Form 10KSB
period 2002-12-31
BNC BANCORP
filed 2003-03-28
CIK 1210227

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20579

                                   ----------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                       Commission File Number: 000-50128

                                   BNC BANCORP
                 (Name of Small Business Issuer in Its Charter)

      NORTH CAROLINA                                   56-1663154
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

          831 Julian Avenue
     Thomasville, North Carolina                                   27360
(Address of Principal Executive Offices)                        (Zip Code)

                                 (336) 476-9200
              (Registrant's telephone number, including area code)

           Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act: Common stock, no par value
                                                           Title of Class

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No  ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $18.3 million.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $28.8 million common stock, no par value, based on the closing price of the common stock on March 25, 2003.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,237,292 shares of common stock, no par value, as of March 25, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders of BNC Bancorp, to be held on May 20, 2002 (the "Proxy Statement"), are incorporated by reference into Part III.

BNC BANCORP
TABLE 1
SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
($ in thousands, except per share and nonfinancial data)

                                                            At or for the Year Ended December 31,
                                                --------------------------------------------------------------
                                                   2002         2001        2000          1999         1998
                                                ----------   ----------   ----------   ----------   ----------
OPERATING DATA:
      Total interest income                     $   15,929   $   15,121   $   14,023   $   10,810   $    9,157
      Total interest expense                         5,918        7,356        6,977        5,231        4,528
                                                ----------   ----------   ----------   ----------   ----------
         Net interest income                        10,011        7,765        7,046        5,579        4,629
      Provision for loan losses                        820          815          500          375          526
                                                ----------   ----------   ----------   ----------   ----------
      Net interest income after provision            9,191        6,950        6,546        5,204        4,103
      Noninterest income                             2,348        1,461          780          958          930
      Noninterest expense                            7,772        5,654        4,908        4,252        3,642
                                                ----------   ----------   ----------   ----------   ----------
         Income before income taxes                  3,767        2,757        2,418        1,910        1,391
      Provision for income taxes                     1,157          842          802          659          480
                                                ----------   ----------   ----------   ----------   ----------
         Net income (loss)                      $    2,610   $    1,915   $    1,616   $    1,251   $      911
                                                ==========   ==========   ==========   ==========   ==========

PER SHARE DATA: (6)
      Earnings per share - basic                $     0.85   $     0.67   $     0.57   $     0.44   $     0.32
      Earnings per share - diluted                    0.82         0.64         0.53         0.42         0.31
      Cash dividends declared                            -           -             -            -             -
      Market price
         High                                        12.25        12.50        13.00        13.20         7.20
         Low                                          8.50         9.00         9.00         7.20         4.91
         Close                                       12.25        10.00        12.00        12.00         7.20
      Tangible book value                             6.73         6.61         5.94         5.25         5.02

      Weighted average shares outstanding:
         Basic                                   3,053,214    2,874,661    2,845,009    2,843,570    2,811,806
         Diluted                                 3,181,977    3,014,645    3,037,417    2,984,686    2,895,400
      Year-end shares outstanding                3,229,425    2,909,375    2,851,179    2,843,975    2,843,219

SELECTED YEAR-END BALANCE SHEET DATA:
      Total assets                              $  306,636   $  210,353   $  180,695      154,384      134,279
      Loans                                        233,180      172,189      140,965      117,116       93,760
      Allowance for loan losses                      4,306        2,292        1,845        1,466        1,287
      Goodwill                                       3,423            -            -            -            -
      Deposits                                     259,546      170,455      147,894      121,489      111,272
      Short-term borrowings                          3,783        3,143        1,929        8,364          941
      Long-term debt                                16,000       16,000       13,000        9,000        7,000
      Shareholders' equity                          25,169       19,222       16,949       14,919       14,262

BNC BANCORP
TABLE 1 - Continued
SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
($ in thousands, except per share and nonfinancial data)

                                                                     At or for the Year Ended December 31,
                                                         -------------------------------------------------------------
                                                           2002        2001         2000           1999        1998
                                                         ---------   ---------    ---------     ---------    ---------
SELECTED PERFORMANCE RATIOS:
      Return on average assets                               1.02%      0.97%        0.97%       0.87%        0.80%
      Return on average equity                              11.66%     10.50%       10.26%       8.58%        8.01%
      Net interest spread (1)                                4.10%      3.78%        3.83%       3.54%        3.42%
      Net interest margin (2)                                4.42%      4.35%        4.63%       4.28%        4.31%
      Noninterest income to total revenue (5)               19.00%     15.84%        9.97%      14.66%       16.73%
      Noninterest income to average assets                   0.92%      0.74%        0.47%       0.67%        0.82%
      Noninterest expense to average assets                  3.04%      2.86%        2.94%       2.97%        3.21%

ASSET QUALITY RATIOS:
      Nonperforming loans to period-end loans                0.73%      0.16%        0.12%       0.11%        0.05%
      Allowance for loan losses to period-end loans          1.85%      1.33%        1.31%       1.25%        1.37%
      Allowance for loan losses to nonperforming loans     253.29%    807.04%     1085.29%    1172.80%     2626.53%
      Nonperforming assets to total assets (3)               0.55%      0.14%        0.09%       0.08%        0.04%
      Net loan charge-offs to average loans                  0.38%      0.23%        0.10%       0.19%        0.17%

CAPITAL RATIOS: (4)
      Total risk-based capital                               9.85%     12.30%       13.44%      12.75%       16.14%
      Tier 1 risk-based capital                              8.60%     11.05%       12.12%      11.61%       15.97%
      Leverage ratio                                         7.33%      9.70%       10.15%      10.43%       12.04%
      Equity to assets ratio                                 8.21%      9.14%        9.38%       9.66%       10.62%
      Tangible equity to assets ratio                        7.13%      9.14%        9.38%       9.66%       10.62%

OTHER DATA:
      Number of banking offices                                 6          4            4           4            3
      Number of full time equivalent employees                 94         63           51          47           43

(1) Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.
(3) Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.
(4)   Capital ratios are for the bank.
(5)   Total revenue consists of net interest income and non-interest income.
(6) All per share data has been restated to reflect the dilutive effect of a stock splits effected in the form of 25% stock dividends in 1999 and 2000.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         BNC Bancorp (the "Company") was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina (the "Bank"). The Company is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the bank holding company laws of North Carolina. The Company's and the Bank's main office is located at 831 Julian Avenue, Thomasville, North Carolina 27360. The Company's only business at this time is owning the Bank and its primary source of income is any dividends that are declared and paid by the Bank on its capital stock.

         The Bank is a full service commercial bank that was incorporated under the laws of the State of North Carolina on November 15, 1991, and opened for business on December 3, 1991. On June 17, 2002, the Bank acquired all outstanding shares of Independence Bank, headquartered in Kernersville, North Carolina, in a cash and a stock transaction. Independence Bank stockholders received $10.67 in cash for each share of Independence Bank stock they owned or
1.16 shares of the Bank's stock for each share of Independence Bank stock owned, subject to certain limitations on the amount of the Bank's stock that was exchanged in the transaction. With the acquisition of Independence Bank, the Bank received $32.5 million in net loans and $43.5 million in deposits.

         The Bank concentrates its marketing and banking efforts to serve the citizens and business interests of the cities and communities located in Davidson and Randolph Counties, and to a lesser extent, Guilford and Forsyth Counties. The Bank conducts its business in Davidson County from its corporate headquarters located in Thomasville, North Carolina, an additional branch in Thomasville, and a branch in Lexington, North Carolina. In Randolph County, the Bank has one location in the Archdale-Trinity community; in Forsyth County, the Bank has one location in Kernersville, North Carolina; and in Guilford County, the Bank has one location in Oak Ridge, North Carolina. The Kernersville and Oak Ridge branches were acquired through a merger with Independence Bank, Kernersville, North Carolina. The Independence Bank acquisition closed in June 2002.

         The Bank operates the rules and regulations of and is subject to examination by the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Commissioner of Banks, North Carolina Department of Commerce (the "Commissioner"). The Bank is also subject to certain regulations of the Federal Reserve governing the reserves to be maintained against deposits and other matters.

         The Bank provides a wide range of banking services tailored to the particular banking needs of the communities it serves. It is principally engaged in the business of attracting deposits from the general public and using such deposits, together with other funding from the Bank's lines of credit, to primarily make consumer and commercial loans. The Bank has pursued a strategy that emphasizes its local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, the Bank makes business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles; unsecured consumer loans; commercial real estate loans; and other loans. The Bank also offers a wide range of banking services, including checking and savings accounts, commercial, installment and personal loans, safe deposit boxes, and other associated services.

         Deposits are the primary source of the Bank's funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, noninterest-bearing accounts, and fixed interest rate certificates with varying maturities.

         Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors. The Bank's savings deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.

         The Bank's primary sources of revenue are interest income from its lending activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from its investment portfolio. During 2001, with interest rates declining on investment securities and other short-term liquid investments, the Bank chose to deploy a majority of these funds into higher yielding loans. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest paid on deposits and general administrative expenses such as salaries, employee benefits, advertising and office occupancy.

         The Bank has experienced steady growth over its eleven-year existence. The Bank's assets totaled $306 million and $210 million as of December 31, 2002 and 2001, respectively. Net Income for the fiscal year ended December 31, 2002 was $2.6 million, or $0.82 per diluted share, compared with $1.9 million, or $0.64 per diluted share, for the fiscal year ended December 31, 2001.

         Because the Bank is the sole subsidiary of the Company, the Company's operations are located at the Bank level. Throughout this Annual Report, results of operations will relate to the Bank's operations, unless a specific reference is made to the Company and its operating results other than through the Bank's business and activities.

COMPETITION AND MARKET AREA

         Commercial banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank is locally owned and managed and its personnel have strong community ties. Management believes this strong community identity and involvement plus the Bank's commitment to offer personalized services and attention to its customers help the Bank compete with the other financial institutions in its market area.

         As of December 31, 2002, there were 34 branch offices of ten commercial banks located in Thomasville and Lexington (Davidson County); and eight offices of seven commercial banks located in the town of Archdale (Randolph County); 13 offices of 13 commercial banks located in the town of Kernersville (Forsyth County); and two offices of two commercial banks in the town of Oak Ridge (Guilford County).

         Davidson, Randolph, Guilford and Forsyth Counties are located in the diverse, growing regional of the Piedmont Triad. Lexington, Archdale and Thomasville's traditional economic base includes furniture and textile manufacturing. Large area employers include Thomasville Furniture Industries, Lexington Furniture Industries, Thomas Built Buses, and Dar/Ran Furniture. Oak Ridge is primarily rural with the economic base consisting of farming and small business. Kernersville's economic base consists primarily of small businesses. Large employers in Kernersville include Roadway Express, Barco Pruden, Sara Lee Sock Co, Deere Hitachi and Hooker Furniture.

SUBSIDIARIES

         The Company has no subsidiaries other than the Bank. The Bank has no subsidiaries.

EMPLOYEES

         At December 31, 2002, the Bank had 94 full-time and four part-time employees.

SUPERVISION AND REGULATION

         Bank holding companies and state commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

         GENERAL. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         As a result of the Company's ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

         CAPITAL ADEQUACY GUIDELINES FOR HOLDING COMPANIES. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and the allowance for loan losses, subject to certain restrictions. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

         CAPITAL REQUIREMENTS FOR THE BANK. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2002.

         DIVIDEND AND REPURCHASE LIMITATIONS. The Company must obtain Federal Reserve approval prior to repurchasing common stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues.

         Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank.

         North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the applicable law and regulations).

         DEPOSIT INSURANCE ASSESSMENTS. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 31 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.

         FEDERAL HOME LOAN BANK SYSTEM. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2002, the Bank was in compliance with this requirement.

         COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last CRA examination which was conducted during June 2000.

         PROMPT CORRECTIVE ACTION. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating);
(B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

         CHANGES IN CONTROL. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 or the acquiror will be the largest shareholder after the acquisition.

         FEDERAL SECURITIES LAW. The Company has registered its common stock with the Securities and Exchange Commission (the "SEC") pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

         TRANSACTIONS WITH AFFILIATES. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below).
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

         LOANS TO ONE BORROWER. The Bank is subject to the Commissioner's loans to one borrower limits which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

         GRAMM-LEACH-BLILEY ACT. Federal legislation adopted by Congress during 1999, the Gramm-Leach-Bliley Act (the "GLB Act"), has dramatically changed various federal laws governing the banking, securities, and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

         In general, the GLB Act (i) expands opportunities to affiliate with securities firms and insurance companies; (ii) overrides certain state laws that would prohibit certain banking and insurance affiliations; (iii) expands the activities in which banks and bank holding companies may participate; (iv) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; (v) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies; and (vi) requires banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not to be disclosed to certain persons.

         The GLB Act has expanded opportunities for the Bank to provide other services and obtain revenues in the future but, at present, it has not had a significant effect on the Company's or the Bank's respective operations as they are presently conducted. However, this expanded authority also may present new challenges as the Bank competes with larger financial institutions that expanded their services and products into the same areas that are now feasible for smaller, community-oriented financial institutions. The economic effects of the GLB Act on the banking industry, and on competitive conditions in the financial services industry generally, may be profound.

         USA PATRIOT ACT. In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through many means, including broadened anti-money laundering requirements. For example, by way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among banks, bank regulatory agencies, and law enforcement bodies to prevent money laundering. Additionally, Title III of the USA PATRIOT ACT imposes several affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

         Pursuant to Section 352 of the USA PATRIOT Act, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Also, Section 326 of the Act requires certain minimum standards with respect to customer identification and verification.
Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Under the USA Patriot Act, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

         Bank regulators are directed to consider a company's and/or a bank's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became one of the most sweeping federal legislative actions addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and increased disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others will be implemented over the coming months.

         In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies' reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. The Sarbanes-Oxley Act provides the SEC with new enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

         The full impact of the Sarbanes-Oxley Act cannot be fully measured until the SEC acts to implement the numerous provisions for which Congress has delegated implementation authority. The economic and operational effects of this new legislation on public companies, including the Bank, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, the Bank will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its market.

         Other. The federal banking agencies, including the FDIC, have developed joint regulations requiring annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice.

         In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

         Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

         On June 16, 2002, the Company acquired all outstanding shares of Independence Bank in a cash and a stock transaction. Independence Bank stockholders received $10.67 in cash for each share of Independence Bank stock they own or 1.16 shares of Bank of North Carolina stock for each share of Independence Bank stock owned, subject to certain limitations on the amount of Bank of North Carolina stock that was exchanged in the transaction. With the acquisition of Independence Bank, Bank of North Carolina received $32.5 million in net loans and $43.5 million in deposits.

ITEM 2            DESCRIPTION OF PROPERTY

         Owned properties:

                Main Office: 831 Julian Avenue, Thomasville, NC 27360. Archdale Office: 113 Trindale Road, Archdale, NC 27263. Lexington Office: 115 East Center Street, Lexington, NC 27292. North Thomasville Office relocation: 1323 National Highway,
                 Thomasville, NC  27360.
                Kernersville Office: 211 Broad Street, Kernersville, NC 27284. Oak Ridge Office: 8000 Linville Road, Oak Ridge, NC 27310

         The total net book value of the Bank's furniture, fixtures and equipment on December 31, 2002 was $7.8 million. All properties are considered by the Bank's management to be in good condition and adequately covered by insurance.

         Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2002, the Bank had no assets classified as real estate owned.

ITEM 3            LEGAL PROCEEDINGS

         None.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 19, 2002, at a special meeting, the stockholders of the Bank voted to approve an Agreement and Plan of Reorganization pursuant to which the Bank became the wholly-owned subsidiary of the Company and each outstanding share of the Bank's common stock was exchanged for one share of the Company's common stock (the "Reorganization"). The vote was as follows:

                  FOR:       2,241,010
                  AGAINST:      66,534
                  ABSTAIN:      16,658

                                     PART II

ITEM 5            MARKET FOR THE BANK'S COMMON STOCK AND RELATED STOCK HOLDER
                  MATTERS

         The Company's common stock is listed in the National Daily Quotation Services "Bulletin Boards" under the symbol "BNCN". Scott and Stringfellow, Inc. is the market maker in the Company's stock. The following firms are not market makers; however, they do attempt to match-up buyers and sellers through their local offices: Wachovia Securities, and Morgan Keegan.

         The table below presents the over-the-counter market quotations for the Company's and the Bank's common stock for the years ended December 31, 2002 and 2001. For the periods prior to the Reorganization, the quotes relate to the Bank's common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

 Quarterly period                       High                     Low
 ----------------                     -------                 --------
 Year ended December 31, 2002
            Fourth Quarter            $ 12.25                 $ 11.00
            Third Quarter             $ 12.25                 $  9.66
            Second Quarter            $ 10.50                 $  8.50
            First Quarter             $ 10.75                 $  9.00
 Year ended December 31, 2001
            Fourth Quarter            $ 10.75                 $  9.00
            Third Quarter             $ 10.50                 $  9.00
            Second Quarter            $ 10.25                 $  9.13
            First Quarter             $ 12.50                 $ 10.00

         As of December 31, 2002, the Company had approximately 1,209 shareholders of record not including persons or entities whose stock is held in nominee or "street" name and by various banks and brokerage firms.

         See "ITEM 1. DESCRIPTION OF BUSINESS -- Supervision and Regulation" above for regulatory restrictions which limit the ability of the Bank to pay dividends. Neither the Company nor the Bank has paid any cash dividends to stockholders from the time each began operations through December 31, 2002.

ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Management's discussion and analysis is intended to assist readers in understanding and evaluating of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company's only asset is the Bank, the discussion that follows focuses on the Bank's business and operations.

                           FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and the Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like "expect," "anticipate," "estimate" and "believe," variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank's markets, (2) changes in the interest rate environment,
(3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards,
(5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetory and fiscal policies, laws, rules and regulations and (7)other risks and factors identified in the Company's other filings with the SEC. The Company undertakes no obligation to update any forward-looking statements.

         The Company is a one-bank holding company incorporated under the laws of North Carolina to serve as the holding company for the Bank. The Company acquired all of the outstanding capital stock of the Bank on December 16, 2002. The Bank is a full service commercial bank that was incorporated under the laws of the State of North Carolina on November 15, 1991, and opened for business on December 3, 1991. The Bank concentrates its marketing and banking efforts to serve the citizens and business interests of the cities and communities located in Davidson, Randolph, Guilford, and Forsyth Counties. See "PART I, ITEM 1 -- DESCRIPTION OF BUSINESS" for an overview of the business operations of the Company and the Bank.

         On June 17, 2002, the Bank acquired all outstanding shares of Independence Bank, headquartered in Kernersville, North Carolina, in a cash and a stock transaction. Independence Bank stockholders received $10.67 in cash for each share of Independence Bank stock they owned or 1.16 shares of the Bank's stock for each share of Independence Bank stock owned, subject to certain limitations on the amount of the Bank's stock that was exchanged in the transaction. With the acquisition of Independence Bank, the Bank received $32.5 million in net loans and $43.5 million in deposits.

           SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

         Selected Consolidated Financial and Other Data is presented in Table 1 included herein. The information is derived in part from the audited consolidated financial statements and notes thereto of the Company. This information presented below does not purport to be complete and should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this annual report on Form 10-KSB.

                               FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001

         The most significant event affecting the Bank's growth in 2002 was the acquisition of Independence Bank on June 17, 2002, contributing $50 million to total assets, $35 million to total loans, and $43 million to total deposits.

In the aggregate, total assets grew by $96 million, or 46%, to $307 million at year-end. This growth was principally reflected in increased loans and investment securities available for sale. Total loans, excluding loans held for sale but including the loans from the Independence Bank acquisition, increased by $61 million, or 35%, from $172 million at the beginning of the year to $233 million at year end. Investment securities available for sale increased by $9 million, or 64%, from $15 million to $24 million, with the increase including $5 million in investment securities of Independence Bank. The total increase in loans was composed principally of increases of $24 million and $36 million, respectively, in real estate loans and commercial and industrial loans - two areas of lending which the Bank targets. The Bank has maintained liquidity at what it believes to be an appropriate level, as liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities available for sale, increased in the aggregate to $46 million, or 15% of total assets, at December 31, 2002. The Bank, as a member of the FHLB, has an investment of $1.2 million in FHLB stock. The Bank's investment in premises and equipment increased by $2.6 million as a result of growth and expansion and costs incurred in development of the new full service branch in North Thomasville, and the branches acquired from Independence Bank in Kernersville and Oak Ridge. As part of the acquisition of Independence Bank, the Company recorded goodwill of $3.4 million and core deposit intangible asset of $154,000. The core deposit intangible asset is being amortized into expense over ten years.

         Funding to support higher total assets held at year-end was provided by an increase of $89 million in deposit accounts, including the $43 million from the Independence Bank acquisition. Non-interest-bearing demand accounts grew by $11 million, or 58%, interest-bearing demand accounts increased by $66 million, or 171%, and time deposits increased by $9 million, or 9%. The increase in interest-bearing demand accounts resulted principally from the introduction of a premium money market account with rates that exceeded short-term CD rates. This product was marketed on an individual basis to those customers and prospective customers that had sufficient balances to meet the minimum balance requirements. This product, in addition to being very successful in raising new balances and solidifying the relationships of many of the Bank's existing customers, provided a funding source whose repricing characteristics more closely matched that of the Bank's variable rate loan portfolio. With the future direction of rates uncertain, and the Bank exposed to a further decline in rates, this product served two purposes. The Bank also used the wholesale CD market for the first time in 2002, raising over $4 million in longer term CD's when the local markets were requiring much higher rates on similar terms.

         Total stockholders' equity increased by $6 million, or 31%, during 2002. The increase resulted principally from shares issued in the acquisition of Independence Bank. All capital ratios continue to place the Bank in excess of the minimum required to be deemed an adequately-capitalized bank by regulatory measures. During 2002, the Bank's total risk based capital ratio fell below 10%, thus dropping the Bank from "well-capitalized" to "adequately-capitalized" by regulatory measures. The Company anticipates issuing up to $5 million in trust preferred securities during the first half of 2003 which is expected to re-establish the Bank as "well-capitalized" when completed. Management cannot be certain at this point that the proposed issuance of trust preferred securities will occur.

                               NET INTEREST INCOME

         Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, "volume" refers to the average dollar level of interest-earning assets and interest-bearing liabilities, "spread" refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and "margin" refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2002, 2001and 2000, average interest-earning assets were $232 million, $182 million, and $155 million, respectively. During these same years, the Bank's tax effected net yields on average interest-earning assets were 4.42%, 4.35%, and 4.63%, respectively.

         Table 2 following this discussion, "Average Balances and Net Interest Income," presents an analysis of the Bank's net interest income for 2002 and 2001.

         See Table 3 following this discussion, "Volume and Rate Variance Analysis".

                              RESULTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

         OVERVIEW. The Company reported net income of $2.6 million or $0.82 per diluted share for the year ended December 31, 2002, as compared with net income of $1.9 million or $0.64 per diluted share for 2001, an improvement of $695,000 or $0.18 per diluted share. Net interest income increased by $2.2 million, or 29%, in 2002, while non-interest income increased by $887,000 million, or 61%. These increases in income substantially exceeded the $2.1 million increase in non-interest expenses, which totaled $7.8 million in 2002 as compared with $5.7 million in 2001.

         NET INTEREST INCOME. Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, "volume" refers to the average dollar level of interest-earning assets and interest-bearing liabilities, "spread" refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and "margin" refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

         Net interest income increased to $10.0 million for the year ended December 31, 2002, a $2.2 million or 29% increase from the $7.8 million earned in 2001. Total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the dramatic trend of declining interest rates throughout the period. The rates earned on a significant portion of the Bank's loans adjust immediately when index rates such as the prime rate change. Conversely, most interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank's interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $50 million, or 28%, during 2002 as compared to 2001, while the average yield dropped by 142 basis points from 8.39% to 6.97%. Average total interest-bearing liabilities increased by $47 million, or 29%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 175 basis points from 4.62% to 2.87%. With both yield on earning assets and cost of interest-bearing liabilities dropping dramatically, the Bank's net interest margin stayed relatively stable. For the year ended December 31, 2002, the net interest margin was 4.42%, while for the year ended December 31, 2001, the net interest margin was a comparable 4.35%.

         PROVISION FOR LOAN LOSSES. The Bank recorded a $820,000 provision for loan losses in 2002, representing an increase of $5,000 from the $815,000 provision made in 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2002 and 2001 the provision for loan losses was made principally in response to growth in loans, as loan growth, exclusive of the Independence Bank merger and loans held for sale, totaled $27 million in 2002 and by $31 million in 2001. At December 31, 2002, the allowance for loan losses was $4.3 million, an increase of $2.0 million, or 88% from the $2.3 million at the end of 2001. The allowance represents 1.85% and 1.33%, respectively, of loans outstanding at the end of 2002 and 2001. At December 31, 2002 and 2001, the Bank had $1.7 million and $362,000 in nonaccrual loans, respectively. The nonaccrual balance at December 31, 2002 has been written down to a balance that management feels is collectible under normal market conditions.

         As part of the Independence acquisition, senior management, in conjunction with the Bank's investment bankers and legal counsel evaluated the credit quality of the loan portfolio being acquired, the loss history of Independence Bank, and the past due histories of the portfolio. This evaluation resulted in the Bank assigning an allowance to the loans purchased of approximately $2.0 million. This resulted in the Bank's allowance for loan loss percentage to increase to over 1.80% at the completion of the transaction. In addition, net loan charge-offs for 2002 were $766,000 million, an increase of $398,000 from net charge-offs of $368,000 in 2001.

         NON-INTEREST INCOME. Non-interest income increased to $2.3 for the year ended December 31, 2002 as compared with $1.5 million for the year ended December 31, 2001, an increase of $887,000 million, or 61%. Since inception, the Bank has actively pursued additional non-interest income sources outside of traditional banking operations, including income from our investment service operations and our mortgage origination department. The mortgage origination unit, which expanded into the Winston-Salem market in 2002, increased its fee income to $673,000 in 2002, as compared to $388,000 in 2001. Service charges on deposits and other services in 2002 were $1.1 million, an increase of $312,000, or 40%, when compared to the $785,000 million in 2001. Table 4 following this discussion presents a comparative analysis of the components of non-interest income.

         NON-INTEREST EXPENSES. Non-interest expenses totaled $7.8 million for the year ended December 31, 2002, an increase of $2.1 million over the $5.7 million reported for 2001. Substantially all of this increase resulted from the Bank's growth and development during 2002 and 2001, including the purchase of the two branches in the acquisition of Independence Bank in June of 2002, the opening of a new mortgage origination office in Winston Salem in 2002, and occupying the permanent facility at our north Thomasville office. Personnel costs increased by $1.3 million, with over half of this increase attributable to the salaries of the acquired branches, the new mortgage origination office, and the additional commissions paid to our existing mortgage and investment services staff on increased fee generation during 2002. Table 5 following this discussion presents a comparative analysis of the components of non-interest expenses.

         Other non-interest expense categories for 2002 also increased primarily due to the 46% increase in total assets and the addition of our two new Independence offices.

         INCOME TAXES. The provision for income taxes of $1.2 million in 2002 and $842,000 in 2001 represent 30.7% and 30.5%, respectively, of income before income taxes. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax exempt income from municipal bonds and bank-owned life insurance.

                                    LIQUIDITY

         The Bank's sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2002, the Bank had credit availability with the FHLB of approximately $46.0 million, with $16.0 million outstanding at December 31, 2002.

         Total deposits were $260 million and $170 million at December 31, 2002 and 2001, respectively. As a result of the Company's deposit growth exceeding loan demand, the Bank was able to rely less on wholesale funding sources, such as borrowings from the FHLB. During 2002, with the introduction of the premium money market account, many investors opted for the liquidity of this account over a CD, which pays a fixed rate of interest over a specified term. Certificates of deposit are the only deposit accounts that have stated maturity dates. Such deposits are generally considered to be rate sensitive. At December 31, 2002 and 2001, time deposits represented 44% and 61%, respectively, of the Company's total deposits. Certificates of deposit of $100,000 or more represented 8% and 14%, respectively, of the Bank's total deposits at December 31, 2002 and 2001. At December 31, 2002, the Company had no funds from public units and $4.0 million in brokered time deposits. Management believes that most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

         Management anticipates that the Bank will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, municipal securities and mortgage-backed securities.

         In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. Table 6 following this discussion, "Contractual Obligations and Commitments", summarizes the Bank's contractual obligations and commitments as of December 31, 2002.

                                CAPITAL RESOURCES

         At December 31, 2002 and 2001, the Company's tangible shareholders' equity totaled $21.6 million and $19.2 million, respectively. The Company's tangible equity to asset ratio on those dates was 7.13% and 9.14%, respectively. The Company and the Bank are subject to minimum capital requirements. See "PART 1, ITEM 1 - DESCRIPTION OF BUSINESS" -- Supervision and Regulation." Because the Company's only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank.

         All capital ratios place the Bank in excess of the minimum required to be deemed adequately capitalized by regulatory measures. During 2002, the Bank's Total Capital to Risk Weighted Assets ratio fell below the 10% threshold to be considered a well-capitalized institution. The Company anticipates issuing $5 million in trust preferred securities during the first half of 2003 which is expected to re-established the Bank's capital levels to well-capitalized. The Bank's Tier I Leverage ratio as of December 31, 2002 and 2001 was 7.33% and 9.70%, respectively.

         Note O to the accompanying consolidated financial statements presents an analysis of the Bank's regulatory capital position as of December 31, 2002 and 2001. With the anticipated issuance of trust preferred securities after to December 31, 2002, management expects that the Bank will remain "well-capitalized" for regulatory purposes throughout 2003, although there can be no assurance that the Bank will not fall into the "adequately-capitalized" classification.

                           ASSET/LIABILITY MANAGEMENT

         The Bank's results of operations depend substantially on its net interest income. Like most financial institutions, the Bank's interest income and cost of funds are affected by general economic conditions and by competition in the market place. The purpose of asset/liability management is to provide stable net interest income growth by protecting the Bank's earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Bank maintains, and has complied with, an asset/liability management policy approved by the Board of Directors of the Bank and the Company that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. This policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

         When suitable lending opportunities are not sufficient to utilize available funds, the Bank has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, mortgage-backed securities and securities issued by local governmental municipalities. The securities portfolio contributes to the Bank's, and thus the Company's profits and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits or as collateral for FHLB advances.

         In reviewing the needs of the Bank with regard to proper management of its asset/liability program, the Bank's management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes. A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayments on loan and loan-backed assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

         Based on the results of the income simulation model as of December 31, 2002, the Bank would expect an increase in net interest income of $379,000 if interest rates increase from current rates by 100 basis points and a decrease in net interest income of $280,000 if interest rates decrease from current rates by 100 basis points. When factoring in other interest sensitive revenues and costs, such as the income derived from mortgage originations, the effect of a 100 basis point rise will produce a net increase in interest sensitive income of $204,000, while a decline in rates of 100 basis points will result in a reduction in interest sensitive income of $105,000.

         The analysis of an institution's interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is another standard tool for the measurement of the exposure to interest rate risk. The management believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

         Table 7 following this discussion, "Interest Rate Sensitivity Analysis" sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and place in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and have been placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Bank's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

         Table 7 illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Bank is asset sensitive within three months, liability sensitive within twelve months, and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, the Bank expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets which are considered to be immediately sensitive. The same is true for all other interest bearing transaction accounts. Additionally, certain assets have features which restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Bank places primary emphasis on its income simulation model when managing its exposure to changes in interest rates.

                               LENDING ACTIVITIES

         GENERAL. The Bank provides to its customers a full range of short- to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans.

         The Bank's loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Boards of Directors of the Bank and the Company. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work.

         Table 8 following this discussion provides an analysis of the Bank's loan portfolio composition by type of loan as of the end of each of the last five years.

         Table 9 following this discussion presents, at December 31, 2002, (i) the aggregate maturities or repricings of loans in the named categories of the Company's loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature or reprice after one year.

         COMMERCIAL LOANS. Commercial business lending is the primary focus of the Bank's lending activities. At December 31, 2002, the Bank's commercial loan portfolio equaled $82 million or 35% of total loans, as compared with $59 million or 34% of total loans at December 31, 2001. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

         Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

         REAL ESTATE LOANS. Real estate loans are made for purchasing, constructing and refinancing one to four family, five or more family and commercial properties. Real estate loans also include home equity credit lines. The Bank offers fixed and adjustable rate options and provides customers access to long-term conventional real estate loans through its mortgage loan department which makes secondary market conforming loans that are originated with a commitment from a correspondent to purchase the loan within 30 days of closing.

         Residential real estate loans amounted to $58 million and $40 million at December 31, 2002 and 2001, respectively. The Bank's residential mortgage loans are generally secured by properties located within the Bank's market area. Many of the residential mortgage loans that the Bank makes are originated for the account of third parties. Such loans are classified as loans held for sale in the financial statements. The Bank receives fees for each such loan originated, with such fees aggregating $673,000 for the year ended December 31, 2002 and $388,000 for the year ended December 31, 2001. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties.

         Commercial real estate loans totaled $40 million and $27 million at December 31, 2002 and 2001, respectively. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

         The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Company generally receives a pre-arranged permanent financing commitment from an outside entity prior to financing the construction of pre-sold homes. The Company lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, the Company generally requires documentation of all draw requests and utilizes loan officers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.

         LOANS TO INDIVIDUALS. Loans to individuals include automobile loans, boat and recreational vehicle financing and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

                          COMMITMENTS TO EXTEND CREDIT

         In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company's consolidated balance sheets. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Table 6 and Note P to the accompanying consolidated financial statements.

                                  ASSET QUALITY

         The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Bank's and the Company's Boards of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan's credit quality improves or deteriorates, it is Credit Administration's responsibility to change the borrower's risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Bank's market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management's estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

         The Bank's policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

                              NONPERFORMING ASSETS

         Table 10 following this discussion sets forth, for the period indicated, information with respect to the Bank's nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

         The Company's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. The Bank accounts for loans on a nonaccrual basis when it has serious doubts about the collectibility of principal or interest. Generally, the Bank's policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. The Bank accrues interest on restructured loans at the restructured rates when management anticipates that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which management has serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the Bank's allowance for loan losses. At December 31, 2002, the Bank had identified $1.7 million in nonaccrual loans.

         Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2002, there were no assets classified as real estate owned.

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In addition, on a quarterly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from the Bank's history of operations. In addition to the Bank's history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management.

         Management uses the risk grading program, as described under "Asset Quality," to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed by Credit Administration, and tested by the Bank's internal auditor. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more, and nonaccrual loans. The Bank strives to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Bank's market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Bank has no foreign loans and does not engage in significant lease financing or highly leveraged transactions.

         Management follows a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management's judgment and historical experience.

         Loans classified as "substandard" are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some losses if the deficiencies are not corrected. A reserve of 15% is generally allocated to these loans. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, the Bank also categorizes loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

         Growth in loans outstanding has, throughout the Bank's history, been the primary reason for increases in the Bank's allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank's major loan categories, with the concentrations of major loan categories being relatively consistent from 1998 through 2002. For the four fiscal years 1998 through 2001, the Bank's loan loss experience has seen net loan charge-offs in each year of range from 0.10% to 0.23% of average loans outstanding. For 2002 net charge-offs were 0.38% of average loans outstanding. The Bank's allowance for loan losses at December 31, 2002 of $4.3 million represents 1.85% of total loans outstanding, excluding loans held for sale. The increase in this percentage above the 1.33% level of December 31, 2001 relates largely to loans obtained in the purchase of Independence Bank.

         The allowance for loan losses represents management's estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. The Bank makes specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the allocated portion of the allowance for loan losses, the Bank maintains an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Bank's and the Company's financial condition and results of operations.

         Table 11 following this discussion shows the allocation of the allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

         Table 12 following this discussion sets forth for the periods indicated information regarding changes in the Bank's allowance for loan losses.

                              INVESTMENT ACTIVITIES

         The Bank's portfolio of investment securities, all of which are available for sale, consists primarily of U.S. government agency securities, mortgage-backed securities, and securities issued by local governmental municipalities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to stockholders' equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank's policy to classify all investment securities as available for sale. Table 13 following this discussion summarizes securities available for sale.

         Table 14 following this discussion summarizes the amortized costs, fair values and weighted average yields of securities available-for-sale at December 31, 2002, by contractual maturity groups.

         The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2002, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company's shareholders' equity.

                                SOURCES OF FUNDS

         Deposit Activities. The Bank provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Bank has used limited amounts of wholesale deposits as a funding source. However, it strives to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce its costs of funds.

         Table 15 following this discussion sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

         Table 16 following this discussion sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2002.

                        RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. SFAS No. 146 will be effective for exit or disposal activities initiated by the Company after December 31, 2002. This statement is not expected to have a material impact on the Company's consolidated financial statements upon adoption.

                           CRITICAL ACCOUNTING POLICY

         The Company's most significant critical accounting policy is the determination of our allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires our most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of future write-offs differ significantly from those assumptions we use in making our determination, the allowance for loan losses and provision for loan losses on our income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled "Asset Quality" and "Analysis of Allowance for Loan Losses" and Note C to the consolidated financial statements contained in this Annual Report.

         BORROWINGS. Borrowings provide an additional source of funding for the Bank. The Bank may purchase federal funds through an unsecured federal funds guidance line of credit totaling $2.0 million at December 31, 2002. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and terms of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Bank had no outstanding balance on the line of credit as of December 31, 2002 and 2001.

         As an additional source of borrowings the Bank utilizes securities sold under agreements to repurchase, with balances outstanding of $3.8 million and $3.1 million at December 31, 2002 and 2001, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

         The Bank also uses advances from the FHLB of Atlanta under a line of credit equal to 15% of the Bank's total assets ($46 million at December 31, 2002). Outstanding advances totaled $16 million at both December 31, 2002 and 2001, and are secured by a blanket floating lien on qualifying first mortgage loans. A more detailed analysis of the Bank's FHLB advances is presented in Note G to the consolidated financial statements.

RISKS ASSOCIATED WITH THE BANK AND THE COMPANY

         CONCENTRATION OF OPERATIONS. The Bank's operations concentrated in the piedmont region of North Carolina. As a result of this geographic concentration, the Bank's results may correlate to the economic conditions in these areas. A deterioration in economic conditions in any of these market areas, particularly in the industries on which these geographic areas depend, may adversely affect the quality of our loan portfolio and the demand for its products and services, and accordingly, its results of operations.

         RISKS ASSOCIATED WITH LOANS. A significant source of risk for the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank's loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.

         COMPETITION WITH LARGER FINANCIAL INSTITUTIONS. The banking and financial services business in the Bank's market area continues to be a competitive field and is becoming more competitive as a result of:

            .     Changes in regulations;
            .     Changes in technology and product delivery systems; and
            .     The accelerating pace of consolidation among financial
                  services providers.

         It may be difficult to compete effectively in the Bank's market, and results of operations could be adversely affected by the nature or pace of change in competition. The Bank competes for loans, deposits and customers with various bank and nonbank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

         TRADING VOLUME. The trading volume in the Company's common stock on the OTC Bulletin Board has been comparable to other similarly-sized banks and companies trading on the OTC Bulletin Board. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the Nasdaq SmallCap Market, the Nasdaq National Market System, the New York Stock Exchange, or other consolidated reporting systems or stock exchanges. The market in the Company's common stock may be limited in scope relative to other companies. The Company cannot guarantee that a more active and liquid trading market for the Company's common stock will develop in the future.

         TECHNOLOGICAL ADVANCES. The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Bank's operations. Many of our competitors have substantially greater resources than the Company and the Bank have to invest in technological improvements.

         GOVERNMENT REGULATIONS. Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company's and the Bank's operations. The Bank is subject to supervision and periodic examination by the FDIC and the Commissioner. The Company is subject to the supervision and regulation of the Federal Reserve and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit the Company's and the Bank's growth and the return to our shareholders by restricting certain of the Company's and the Bank's activities, such as:

            .     The payment of dividends to the Company's shareholders;
            .     Possible mergers with or acquisitions of or by other
                  institutions;
            .     Investment policies;
            .     Loans and interest rates on loans;
            .     Interest rates paid on deposits;
            .     Expansion of branch offices; and/or
            .     The possibility to provide or expand securities or trust
                  services.

         The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect the Company's and the Bank's ability to operate profitably. The enactment of the Sarbanes-Oxley Act, and the related rules and regulations enacted by the SEC, have resulted in a significant increase in audit and legal fees.

BNC BANCORP
TABLE 2
AVERAGE BALANCES AND NET INTEREST INCOME ($ in thousands)

                                                                                        Years Ended December 31,
                                                      ------------------------------------------------------------------------
                                                                      2002                               2001
                                                      ------------------------------------------------------------------------
                                                        Average              Average      Average                  Average
                                                        Balance    Interest    Rate       Balance       Interest     Rate
                                                      ----------   --------  --------   ------------   ---------   --------
Interest-earning assets:
      Loans, net (1)                                  $  203,333   $ 14,823      7.29%  $    158,019   $  13,890       8.79%
      Investment securities, tax effected (2)             20,030      1,162      5.80%        16,166       1,068       6.61%
      Interest-earning bank deposits                       7,859        131      1.67%         7,078         283       4.00%
      FHLB stock                                           1,041         70      6.72%           900          47       5.22%
                                                      ----------   --------  --------   ------------   ---------   --------
           Total interest-earning assets                 232,263     16,186      6.97%       182,163      15,288       8.39%
                                                                   --------  --------                  ---------   --------

Other assets                                              23,725                              15,494
                                                      ---------                         -------------

           Total assets                               $  255,988                        $    197,657
                                                      ==========                        ============

Interest-bearing liabilities:
      Demand deposits                                     73,878      1,602      2.17%        32,551         808       2.48%
      Savings deposits                                     9,380         61      0.65%         7,677          78       1.02%
      Time deposits                                      101,404      3,321      3.28%       100,991       5,475       5.42%
      Borrowings                                          21,510        934      4.34%        18,097         995       5.50%
                                                      ----------   --------  --------   ------------   ---------   --------
           Total interest-bearing liabilities            206,172      5,918      2.87%       159,316       7,356       4.62%
                                                                   --------  --------                  ---------   --------

      Non-interest-bearing deposits                       25,021                              19,197
      Other liabilities                                    2,409                                 902
      Stockholders' equity                                22,386                              18,242
                                                      ----------                        ------------
           Total liabilities and stockholders' equity $  255,988                        $    197,657
                                                      ==========                        ============

Net interest income and interest rate spread (3)                   $10,268       4.10%                 $   7,932       3.78%
                                                                   ========  ========                  =========   ========

Net interest margin (4)                                                          4.42%                                 4.35%
                                                                             ========                              ========
      Ratio of average interest-earning assets
        to average interest-bearing liabilities           112.65%                             114.34%
                                                      ==========                        ============

                                                                       2000
                                                      -----------------------------------
                                                          Average                  Average
                                                          Balance     Interest     Rate
                                                        ----------   ----------   -------
Interest-earning assets:
      Loans, net (1)                                    $  126,897   $   12,335      9.72%
      Investment securities, tax effected (2)               23,420        1,515      6.47%
      Interest-earning bank deposits                         4,111          257      6.25%
      FHLB stock                                               819           63      7.69%
                                                        ----------   ----------   -------
           Total interest-earning assets                   155,247       14,170      9.13%
                                                                     ----------   -------

Other assets                                                11,710
                                                        ----------

           Total assets                                 $  166,957
                                                        ==========

Interest-bearing liabilities:
      Demand deposits                                       27,401          967      3.53%
      Savings deposits                                       8,286          156      1.88%
      Time deposits                                         80,822        4,994      6.18%
      Borrowings                                            15,215          860      5.65%
                                                        ----------   ----------   -------
           Total interest-bearing liabilities              131,724        6,977      5.30%
                                                                     ----------   -------

      Non-interest-bearing deposits                         18,682
      Other liabilities                                        794
      Stockholders' equity                                  15,757
                                                        ----------
           Total liabilities and stockholders' equity   $  166,957
                                                        ==========

Net interest income and interest rate spread (3)                     $    7,193      3.83%
                                                                     ==========   =======

Net interest margin (4)                                                              4.63%
                                                                                  =======
      Ratio of average interest-earning assets
        to average interest-bearing liabilities             117.86%
                                                        ==========

(1)  Average loans include non-accruing loans.
(2) Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $257,000, $167,000, and $147,000 for the years 2002, 2001, and 2000, respectively.
(3) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(4) Net interest margin is computed by dividing net interest income by total earning assets.

BNC BANCORP
TABLE 3
VOLUME AND RATE VARIANCE ANALYSIS
(In Thousands)

                                            Year Ended December 31, 2002 vs. 2001   Year Ended December 31, 2001 vs. 2000
                                            -------------------------------------   -------------------------------------
                                                  Increase (Decrease) Due to             Increase (Decrease) Due to
                                            -------------------------------------   -------------------------------------
                                              Volume       Rate         Total         Volume       Rate          Total
                                            --------     ---------     -------       -------      --------      -------
Interest income:
      Loans, net                             $ 3,643      $(2,710)     $   933       $ 2,880      $ (1,325)     $ 1,555
      Investment securities, tax effected        240         (146)          94          (474)           27         (447)
      Interest-earning bank deposits              22         (174)        (152)          152          (126)          26
      FHLB stock                                   8           15           23             5           (21)         (16)
                                            --------     --------      -------       -------      --------      -------
           Total interest income               3,913       (3,015)         898         2,563        (1,445)       1,118
                                            --------     --------      -------       -------      --------      -------
Interest expense:
      Deposits
        Demand deposits                          961         (167)         794           155          (314)        (159)
        Savings deposits                          14          (31)         (17)           (9)          (69)         (78)
        Time deposits                             18       (2,172)      (2,154)        1,170          (689)         481
      Borrowings                                 168         (229)         (61)          161           (26)         135
                                            --------     --------      -------       -------      --------      -------
           Total interest expense              1,161       (2,599)      (1,438)        1,476        (1,097)         379
                                            --------     --------      -------       -------      -------       -------
Net interest income increase (decrease)      $ 2,752      $  (416)     $ 2,336       $ 1,087      $   (348)     $   739
                                            ========     ========      =======       =======      ========      =======

BNC BANCORP
TABLE 4
NON-INTEREST INCOME
(In Thousands)

                                                             Year Ended December 31,
                                                        -------------------------------
                                                         2002         2001       2000
                                                        -------     -------     -------
Mortgage fee income                                     $   673     $   388     $   151
Service charges on deposit accounts                       1,097         785         473
Investment brokerage fees                                   221         117          49
Increase in cash surrender value of life insurance          249         160          78
                                                        -------     -------     -------

      Core noninterest income                             2,240       1,450         751

Securities gains (losses), net                               95          --         (10)
Other noninterest income                                     13          11          39
                                                        -------     -------     -------
      Total non-interest income                         $ 2,348     $ 1,461     $   780
                                                        =======     =======     =======

BNC BANCORP
TABLE 5
NON-INTEREST EXPENSES
(In Thousands)

                                                             Year Ended December 31,
                                                        -------------------------------
                                                         2002        2001        2000
                                                        -------     -------     -------
Salaries and employee benefits                          $ 4,533     $ 3,198     $ 2,723
Occupancy expense                                           441         320         319
Furniture and equipment expense                             546         501         482
Data processing and supply expense                          576         430         345
Advertising                                                 290         152         197
Insurance, professional and other services                  668         564         416
Other                                                       718         489         426
                                                        -------     -------     -------

      Total non-interest expenses                       $ 7,772     $ 5,654     $ 4,908
                                                        =======     =======     =======

BNC BANCORP
TABLE 6
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
(In Thousands)

                                                                   Payments Due by Period
                                               ------------------------------------------------------------
                                                           On Demand
                                                           or Within                                 After
        Contractual Obligations                  Total      1 Year     2 - 3 Years   4 - 5 Years    5 Years
--------------------------------------------   ---------   ---------   -----------   -----------   --------
Short-term borrowings                          $       -   $       -   $         -   $         -   $      -

Short-term borrowings                          $   3,783   $   3,783   $         -   $         -   $      -
Long-term debt                                    16,000       2,000             -             -     14,000
Deposits                                         256,546     243,204        11,228         2,114          -
                                               ---------   ---------   -----------   -----------   --------
          Total contractual cash obligations   $ 276,329   $ 243,204   $    11,228   $     2,114   $      -
                                               =========   =========   ===========   ===========   ========

The following table reflects other commitments of the Company outstanding as of December 31, 2002.

                                                        Amount of Commitment Expiration Per Period
                                               ------------------------------------------------------------
                                                 Total
                                                Amounts     Within                                   After
            Commitments                        Committed    1 Year     2 - 3 Years   4 - 5 Years    5 Years
--------------------------------------------   ---------   ---------   -----------   -----------   --------
Lines of credit and loan commitments           $  32,041   $ 6,987     $     6,691   $     4,789   $ 13,574
Standby letters of credit                            232       232               -             -          -
                                               ---------   ---------   -----------   -----------   --------
                      Total loan commitments   $  32,273   $ 7,219     $     6,691   $     4,789   $ 13,574
                                               =========   =========   ===========   ===========   ========
Commitments to sell loans held for sale        $   9,405   $ 9,405     $         -   $         -   $      -
                                               =========   =========   ===========   ===========   ========

BNC BANCORP
TABLE 7
INTEREST RATE SENSITIVITY ANALYSIS
($ In Thousands)

                                                                                 At December 31, 2002
                                                      -------------------------------------------------------------------
                                                      3 Months     Over 3 Months   Total Within      Over 12
                                                       or Less     to 12 Months      12 Months       Months       Total
                                                      ---------    -------------   -------------   ----------   ---------
Interest-earning assets:
      Loans                                           $ 113,176     $    8,509      $  121,685      $ 111,495   $ 233,180
      Loans held for sale                                 9,405              -           9,405              -       9,405
      Securities available for sale                         257            829           1,086         22,996      24,082
      Securities held to maturity                             -              -               -              -           -
      Other earning assets                               11,509              -          11,509          1,200      12,709
                                                      ---------    -------------   -------------   ----------   ---------
           Total interest-earning assets              $ 134,347     $    9,338      $  143,685      $ 135,691   $ 279,376
                                                      =========    =============   =============   ==========   =========

      Percent of total interest-earning assets            48.09%          3.34%          51.43%         48.57%     100.00%
      Cumulative percent of total interest-
        earning assets                                    48.09%         51.43%          51.43%        100.00%     100.00%

Interest-bearing liabilities
      Interest-bearing demand deposits                $  82,300     $   32,699      $  114,999      $       -   $ 114,999
      Time deposits                                      22,201         78,061         100,262         13,342     113,604
      Borrowings                                          3,783          2,000           5,783         14,000      19,783
                                                      ---------    -------------   -------------   ----------   ---------
                                                      $ 108,284     $  112,760      $  221,044      $  27,342   $ 248,386
                                                      =========    =============   =============   ==========   =========
      Percent of total interest-bearing liabilities       43.60%         45.40%          88.99%         11.01%     100.00%
      Cumulative percent of total interest-
       bearing liabilities                                43.60%         88.99%          88.99%        100.00%     100.00%

Interest sensitivity gap                              $  26,063     $ (103,422)     $  (77,359)     $ 108,349   $  30,990
Cumulative interest sensitivity gap                      26,063        (77,359)        (77,359)        30,990      30,990
Cumulative interest sensitivity gap as a
 percent of total interest-earning assets                  9.33%        -27.69%         -27.69%         11.09%      11.09%
Cumulative ratio of interest-sensitive assets
 to interest-sensitive liabilities                       124.07%         65.00%          65.00%        112.48%     112.48%

BNC BANCORP
TABLE 8
LOAN PORTFOLIO COMPOSITION
($ In Thousands)

                                                                           At December 31,
                                  ------------------------------------------------------------------------------------------------
                                          2002                2001                2000                1999               1998
                                  -----------------   -----------------   -----------------   -----------------   ----------------
                                              % of                % of                % of                % of               % of
                                             Total               Total               Total               Total              Total
                                   Amount    Loans      Amount   Loans     Amount    Loans     Amount    Loans     Amount   Loans
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   --------  ------
Real estate loans                 $  91,313   39.16%  $  67,386   39.13%  $  51,322   36.41%  $  41,568   35.49%  $ 33,685   35.93%
Commercial and industrial loans     121,780   52.23%     86,183   50.05%     72,493   51.43%     58,915   50.30%    45,672   48.71%
Loans to individuals                 20,087    8.61%     18,620   10.82%     17,150   12.16%     16,633   14.21%    14,403   15.36%
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   --------  ------
                Total loans       $ 233,180  100.00%  $ 172,189  100.00%  $ 140,965  100.00%  $ 117,116  100.00%  $ 93,760  100.00%
                                  =========  ======   =========  ======   =========  ======   =========  ======   ========  ======

BNC BANCORP
TABLE 9
LOAN MATURITIES
(In Thousands)

                                                       At December 31, 2002
                                        --------------------------------------------------
                                                      Due after
                                        Due within   one year but   Due after
                                         one year     within five   five years     Total
                                        ----------   ------------   ----------   ---------
By loan type:
      Real estate loans                 $ 31,126      $   74,583     $ 25,479    $ 131,188
      Commercial and industrial loans     32,877          44,609        4,419       81,905
      Loans to individuals                 8,191          10,001        1,895       20,087
                                        ----------   ------------   ----------   ---------
                  Total                   72,194         129,193       31,793      233,180
                                        ==========   ============   ==========   =========

By interest rate type:
      Fixed rate loans                  $ 17,987      $  100,094     $ 11,402    $ 120,077
      Variable rate loans                 63,613          29,099       20,391      113,103
                                        ----------   ------------   ----------   ---------
                                          81,600         129,193       31,793      233,180
                                        ==========   ============   ==========   =========

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturiy are not considered in this table.

BNC BANCORP
TABLE 10
NONPERFORMING ASSETS
($ In Thousands)

                                                                      At December 31,
                                              -------------------------------------------------------------
                                                 2002         2001         2000         1999        1998
                                              ---------    ---------    ---------    ---------    ---------
Nonaccrual loans                              $   1,700    $     284    $     170    $     125    $      49
Restructured loans                                    -            -            -            -            -
                                              ---------    ---------    ---------    ---------    ---------
       Total nonperforming loans                  1,700          284          170          125           49
Other real estate owned                               -            -            -            -            -
                                              ---------    ---------    ---------    ---------    ---------
       Total nonperforming assets             $   1,700    $     284    $     170    $     125    $      49
                                              =========    =========    =========    =========    =========

Accruing loans past due 90 days or more       $       -    $       -    $       -    $       -    $       -
Allowance for loan losses                         4,306        2,292        1,845        1,466        1,287
Nonperforming loans to year end loans              0.73%        0.16%        0.12%        0.11%        0.05%
Allowance for loan losses to year end loans        1.85%        1.33%        1.31%        1.25%        1.37%
Nonperforming assets to loans
 and other real estate                             0.73%        0.16%        0.12%        0.11%        0.05%
Nonperforming assets to total assets               0.55%        0.14%        0.09%        0.08%        0.04%
Allowance for loan losses
 to nonperforming loans                          253.29%      807.04%     1085.29%     1172.80%     2626.53%

BNC BANCORP
TABLE 11
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)

                                            2002                        2001                        2000
                                  -----------------------    ------------------------    ------------------------
                                               % of Total                  % of Total                  % of Total
                                    Amount     Loans (1)       Amount      Loans (1)       Amount      Loans (1)
                                  ----------   ----------    ----------    ----------    ----------    ----------
Real estate loans                 $    1,686       39.16%    $      897        39.13%    $      672        36.41%
Commercial and industrial loans        2,249       52.23%         1,147        50.05%           949        51.43%
Loans to individuals                     371        8.61%           248        10.82%           224        12.16%
                                  ----------   ----------    ----------    ----------    ----------    ----------
                                  $    4,306      100.00%    $    2,292       100.00%    $    1,845       100.00%
                                  ==========   ==========    ==========    ==========    ==========    ==========

                                            1999                        1998
                                  -----------------------    ------------------------
                                               % of Total                  % of Total
                                    Amount      Loans (1)      Amount      Loans (1)
                                  ----------   ----------    ----------    ----------
Real estate loans                 $      520        35.49%   $      462        35.93%
Commercial and industrial loans          737        50.30%          627        48.71%
Loans to individuals                     209        14.21%          198        15.36%
                                  ----------   ----------    ----------    ----------
                                  $    1,466       100.00%   $    1,287       100.00%
                                  ==========   ==========    ==========    ==========

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding

BNC BANCORP
TABLE 12
LOAN LOSS AND RECOVERY EXPERIENCE
($ In Thousands)

                                                                At or for the Year Ended December 31,
                                                      -------------------------------------------------------
                                                        2002        2001        2000        1999        1998
                                                      -------     -------     -------     -------     -------
Allowance for loan losses at beginning of year        $ 2,292     $ 1,845     $ 1,466     $ 1,287     $   898
Provision for loan losses                                 820         815         500         375         526
Allowance acquired in merger of Independence Bank       1,960           -           -           -           -
                                                      -------     -------     -------     -------     -------
                                                        5,072       2,660       1,966       1,662       1,424
                                                      -------     -------     -------     -------     -------
Loans charged off:
      Real estate loans                                  (152)         (9)        (51)        (42)        (55)
      Commercial and industrial loans                    (635)       (351)        (45)       (102)        (58)
      Loans to individuals                                (74)        (45)        (43)        (68)        (28)
                                                      -------     -------     -------     -------     -------
           Total charge-offs                             (861)       (405)       (139)       (212)       (141)
                                                      -------     -------     -------     -------     -------
Recoveries of loans previously charged off:
      Real estate loans                                    29           4          16          16           4
      Commercial and industrial loans                      66          26           -           -           -
      Loans to individuals                                  -           7           2           -           -
                                                      -------     -------     -------     -------     -------
           Total recoveries                                95          37          18          16           4
                                                      -------     -------     -------     -------     -------
                   Net charge-offs                       (766)       (368)       (121)       (196)       (137)
                                                      -------     -------     -------     -------     -------
Alloance for loan losses at end of year               $ 4,306     $ 2,292     $ 1,845     $ 1,466     $ 1,287
                                                      =======     =======     =======     =======     =======
Ratios:
      Net charge-offs as a percent of average loans      0.38%       0.23%       0.10%       0.19%       0.17%
      Allowance for loan losses as a percent of
       loans at end of year                              1.85%       1.33%       1.31%       1.25%       1.37%

BNC BANCORP
TABLE 13
SECURITIES PORTFOLIO COMPOSITION
(In Thousands)

                                                           At December 31
                                                 ---------------------------------
                                                   2002         2001        2000
                                                 ---------   ---------   ---------
Securities available for sale:
      U. S. Treasury                             $       -   $       -   $       -
      U. S. Government agencies                  $   8,063   $   5,629   $  14,642
      Mortgage-backed securities                    15,058       8,036         920
      State and local governments                      711         739       5,658
      Other - insert as necessary                        -           -           -
      Other                                            250         250           -
                                                 ---------   ---------   ---------
           Total securities available for sale   $  24,082   $  14,654   $  21,220
                                                 =========   =========   =========

BNC BANCORP
TABLE 14
SECURITIES PORTFOLIO COMPOSITION
($ In Thousands)

                                                 Amortized     Fair          Book
                                                   Cost        Value       Yield (1)
                                                 ---------   ---------    -----------
Securities available for sale:
      U. S. Government agencies
           Due within one year                   $     505   $     514         5.53%
           Due after one but within five years       6,350       6,517         4.08%
           Due after five but within ten years         500         510         6.20%
           Due after ten years                         500         522         4.75%
                                                 ---------   ---------
                                                     7,855       8,063         4.35%
                                                 ---------   ---------
      Mortgage-backed securities
           Due within one year                         338         333         6.44%
           Due after one but within five years         346         363         6.30%
           Due after five but within ten years          15          15         6.12%
                                                 ---------   ---------
                                                       699         711         6.36%
                                                 ---------   ---------
      State and local governments
           Due within one year                         235         239         7.55%
           Due after one but within five years       4,921       5,163         6.47%
           Due after five but within ten years       3,841       3,919         7.06%
           Due after ten years                       5,628       5,737         7.36%
                                                 ---------   ---------
           Due after ten years                      14,625      15,058         6.98%
                                                 ---------   ---------
      Other
           Due after ten years                         250         250         4.25%
                                                 ---------   ---------
           Due after ten years                         250         250         4.25%
                                                 ---------   ---------
      Total securities available for sale
           Due within one year                       1,078       1,086         6.25%
           Due after one but within five years      11,617      12,043         5.17%
           Due after five but within ten years       4,356       4,444         6.96%
           Due after ten years                       6,378       6,509         7.03%
                                                 ---------   ---------
                                                 $  23,429   $  24,082         6.05%
                                                 =========   =========

BNC BANCORP
TABLE 15
AVERAGE DEPOSITS
($ In thousands)

                                                                    For the Year Ended December 31,
                                             --------------------------------------------------------------------------
                                                       2002                       2001                     2000
                                             ------------------------   ----------------------   ----------------------
                                               Average      Average      Average      Average      Average     Average
                                               Amount        Rate        Amount        Rate        Amount       Rate
                                             ----------    ----------   ----------   ---------   ----------   ---------
  Demand deposits                            $   73,878         2.17%   $   32,551       2.48%   $   27,401       3.53%
  Savings deposits                                9,380         0.65%        7,677       1.02%        8,286       1.88%
  Time deposits                                 101,404         3.28%      100,991       5.42%       80,822       6.18%
                                             ----------                 ----------               ----------
       Total interest-bearing deposits          184,662         2.70%      141,219       4.50%      116,509       5.25%
Non-interest-bearing deposits                    25,021            -        19,197          -        18,682          -
                                             ----------                 ----------               ----------
       Total deposits                        $  209,683         2.38%   $  160,416       3.97%   $  135,191       4.52%
                                             ==========                 ==========               ==========

BNC BANCORP
TABLE 16
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
(In thousands)

                                                                   At December 31, 2002
                                            ----------------------------------------------------------------
                                             3 Months   Over 3 Months   Over 6 Months    Over 12
                                             or Less     to 6 Months     to 12 Months     Months      Total
                                            ---------   -------------   -------------    -------    --------
Time Deposits of $100,000 or more           $   5,703     $   4,429       $    7,856     $ 3,099    $ 21,087
                                            =========   =============   =============    =======    ========

ITEM 7.           FINANCIAL STATEMENTS

                                   BNC BANCORP

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                           BNC BANCORP AND SUBSIDIARY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page No.
                                                                       --------
Independent Auditors' Report........................................     F-1

Consolidated Balance Sheets
   as of December 31, 2002 and 2001.................................     F-2

Consolidated Statements of Income
   for the years ended December 31, 2002, 2001 and 2000.............     F-3

Consolidated Statements of Shareholders' Equity
   for the years ended December 31, 2002, 2001 and 2000.............     F-4

Consolidated Statements of Cash Flows
   for the years ended December 31, 2002, 2001 and 2000.............     F-5

Notes to Consolidated Financial Statements..........................     F-6

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         The information required by this Item regarding (i) directors of the Company is set forth under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement; (ii) Company executive officers is set forth under the section captioned "Proposal 1 - Election of Directors - Executive Officers" in the Proxy Statement; and (iii) Section 16(a) compliance is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, all of which are incorporated herein by reference.

ITEM 10           EXECUTIVE COMPENSATION

         The information required by this Item is set forth under the section captioned "Proposal I -- Election of Directors - Compensation of Directors" and "- Executive Compensation" in the Proxy Statement, both of which are incorporated herein by reference.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by this reference from the section captioned "Security Ownership of Certain Beneficial Owners" in of the Proxy Statement.

         Equity Compensation Plan Information. The following table presents the number of shares of the Company's common stock to be issued upon the exercise of outstanding options; the weighted-average price of the outstanding options and the number of options remaining that may be issued under the Company's stock option plans described below.

          Plan category                 Number of           Weighted-average         Number of securities
                                     securities to be       exercise price of      remaining available for
                                       issued upon             outstanding          future issuance under
                                       exercise of          options, warrants        equity compensation
                                       outstanding             and rights              plans (excluding
                                    options, warrants                              securities reflected in
                                        and rights                                       column (a))
-------------------------------------------------------------------------------------------------------------
                                           (a)                     (b)                       (c)
       Equity compensation               399,325                  $ 6.35                     3,385
        plans approved by

        security holders
       Equity compensation                  0                        0                         0
      plans not approved by
        security holders

              Total                      399,325                  $ 6.35                     3,385


         Additional information regarding the Company's equity based compensation plans is presented in Note M to the consolidated financial statements.

ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by this reference from the section captioned "Indebtedness of and Transactions with Management" in the Proxy Statement.

ITEM 13           EXHIBITS AND REPORTS ON FORM 8-K

13(a)    Exhibits

         Exhibit (3)(i)             Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i)
                                    to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

         Exhibit (3)(ii)            Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K -
                                    Rule 12g-3, filed with the SEC on December 17, 2002.

         Exhibit (4)                Form of Stock Certificate, incorporated herein by reference to the Form 8-K -
                                    Rule 12g-3, filed with the SEC on December 17, 2002.

         Exhibit (10)(i)            Employment Agreement dated as of January 1, 1999 between the Bank and W. Swope
                                    Montgomery, Jr., incorporated herein by reference to Exhibit 10(i) to the Form
                                    10-KSB, filed with the FDIC on April 3, 1999.

         Exhibit (10)(ii)           Employment Agreement dated as of January 1, 1999 between the Bank and Richard
                                    D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii) to the
                                    Form 10-KSB, filed with the FDIC on April 3, 1999.

         Exhibit (10)(iii)          Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1,
                                    1992.

         Exhibit (10)(iv)           Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1,
                                    1992.

         Exhibit (10)(v)            Directors Deferred Compensation Plan, incorporated by reference to Exhibit
                                    10(v) of the Form F-2 filed with the FDIC.

         Exhibit (99.1)             Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

13(b)    Reports on Form 8-K        On December 17, 2002, the Company filed a
                                    Form 8-K - Rule 12g-3 announcing completion
                                    of the Reorganization. See Item 4 -
                                    Submissions of Matters to a Vote of Security
                                    Holders.

ITEM 14           CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these conditions subsequent to the date of their evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BANK OF NORTH CAROLINA

                                        By:      /s/ W. Swope Montgomery, Jr.
                                           -------------------------------------
Date:  March 28, 2003                          President and Chief Executive
                                                        Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities and on the dates indicated:

Signature                                    Title                              Date
---------------------------      -----------------------------------       --------------
/s/ W. Swope Montgomery, Jr.     President, Chief Executive Officer        March 28, 2003
----------------------------            and Director
W. Swope Montgomery, Jr.

/s/ David B. Spencer                    Chief Financial Officer            March 28, 2003
----------------------------
David B. Spencer

/s/ Richard D. Callicutt, II            Executive Vice President           March 28, 2003
----------------------------
Richard D. Callicutt, II

/s/ John J. Collett, Jr.                    Director                       March 28, 2003
----------------------------
John J. Collett, Jr.

/s/ Lloyd M. Higgins                        Director                       March 28, 2003
----------------------------
Lloyd M. Higgins, M.D.

/s/ Lenin J. Peters                         Director                       March 28, 2003
----------------------------
Lenin J. Peters, M.D.

/s/ Thomas R. Smith                         Director                       March 28, 2003
----------------------------
Thomas R. Smith, CPA

/s/ Colon E. Starrett                       Director                       March 28, 2003
----------------------------
Colon E. Starrett

/s/ W. Groome Fulton, Jr.                   Director                       March 28, 2003
----------------------------
W. Groome Fulton, Jr.

/s/ Larry L. Callahan                       Director                       March 28, 2003
----------------------------
Larry L. Callahan

/s/ Joseph M. Coltrane, Jr.                Director                        March  28, 2003
----------------------------
Joseph M. Coltrane, Jr.

/s/ Robert A. Team                         Director                        March 28, 2003
----------------------------
Robert A. Team

/s/ D. Vann Williford                      Director                        March 28, 2003
----------------------------
D. Vann Williford

/s/ Richard F. Wood                        Director                        March 28, 2003
----------------------------
Richard F. Wood

                                 CERTIFICATIONS

I, W. Swope Montgomery, Jr., certify that:

         1.    I have reviewed this annual report on Form 10-KSB of BNC Bancorp;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                        /s/ W. Swope Montgomery, Jr.
                                        ----------------------------------------
                                        W. Swope Mongtomery, Jr.
                                        President and Chief Executive Officer

                                 CERTIFICATIONS

I, David B. Spencer., certify that:

         1.    I have reviewed this annual report on Form 10-KSB of BNC Bancorp;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                        /s/ David B. Spencer
                                        ----------------------------------------
                                        David B. Spencer
                                        Chief Financial Officer

                                                    INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
  of BNC Bancorp

We have audited the accompanying consolidated balance sheets of BNC Bancorp and Subsidiary (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Odom PPLC

Sanford, North Carolina
February 25, 2003

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

                                                                                   2002                 2001
                                                                             ----------------     ----------------
                                                                                     (Amounts in thousands,
                                                                                     except per share data)
ASSETS
Cash and due from banks...................................................   $         10,372     $          4,873
Interest-bearing balances at the Federal Home Loan Bank...................             11,509                2,929
Securities available for sale.............................................             24,082               14,655
Federal Home Loan Bank stock, at cost.....................................              1,200                  900
Loans held for sale.......................................................              9,405                4,443
Loans ....................................................................            233,180              172,189
Less allowances for loan losses...........................................              4,306                2,292
                                                                             ----------------     ----------------
   Net loans..............................................................            228,874              169,897
Accrued interest receivable...............................................              1,332                1,066
Premises and equipment, net...............................................              7,771                5,197
Investment in life insurance..............................................              5,582                5,239
Goodwill .................................................................              3,423                    -
Other assets..............................................................              3,086                1,154
                                                                             ----------------     ----------------
         Total assets.....................................................   $        306,636     $        210,353
                                                                             ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest bearing demand............................................   $         30,943     $         19,605
   Interest-bearing demand................................................            104,383               38,576
   Savings................................................................             10,616                7,808
   Time deposits of $100,000 and greater..................................             21,087               23,326
   Other time.............................................................             92,517               81,140
                                                                             ----------------     ----------------
      Total deposits......................................................            259,546              170,455

Short-term borrowings.....................................................              3,783                3,143
Long-term debt............................................................             16,000               16,000
Accrued expenses and other liabilities....................................              2,138                1,533
                                                                             ----------------     ----------------
      Total liabilities...................................................            281,467              191,131
                                                                             ----------------     ----------------

Shareholders' Equity:
   Common stock, no par value; authorized 80,000,000 shares;
    3,229,425 issued and outstanding in 2002..............................             16,902                    -
   Common stock, $2.50 par value; authorized 16,000,000 shares;
    2,909,375 issued and outstanding in 2001..............................                  -                7,273
   Additional paid-in capital.............................................                  -                6,679
   Retained earnings .....................................................              7,852                5,242
   Accumulated other comprehensive income ................................                415                   28
                                                                             ----------------     ----------------
      Total shareholders' equity..........................................             25,169               19,222
                                                                             ----------------     ----------------
         Total liabilities and shareholders' equity.......................   $        306,636     $        210,353
                                                                             ================     ================

See accompanying notes.

                                               CONSOLIDATED STATEMENTS OF INCOME

                                    Years Ended December 31, 2002, 2001 and 2000

                                                                     2002              2001               2000
                                                               ---------------   ---------------    ---------------
                                                                  (Amounts in thousands, except per share data)
INTEREST INCOME
   Interest and fees on loans..............................    $        14,823   $        13,890    $        12,335
   Interest on interest-bearing balances at the FHLB.......                131               283                257
   Interest on U.S. Treasury and agency securities.........                405               574              1,082
   Interest on state and municipal securities..............                500               327                286
   Dividends on FHLB stock.................................                 70                47                 63
                                                               ---------------   ---------------    ---------------
             Total interest income.........................             15,929            15,121             14,023
                                                               ---------------   ---------------    ---------------

INTEREST EXPENSE
   Interest on demand deposits.............................              1,602               808                967
   Interest on savings deposits............................                 61                78                156
   Interest on time deposits of $100,000
    and greater............................................                790             1,745              1,584
   Interest on other time deposits.........................              2,531             3,730              3,410
   Interest on other borrowings............................                934               995                860
                                                               ---------------   ---------------    ---------------
             Total interest expense........................              5,918             7,356              6,977
                                                               ---------------   ---------------    ---------------

Net Interest Income........................................             10,011             7,765              7,046
Provision for loan losses..................................                820               815                500
                                                               ---------------   ---------------    ---------------
             Net interest income after provision for
                loan losses................................              9,191             6,950              6,546
                                                               ---------------   ---------------    ---------------

NON-INTEREST INCOME
   Mortgage fee income.....................................                673               388                151
   Service charges.........................................              1,097               785                473
   Investment brokerage fees...............................                221               117                 49
   Increase in cash surrender value of life insurance......                249               160                 78
   Gain (loss) on sale of investment securities
    available for sale.....................................                 95                 -                (10)
   Other income............................................                 13                11                 39
                                                               ---------------   ---------------    ---------------
             Total non-interest income.....................              2,348             1,461                780
                                                               ---------------   ---------------    ---------------

NON-INTEREST EXPENSE
   Salaries and employee benefits..........................              4,533             3,198              2,723
   Occupancy expenses......................................                441               320                319
   Furniture and equipment expense.........................                546               501                482
   Data processing and supply expense......................                576               430                345
   Advertising.............................................                290               152                197
   Insurance, professional and other services..............                668               564                416
   Other operating expenses................................                718               489                426
                                                               ---------------   ---------------    ---------------
             Total non-interest expense....................              7,772             5,654              4,908
                                                               ---------------   ---------------    ---------------

             Income before income tax expense..............              3,767             2,757              2,418

Income tax expense.........................................              1,157               842                802
                                                               ---------------   ---------------    ---------------
Net income   ..............................................    $         2,610   $         1,915    $         1,616
                                                               ===============   ===============    ===============

Basic net income per share.................................    $           .85   $           .67    $           .57
                                                               ===============   ===============    ===============
Diluted net income per share...............................    $           .82   $           .64    $           .53
                                                               ===============   ===============    ===============

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2002, 2001 and 2000

                                                                                            Accumulated
                                             Common stock        Additional                   other
                                        ---------------------     paid-in     Retained     comprehensive
                                         Shares      Amount       capital     earnings     income (loss)       Total
                                        ---------   ---------    ---------    ---------    -------------     ---------
                                                   (Amounts in thousands, except share and per share data)
Balance, December 31, 1999 ...........  2,275,180   $   9,101    $   4,551    $   1,716    $        (447)    $  14,921
Comprehensive income:
   Net income ........................          -           -            -        1,616                -         1,616
   Other comprehensive income:
     Net increase in fair value of
      securities available for sale ..          -           -            -            -              383           383
                                                                                                             ---------
Total comprehensive income                                                                                       1,999
                                                                                                             ---------
Change in par value from
 $4.00 to $2.50 ......................          -      (3,414)       3,414            -                -             -
Common stock issued pursuant to:
 25% stock dividend ..................    568,869       1,422       (1,422)          (5)               -            (5)
 Exercise of stock options ...........      7,130          19           16            -                -            35
                                        ---------   ---------    ---------    ---------    -------------     ---------
Balance, December 31, 2000 ...........  2,851,179       7,128        6,559        3,327              (64)       16,950
Comprehensive income:
   Net income ........................          -           -            -        1,915                -         1,915
   Other comprehensive income:
     Net increase in fair value of
      securities available for sale ..          -           -            -            -               92            92
                                                                                                             ---------
Total comprehensive income ...........                                                                           2,007
                                                                                                             ---------
Common stock issued pursuant to:
 Exercise of stock options ..........      58,196         145          120            -                -           265
                                        ---------   ---------    ---------    ---------    -------------     ---------
Balance, December 31, 2001 ...........  2,909,375       7,273        6,679        5,242               28        19,222
Comprehensive income:
   Net income ........................          -           -            -        2,610                -         2,610
   Other comprehensive income:
     Net increase in fair value of
      securities available for sale ..          -           -            -            -              387           387
                                                                                                             ---------
Total comprehensive income ...........                                                                           2,997
                                                                                                             ---------
Formation of holding company .........          -       8,824       (8,824)           -                -             -
Common stock issued pursuant to:
   Exercise of stock options .........     27,601          73           89            -                -           162
   Related tax benefit ...............          -           -           43            -                -            43
   Shares issued in connection with
    business combination .............    292,449         732        2,013            -                -         2,745
                                        ---------   ---------    ---------    ---------    -------------     ---------
Balance, December 31, 2002 ...........  3,229,425   $  16,902    $       -    $   7,852    $         415     $  25,169
                                        =========   =========    =========    =========    =============     =========

See accompanying notes.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Years Ended December 31, 2002, 2001 and 2000

                                                                     2002             2001                2000
                                                               ---------------   ---------------    ---------------
                                                                               (Amounts in thousands)
OPERATING ACTIVITIES

Net income..................................................   $         2,610   $         1,915    $         1,616
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
      Depreciation and amortization ........................               585               420                464
      Amortization of premiums and discounts, net ..........                51                16                 21
      Amortization of core deposit intangible...............                13                 -                  -
      Provision for loan losses ............................               820               815                499
      Provision for deferred income taxes (benefit).........              (143)             (282)               (92)
      (Gain) loss on sale of securities.....................               (95)                -                 10
      Changes in assets and liabilities:
         Increase in loans held for sale....................            (5,029)           (3,765)              (679)
        (Increase) decrease in accrued
          interest receivable...............................               (63)              181               (240)
         Decrease in other assets ..........................                65               284                 40
        Increase (decrease) in accrued expenses
         and other liabilities..............................              (240)              610                299
                                                               ---------------   ---------------    ---------------
      Net cash provided (used) by operating activities......            (1,426)              194              1,938
                                                               ---------------   ---------------    ---------------

INVESTING ACTIVITIES
Purchases of securities available for sale and
   Federal Home Loan Bank stock.............................           (11,146)           (7,303)              (160)
Proceeds from sales of securities available for sale........             4,015                 -                948
Proceeds from calls and maturities of
 securities available for sale..............................             3,313            13,994              3,415
Investment in life insurance................................              (343)           (2,354)            (2,720)
Net increase in loans.......................................           (27,266)          (31,804)           (23,969)
Purchases of premises and equipment.........................            (1,161)           (1,184)            (1,023)
Proceeds from disposal of premises and equipment............                23                17                 31
Net cash acquired in business combination...................             3,171                 -                  -
                                                               ---------------   ---------------    ---------------
      Net cash used by investing activities.................           (29,394)          (28,634)           (23,478)
                                                               ---------------   ---------------    ---------------

FINANCING ACTIVITIES
Net increase in deposits....................................            45,622            22,561             26,406
Net increase (decrease) in long-term debt...................            (1,500)            3,000              4,000
Net increase (decrease) in short-term borrowings............               572             1,214             (6,435)
Stock dividend fractional shares paid in cash...............                 -                 -                 (5)
Proceeds from exercise of stock options.....................               205               265                 35
                                                               ---------------   ---------------    ---------------
      Net cash provided by financing activities.............            44,899            27,040             24,001
                                                               ---------------   ---------------    ---------------
Net increase (decrease) in cash and cash equivalents........            14,079            (1,400)             2,461
Cash and cash equivalents, beginning of year................             7,802             9,202              6,741
                                                               ---------------   ---------------    ---------------
Cash and cash equivalents, end of year......................   $        21,881   $         7,802    $         9,202
                                                               ===============   ===============    ===============

SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURE
   Interest paid............................................   $         5,874   $         7,380    $         6,808
   Income taxes paid........................................             1,434             1,017              1,022

SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES
   Unrealized gain on investment securities
    available for sale, net of tax effect...................   $           387   $            92    $           383
   Transfer of loans to foreclosed assets...................                 -               213                  -

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
On December 16, 2002, BNC Bancorp ("BNC") was formed as a holding company for Bank of North Carolina (the "Bank"). Upon formation, one share of the BNC's no par value common stock was exchanged for each outstanding share of the Bank's $2.50 par value common stock. BNC currently has no operations and conducts no business on its own other than owning the Bank. BNC is subject to the rules and regulations of the Federal Reserve Bank.

Bank of North Carolina was incorporated and began banking operations in 1991. The Bank is engaged in commercial banking predominantly in Davidson, Forsyth and Randolph Counties, North Carolina, operating under the Banking Laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank's primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Davidson and Randolph Counties.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts and transactions of BNC Bancorp and Bank of North Carolina, collectively referred to herein as the "Company". All significant intercompany transactions and balances are eliminated in consolidation.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

CASH AND CASH EQUIVALENTS
For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances at the Federal Home Loan Bank.

SECURITIES
Securities are classified into one of three categories on the date of purchase and accounted for as follows: (1) debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held to maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses, net of taxes, reported as other comprehensive income.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                December 31, 2002, 2001 and 2000

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Gains and losses on the sale of securities are determined using the specific identification method and are included in non-interest income at the time of sale.

As a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), the Company is required to maintain an investment in the stock of the FHLB. This stock is carried at cost since it has no quoted market value.

LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is amortized to interest income using a method which approximates the level yield method over the life of the related loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, historical loan losses, review of specific loans for impairment, and current economic conditions and trends that may affect the borrowers' ability to pay. Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection is doubtful.

The Company considers a loan impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All impaired loans are measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent.

The Company uses several factors in determining if a loan is impaired. Internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status and the borrowers' financial data, cash flows, operating income or loss, and other factors. While management uses the best information available to make evaluations, this evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

INCOME RECOGNITION OF IMPAIRED AND NONACCRUAL LOANS
Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than ninety (90) days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than ninety (90) days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally, a minimum of six months) by the borrower in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When future collection of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

LOANS HELD FOR SALE
The Company originates certain single family, residential first mortgage loans for sale and on a presold basis. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate as determined by outstanding commitments from investors. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Bank recognizes certain origination and service fees upon the sale which are classified as mortgage fee income on the statement of operations.

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets which are 40 years for buildings and 3 to 10 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                December 31, 2002, 2001 and 2000

INCOME TAXES
Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in future years. These temporary differences are multiplied by the enacted income tax rate expected to be in effect when the taxes become payable or receivable. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence.

NET INCOME PER SHARE
All per share data has been restated to reflect the five-for-four stock split effected in the form of 25% stock dividend in 2000.

STOCK COMPENSATION PLANS
Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                                                                   2002               2001                2000
                                                              --------------     ---------------     --------------
                                                                             (Amounts in thousands,
                                                                              except per share data)
   Net income:
     As reported                                              $        2,610     $         1,915     $        1,616
       Deduct: Total stock-based employee compensation
                expense determined under fair value method
                for all awards, net of related tax effects              (143)                (99)               (99)
                                                              --------------     ---------------     --------------
     Pro forma                                                $        2,467     $         1,816     $        1,517
                                                              ==============     ===============     ==============

Basic earnings per share:
     As reported                                              $          .85     $           .67     $          .57
     Pro forma                                                           .81                 .63                .53

   Diluted earnings per share:
     As reported                                              $          .82     $           .64     $          .53
     Pro forma                                                           .78                 .60                .50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

SEGMENT REPORTING
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company's operations are entirely within the commercial banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Bank has no foreign operations or customers.

RECENT ACCOUNTING PRONOUNCEMENTS
In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a liability to be recognized at the time a Company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of FIN 45 are effective for the Bank on December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is in the process of assessing the impact of FIN 45 on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to account for its stock-based compensation in accordance with APB Opinion No. 25 and has adopted the disclosure provisions of SFAS No. 148 effective for the years presented herein.

RECLASSIFICATIONS
Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation. The reclassifications had no effect on net income or shareholders' equity as previously reported.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                December 31, 2002, 2001 and 2000

NOTE B - SECURITIES
The amortized cost and estimated fair values of securities as of December 31 are as follows:

                                                                 Gross               Gross             Estimated
                                           Amortized          unrealized          unrealized             fair
                                             cost                gains              losses               value
                                       ----------------    ----------------   -----------------   -----------------
                                                                 (Amounts in thousands)
2002
Available for sale:
    U.S. Government agency
     obligations....................   $          7,855    $            208   $               -   $           8,063
    State municipals................             14,625                 445                  12              15,058
    Mortgage-backed.................                699                  12                   -                 711
    Other...........................                250                   -                   -                 250
                                       ----------------    ----------------   -----------------   -----------------
                                       $         23,429    $            665   $              12   $          24,082
                                       ================    ================   =================   =================
2001
Available for sale:
    U.S. Government agency
     obligations....................   $          5,500    $            129   $               -   $           5,629
    State municipals................              8,134                  41                 139               8,036
    Mortgage-backed.................                727                  12                   -                 739
    Other...........................                250                   -                   -                 250
                                       ----------------    ----------------   -----------------   -----------------
                                       $         14,611    $            182   $             139   $          14,654
                                       ================    ================   =================   =================

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                                         Available for Sale
                                                                                  ---------------------------------
                                                                                     Amortized           Fair
                                                                                       Cost              Value
                                                                                  --------------    ---------------
                                                                                        (Amounts in thousands)
         Due within one year.................................................     $          740    $           753
         Over one year through 5 years.......................................             11,271             11,680
         After five years through ten years..................................              4,341              4,429
         Over ten years......................................................              6,378              6,509
                                                                                  --------------    ---------------
                                                                                          22,730             23,371
         Mortgage backed securities..........................................                699                711
                                                                                  --------------    ---------------
                                                                                  $       23,429    $        24,082
                                                                                  ==============    ===============

Proceeds from sales of securities available for sale during 2002 were $4.0 million. Gross gains on those sales were $95,000. There were no sales of securities available for sale in 2001. Proceeds from sales of securities available for sale during 2000 were $948,000. Gross losses on those sales were $10,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

At December 31, 2002 and 2001, securities with an estimated fair value of approximately $5.5 million and $4.5 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES
Major classifications of loans at December 31 are summarized below:

                                                                                       2002              2001
                                                                                  --------------    ---------------
                                                                                        (Amounts in thousands)
         Real estate loans...................................................     $       91,313    $        67,386
         Commercial and industrial loans.....................................            121,780             86,183
         Loans to individuals................................................             20,087             18,620
                                                                                  --------------    ---------------
                                                                                         233,180            172,189
         Less allowance for loan losses......................................              4,306              2,292
                                                                                  --------------    ---------------
                                                                                  $      228,874    $       169,897
                                                                                  ==============    ===============

The Company's lending is concentrated primarily in Davidson, Randolph, Forsyth and Guilford Counties and the surrounding communities in which it operates. The Company has loan and deposit relationships with its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a summary of loans to executive officers, directors, and their affiliates for the year ended December 31, 2002, in thousands:

         Balance at beginning of year........................................    $         5,336
         Disbursements during the year.......................................              4,139
         Amounts collected during the year...................................             (3,470)
                                                                                 ---------------

         Balance at end of year..............................................    $         6,005
                                                                                 ===============

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

At December 31, 2002, the Company had pre-approved but unused lines of credit totaling $2.8 million to executive officers, directors and their affiliates.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                December 31, 2002, 2001 and 2000

A summary of activity in the allowance for loan losses for the years ended December 31 is as follows:

                                                                    2002               2001              2000
                                                               ---------------   ---------------    ---------------
                                                                              (Amounts in thousands)
         Balance at beginning of year.......................   $         2,292   $         1,845    $         1,466
         Provision charged to operations....................               820               815                500
         Loans charged off..................................              (861)             (405)              (139)
         Recoveries.........................................                95                37                 18
         Allowance recorded in merger of
          Independence Bank.................................             1,960                 -                  -
                                                               ---------------   ---------------    ---------------
         Balance at end of year.............................   $         4,306   $         2,292    $         1,845
                                                               ===============   ===============    ===============

At December 31, 2002 and 2001, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $1.7 million and $284,000, respectively, with corresponding valuation allowances of $248,000 and $3,000, respectively. For the years ended December 31, 2002 and 2001, the average recorded investment in impaired loans was approximately $1.1 million and $330,000, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

NOTE D - PREMISES AND EQUIPMENT
Premises and equipment at December 31 are summarized as follows:

                                                                                       2002              2001
                                                                                 --------------    ---------------
                                                                                        (Amounts in thousands)
         Land.................................................................   $        1,750    $        1,250
         Buildings............................................................            5,538             3,602
         Leasehold improvement................................................              206               178
         Furniture and equipment..............................................            3,267             2,585
                                                                                 --------------    --------------
                                                                                         10,761             7,615
         Less accumulated depreciation and amortization.......................            2,990             2,418
                                                                                 --------------    --------------

                                                                                  $       7,771    $        5,197
                                                                                  =============    ==============

Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 amounted to $585,000, $420,000 and $464,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

NOTE E - DEPOSITS
At December 31, 2002, the scheduled maturities of time deposits are as follows (amounts in thousands):

         2003.............................   $        100,262
         2004 - 2005......................             11,228
         2006 - 2007......................              2,114
                                             ----------------

               Total                         $        113,604
                                             ================

NOTE F - SHORT-TERM BORROWINGS
The Company may purchase federal funds through an unsecured federal funds guidance line of credit totaling $2.0 million at December 31, 2002. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and terms of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Company had no outstanding balance on the line of credit as of December 31, 2002 and 2001.

Included in short-term borrowings are repurchase agreements with outstanding balances of $3.8 million and $3.1 million at December 31, 2002 and 2001, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

NOTE G - LONG-TERM DEBT
Long-term debt at December 31, 2002 and 2001 consisted of the following advances from FHLB:

                                                                  Interest
         Maturity                                                   rate               2002              2001
         --------                                              ---------------   ---------------    ---------------
                                                                                        (Amounts in thousands)
         September 2003....................................           5.35%       $        2,000    $         2,000
         March 2010........................................           5.71%                5,000              5,000
         March 2010........................................           5.92%                4,000              4,000
         February 2011.....................................           4.39%                3,000              3,000
         February 2011.....................................           4.84%                2,000              2,000
                                                                                  --------------    ---------------

                                                                                  $       16,000    $        16,000
                                                                                  ==============    ===============

The above advances have been made against a $46.0 million line of credit secured by a blanket floating lien on qualifying first mortgage loans. Advances must be adequately collateralized. The weighted average rate for advances outstanding at December 31, 2002 and 2001 was 5.36%.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                December 31, 2002, 2001 and 2000

NOTE H - NET INCOME PER SHARE
The following tables reconcile the numerators and denominators of the basic and diluted computations for net income per share for the years ended December 31:

                                                                  Income            Shares           Per share
                                                                (numerator)      (denominator)         amount
                                                               -------------     -------------      ------------
                                                                (Amounts in
                                                                 thousands)
2002
Basic EPS:
    Income available to common shareholders.................   $       2,610         3,053,214      $        .85
                                                                                                    ============
Diluted EPS:
    Effect of dilutive stock options........................               -           128,763
                                                               -------------     -------------
    Income available to common shareholders
     and assumed conversions................................   $       2,610         3,181,977      $        .82
                                                               =============     =============      ============

2001
Basic EPS:
    Income available to common shareholders ................   $       1,915         2,874,661      $        .67
                                                                                                    ============
Diluted EPS:
    Effect of dilutive stock options........................               -           139,984
                                                               -------------     -------------
    Income available to common shareholders
     and assumed conversions................................   $       1,915         3,014,645      $        .64
                                                               =============     =============      ============

2000
Basic EPS:
    Income available to common shareholders.................   $       1,616         2,845,009      $        .57
                                                                                                    ============
Diluted EPS:
    Effect of dilutive stock options........................               -           192,408
                                                               -------------     -------------
    Income available to common shareholders
     and assumed conversions................................   $       1,616         3,037,417      $        .53
                                                               =============     =============      ============

NOTE I - INCOME TAXES
Income tax expense is summarized as follows for the years ended December 31:

                               2002               2001              2000
                          ---------------   ---------------    ---------------
                                             (In thousands)
Current:
    Federal...........    $           893   $           997    $           814
    State.............                168               127                 80

Deferred..............                 96              (282)               (92)
                          ---------------   ---------------    ---------------

                          $         1,157   $           842    $           802
                          ===============   ===============    ===============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% was as follows for the years ended December 31:

                                                                     2002             2001               2000
                                                               ---------------   ---------------    ---------------
                                                                                  (In thousands)
Pre-tax income ............................................    $         3,767   $         2,757    $         2,418
                                                               ===============   ===============    ===============

Tax at statutory federal rate..............................              1,281               937                822

State income tax, net of federal benefit...................                122                74                 45
U.S. Government and municipal interest.....................               (164)              (98)               (86)
Cash surrender value of life insurance.....................                (85)              (54)               (27)
Other  ....................................................                  3               (17)                48
                                                               ---------------   ---------------    ---------------

                                                               $         1,157   $           842    $           802
                                                               ===============   ===============    ===============

Significant components of deferred tax assets and liabilities at December 31 were as follows:

                                                                                     2002                2001
                                                                               ----------------    ----------------
                                                                                          (In thousands)
Deferred tax assets:
    Allowance for loan losses...............................................   $          1,254    $            671
    Net operating losses carryforwards......................................              1,183                   -
    Premises and equipment..................................................                  -                  38
    Deferred compensation...................................................                376                 240
                                                                               ----------------    ----------------
       Total deferred tax assets............................................              2,813                 949
                                                                               ----------------    ----------------

Deferred tax liabilities:
    Premises and equipment..................................................                 24                   -
    Unrealized gain on securities...........................................                238                  16
                                                                               ----------------    ----------------
       Total deferred tax assets............................................                262                  16
                                                                               ----------------    ----------------

       Net deferred tax asset...............................................   $          2,551    $            933
                                                                               ================    ================

It is management's opinion that realization of the net deferred tax asset is more likely than not based on the Company's history of taxable income and estimates of future taxable income.

The Company has net operating loss carryforwards of approximately $3.1 million, which were acquired in the merger of Independence Bank and which expire at various dates through 2022.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                December 31, 2002, 2001 and 2000

NOTE J - COMPREHENSIVE INCOME
Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. Unrealized gains (losses) on available for sale investment securities, net of income taxes, represent the sole component of the Company's other comprehensive income. Other comprehensive income consists of the following for the years ended December 31:

                                                                    2002               2001              2000
                                                               ---------------   ---------------    ---------------
                                                                                  (In thousands)
Unrealized holding gains (losses) arising
 during the year ..........................................    $           705   $           141    $           571
      Tax effect...........................................               (258)              (49)              (194)
Reclassification adjustment for (gains)
 losses included in net income ............................                (95)                -                 10
      Tax effect ..........................................                 35                 -                 (4)
                                                               ---------------   ---------------    ---------------

Other comprehensive income ................................    $           387   $            92    $           383
                                                               ===============   ===============    ===============

NOTE K - BUSINESS COMBINATION
On December 18, 2001, the Company entered into an "Agreement and Plan of Reorganization and Merger" under which it subsequently acquired 100% of Independence Bank. The acquisition was approved at the annual shareholders' meeting on May 29, 2002 and the merger took place effective with the close of business on June 17, 2002. Independence Bank stockholders could elect to receive $10.67 in cash for each share of Independence Bank stock they owned or could elect to exchange each share of Independence Bank stock for 1.16 shares of the Company's stock. The acquisition was accounted for using the purchase method, with the operating results of Independence Bank subsequent to June 17, 2002 included in the Company's consolidated financial statements.

The following table reflects the unaudited pro forma combined results of operations for the years ended December 31, 2002, 2001 and 2000, assuming the acquisition had occurred at the beginning of fiscal 2000.

                                                                      2002              2001              2000
                                                                 -------------     -------------     --------------
                                                                              (Amounts in thousands,
                                                                             except per share amounts)
Net interest income.........................................     $      10,070     $       9,311     $        8,913
Net income .................................................             1,637               790              1,553

Net income per share:
   Basic....................................................     $         .51     $         .25     $          .49
   Diluted..................................................               .49               .24                .47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

The pro forma net income for the years ended December 31, 2002 does not reflect approximately $1.1 million in merger related costs incurred by Independence Bank. In management's opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal 2000.

A summary of the total purchase price of the transaction is as follows:

                                                             (In thousands)

Fair value of 292,449 shares of common stock issued.....     $       2,745
Cash paid for shares....................................             4,117
Transaction costs.......................................               241
                                                             -------------

   Total ...............................................     $       7,103
                                                             =============

A summary of the estimated value of the assets acquired and liabilities assumed is as follows:

                                                           (In thousands)

   Cash.................................................   $       7,529
   Investment securities available for sale.............           5,085
   Stock in the FHLB of Atlanta.........................             170
   Loans receivable, net................................          32,464
   Premises and equipment...............................           2,021
   Core deposit intangible..............................             154
   Deferred tax assets..................................           1,936
   Goodwill.............................................           3,423
   Other assets.........................................             203
   Deposits.............................................         (43,469)
   Borrowings...........................................          (1,568)
   Other liabilities....................................            (845)
                                                           -------------

     Total purchase price...............................   $       7,103
                                                           =============

The core deposit intangible is being amortized by matching the amortization expense to the estimated economic life of the deposits. The estimated useful life of the core deposit intangible is 10 years. The amortized cost of the core deposit intangible was $141,000 as of December 31, 2002. Amortization expense as it relates to the core deposit intangible amounted to $13,000 for the year ended December 31, 2002 and is included in other operating expenses.

NOTE L - EMPLOYEE BENEFIT PLANS
The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                December 31, 2002, 2001 and 2000

maximum as determined by the Internal Revenue Code. The Company matches 100% of such contributions up to 6% of the participant's compensation. The plan provides that employees' contributions are 100% vested at all times, and the Company's contributions vest at 20% each year after the second year of service. The expense related to the plan for the years ended December 31, 2002, 2001 and 2000 was $149,000, $100,000, and $54,000, respectively.

NOTE M - STOCK OPTIONS
The Company maintains a nonqualified stock option plan for directors and a qualified incentive stock option plan for key employees. Options granted under the nonqualified plan vest immediately and expire ten years after the grant date. Options granted under the qualified plan vest ratably over a five year period and expire ten years after the grant date. At December 31, 2002, the numbers of shares available for grant under the nonqualified and qualified plans were -0- and 3,385, respectively.

Activity in the plans for the years ended December 31 is summarized as follows, giving the effect to the 25% stock dividends in 2000:

                                       2002                          2001                          2000
                           ---------------------------   ---------------------------   ----------------------------
                                            Weighted                      Weighted                       Weighted
                                             average                       average                        average
                                            exercise                      exercise                       exercise
                              Shares          Price         Shares          Price          Shares          Price
                           ------------   ------------   ------------   ------------   -------------   ------------
Outstanding at
 beginning of year.......       360,826   $       5.83        426,312   $       5.56         447,221   $      5.54
Granted..................        66,100           9.00          3,000           9.00               -             -
Exercised................       (27,601)          5.88        (58,196)          4.17          (7,130)         4.90
Forfeited................             -              -        (10,290)          4.92         (13,779)         5.25
                           ------------   -------------  ------------   ------------   -------------   -----------

Outstanding at end of
 year....................       399,325           6.35        360,826           5.83         426,312          5.56
                           ============                  ============                  =============

Options exercisable at
 year-end................       320,675           5.81        325,189           5.70         365,378          5.55
                           ============                  ============                  =============

The following table summarizes information about the exercise prices of the Company's stock options at December 31, 2002:

                                                                            Total          Total
                           Range of Exercise                               options         options
                                Prices                                   outstanding     exercisable
                           -----------------                             -------------   ------------
                           $ 4.92 to $5.32......................               196,879        193,950
                           $ 7.04 to $9.00......................               202,446        126,725
                                                                         -------------   ------------
                                                                               399,325        320,675
                                                                         =============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

The weighted average remaining life of options outstanding at December 31, 2002 is 6.1 years.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                December 31, 2002, 2001 and 2000

The estimated per share fair value of options granted in 2002 and 2001 were $2.79 and $1.61, respectively. These values were estimated using the Black-Scholes Option Pricing Model using the assumption presented below:

                                                          2002              2001
                                                     --------------    ---------------
   Assumptions in estimating option values:
      Risk-free interest rate.....................          3.00%           3.00%
      Dividend yield..............................          0.00%           0.00%
      Volatility..................................         28.66%          18.30%
      Expected life...............................        5 years         5 years

NOTE N - EMPLOYMENT AGREEMENT
The Company has entered into employment agreements with two of its executive officers to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers' rights to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

NOTE O - REGULATORY RESTRICTIONS
The Bank, as a North Carolina banking corporation, may pay cash dividends to BNC only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material effect on the Company's consolidated financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Because the Company's only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank. As of December 31, 2002 and 2001, the Bank met its capital adequacy requirements as set forth below:

                                                                                            Minimum to be well
                                                              Minimum for capital        capitalized under prompt
                                      Actual                   adequacy purposes       corrective action provisions
                           ---------------------------    --------------------------   ----------------------------
                              Amount          Ratio         Amount          Ratio          Amount          Ratio
                           ------------   ------------   ------------   ------------    -----------    -----------
                                                            (Amounts in thousands)
As of December 31, 2002:

 Total Capital (to Risk-
   Weighted Assets)       $      24,222          9.85%   $      19,679         8.00%    $    24,599          10.00%
 Tier I Capital (to Risk-
   Weighted Assets)              21,147          8.60%           9,839         4.00%         14,759           6.00%
 Tier I Capital (to Average
    Assets)                      21,147          7.33%          11,546         4.00%         14,432           5.00%

As of December 31, 2001:

 Total Capital (to Risk-
   Weighted Assets)       $     21,365         12.30%   $      13,895         8.00%    $    17,370          10.00%
 Tier I Capital (to Risk-
   Weighted Assets)             19,194         11.05%           6,948         4.00%         10,422           6.00%
 Tier I Capital (to Average
   Assets)                      19,194          9.70%           7,915         4.00%          9,894           5.00%

NOTE P - OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unfunded lines of credit, and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying consolidated financial statements.

The Company's risk of loss in the event of nonperformance by the other party to the commitment to extend credit, line of credit and standby letter of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                December 31, 2002, 2001 and 2000

At December 31, 2002 and 2001, outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk were as follows:

                                                                          2002              2001
                                                                    ---------------    ---------------
                                                                             (In thousands)
   Commitments under unfunded loans and lines of credit..........   $        35,041    $        44,481
   Standby letters of credit.....................................               232              1,227

NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

       CASH AND CASH EQUIVALENTS

          The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair value of those assets.

       SECURITIES

          Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

       LOANS RECEIVABLE

          The fair values for loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms.

       INVESTMENT IN LIFE INSURANCE

          The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

       Interest Receivable and Payable

          The carrying amount of accrued interest approximates its fair value.

       Deposits

          The fair values disclosed for deposits with no stated maturity (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for deposits with a stated maturity date (time deposits) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits.

       Short-term Borrowings and Long-Term Debt

          Rates currently available to the Company for borrowings and debt with similar terms and remaining maturities are used to estimate fair value of the existing debt.

The following table reflects the estimated fair values and carrying values at December 31:

                                                           2002                                2001
                                            ----------------------------------   ----------------------------------
                                                Carrying          Estimated          Carrying          Estimated
                                                  value          fair value            value          fair value
                                            ----------------   ---------------   ---------------    ---------------
                                                                    (Amounts in thousands)
Financial assets:
   Cash and cash equivalents..............  $         21,881   $        21,881   $         7,802    $         7,802
   Securities.............................            24,082            24,082            14,655             14,655
   Federal Home Loan Bank stock...........             1,200             1,200               900                900
   Loans receivable, net..................           238,279           240,627           174,340            175,050
   Investment in life insurance...........             5,582             5,582             5,239              5,239
   Interest receivable....................             1,332             1,332             1,066              1,066

Financial liabilities:
   Demand deposits........................  $        145,942   $       145,942   $        65,989    $        65,989
   Time deposits..........................           113,604           113,874           104,466            104,938
   Interest payable.......................               422               422               377                377
   Short-term borrowings..................             3,783             3,783             3,143              3,143
   Long-term debt.........................            16,000            17,973            16,000             16,960

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                December 31, 2002, 2001 and 2000

NOTE R - PARENT COMPANY FINANCIAL DATA
Following are condensed financial statements of BNC Bancorp as of and for the year ended December 31, 2002 (In thousands):

                   CONDENSED STATEMENT OF FINANCIAL CONDITION
                                December 31, 2002

Assets
   Investment in Bank of North Carolina                                                             $        25,169
                                                                                                    ===============

Liabilities and Shareholders' Equity
   Shareholders' equity:
      Common stock                                                                                  $        16,902
      Retained earnings                                                                                       7,852
      Accumulated other comprehensive income                                                                    415
                                                                                                    ---------------

      Total liabilities and shareholders' equity                                                    $        25,169
                                                                                                    ===============

                        CONDENSED STATEMENT OF OPERATIONS
                         Period Ended December 31, 2002

Equity in earnings of subsidiary                                                                    $         2,610
                                                                                                    ---------------

      Net income                                                                                    $         2,610
                                                                                                    ===============

                        CONDENSED STATEMENT OF CASH FLOWS
                         Period Ended December 31, 2002

Cash flows from operating activities:
   Net income                                                                                       $         2,610
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Equity in earnings of Bank of North Carolina                                                         (2,610)
                                                                                                    ---------------

      Net cash provided by operating activities                                                                   -

      Net increase in cash and cash equivalents                                                                   -

   Cash and cash equivalents, beginning                                                                           -
                                                                                                    ---------------

        Cash and cash equivalents, ending                                                           $             -
                                                                                                    ===============