Form 10QSB
period 2003-03-31
BNC BANCORP
filed 2003-05-15
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐  Transition Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period ended _________________

Commission File Number  000-50128

BNC Bancorp

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1663154 (I.R.S. Employer Identification No.)

831 Julian Avenue Thomasville, North Carolina (Address of principal executive offices)	27360 (Zip Code)

Registrant’s telephone number, including area code (336) 476-9200

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 7, 2003, the registrant had outstanding 3,233,819 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

BNC BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2003 (Unaudited)	December 31, 2002*

	(In Thousands)

ASSETS

Cash and due from banks	$7,685	$10,372
Interest-earning balances at the Federal Home Loan Bank	23,054	11,509
Securities available for sale	27,427	24,082
Federal Home Loan Bank stock, at cost	1,200	1,200
Loans held for sale	4,219	9,405
Loans	238,383	233,180
Less allowance for loan losses	(4,550)	(4,306)

Net loans	233,833	228,874
Accrued interest receivable	1,350	1,332
Premises and equipment, net	7,865	7,771
Investment in life insurance	8,704	5,582
Goodwill	3,423	3,423
Core deposit intangible, net	125	141
Other assets	3,062	2,945

TOTAL ASSETS	$321,947	$306,636

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$29,784	$30,943
Interest-bearing demand	115,977	104,383
Savings	10,836	10,616
Time deposits of $100,000 and greater	19,277	21,087
Other time	94,187	92,517

Total deposits	270,061	259,546

Short-term borrowings	3,480	3,783
Long-term debt	21,000	16,000
Accrued expenses and other liabilities	1,963	2,138

TOTAL LIABILITIES	296,504	281,467

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 3,233,819 and 3,229,425 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	16,928	16,902
Retained earnings	8,216	7,852
Accumulated other comprehensive income	299	415

TOTAL SHAREHOLDERS’ EQUITY	25,443	25,169

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$321,947	$306,636

*

Derived from audited financial statements.

See accompanying notes.

BNC BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans	$3,990	$3,247
Interest on U.S. Treasury and agency securities	87	92
Interest on state and municipal securities	198	91
Other interest income	48	61

TOTAL INTEREST INCOME	4,323	3,491

INTEREST EXPENSE
Interest on demand deposits	496	233
Interest on savings deposits	9	15
Interest on time deposits of $100,000 and greater	162	186
Interest on other time deposits	653	712
Interest on short-term borrowings	12	22
Interest on long-term debt	226	219

TOTAL INTEREST EXPENSE	1,558	1,387

NET INTEREST INCOME	2,765	2,104

PROVISION FOR LOAN LOSSES	135	200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,630	1,904

NON-INTEREST INCOME
Mortgage fee income	379	122
Service charges on deposit accounts	327	227
Investment brokerage fees	42	37
Increase in cash surrender value of life insurance	59	62
Other income	17	5

TOTAL NON-INTEREST INCOME	824	453

NON-INTEREST EXPENSE
Salaries and employee benefits	1,389	924
Occupancy expenses	126	86
Furniture and equipment expense	118	106
Data processing and supply expense	87	63
Advertising and business development expenses	116	78
Insurance, professional and other services	257	144
Other operating expenses	254	185

TOTAL NON-INTEREST EXPENSE	2,347	1,586

INCOME BEFORE INCOME TAX EXPENSE	1,107	771

INCOME TAX EXPENSE	355	237

NET INCOME	$752	$534

BASIC NET INCOME PER SHARE	$0.23	$0.18

DILUTED NET INCOME PER SHARE	$0.22	$0.17

See accompanying notes.

BNC BANCORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount

	(Amounts in thousands, except share data)

Balance at December 31, 2002	3,229,425	$16,902	$7,852	$415	$25,169

Comprehensive income:
Net income	—	—	752	—	752
Other comprehensive loss:
Net decrease in fair value of securities available for sale, net of tax	—	—	—	(116)	(116)

Total comprehensive income					636

Common stock issued pursuant to: Stock options exercised	4,394	26			26

Cash dividends at $0.12 per share	—	—	(388)	—	(388)

Balance at March 31, 2003	3,233,819	$16,928	$8,216	$299	$25,443

See accompanying notes.

BNC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

	2003	2002

	(Amounts in thousands)

Operating Activities
Net income	$752	$534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161	132
Amortization of premiums and discounts, net	19	6
Amortization of core deposit intangible	16	—
Provision for loan losses	135	200
Changes in assets and liabilities:
Decrease in loans held for sale	5,186	3,073
(Increase) decrease in accrued interest receivable	(18)	16
Decrease in other assets	93	687
Increase (decrease) in accrued expenses and other liabilities	(175)	700

Net cash provided by operating activities	6,169	5,348

Investing Activities
Purchases of securities available for sale and Federal Home Loan Bank stock	(3,638)	(723)
Proceeds from calls and maturities of securities available for sale	92	84
Investment in life insurance	(3,122)	(924)
Net increase in loans	(5,238)	(8,144)
Purchase of premises and equipment	(255)	(104)

Net cash used by investing activities	(12,161)	(9,811)

Financing Activities
Net increase in deposits	10,515	11,511
Net increase in long-term debt	5,000	—
Net increase (decrease) in short-term borrowings	(303)	343
Proceeds from exercise of stock options	26	5
Cash dividends paid	(388)	—

Net cash provided by financing activities	14,850	11,859

Net increase in cash and cash equivalents	8,858	7,396

Cash and cash equivalents, beginning of period	21,881	7,802

Cash and cash equivalents, end of period	$30,739	$15,198

Summary of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$144	$—

Unrealized loss on securities available for sale, net of tax	$(116)	$—

See accompanying notes.

BNC BANCORP
Consolidated Notes to Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary, Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 Annual Report on Form 10-KSB for the year ended December 31, 2002. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At March 31, 2003, loan commitments were as follows (in thousands):

Commitments to extend credit	$26,367
Undisbursed lines of credit	15,479
Letters of credit	501

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,

	2003	2002

	(In thousands)

Net income	$752	$534

Other comprehensive income
Unrealized holding losses on available for sale securities arising during the period	(182)	—

Tax effect	66	—

Total comprehensive income	$636	$534

BNC BANCORP
Consolidated Notes to Financial Statements

NOTE D - STOCK OPTIONS

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages but does not require that companies record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. All of the Company’s stock options have no intrinsic value at grant date and, consequently, no compensation cost is recognized for them.

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three-months ended March 31, 2003 and 2002 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended March 31,

	2003	2002

	(Amounts in thousands, except per share data)
Net income:
As reported	$752	$534
Deduct: Total stock-based employee compensation expenses determined under fair value method for all
amounts, net of related tax effects	(6)	(11)

Pro forma	$746	$523

Basic net income per share:
As reported	$0.23	$0.18
Pro forma	0.23	0.18

Diluted net income per share:
As reported	$0.22	$0.17
Pro forma	0.22	0.17

BNC BANCORP
Consolidated Notes to Financial Statements

NOTE E - NET INCOME PER SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,

	2003	2002

Weighted average number of common shares used in computing basic net income per share	3,231,964	2,909,775

Effect of dilutive stock options	149,017	145,567

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,380,981	3,055,342

NOTE F - SUBSEQUENT EVENT

In April of 2003, the Company issued $5.0 million in trust preferred securities. These securities have a maturity of thirty years with a five-year callable provision. The current interest rate of 4.85% per annum (3 month Libor plus 325 basis points) is payable at the end of each quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including general and local economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our consolidated financial condition and results of operations. This discussion should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

On June 17, 2002, the Bank completed its merger with Independence Bank. The acquisition was accounted for as a purchase. Accordingly, the results of operation of Independence have been included in the consolidated results of operations of the Bank since the date of acquisition.

We are a commercial bank holding company that was incorporated on December 16, 2002. We have one subsidiary, Bank of North Carolina, which we acquired as part of the Bank’s holding company reorganization. The Company currently has no operations and conducts no business on its own other than owning the Bank. The Company is subject to the rules and regulations of the Federal Reserve Bank.

Bank of North Carolina was incorporated and began banking operations in 1991. The Bank is engaged in commercial banking predominantly in Davidson and Randolph Counties, North Carolina, and to a lesser extent, Guilford and Forsyth Counties, North Carolina. The Bank is operating under the Banking Laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Davidson and Randolph Counties.

Financial Condition at March 31, 2003 and December 31, 2002

During the three-month period ending March 31, 2003, our total assets increased by $15.3 million to $321.9 million from $306.6 million at December 31, 2002. At March 31, 2003, loans totaled $238.3 million, an increase of $5.2 million, or 2.23%, during the three months, with no significant changes in the concentrations of loans by type. Interest-earning deposits increased by $11.5 million to $23.1 million. Loans held for sale had a large decrease in the amount of $5.2 million, from $9.4 million at December 31, 2002 to $4.2 million at March 31, 2003. This decrease was due to the eventual selling of those loans classified as held for sale during the current three-month period.

Our total liquid assets, which includes cash and due from banks, interest-earning deposits at FHLB and investment securities, increased by $12.2 million during the three months, to $58.2 million or 18.07% of total assets at March 31, 2003 versus $46.0 million, or 14.99% of total assets, at December 31, 2002.

Customer deposits continue to be our primary funding source. At March 31, 2003, deposits totaled $270.1 million, an increase of $10.5 million, or 4.05%, from year-end 2002. We have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased by $5.0 million to $21.0 million at March 31, 2003.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2003, our shareholders’ equity totaled $25.4 million, an increase of $274,000 from the December 31, 2002 balance. This increase resulted principally from net income of $752,000 for the three months and the issuance of common stock from the exercising of stock options in the amount of $26,000. Off-setting these increases were cash dividends of $388,000 and net unrealized losses on available for sale securities in the amount of $116,000 for the three months ended March 31, 2003.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Net Income. Our net income for the three months ended March 31, 2003 was $752,000, an increase of $218,000 from net income of $534,000 for the same three-month period in 2002. Net income per share was $.22 diluted for the three months ended March 31, 2003, up from $.17 diluted for the same period in 2002. We have experienced strong growth, with total assets averaging $310.5 million during the current three-month period as compared to $217.2 million in the prior year period, an increase of $93.3 million, or 42.95%. This growth is attributable to overall growth in assets and the addition of Independence Bank. Increases in net interest income and non-interest income for the quarter ended March 31, 2003 of $661,000 and $371,000, respectively, combined with a $65,000 decrease in the provision for loan losses, exceeded increases of $761,000 in non-interest expenses and $118,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $661,000, or 31.42%, to $2.8 million for the three months ended March 31, 2003. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $79.1 million, or 39.29%, during the first three months of 2003 as compared with the same period in 2002. This increase is attributable to overall growth in earning assets and the addition of Independence Bank. Our average yield on total interest-earning assets decreased by 76 basis points from 7.16% to 6.40%. Our average total interest-bearing liabilities increased by $80.1 million, or 45.77%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased slightly less than our yield on assets, declining 73 basis points from 3.21% to 2.48%. For the three months ended March 31, 2003, our net interest spread was 3.92% and our net interest margin was 4.15%. For the three months ended March 31, 2002, our net interest rate spread was 3.95% and our net interest margin was 4.37%.

Provision for Loan Losses. Our provision for loan losses for the three-months ended March 31, 2003 was $135,000, representing a decrease of $65,000 from the $200,000 provision we made for the three months ended March 31, 2002. Our net loan recoveries were $109,000 during the three months ended March 31, 2003, as compared with $2,000 of net loan recoveries in the same period of 2002. At March 31, 2003, we had non-accrual loans in the amount of $574,000, a $1.1 million decrease from amounts recorded at December 31, 2002. This reduction was due to a single business relationship where the business was sold with the new owners refinancing the debt through the Bank. At March 31, 2003, the allowance for loan losses increased to $4.6 million, or 1.91% of total loans, as compared to $4.3 million of allowance for loan losses, or 1.85% of total loans at December 31, 2002. The increase in the allowance reflects our overall concern about weakness in the economy.

Non-Interest Income. For the first three months of 2003, non-interest income increased $371,000, or 81.90%, to $824,000 from $453,000 for the same period the prior year. Increases for the three months ended March 31, 2003 include increases of $257,000 in mortgage operations income as a result of increased originations during a favorable interest rate environment and increases of $100,000 in service charges and fees on deposit accounts as a result of deposit growth and the addition of Independence Bank.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended March 31, 2003, total non-interest expenses increased $761,000, principally as a result of the merger of Independence Bank on June 17, 2002 and other growth achieved from period to period. Salary and employee benefit expenses increased $465,000, reflecting the addition of personnel to support growth as well as normal compensation increases. In addition, insurance, professional and other services increased $113,000 from the same period in 2002 due to growth and to costs relating to newly implemented requirements as prescribed by the Sarbanes-Oxley Act. Other operating expenses had increased $69,000, primarily due to the Company’s growth.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 32.07% and 30.74%, respectively, for the three months ended March 31, 2003 and 2002. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of tax exempt interest income and nontaxable income from investments in Company owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources.

Liquidity is defined as our ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures our liquidity position by giving consideration to both on-and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Bank’s primary demand for liquidity is anticipated fundings under credit commitments to customers.

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash and due from banks, interest-bearing bank deposits and investment securities. These aggregated $58.2 million at March 31, 2003 compared to $46.0 million at December 31, 2002. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $48.3 million from the Federal Home Loan Bank of Atlanta, with $21.0 million outstanding at March 31, 2003 and $16.0 million at December 31, 2002. We have increased our borrowings with the Federal Home Loan Bank to take advantage of the lower interest rates being offered. All borrowings must be adequately collateralized. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2003, our capital to average asset ratio was 10.08%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at March 31, 2003 was 8.82%.

Item 3. – Controls and Procedures

The Bank’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Bank’s disclosure controls and procedures within 90 days prior to the filing of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Bank’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits.

99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

The Company filed a report on Form 8-K on January 24, 2003 to announce the January 23, 2003 declaration of a $.12 per share dividend payable February 28, 2003 to shareholders of record on February 13, 2003.

The Company filed a report on Form 8-K on February 26, 2003 to announce operating results for the three months and year ended December 31, 2002.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP
Date: May 13, 2003	By:	/s/ W. SWOPE MONTGOMERY, Jr.

W. Swope Montgomery, Jr. President and Chief Executive Officer

Date: May 13, 2003	By:	/s/ DAVID B. SPENCER

David B. Spencer Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, W. Swope Montgomery, Jr., certify that:

(1)

I have reviewed this quarterly report on Form 10-QSB of BNC Bancorp, a North Carolina bank (the “registrant”);

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ W. SWOPE MONTGOMERY, Jr.

W. Swope Montgomery, Jr. President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David B. Spencer, certify that:

(1)

I have reviewed this quarterly report on Form 10-QSB of BNC Bancorp, a North Carolina bank (the “registrant”);

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ DAVID B. SPENCER

David B. Spencer Chief Financial Officer