Form 10QSB
period 2003-06-30
BNC BANCORP
filed 2003-08-14
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒ Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐ Transition Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-50128

BNC Bancorp

(Exact name of registrant as specified in its charter)

North Carolina	47-0898685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

831 Julian Avenue Thomasville, North Carolina	27360
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (336) 476-9200

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 11, 2003, the registrant had outstanding 3,214,719 shares of Common Stock, no par value.

Part I.    FINANCIAL INFORMATION

Item 1—Financial Statements

BNC BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2003 (Unaudited)	December 31, 2002*
ASSETS	(In Thousands)

Cash and due from banks	$10,644	$10,372
Interest-earning balances at the Federal Home Loan Bank	6,366	11,509
Securities available for sale	31,578	24,082
Federal Home Loan Bank stock, at cost	1,300	1,200
Loans held for sale	5,121	9,405
Loans	255,764	233,180
Less allowance for loan losses	(4,610)	(4,306)

Net loans	251,154	228,874
Accrued interest receivable	1,228	1,332
Premises and equipment, net	7,951	7,771
Investment in life insurance	8,807	5,582
Goodwill	3,423	3,423
Core deposit intangible, net	125	141
Other assets	3,245	2,945

TOTAL ASSETS	$330,942	$306,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$32,121	$30,943
Interest-bearing demand	120,925	104,383
Savings	10,515	10,616
Time deposits of $100,000 and greater	74,109	21,087
Other time	30,031	92,517

Total deposits	267,701	259,546

Short-term borrowings	3,848	3,783
Long-term debt	31,000	16,000
Accrued expenses and other liabilities	1,989	2,138

TOTAL LIABILITIES	304,538	281,467

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 3,218,819 and 3,229,425 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	16,729	16,902
Retained earnings	9,026	7,852
Accumulated other comprehensive income	649	415

TOTAL SHAREHOLDERS’ EQUITY	26,404	25,169

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$330,942	$306,636

* Derived from audited financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$4,083	$3,284	$8,073	$6,531
Interest on U.S. Treasury and agency securities	73	108	160	200
Interest on state and municipal securities	245	103	443	194
Other interest income	58	177	106	238

TOTAL INTEREST INCOME	4,459	3,672	8,782	7,163

INTEREST EXPENSE
Interest on demand deposits	514	380	1,010	613
Interest on savings deposits	8	14	17	29
Interest on time deposits of $100,000 and greater	138	140	300	326
Interest on other time deposits	579	597	1,232	1,309
Interest on short-term borrowings	12	22	24	44
Interest on long-term debt	313	215	539	434

TOTAL INTEREST EXPENSE	1,564	1,368	3,122	2,755

NET INTEREST INCOME	2,895	2,304	5,660	4,408

PROVISION FOR LOAN LOSSES	115	255	250	455

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,780	2,049	5,410	3,953

NON-INTEREST INCOME
Mortgage fee income	409	89	788	211
Service charges on deposit accounts	346	204	673	431
Investment brokerage fees	51	99	93	136
Increase in cash surrender value of life insurance	96	62	155	124
Gain on sale of investments available for sale	—	78	—	78
Other income	23	49	40	54

TOTAL NON-INTEREST INCOME	925	581	1,749	1,034

NON-INTEREST EXPENSE
Salaries and employee benefits	1,537	1,042	2,926	1,966
Occupancy expenses	134	99	260	185
Furniture and equipment expense	138	112	256	218
Data processing and supply expense	76	79	163	142
Advertising and business development expenses	54	54	170	132
Insurance, professional and other services	310	183	567	327
Other operating expenses	266	180	520	365

TOTAL NON-INTEREST EXPENSE	2,515	1,749	4,862	3,335

INCOME BEFORE INCOME TAX EXPENSE	1,190	881	2,297	1,652

INCOME TAX EXPENSE	380	310	735	547

NET INCOME	$810	$571	$1,562	$1,105

BASIC NET INCOME PER SHARE	$.23	$.17	$.44	$.34

DILUTED NET INCOME PER SHARE	$.22	$.17	$.42	$.33

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2002	3,229,425	$16,902	$7,852	$415	$25,169

Comprehensive income:
Net income	—	—	1,562	—	1,562
Other comprehensive loss:
Net increase in fair value of securities available for sale, net of tax	—	—	—	234	234

Total comprehensive income					1,796

Common stock issued pursuant to:
Stock options exercised	4,394	26	—	—	26

Purchases and retirement of
Common stock	(15,000)	(199)	—	—	(199)

Cash dividends at $0.12 per share	—	—	(388)	—	(388)

Balance at June 30, 2003	3,218,819	$16,729	$9,026	$649	$26,404

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2003	2002
	(Amounts in thousands)
Operating Activities
Net income	$1,562	$1,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	328	264
Amortization of premiums and discounts, net	47	11
Amortization of core deposit intangible	16	—
Provision for loan losses	250	455
Gain on sales of securities available for sale	—	(78)
Loss on disposition on assets	—	11
Changes in assets and liabilities:		102
Decrease in loans held for sale	4,284	3,815
(Increase) decrease in accrued interest receivable	104	(103)
Increase (decrease) in other assets	(256)	1,340
Decrease in accrued expenses and other liabilities	(149)	(192)

Net cash provided by operating activities	6,186	6,628

Investing Activities
Purchases of securities available for sale and Federal Home Loan Bank stock	(10,317)	(6,587)
Proceeds from sales of securities available for sale	—	3,078
Proceeds from calls and maturities of securities available for sale	3,041	153
Investment in life insurance	(3,225)	(179)
Net increase in loans	(22,850)	(12,022)
Purchase of premises and equipment	(508)	(292)
Proceeds from sales of foreclosed assets	143	—
Cash acquired in business combination	—	7,215

Net cash used by investing activities	(33,716)	(8,634)

Financing Activities
Net increase in deposits	8,155	13,950
Net increase in long-term debt	15,000	—
Net increase in short-term borrowings	65	658
Proceeds from exercise of stock options	26	149
Purchase and retirement common stock	(199)	—
Cash dividends paid	(388)	—

Net cash provided by financing activities	22,659	14,757

Net increase (decrease) in cash and cash equivalents	(4,871)	12,751
Cash and cash equivalents, beginning of period	21,881	7,802

Cash and cash equivalents, end of period	$17,010	$20,553

See accompanying notes.

BNC BANCORP

Consolidated Notes to Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary, Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 Annual Report on Form 10-KSB for the year ended December 31, 2002. This quarterly report should be read in conjunction with the Annual Report.

NOTE B—COMMITMENTS

At June 30, 2003, loan commitments were as follows (in thousands):

Commitments to extend credit	$24,767
Undisbursed lines of credit	16,850
Letters of credit	611
Commitments to sell loans held for sale	5,121

NOTE C—COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$810	$571	$1,562	$1,105

Unrealized gains on available- for-sale securities	549	297	367	297
Tax effect	(199)	(108)	(133)	(108)

	350	189	234	189

Reclassification of (gains) losses recognized in net income	—	(78)	—	(78)
Tax effect	—	28	—	28

	—	(50)	—	(50)

Other comprehensive income	350	139	234	139

Comprehensive income	$1,160	$710	$1,796	$1,244

BNC BANCORP

Consolidated Notes to Financial Statements

NOTE D—STOCK OPTIONS

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three-month and six-months ended June 30, 2003 and 2002 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$810	$571	$1,562	$1,105
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(7)	(101)	(13)	(112)

Pro forma	$803	$470	$1,549	$993

Basic net income per share:
As reported	$0.23	$0.17	$0.44	$0.34
Pro forma	0.23	0.14	0.44	0.31

Diluted net income per share:
As reported	$0.22	$0.17	$0.42	$0.33
Pro forma	0.21	.014	0.42	0.29

BNC BANCORP

Consolidated Notes to Financial Statements

NOTE E—NET INCOME PER SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average number of common shares used in computing basic net income per share	3,553,877	3,267,274	3,554,515	3,234,013

Effect of dilutive stock options	186,802	130,494	177,007	145,309

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,740,679	3,397,768	3,731,522	3,379,322

On August 13, 2003, the Company announced that the Board of Directors had approved a 10% stock dividend, to be distributed September 15, 2003 to shareholders of record on September 1, 2003. All references to net income per share and weighted average shares outstanding have been adjusted to reflect this stock dividend.

Note F—Trust Preferred Securities

The Company has cumulative trust preferred securities (the “Trust Preferred”) outstanding through a wholly owned subsidiary. The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company.

On April 3, 2003, $5.0 million of trust preferred securities were placed through BNC Bancorp Capital Trust I (the “Trust”). The preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 3.25%. The dividends paid to holders of the capital trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The preferred securities are redeemable on April 15, 2008 or afterwards in whole or in part, on any January 15, April 15, July 15 or October 15. Redemption is mandatory at April 15, 2033. The Company has fully and unconditionally guaranteed the preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The preferred securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

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

We are a commercial bank holding company that was incorporated on December 16, 2002. We have one banking subsidiary, Bank of North Carolina, which we acquired as part of the Bank’s holding company reorganization and BNC Bancorp Capital Trust I as discussed in Note F. The Company currently has no operations and conducts no business on its own other than owning the Bank. The Company is subject to the rules and regulations of the Federal Reserve Bank.

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

Financial Condition at June 30, 2003 and December 31, 2002

During the six-month period ending June 30, 2003, our total assets increased by $24.3 million to $330.9 million from $306.6 million at December 31, 2002. At June 30, 2003, loans totaled $255.8 million, an increase of $22.6 million, or 9.69%, during the six months, with no significant changes in the concentrations of loans by type. Interest-earning deposits decreased by $5.1 million to $6.4 million. Loans held for sale had a large decrease in the amount of $4.3 million, from $9.4 million at December 31, 2002 to $5.1 million at June 30, 2003. This decrease was due to the eventual selling of those loans classified as held for sale during the current six-month period. Our investment in life insurance increased $3.2 million to $8.8 million. This insurance provides the Company favorable tax-equivalent returns as a means for offsetting a portion of the cost of employee benefit plans.

Our total liquid assets, which includes cash and due from banks, interest-earning deposits at FHLB and investment securities, increased by $2.6 million during the six months, to $48.6 million or 14.68% of total assets at June 30, 2003 versus $46.0 million, or 14.99% of total assets, at December 31, 2002.

Customer deposits continue to be our primary funding source. At June 30, 2003, deposits totaled $267.7 million, an increase of $8.2 million, or 3.14%, from year-end 2002. We have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased by $10.0 million to $26.0 million at June 30, 2003. In addition to the borrowings from the FHLB, we have also issued trust-preferred securities during the second quarter of 2003 in the amount of $5.0 million.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2003, our shareholders’ equity totaled $26.4 million, an increase of $1.2 million from the December 31, 2002 balance. The increase in shareholders’ equity resulted principally from income from operations during the period of $1.6 million, proceeds from the exercise of stock options in the amount of $26,000 and unrealized gains in securities available for sale in the amount of $234,000. Offsetting these increases were decreases in shareholder’s equity from both dividends paid to our shareholders of $388,000 and the repurchase by the Company of $199,000 of our common stock. At June 30, 2003, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended June 30, 2003 and 2002

Net Income.    Our net income for the three months ended June 30, 2003 was $810,000, an increase of $239,000 from net income of $571,000 for the same three-month period in 2002. Net income per share was $.22 diluted for the three months ended June 30, 2003, up from $.17 diluted for the same period in 2002. We have experienced strong growth, with total assets averaging $318.4 million during the current three-month period as compared to $233.8 million in the prior year period, an increase of $84.6 million, or 36.21%. This growth is attributable to overall growth in assets and the addition of Independence Bank. Increases in net interest income and non-interest income for the quarter ended June 30, 2003 of $591,000 and $344,000, respectively, combined with a $140,000 decrease in the provision for loan losses, exceeded increases of $766,000 in non-interest expenses and $70,000 in the provision for income taxes.

Net Interest Income.    Net interest income increased by $591,000, or 25.65%, to $2.9 million for the three months ended June 30, 2003. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $77.1 million, or 35.74%, during the second quarter of 2003 as compared with the same period in 2002. This increase is attributable to overall growth in earning assets and the addition of Independence Bank. Our average yield on total interest-earning assets decreased by 64 basis points from 6.92% to 6.28%. Our average total interest-bearing liabilities increased by $75.5 million, or 39.30%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased slightly less than our yield on assets, decreasing 52 basis points from 2.86% to 2.34%. For the three months ended June 30, 2003, our net interest spread was 3.93% and our net interest margin was 4.14%. For the three months ended June 30, 2002, our net interest rate spread was 4.07% and our net interest margin was 4.38%.

Provision for Loan Losses.    Our provision for loan losses for the three-months ended June 30, 2003 was $115,000, representing a decrease of $140,000 from the $255,000 provision we made for the three months ended June 30, 2002. Our net loan charge-offs were $55,000 during the three months ended June 30, 2003, as compared with $201,000 of net loan charge-offs in the same period of 2002. At June 30, 2003, we had two non-accrual loans in the aggregate amount of $231,000, an $869,000 decrease from amounts recorded at December 31, 2002. This reduction was due to a single business relationship where the business was sold with the new owners refinancing the debt through the Bank. At June 30, 2003, the allowance for loan losses increased to $4.6 million, or 1.80% of total loans, as compared to $4.3 million of allowance for loan losses, or 1.85% of total loans at December 31, 2002.

Non-Interest Income.    For the three months ended June 30, 2003, non-interest income increased $344,000, or 59.21%, to $925,000 from $581,000 for the same period the prior year. Increases for the three months ended June 30, 2003 include increases of $320,000 in mortgage operations income as a result of increased originations during a favorable interest rate environment and increases of $142,000 in service charges and fees on deposit accounts as a result of deposit growth and the addition of Independence Bank. Offsetting these increases were decreases in investment brokerage fees in the amount of $48,000 and a gain on the sale of investment securities available for sale in the amount of $78,000 during 2002.

Non-Interest Expense.    We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended June 30, 2003, total non-interest expenses increased $766,000, principally as a result of the merger of Independence Bank on June 17, 2002 and other growth achieved from period to period. Salary and employee benefit expenses increased $495,000, reflecting the addition of personnel to support growth as well as normal compensation increases. In addition, insurance, professional and other services increased $127,000 from the same period in 2002 due to growth and to costs relating to newly implemented requirements as prescribed by the Sarbanes-Oxley Act. Other operating expenses had increased $86,000, primarily due to the Company’s growth.

Provision for Income Taxes     Our provision for income taxes, as a percentage of income before income taxes, was 31.93% and 35.19%, respectively, for the three months ended June 30, 2003 and 2002. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of tax-exempt interest income and nontaxable income from investments in Company owned life insurance.

Results of Operations for the

Six Months Ended June 30, 2003 and 2002

Net Income.    Our net income for the six months ended June 30, 2003 was $1.6 million, an increase of $457,000 from net income of $1.1 million for the same six-month period in 2002. Net income per share was $.42 diluted for the six months ended June 30, 2003, up from $.33 diluted for the same period in 2002. We have experienced strong growth, with total assets averaging $314.5 million during the current six-month period as compared to $225.5 million in the prior year period, an increase of $88.9 million, or 39.43%. This growth is attributable to overall growth in assets and the addition of Independence Bank. Increases in net interest income and non-interest income for the six-month period ended June 30, 2003 of $1.3 million and $715,000, respectively, combined with a $205,000 decrease in the provision for loan losses, exceeded increases of $1.5 million in non-interest expenses and $188,000 in the provision for income taxes.

Net Interest Income.    Net interest income increased by $1.3 million, or 28.40%, to $5.7 million for the six months ended June 30, 2003. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $78.1 million, or 37.44%, during the first six months of 2003 as compared with the same period in 2002. This increase is attributable to overall growth in earning assets and the addition of Independence Bank. Our average yield on total interest-earning assets decreased by 68 basis points from 7.02% to 6.34%. Our average total interest-bearing liabilities increased by $77.8 million, or 42.36%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased slightly less than our yield on assets, decreasing 62 basis points from 3.03% to 2.41%. For the six months ended June 30, 2003, our net interest spread was 3.93% and our net interest margin was 4.14%. For the six months ended June 30, 2002, our net interest rate spread was 3.99% and our net interest margin was 4.36%.

Provision for Loan Losses.    Our provision for loan losses for the six-months ended June 30, 2003 was $250,000, representing a decrease of $205,000 from the $455,000 provision we made for the six months ended June 30, 2002. Our net loan recoveries were $54,000 during the six months ended June 30, 2003, as compared with $199,000 of net loan charge-offs in the same period of 2002. At June 30, 2003, we had two non-accrual loans in the aggregate amount of $231,000, an $869,000 decrease from amounts recorded at December 31, 2002. This reduction was due to a single business relationship where the business was sold with the new owners refinancing the debt through the Bank. At June 30, 2003, the allowance for loan losses increased to $4.6 million, or 1.80% of total loans, as compared to $4.3 million of allowance for loan losses, or 1.85% of total loans at December 31, 2002.

Non-Interest Income.    For the first six months of 2003, non-interest income increased $715,000, or 69.15%, to $1.7 million from $1.0 million for the same period the prior year. Increases for the six months ended June 30, 2003 include increases of $577,000 in mortgage operations income as a result of increased originations during a favorable interest rate environment and increases of $242,000 in service charges and fees on deposit accounts as a result of deposit growth and the addition of Independence Bank. Offsetting these increases were decreases in investment brokerage fees in the amount of $43,000 and a gain on the sale of investment securities available for sale in the amount of $78,000 during 2002.

Non-Interest Expense.    We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the six-months ended June 30, 2003, total non-interest expenses increased $1.5 million, principally as a result of the merger of Independence Bank on June 17, 2002 and other growth achieved from period to period. Salary and employee benefit expenses increased $960,000, reflecting the addition of personnel to support growth as well as normal compensation increases. In addition, insurance, professional and other services increased $240,000 from the same period in 2002 due to growth and to costs relating to newly implemented requirements as prescribed by the Sarbanes-Oxley Act. Other operating expenses had increased $155,000, primarily due to the Company’s growth.

Provision for Income Taxes.    Our provision for income taxes, as a percentage of income before income taxes, was 32.00% and 33.11%, respectively, for the six months ended June 30, 2003 and 2002. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of tax-exempt interest income and nontaxable income from investments in Company owned life insurance.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; investments available for sale; loan repayments; loan sales; deposits; and borrowings from the Federal Home Loan Bank and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Bank’s primary demand for liquidity is anticipated fundings under credit commitments to customers.

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash and due from banks, interest-bearing bank deposits and investment securities. These aggregated $48.6 million at June 30, 2003 compared to $46.0 million at December 31, 2002. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $49.6 million from the Federal Home Loan Bank of Atlanta, with $26.0 million outstanding at June 30, 2003 and $16.0 million at December 31, 2002. We have increased our borrowings with the Federal Home Loan Bank to take advantage of the lower interest rates being offered. All borrowings must be adequately collateralized. During the second quarter of 2003 we issued trust-preferred securities, which provided $5.0 million of additional funding. This debt obligation also supplements our regulatory capital. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2003, our capital to average asset ratio was 11.58%, and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Our Tier I risk-based capital ratio at June 30, 2003 was 10.33%.

Item 3.— Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on May 20, 2003. Of the 3,237,292 shares entitled to vote at the meeting, 2,542,910 voted. The following matters were voted on at the meeting:

Proposal	1: To elect three members of the Board of Directors for three-year terms until the Annual Meeting of Shareholders in

2006. Votes for each nominee were as follows:

Name	For	Withheld
Richard D. Callicutt III	2,513,307	29,603
W. Swope Montgomery, Jr.	2,515,245	27,665
Robert A. Tream, Jr.	2,509,681	33,229

The following directors continue in office after the meeting: Larry L. Callahan, Kermit Cloniger (Director Emeritus), John J. Collett, Jr., Joseph M. Coltrane, Jr., W. Groome Fulton, Jr., Lloyd M. Higgins, M.D., M.D., Carlyle Nance (Director Emeritus), Lenny J. Peters, M.D., Thomas R. Smith, C.P.A., Colon Starrett, Vann Williford, and Richard Wood.

Proposal	2: To ratify the appointment of Dixon Odom PLLC as the Bank’s independent accountants for the year ending

December 31, 2003.

For	Against	Abstain
2,511,829	29,661	1,420

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company filed a report on Form 8-K on April 24, 2003 with the SEC reporting operating results for the three and six months ended June 30, 2003.

The Company filed a report on Form 8-K on May 23, 2003 with the SEC announcing the adoption of a stock repurchase plan. Under terms of the stock repurchase plan, the Company will be able to repurchase shares of its outstanding common stock.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: August 13, 2003	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr. President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ David B. Spencer
David B. Spencer Chief Financial Officer