Form 10QSB
period 2003-09-30
BNC BANCORP
filed 2003-11-13
CIK 1210227

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 10, 2003, the registrant had outstanding 3,493,321 shares of Common Stock, no par value.

Part I. Financial Information

Item 1—Financial Statements

BNC BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2003 (Unaudited)	December 31, 2002*
ASSETS	(In Thousands)

Cash and due from banks	$6,114	$10,372
Interest-earning balances at the Federal Home Loan Bank	522	11,509
Securities available for sale	31,363	24,082
Federal Home Loan Bank stock, at cost	1,375	1,200
Loans held for sale	3,768	9,405
Loans	271,740	233,180
Less allowance for loan losses	(4,668)	(4,306)

Net loans	267,072	228,874
Accrued interest receivable	1,251	1,332
Premises and equipment, net	9,601	7,771
Investment in life insurance	8,905	5,582
Goodwill	3,423	3,423
Core deposit intangible, net	112	141
Other assets	3,493	2,945

TOTAL ASSETS	$336,999	$306,636

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$28,074	$30,943
Interest-bearing demand	133,745	104,383
Savings	10,239	10,616
Time deposits of $100,000 and greater	37,363	21,087
Other time	64,344	92,517

Total deposits	273,765	259,546

Short-term borrowings	5,344	3,783
Long-term debt	29,000	16,000
Accrued expenses and other liabilities	2,344	2,138

TOTAL LIABILITIES	310,453	281,467

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares;
3,492,321 and 3,229,425 issued and outstanding at
September 30, 2003 and December 31, 2002, respectively	20,878	16,902
Retained earnings	5,020	7,852
Accumulated other comprehensive income	648	415

TOTAL SHAREHOLDERS’ EQUITY	26,546	25,169

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$336,999	$306,636

* Derived from consolidated audited financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$4,143	$4,048	$12,216	$10,704
Interest on U.S. Treasury and agency securities	57	113	217	313
Interest on state and municipal securities	270	143	713	337
Other interest income	31	40	137	153

TOTAL INTEREST INCOME	4,501	4,344	13,283	11,507

INTEREST EXPENSE
Interest on demand deposits	484	467	1,494	1,080
Interest on savings deposits	5	16	22	45
Interest on time deposits of $100,000 and greater	205	269	505	595
Interest on other time deposits	413	586	1,645	1,895
Interest on short-term borrowings	13	20	37	64
Interest on long-term debt	326	230	865	664

TOTAL INTEREST EXPENSE	1,446	1,588	4,568	4,343

NET INTEREST INCOME	3,055	2,756	8,715	7,164

PROVISION FOR LOAN LOSSES	140	185	390	640

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,915	2,571	8,325	6,524

NON-INTEREST INCOME
Mortgage fee income	404	180	1,192	391
Service charges on deposit accounts	397	295	1,070	726
Investment brokerage fees	34	45	127	181
Increase in cash surrender value of life insurance	98	62	253	186
Gain on sale of securities available for sale	—	17	—	95
Other income	17	10	57	64

TOTAL NON-INTEREST INCOME	950	609	2,699	1,643

NON-INTEREST EXPENSE
Salaries and employee benefits	1,493	1,248	4,419	3,214
Occupancy expenses	176	147	436	332
Furniture and equipment expense	150	178	406	396
Data processing and supply expense	53	92	216	234
Advertising and business development expenses	112	105	282	237
Insurance, professional and other services	254	191	821	496
Other operating expenses	327	224	847	611

TOTAL NON-INTEREST EXPENSE	2,565	2,185	7,427	5,520

INCOME BEFORE INCOME TAX EXPENSE	1,300	995	3,597	2,647
INCOME TAX EXPENSE	387	283	1,122	830

NET INCOME	$913	$712	$2,475	$1,817

BASIC NET INCOME PER SHARE	$.26	$.20	$.70	$.55

DILUTED NET INCOME PER SHARE	$.24	$.19	$.66	$.52

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance at December 31, 2002	3,229,425	$16,902	$7,852	$415	$25,169

Comprehensive income:
Net income	—	—	2,475	—	2,475
Other comprehensive income:
Net increase in fair value of securities available for sale, net of tax	—	—	—	233	233

Total comprehensive income					2,708

Common stock issued pursuant to:
Stock options exercised	6,794	46	—	—	46
10% stock dividend	323,382	4,912	(4,919)	—	(7)

Purchases and retirement of common stock	(67,280)	(982)	—	—	(982)

Cash dividends at $0.12 per share	—	—	(388)	—	(388)

Balance at September 30, 2003	3,492,321	$20,878	$5,020	$648	$26,546

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Amounts in thousands)
Operating Activities
Net income	$2,475	$1,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489	481
(Accretion) amortization of premiums and discounts, net	(335)	33
Amortization of core deposit intangible	29	10
Provision for loan losses	390	640
Gain on sales of securities available for sale	—	(95)
Loss on disposition on assets	—	11
Changes in assets and liabilities:
Decrease in loans held for sale	5,637	2,330
(Increase) decrease in accrued interest receivable	81	(71)
(Increase) decrease in other assets	(505)	176
Increase (decrease) in accrued expenses and other liabilities	206	(4,176)

Net cash provided by operating activities	8,467	1,156

Investing Activities
Purchases of securities available for sale and
Federal Home Loan Bank stock	(10,792)	(10,586)
Proceeds from sales of securities available for sale	—	4,015
Proceeds from calls and maturities of securities
available for sale	4,038	2,213
Investment in life insurance	(3,323)	(269)
Net increase in loans	(38,908)	(21,868)
Purchase of premises and equipment	(2,319)	(781)
Proceeds from sales of foreclosed assets	143	—
Cash acquired in business combination	—	7,215

Net cash used by investing activities	(51,161)	(20,061)

Financing Activities
Net increase in deposits	14,219	15,344
Net increase in long-term debt	13,000	6,500
Net increase in short-term borrowings	1,561	561
Proceeds from exercise of stock options	46	159
Purchase and retirement common stock	(982)	—
Cash paid for dividends and fractional shares	(395)	—

Net cash provided by financing activities	27,449	22,564

Net increase (decrease) in cash and cash equivalents	(15,245)	3,659

Cash and cash equivalents, beginning of period	21,881	7,802

Cash and cash equivalents, end of period	$6,636	$11,461

See accompanying notes.

BNC BANCORP

Consolidated Notes to Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiaries, Bank of North Carolina (the “Bank”) and BNC Bancorp Capital Trust I, a trust for the cumulative preferred securities. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 Annual Report on Form 10-KSB for the year ended December 31, 2002. This quarterly report should be read in conjunction with the Annual Report.

NOTE B—COMMITMENTS

At September 30, 2003, loan commitments were as follows (in thousands):

Commitments to extend credit	$15,389
Undisbursed lines of credit	16,764
Letters of credit	820
Commitments to sell loans held for sale	3,768

NOTE C—COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$913	$712	$2,475	$1,817

Unrealized gains on available-for-sale securities	—	438	367	763
Tax effect	(1)	(153)	(134)	(277)

	(1)	285	233	486

Reclassification of (gains) losses recognized in net income	—	(17)	—	(95)
Tax effect	—	6	—	33

	—	(11)	—	(62)

Other comprehensive income	(1)	274	233	424

Comprehensive income	$912	$986	$2,708	$2,241

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three-month and nine-months ended September 30, 2003 and 2002 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$913	$712	$2,475	$1,817
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(6)	(16)	(19)	(128)

Pro forma	$907	$696	$2,456	$1,689

Basic net income per share:
As reported	$0.26	$0.20	$0.70	$0.55
Pro forma	0.26	0.20	0.69	0.51

Diluted net income per share:
As reported	$0.24	$0.19	$0.66	$0.52
Pro forma	0.24	0.19	0.66	0.48

BNC BANCORP

Consolidated Notes to Financial Statements

NOTE E—NET INCOME PER SHARE

Basic and diluted net income per share have been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Weighted average number of common shares used in computing basic net income per share	3,524,639	3,551,424	3,544,447	3,339,817
Effect of dilutive stock options	229,247	136,785	196,050	142,467

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,753,886	3,688,209	3,740,497	3,482,284

On August 13, 2003, the Company announced that the Board of Directors had approved a 10% stock dividend, which was distributed September 15, 2003 to shareholders of record on September 1, 2003. All references to net income per share and weighted average shares outstanding have been adjusted to reflect this stock dividend.

NOTE F—TRUST PREFERRED SECURITIES

On April 3, 2003, $5.0 million of trust preferred securities were placed through BNC Bancorp Capital Trust I (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 3.25%. The dividends paid to holders of the trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on April 15, 2008 or afterwards in whole or in part, on any January 15, April 15, July 15 or October 15. Redemption is mandatory at April 15, 2033. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

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

Financial Condition at September 30, 2003 and December 31, 2002

During the nine-month period ending September 30, 2003, our total assets increased by $30.4 million to $337.0 million from $306.6 million at December 31, 2002. At September 30, 2003, loans totaled $271.7 million, an increase of $38.6 million, or 16.54%, during the nine months, with no significant changes in the concentrations of loans by type. Interest-earning deposits decreased by $11.0 million to $522,000, providing funding for the loan growth. Loans held for sale decreased by $5.6 million, from $9.4 million at December 31, 2002 to $3.8 million at September 30, 2003. Our investment in life insurance increased $3.3 million to $8.9 million. This insurance provides the Company favorable tax-equivalent returns as a means for offsetting a portion of the costs of employee benefit plans.

Our total liquid assets, which includes cash and due from banks, interest-earning deposits at FHLB and investment securities, decreased by $8.0 million during the nine months, to $38.0 million or 11.28% of total assets at September 30, 2003 versus $46.0 million, or 14.99% of total assets, at December 31, 2002.

Customer deposits continue to be our primary funding source. At September 30, 2003, deposits totaled $273.8 million, an increase of $14.2 million, or 5.48%, from year-end 2002. We have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased by $8.0 million to $24.0 million at September 30, 2003. In addition to the borrowings from the FHLB, we also issued trust-preferred securities during the second quarter of 2003 in the amount of $5.0 million.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At September 30, 2003, our shareholders’ equity totaled $26.5 million, an increase of $1.4 million from the December 31, 2002 balance. The increase in shareholders’ equity resulted from net income during the period of $2.5 million, proceeds from the exercise of stock options in the amount of $46,000 and unrealized gains on securities available for sale in the amount of $233,000. Offsetting these increases were decreases in shareholder’s equity resulting from dividends paid to our shareholders of $388,000 and the repurchase of 67,280 shares of our common stock at a cost of $988,000. At September 30, 2003, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended September 30, 2003 and 2002

Net Income. Our net income for the three months ended September 30, 2003 was $913,000, an increase of $201,000 from net income of $712,000 for the same three-month period in 2002. Net income per share was $.24 diluted for the three months ended September 30, 2003, up from $.19 diluted for the same period in 2002. We have experienced strong growth, with total assets averaging $341.0 million during the current three-month period as compared to $258.9 million in the prior year period, an increase of $82.1 million, or 31.70%. Increases in net interest income and non-interest income for the quarter ended September 30, 2003 of $299,000 and $339,000, respectively, combined with a $45,000 decrease in the provision for loan losses, exceeded increases of $378,000 in non-interest expenses and $104,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $299,000, or 10.85%, to $3.1 million for the three months ended September 30, 2003. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $51.3 million, or 20.59%, during the third quarter of 2003 as compared with the same period in 2002. Our average yield on total interest-earning assets decreased by 91 basis points from 7.04% to 6.13%. Our average total interest-bearing liabilities increased by $66.5 million, or 31.85%, slightly greater than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased consistently with our yield on assets, dropping 94 basis points from 3.02% to 2.08%. For the three months ended September 30, 2003, our net interest spread was 4.04% and our net interest margin was 4.22%. For the three months ended September 30, 2002, our net interest rate spread was 4.02%, and our net interest margin was 4.51%.

Provision for Loan Losses. Our provision for loan losses for the three-months ended September 30, 2003 was $140,000, representing a decrease of $45,000 from the $185,000 provision we made for the three months ended September 30, 2002. Our net loan charge-offs were $82,000 during the three months ended September 30, 2003, as compared with $38,000 of net loan charge-offs in the same period of 2002. At September 30, 2003, we had non-accrual loans in the aggregate amount of $1.2 million, a decrease from the $1.7 million reported on December 31, 2002. This reduction was due to a single business relationship where the underlying business was sold with the new owners strengthening the credit quality of the relationship. At September 30, 2003, the allowance for loan losses increased to $4.6 million, or 1.80% of total loans, as compared to $4.3 million, or 1.85% of total loans, at December 31, 2002. We believe that the allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the three months ended September 30, 2003, non-interest income increased $339,000, or 55.48%, to $950,000 from $611,000 for the same period the prior year. Increases for the three months ended September 30, 2003 include increases of $224,000 in mortgage operations income as a result of increased originations during a favorable interest rate environment and increases of $102,000 in service charges and fees on deposit accounts as a result of deposit growth.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended September 30, 2003, total non-interest expenses increased $378,000, principally as a result growth achieved from period to period. Salary and employee benefit expenses increased $245,000, reflecting the addition of personnel to support growth as well as normal compensation increases. In addition, insurance, professional and other services increased $63,000 from the same period in 2002 due to growth. Other operating expenses increased $101,000 due to the Company’s growth.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 29.77% and 28.44%, respectively, for the three months ended September 30, 2003 and 2002. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of tax-exempt interest income and nontaxable income from investments in Company owned life insurance.

Results of Operations for the

Nine Months Ended September 30, 2003 and 2002

Net Income. Our net income for the nine months ended September 30, 2003 was $2.5 million, an increase of $658,000 from net income of $1.8 million for the same nine-month period in 2002. Net income per share was $.66 diluted for the nine months ended September 30, 2003, up from $.52 diluted for the same period in 2002. We have experienced strong growth, with total assets averaging $323.4 million during the current nine-month period as compared to $236.8 million in the prior year period, an increase of $86.6 million, or 36.59%. This growth is attributable to overall growth in assets and the June 17, 2002 merger of Independence Bank. Increases in net interest income and non-interest income for the nine-month period ended September 30, 2003 of $1.6 million and $1.1 million, respectively, combined with a $250,000 decrease in the provision for loan losses, exceeded increases of $1.9 million in non-interest expenses and $292,000 in the provision for income taxes.

Net Interest Income. Net interest income increased by $1.3 million, or 28.40%, to $5.7 million for the nine months ended September 30, 2003. Our total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields caused by the decline in interest rates that occurred from quarter to quarter. The rates earned on a portion of our loans adjust immediately when index rates such as our prime rate change.

Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in our interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average interest-earning assets increased $69.1 million, or 31.08%, during the first nine months of 2003 as compared with the same period in 2002. This increase is attributable to overall growth in earning assets and the merger of Independence Bank. Our average yield on total interest-earning assets decreased by 77 basis points from 7.03% to 6.26%. Our average total interest-bearing liabilities increased by $74.0 million, or 38.51%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased less than our yield on assets, dropping 72 basis points from 3.02% to 2.30%. For the nine months ended September 30, 2003, our net interest spread was 3.97% and our net interest margin was 4.17%. For the nine months ended September 30, 2002, our net interest rate spread was 4.00% and our net interest margin was 4.41%.

Provision for Loan Losses. Our provision for loan losses for the nine-months ended September 30, 2003 was $390,000, representing a decrease of $250,000 from the $640,000 provision we made for the nine months ended September 30, 2002. Our net loan charge-offs were $28,000 during the nine months ended September 30, 2003, as compared with $872,000 of net loan charge-offs in the same period of 2002. At September 30, 2003, we had non-accrual loans in the aggregate amount of $1.2 million, a decrease from the $1.7 million reported on December 31, 2002. This reduction was due to a single business relationship where the business was sold with the new owners refinancing the debt through the Bank. At September 30, 2003, the allowance for loan losses increased to $4.6 million, or 1.80% of total loans, as compared to $4.3, or 1.85% of total loans, at December 31, 2002. We believe that the allowance is adequate to absorb probable losses inherent in our loan portfolio.

Non-Interest Income. For the nine months September 30, 2003, non-interest income increased $1.1 million, or 64.07%, to $2.7 million from $1.6 million for the same period the prior year. Increases for the nine months ended September 30, 2003 include increases of $801,000 in mortgage operations income as a result of increased originations during a favorable interest rate environment and increases of $344,000 in service charges and fees on deposit accounts as a result of deposit growth and the addition of Independence Bank. Offsetting these increases was a decrease in investment brokerage fees in the amount of $54,000 and a reduction in gains on sales of investment securities available for sale from $95,000 during 2002 to $0 during 2003.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the nine-months ended September 30, 2003, total non-interest expenses increased $1.9 million, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $1.2 million, reflecting the addition of personnel to support growth as well as normal compensation increases. In addition, insurance, professional and other services increased $325,000 from the same period in 2002 primarily due to growth and, to a lesser extent, costs relating to newly implemented requirements as prescribed by the Sarbanes-Oxley Act. Other operating expenses had increased $234,000, primarily due to the Company’s growth.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 31.19% and 31.36%, respectively, for the nine months ended September 30, 2003 and 2002. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result of tax-exempt interest income and nontaxable income from investments in Company owned life insurance.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash and due from banks, interest-bearing bank deposits and investment securities. These aggregated $38.0 million at September 30, 2003 compared to $46.0 million at December 31, 2002. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $49.6 million from the Federal Home Loan Bank of Atlanta, with $24.0 million outstanding at September 30, 2003 and $16.0 million at December 31, 2002. We have increased our borrowings with the Federal Home Loan Bank to take advantage of the lower interest rates being offered. All borrowings must be adequately collateralized. During the second quarter of 2003 we issued trust-preferred securities, which provided $5.0 million of additional funding. This debt obligation also supplements our regulatory capital. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2003, our Tier I risk-based capital ratio at September 30, 2003 was 9.58%. and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.

Item 3.—Controls and Procedures

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

The Company filed a report on Form 8-K on July 21, 2003 with the SEC reporting operating results for the three and six months ended June 30, 2003.

The Company filed a report on Form 8-K on August 1, 2003 with the SEC announcing that NASDAQ has approved the Company’s Small-Cap Market application and the Company will begin trading on the NASDAQ exchange on August 1, 2003.

The Company filed a report on Form 8-K on August 12, 2003 with the SEC reporting that the Board of Directors has approved a 10% stock dividend to be paid September 15, 2003, to all stockholders of record on September 1, 2003.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: November 13, 2003	By:	/s/ W. Swope Montgomery, Jr.

W. Swope Montgomery, Jr. President and Chief Executive Officer

Date: November 13, 2003	By:	/s/ David B. Spencer

David B. Spencer Chief Financial Officer