Form 10KSB
period 2003-12-31
BNC BANCORP
filed 2004-03-30
CIK 1210227

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20579

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 000-50128

BNC BANCORP

(Name of Small Business Issuer in Its Charter)

North Carolina	56-1663154
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

831 Julian Avenue Thomasville, North Carolina	27360
(Address of Principal Executive Offices)	(Zip Code)

(336) 476-9200

(Registrant’s telephone number, including area code)

Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act:	Common stock, no par value
Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year. $21.4 million.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $44.4 million common stock, no par value, based on the closing price of the common stock on March 18, 2004.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,492,035 shares of common stock, no par value, as of March 18, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders of BNC Bancorp, to be held on May 18, 2004 (the “Proxy Statement”), are incorporated by reference into Part III.

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Total interest income	$18,024	$15,929	$15,121	$14,023	$10,810
Total interest expense	6,074	5,918	7,356	6,977	5,231

Net interest income	11,950	10,011	7,765	7,046	5,579
Provision for loan losses	520	820	815	500	375

Net interest income after provision	11,430	9,191	6,950	6,546	5,204
Noninterest income	3,379	2,348	1,461	780	958
Noninterest expense	10,034	7,772	5,654	4,908	4,252

Income before income taxes	4,775	3,767	2,757	2,418	1,910
Provision for income taxes	1,368	1,157	842	802	659

Net income (loss)	$3,407	$2,610	$1,915	$1,616	$1,251

Per Share Data: (6)
Earnings per share - basic	$0.97	$0.78	$0.61	$0.52	$0.40
Earnings per share - diluted	0.91	0.75	0.58	0.48	0.38
Cash dividends paid/declared	0.25	—	—	—	—
Market price
High	17.74	11.14	11.36	11.82	11.64
Low	9.28	7.73	8.18	8.18	6.55
Close	16.50	10.91	9.14	9.46	11.64
Tangible book value	6.61	6.12	6.01	5.40	4.77

Weighted average shares outstanding:
Basic	3,530,331	3,358,535	3,162,127	3,129,510	3,127,927
Diluted	3,733,186	3,500,175	3,316,110	3,341,159	3,283,155
Year-end shares outstanding	3,492,035	3,552,368	3,200,313	3,136,297	3,128,373

Selected Year-End Balance Sheet Data:
Total assets	$372,281	$306,636	$210,353	$180,695	154,384
Loans	303,732	233,180	172,189	140,965	117,116
Allowance for loan losses	4,598	4,306	2,292	1,845	1,466
Goodwill	3,423	3,423	—	—	—
Deposits	296,742	259,546	170,455	147,894	121,489
Short-term borrowings	12,535	3,783	3,143	1,929	8,364
Long-term debt	29,000	16,000	16,000	13,000	9,000
Trust preferred securities	5,000	—	—	—	—
Shareholders’ equity	26,493	25,169	19,222	16,949	14,919

Selected Average Balances:
Total assets	$331,907	$255,988	$197,657	$166,957	$143,032
Loans, including loans held for sale	257,402	203,333	158,019	126,897	102,167
Total interest-earning assets	299,033	232,263	182,163	155,247	133,212
Deposits, interest-bearing	240,325	184,662	141,219	135,191	102,418
Total interest-bearing liabilities	274,007	206,172	159,316	131,724	112,170
Shareholders’ Equity	26,734	22,386	18,242	15,757	14,580

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
Selected Performance Ratios:
Return on average assets	1.03%	1.02%	0.97%	0.97%	0.87%
Return on average equity	12.74%	11.66%	10.50%	10.26%	8.58%
Net interest spread (1)	3.95%	4.10%	3.78%	3.83%	3.54%
Net interest margin (2)	4.14%	4.42%	4.35%	4.63%	4.28%
Noninterest income to total revenue (5)	22.04%	19.00%	15.84%	9.97%	14.66%
Noninterest income to average assets	1.02%	0.92%	0.74%	0.47%	0.67%
Noninterest expense to average assets	3.02%	3.04%	2.86%	2.94%	2.97%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.27%	0.73%	0.16%	0.12%	0.11%
Allowance for loan losses to period-end loans	1.51%	1.85%	1.33%	1.31%	1.25%
Allowance for loan losses to nonperforming loans	550.66%	253.29%	807.04%	1085.29%	1172.80%
Nonperforming assets to total assets (3)	0.27%	0.55%	0.14%	0.09%	0.08%
Net loan charge-offs to average loans	0.09%	0.49%	0.23%	0.10%	0.19%

Capital Ratios: (4)
Total risk-based capital	10.16%	9.85%	12.30%	13.44%	12.75%
Tier 1 risk-based capital	8.91%	8.60%	11.05%	12.12%	11.61%
Leverage ratio	7.94%	7.33%	9.70%	10.15%	10.43%
Equity to assets ratio	7.12%	8.21%	9.14%	9.38%	9.66%
Tangible equity to assets ratio	6.22%	7.13%	9.14%	9.38%	9.66%
Dividend payout	25.80%	—	—	—	—

Other Data:
Number of full service banking offices	6	6	4	4	4
Number of limited service lending offices	3	—	—	—	—
Number of full time equivalent employees	106	94	63	51	47

(1)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.
(3)	Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.
(4)	Capital ratios are for the bank.
(5)	Total revenue consists of net interest income and non-interest income.
(6)	All per share data has been restated to reflect the dilutive effect of a stock split effected in the form of a 10% stock dividend in 2003 and 25% stock dividends in both 2000 and 1999.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

BNC Bancorp (the “Company”) was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina (the “Bank”). The Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the bank holding company laws of North Carolina. The Company’s and the Bank’s main office is located at 831 Julian Avenue, Thomasville, North Carolina 27360. The Company’s only business at this time is owning the Bank and its primary source of income is any dividends that are declared and paid by the Bank on its capital stock.

The Bank is a full service commercial bank that was incorporated under the laws of the State of North Carolina on November 15, 1991, and opened for business on December 3, 1991. In June 2002, the Bank acquired Independence Bank located in Kernersville, N.C. The Bank concentrates its marketing and banking efforts to serve the citizens and business interests of the cities and communities located in Davidson, Randolph, Rowan, Forsyth and Guilford Counties. The Bank conducts its business in Davidson County from its corporate headquarters located in Thomasville, North Carolina, an additional branch in Thomasville, and a branch in Lexington, North Carolina. In Randolph County, the Bank has one location in the Archdale-Trinity community; in Forsyth County, the Bank has one location in Kernersville and a mortgage loan office in Winston Salem, North Carolina; and in Guilford County, the Bank has one location in Oak Ridge and a commercial loan office in High Point, North Carolina; and in Rowan County, the Bank has a loan production office in Salisbury, North Carolina. The Kernersville and Oak Ridge branches were acquired through a merger with Independence Bank.

The Bank operates under the rules and regulations of and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks, North Carolina Department of Commerce (the “Commissioner”). The Bank is also subject to certain regulations of the Federal Reserve governing the reserves to be maintained against deposits and other matters.

The Bank provides a wide range of banking services tailored to the particular banking needs of the communities it serves. It is principally engaged in the business of attracting deposits from the general public and using such deposits, together with other funding from the Bank’s lines of credit, to primarily make consumer and commercial loans. The Bank has pursued a strategy that emphasizes its local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, the Bank makes business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; commercial real estate loans; and other loans. The Bank also offers a wide range of banking services, including checking and savings accounts, commercial, installment and personal loans, safe deposit boxes, and other associated services.

Deposits are the primary source of the Bank’s funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, noninterest-bearing accounts, and fixed interest rate certificates with varying maturities.

Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors. The Bank’s savings deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.

The Bank’s primary sources of revenue are interest and fee income from its lending activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from its investment portfolio. During the period 2001 to 2003, with interest rates declining on investment securities and other short-term liquid investments, the Bank chose to limit the investment in these short-term investments and focus the majority of the new investment dollars into higher yielding loans and longer term municipal securities. The interest on US Agency securities declined in 2003, while the interest on municipal securities increased by 100%. The major expenses of the Bank are interest paid on deposits and general administrative expenses such as salaries, employee benefits, advertising and office occupancy.

The Bank has experienced steady growth over its twelve-year existence. The Bank’s assets totaled $372 million and $306 million as of December 31, 2003 and 2002, respectively. Net Income for the fiscal year ended December 31, 2003 was $3.4 million, or $0.91 per diluted share, compared with $2.6 million, or $0.75 per diluted share, for the fiscal year ended December 31, 2002.

Because the Bank is the sole banking subsidiary of the Company, the Company’s operations are located at the Bank level. Throughout this Annual Report, results of operations will relate to the Bank’s operations, unless a specific reference is made to the Company and its operating results other than through the Bank’s business and activities.

Competition and Market Area

Commercial banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank is locally owned and managed and its personnel have strong community ties. Management believes this strong community identity and involvement plus the Bank’s commitment to offer personalized services and attention to its customers help the Bank compete with the other financial institutions in its market area.

As of December 31, 2003, there were 34 branch offices of ten commercial banks located in Thomasville and Lexington (Davidson County); and nine offices of seven commercial banks located in the town of Archdale (Randolph County); 13 offices of 13 commercial banks located in the town of Kernersville (Forsyth County); and two offices of two commercial banks in the town of Oak Ridge (Guilford County). The Bank faces additional competition for investors’ funds from short-term money market securities and other corporate and governmental securities.

Davidson, Randolph, Guilford, and Forsyth Counties are located in the diverse, growing regional of the Piedmont Triad. Lexington, Archdale and Thomasville’s traditional economic base includes furniture and textile manufacturing. Large area employers include Thomasville Furniture Industries, Lexington Furniture Industries, Thomas Built Buses, and Dar/Ran Furniture. Oak Ridge is primarily rural with the economic base consisting of farming and small business. Kernersville’s economic base consists primarily of small businesses. Large employers in Kernersville include Roadway Express, Barco Pruden, Sara Lee Sock Co., Deere Hitachi and Hooker Furniture.

Rowan County is located in the growing Piedmont region of North Carolina between the Charlotte metro market and Winston-Salem, High Point and Thomasville markets. Rowan County offers a premier location for warehouses, manufacturing and distribution facilities because the largest consolidated rail system in the country is centered in the region. Rowan County is home to over 45 freight companies.

Subsidiaries

The Company has one subsidiary other than the Bank. The Company is the sole owner of BNC Bancorp Capital Trust I, a subsidiary Trust established to issue Trust Preferred Securities.

Employees

At December 31, 2003, the Bank had 106 full-time and five part-time employees.

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

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

As a result of the Company’s ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and the allowance for loan losses, subject to certain restrictions. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2003.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing common stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company’s receipt of dividends from the Bank.

North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 31 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2003, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination which was conducted during June 2000.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) or the acquiror will be the largest shareholder after the acquisition.

Federal Securities Law. The Company has registered its common stock with the Securities and Exchange Commission (the “SEC”) pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

Loans to One Borrower. The Bank is subject to the Commissioner’s loans to one borrower limits which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act likely will have a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of this new legislation on public companies, including us, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

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

Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

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

Lexington Office: 115 East Center Street, Lexington, NC 27292.

North Thomasville Office relocation: 1323 National Highway, Thomasville, NC 27360.

Kernersville Office: 211 Broad Street, Kernersville, NC 27284.

Oak Ridge Office: 8000 Linville Road, Oak Ridge, NC 27310

High Point Office Site: 1000 North Lindsay Street, High Point, NC 27262.

The total net book value of the Bank’s furniture, fixtures and equipment on December 31, 2003 was $9.8 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as “real estate owned” until it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2003, the Bank had $177,000 of assets classified as real estate owned.

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5 MARKET FOR THE BANK’S COMMON STOCK AND RELATED STOCK HOLDER MATTERS

The Company’s common stock is listed in the NASDAQ Small-Cap market under the symbol “BNCN”. Trident/McDonald Co., Ryan Beck & Co., Scott and Stringfellow, Inc., and Sandler O’Neill are the market makers in the Company’s stock. The following firms are not market makers; however, they do attempt to match-up buyers and sellers through their local offices: Wachovia Securities, and Morgan Keegan.

The table below presents the over-the-counter market quotations for the Company’s and the Bank’s common stock for the years ended December 31, 2003 and 2002. For the periods prior to the Reorganization, the quotes relate to the Bank’s common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarterly period	High	Low
Year ended December 31, 2003
Fourth Quarter	$17.74	$14.85
Third Quarter	$17.74	$12.41
Second Quarter	$12.64	$10.36
First Quarter	$10.91	$9.64

Year ended December 31, 2002
Fourth Quarter	$11.14	$10.00
Third Quarter	$11.14	$8.78
Second Quarter	$9.55	$7.73
First Quarter	$9.77	$8.18

As of December 31, 2003, the Company had approximately 1,206 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

See “ITEM 1. DESCRIPTION OF BUSINESS — Supervision and Regulation” above for regulatory restrictions which limit the ability of the Bank to pay dividends. The Company paid a cash dividend of $0.11 per share of common stock on a split adjusted basis on February 28, 2003. The Company paid a 10% stock dividend on September 15, 2003 to all holders of common stock on September 1, 2003. In addition, on December 17, 2003, the Company announced a cash dividend of $0.14 per share of common stock that was paid on February 26, 2004.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s discussion and analysis is intended to assist readers in understanding and evaluating of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company’s only asset is the Bank, the discussion that follows focuses on the Bank’s business and operations.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and the Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the SEC. The Company undertakes no obligation to update any forward-looking statements.

The Company is a one-bank holding company incorporated under the laws of North Carolina to serve as the holding company for the Bank. The Company acquired all of the outstanding capital stock of the Bank on December 16, 2002. The Bank is a full service commercial bank that was incorporated under the laws of the State of North Carolina on November 15, 1991, and opened for business on December 3, 1991. The Bank concentrates its marketing and banking efforts to serve the citizens and business interests of the cities and communities located in Davidson, Randolph, Guilford, and Forsyth Counties. See “PART I, ITEM 1 — DESCRIPTION OF BUSINESS” for an overview of the business operations of the Company and the Bank.

EXECUTIVE SUMMARY

Growth, Expansion, and Funding Trends. The most significant events affecting the Bank’s growth in 2003 were the opening of the loan production offices in High Point and Salisbury, North Carolina during the year. These two denovo loan offices combined to have commercial loans outstanding of $45.9 million as of the end of 2003, comprising 65.1% of the companywide increase in loans of $70.6 million. The companywide increase in loans was composed principally of increases of $37.9 million and $35.4 million, respectively, in real estate loans and commercial and industrial loans - two areas of lending targeted by the Bank.

The Company’s strategic focus is to expand our ability to generate high quality assets, particularly the commercial and consumer loan areas. As we evaluate potential markets for future expansion, including areas within our existing markets, we utilize two criteria as our benchmark prior to entry.

1.	We must be able to identify and hire a seasoned lender of high character to lead our efforts in this new market. This lender or lenders must have strong technical commercial lending skills, a track record of success, and a current loan portfolio mix similar to what has contributed to the Bank’s success in the past.

2.	The market must be ranked within the top third in the State of North Carolina in terms of economic growth as determined by an index of seven key indicators, and the potential for the Bank to produce loans outstanding in the $30 million to $50 million range within three years.

In both the High Point and Salisbury expansion efforts in 2003 the Bank utilized loan production offices until certain loan targets were attained before purchasing property for a full-service office. We are confident that this model will be very successful for our shareholders, however, we do not rule out other form of entry into desirable markets.

Funding to support higher total assets at year-end was provided by an increase of $37.2 million in deposit accounts, including $33.0 million in large denomination certificates of deposit (“CD”) obtained through the wholesale markets. These certificates had maturities ranging from six months to five years at rates at or below those being quoted in the local markets. Time deposits were unchanged, despite the $33.0 million in wholesale CD’s raised during the year due to time deposits within our local markets experiencing net decline of $33.0 million. Noninterest-bearing demand accounts were relatively flat during the year, declining by 2.8%, while interest-bearing demand accounts increased by $39.0 million, or 37.4%. The increase in interest-bearing demand accounts resulted principally from the Bank’s premium money market account that offered rates exceeding short-term CD rates. This product was marketed on an individual basis to those customers and prospective customers that had sufficient balances to meet the minimum balance requirements. This product, in addition to being very successful in raising new balances and solidifying the relationships of many of the Bank’s existing customers, provided a funding source with repricing characteristics more closely matched to the Bank’s variable rate loan portfolio. With the future direction of interest rates uncertain and the Bank’s net interest margin set to decline if rates declined further, this product served two purposes.

Total shareholders’ equity increased by $1.3 million, or 5.3%, during 2003. The company reported net income of $3.4 million, paid out $388,000 in cash dividends, accrued $489,000 for cash dividends declared in December 2003 which were paid in February 2004, and repurchased stock amounting to $1.2 million as part of the stock repurchase plan approved by the Board of Directors. The Company repurchased 78,780 shares on the open market, at prices and block sizes in accordance with the provisions of the stock repurchase plan and relevant securities laws. All capital ratios continue to place the Bank in excess of the minimum required to be deemed an adequately-capitalized bank by regulatory measures. The Company issued $5.0 million in trust preferred securities during the second quarter of 2003. The Company issued an additional $6.0 million in trust preferred securities during the first quarter of 2004. This new issuance of trust preferred securities is expected to maintain the Bank as “well-capitalized” throughout 2004.

The Bank has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities available for sale, ended the year in the aggregate at $43 million, or 12% of total assets. The Bank, as a member of the FHLB, has an investment of $1.8 million in FHLB stock. The Bank’s investment in premises and equipment increased by $2.0 million as a result of growth and expansion and the cost of the land for our full service office in High Point. As part of the acquisition of Independence Bank, the Company recorded goodwill of $3.4 million which is not amortizable. The $154,000 in core deposit intangible associated with that transaction has a carrying balance of $105,000 at December 31, 2003. The core deposit intangible asset is being amortized into expense over ten years.

Net Interest Margin Trends. With rates at historically low levels, the Bank made a conscious decision to limit the growth of our fixed rate loan portfolio. While these fixed rate credits provide short term spread, they could have a detrimental impact if the Federal Reserve were to increase short-term rates at the same pace and magnitude as they dropped rates during the previous cycle. In 2003, the Bank reported net loan growth of over $70 million. Of this net total, approximately $63 million was in variable loans. As would be expected, in this historically low interest rate environment, the market rate for variable rate loans is markedly less than the rates being charged on fixed rates loans. This has resulted in the Bank’s yield on earning assets declining as the mix of the portfolio shifts more towards the lower yielding variable rate product.

The funding for this loan growth has come from two areas, the premium money market account and wholesale funding sources. With the premium money market having immediate repricing capabilities, this product was an ideal asset liability funding tool for our loan portfolio weighted heavily towards variable rates. We pay a higher rate than our competition on this product as a way of enticing our customers to invest their short-term liquidity in a variable money market product. This higher rate, while protecting the Bank from an asset-liability position, has worked to diminish the Bank’s overall net interest margin.

On the wholesale funding side, management and the Board of Directors decided to lock in intermediate term funding costs at historically low interest rates by raising funds through the wholesale markets in terms ranging from two to five years. These longer term time deposits and term borrowings from the FHLB served two purposes. One, they offset the interest rate risk associated with the fixed rate loans the Bank had originated at historically low interest rates; and two, they lengthened the average maturity of our term funding sources at what is believed to be the bottom of the yield cycle. It is management and the Board’s belief that this action is in the Company’s best interest both from a prudence and strategic perspective. This longer term wholesale funding carries higher rates than that of very short term funding. This strategy has also contributed to a reduction in the Bank’s net interest margin in the short-term.

During 2002 and especially 2003, with rates at historically low levels, the mortgage refinance volume hit record highs. As a mortgage originator, this record volume led to record mortgage origination fee income for the Bank. The mortgage origination business serves as an important hedge to the Bank’s variable rate loan portfolio. When interest rates fall, margins decline as the variable rate assets reprice downward. At the same time, as rates fall, mortgage refinance activity speeds up, creating an increase in fee income. The converse happens when interest rates rise.

Within the practice of asset liability management there is a phenomenon called basis risk. Basis risk occurs when one set of rates move more than usual relative to other rates. This risk is currently impacting both Bank of North Carolina and the entire banking industry. Over the past six months, the mortgage market has seen rates increase by more than 75 basis points. This rise in rates has stalled the refinance activity. Over this same timeframe, short-term treasury rates have risen, which are the key drivers for time deposit rates. Both of these factors have contributed to lower earnings for the Bank and the industry. Despite rates moving upward in the deposit and mortgage markets, the prime rate, as dictated by the Federal Reserve, has remained stable. With the majority of the Bank’s variable rate loans tied to the prime rate, this variable rate portfolio has not experienced a corresponding increase in yield.

As management and the Board looks to 2004, it is uncertain how long the Federal Reserve will keep short-term rates at current levels. If the prime rate does not increase until the latter part of the year or into 2005, the Company could experience a negative impact on earning for 2004. We continue to use our best judgments on how best to manage the asset liability risks inherent in the management of our balance sheet.

Management and the Board remain convinced that the asset liability strategy discussed previously will benefit the Company over the next three to five year period and is consistent with proven results of the past.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

Selected Consolidated Financial and Other Data is presented in Table 1 included herein. The information is derived in part from the audited consolidated financial statements and notes thereto of the Company. This information presented below does not purport to be complete and should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report on Form 10-KSB.

FINANCIAL CONDITION

DECEMBER 31, 2003 AND 2002

The most significant event affecting the Bank’s growth in 2003 was the loan production offices opened in High Point and Salisbury, North Carolina during the year. These two denovo loan offices combined to have commercial loans outstanding of $45.9 million as of the end of 2003. Total loans companywide increased by $70.6 million. The total increase in loans was composed principally of increases of $37.9 million and $35.4 million, respectively, in real estate loans and commercial and industrial loans - two areas of lending which the Bank targets. The Bank has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities available for sale, ended the year in the aggregate at $43 million, or 12% of total assets. The Bank, as a member of the FHLB, has an investment of $1.8 million in FHLB stock. The Bank’s investment in premises and equipment increased by $2.0 million as a result of growth and expansion and the cost of the land for our full service office in High Point. As part of the acquisition of Independence Bank in 2002, the Company recorded goodwill of $3.4 million which is not amortizable. The $154,000 in core deposit intangible associated with that transaction has a carrying balance of $105,000 at December 31, 2003. The core deposit intangible asset is being amortized into expense over ten years.

Funding to support higher total assets held at year-end was provided by an increase of $37.2 million in deposit accounts, and an increase of $26.8 million in borrowings. The increase in deposit accounts consisted primarily of an increase of $39.0 million, or 37.4%, in interest-bearing demand accounts. Non-interest-bearing demand accounts were relatively flat during the year, declining by 2.8%. Large denomination certificates of deposit increased by $30.2 million in 2003, and at year-end included $33.0 million in large denomination certificates of deposit obtained through the wholesale markets. These certificates had maturities ranging from six months to five years at rates at or below those being quoted in the local markets. Total time deposits were essentially unchanged, despite the $30 million in wholesale CD’s raised during the year. Smaller denomination time deposits, which come primarily from within our local markets, declined by $30.5 million to offset the increase in large denomination time deposits. The increase in interest-bearing demand accounts resulted principally from the premium money market account with offered rates that exceeded short-term CD rates. This product was marketed on an individual basis to those customers and prospective customers that had sufficient balances to meet the minimum balance requirements. This product, in addition to being very successful in raising new balances and solidifying the relationships of many of the Bank’s existing customers, provided a funding source whose repricing characteristics more closely matched that of the Bank’s variable rate loan portfolio. With the future direction of rates uncertain, and the Bank exposed to a further decline in rates, this product served two purposes.

As previously mentioned, the Bank used the wholesale CD market, generating an increase of $30.2 million in longer term CD’s when the local markets were requiring much higher rates on similar terms.

Increases in borrowings consisted of increases in short-term borrowings, long-term debt and trust preferred securities of $8.8 million, $13.0 million and $5.0 million, respectively.

Total shareholders’ equity increased by approximately $1.3 million, or 5.3%, during 2003. The Company reported net income of $3.4 million, paid out $388,000 in cash dividends, accrued $489,000 for cash dividends declared in December 2003 which were paid in February 2004, and repurchased stock amounting to $1.2 million as part of the stock repurchase plan approved by the Board of Directors. The Company repurchased 78,780 shares on the open market, at prices and block sizes in accordance with the provisions of the stock repurchase plan and relevant securities laws. All capital ratios continue to place the Bank in excess of the minimum required to be deemed an adequately-capitalized bank by regulatory measures. The Company issued $5.0 million in trust preferred securities during the second quarter of 2003. The Company anticipates issuing up to $8.0 million in additional trust preferred securities during the first half of 2004 which is expected to maintain the Bank as “well-capitalized” when completed. Management cannot be certain at this point that the proposed issuance of trust preferred securities will occur.

NET INTEREST INCOME

Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2003, 2002 and 2001, average interest-earning assets were $299.0 million, $232.3 million, and $182.2 million, respectively. During these same years, the Bank’s tax effected net yields on average interest-earning assets were 4.14%, 4.42%, and 4.35%, respectively. The decline in the net interest margin from 2002 to 2003 was due primarily to two factors:

A greater percentage of its new loans in 2003 were variable based, which carries a lower rate than comparable loans with a fixed rate of interest. The disadvantage associated with the lower rates on variable rate loans are weighted against the positives associated with the ability of these variable rate loans to reprice upward in the event market rates increase. In order to provide future pricing mobility of these loans, considering the historically low interest rate environment in which the Bank operated during 2003, the majority of loans originated in 2003 carried variable rate pricing.

The Bank experienced a flat year in terms of growth in the non-interest bearing demand account balances. This area provides the Bank with interest free money to supplement and offset the costs associated with fully funding loans through time deposits. With no growth in the non-interest bearing sector, the Bank was very dependent on growth from the premium money market and wholesale funding sectors. With rates at historically low levels, the Bank utilized the wholesale funding markets to raise $21 million in wholesale time deposits with terms of 18 to 60 months, and $15 million in FHLB advances with terms of 24 to 60 months. These longer term funds reduced the Bank’s net interest margin in the short-term. If rates rise in the future, these longer term funds could serve to enhance the Bank’s net interest margin during future periods.

Table 2 following this discussion, “Average Balances and Net Interest Income,” presents an analysis of the Bank’s net interest income for 2003 and 2002.

See Table 3 following this discussion, “Volume and Rate Variance Analysis”.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

Overview. The Company reported net income of $3.4 million or $0.91 per diluted share for the year ended December 31, 2003, as compared with net income of $2.6 million or $0.75 per diluted share for 2002, an improvement of $797,000 or $0.16 per diluted share. Net interest income increased by $1.9 million, or 19.4%, in 2003, while non-interest income increased by $1.0 million, or 43.9%. These increases in income exceeded the $2.3 million increase in non-interest expenses, which totaled $10.0 million in 2003 as compared with $7.8 million in 2002.

Net Interest Income. As described above in “NET INTEREST INCOME”, the primary component of earnings for the Bank is net interest income. Net interest income increased to $11.6 million for the year ended December 31, 2003, a $1.9 million or 19.4% increase from the $10.0 million earned in 2002. Total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields cause by declining interest rates throughout the year. The rates earned on a significant portion of the Bank’s loans adjust immediately when index rates such as the prime rate change. Conversely, most interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $66.8 million, or 28.8%, during 2003 as compared to 2002, while the average yield dropped by 80 basis points from 6.97% to 6.17%. Average total interest-bearing liabilities increased by $67.8 million, or 32.9%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 65 basis points from 2.87% to 2.22%. With both yield on earning assets and cost of interest-bearing liabilities dropping dramatically, the Bank’s net interest margin also declined by 28 basis points. For the year ended December 31, 2003 the net interest margin was 4.14%, while for the year ended December 31, 2002, the net interest margin was a slightly higher 4.42%.

Provision for Loan Losses. The Bank recorded a $520,000 provision for loan losses in 2003, representing a decrease of $300,000 from the $820,000 provision made in 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2003 and 2002 the provision for loan losses was made principally in response to growth in loans, as loan growth, exclusive of the Independence Bank merger and loans held for sale, totaled $70.6 million in 2003 and $27.0 million in 2002. The Independence loan portfolio acquired in 2002 had experienced heavy charge-offs prior to our acquisition. The allowance was increased in 2002 based on this historical trend; and the results of our due diligence undertaken for the merger. With close attention and evaluation, many of the relationships that had been of concern were paid off or restructured to better protect the Bank from default. As a result of these measures, management was able to reduce the allowance for loan losses from 1.85% at the beginning of 2003 to 1.51% at the end of the year. At December 31, 2003, the allowance for loan losses was $4.6 million, an increase of $292,000, or 6.8% from the $4.3 million at the end of 2002. The allowance represents 1.51% and 1.85%, respectively, of loans outstanding at the end of 2003 and 2002. At December 31, 2003 and 2002, the Bank had $835,000 and $1.7 million in nonaccrual loans, respectively. The nonaccrual balance at December 31, 2003 has been written down to a balance that management believes is collectible under normal market conditions. Net loan charge-offs for 2003 were $228,000, a decrease of $778,000 from net charge-offs of $1.0 million in 2002.

Non-Interest Income. Non-interest income increased to $3.4 for the year ended December 31, 2003 as compared with $2.3 million for the year ended December 31, 2002, an increase of $1.0 million, or 43.9%. Since inception, the Bank has actively pursued additional non-interest income sources outside of traditional banking operations, including income from our investment service operations and our mortgage origination department. The mortgage origination unit increased its fee income to $1.3 million in 2003, as compared to $673,000 in 2002. The historically low rates on conventional mortgage loans has caused mortgage origination income from refinancing activity to reach levels during 2003 that are not expected to be sustainable in the long run. Mortgage origination volumes are expected to normalize at lower levels in future years. The Bank opened an additional mortgage office in Mt. Airy, North Carolina during the first quarter of 2004. This office is staffed by a seasoned mortgage lender who we anticipate will provide a meaningful contribution to the mortgage department during 2004. This additional income should help to offset the loss expected due to the slowdown in refinance activity. In addition, the Bank has begun to offer sub-prime mortgage products during the first quarter of 2004 as a way of supplementing our product mix and expanding our revenue sources. These mortgages are underwritten and approved by a correspondent bank, and the Bank obtains a written commitment to sell these loans prior to relaying the commitment to the customer. While there is generally greater risk associated with sub-prime lending, since the Bank is not involved in underwriting decisions and closes these loans on a pre-sold basis, the risk to the Bank is minimized significantly. Service charges on deposits and other services in 2003 were $1.5 million, an increase of $373,000, or 34.0%, when compared to the $1.1 million in 2002. This increase was essentially growth related.

Table 4 following this discussion presents a comparative analysis of the components of non-interest income.

Non-Interest Expenses. Non-interest expenses totaled $10.0 million for the year ended December 31, 2003, an increase of $2.2 million over the $7.8 million reported for 2002. Substantially all of this increase resulted from the Bank’s growth and development during 2003 and 2002, including the opening of loan production offices in both Salisbury and High Point, the purchase of the two branches in the acquisition of Independence Bank in June of 2002, and the opening of a new mortgage origination office in Winston Salem during the third quarter of 2002. Personnel costs increased by $1.5 million, with the majority of this increase attributable to paying the salaries of the employees of the branches added by the Independence Bank merger for a full year versus six months in 2002; the salaries and commissions associated with the mortgage origination office in Winston Salem for a full year; the additional commissions paid to our existing mortgage and investment services staff on increased fee generation during 2003; and the personnel costs associated with the lenders and support staff at our two new loan production offices. In addition, with the Bank experiencing asset growth of 21.4% for the year, the necessary support staff also increased. Table 5 following this discussion presents a comparative analysis of the components of non-interest expenses.

Income Taxes. The provision for income taxes of $1.4 million in 2003 and $1.2 million in 2002 represent 28.7% and 30.7%, respectively, of income before income taxes. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax exempt income from municipal bonds and bank-owned life insurance.

LIQUIDITY

The Bank’s sources of funds are customer deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2003, the Bank had credit availability with the FHLB of approximately $55.8 million, with $36.9 million outstanding at December 31, 2003.

Total deposits were $296.7 million and $259.5 million at December 31, 2003 and 2002, respectively. As a result of the Company’s loan growth exceeding local deposit growth, the Bank utilized its wholesale funding sources, such as borrowings from the FHLB and the wholesale CD market. During 2003, the premium money market account helped stimulate local deposit growth. Interest bearing demand accounts increased $39.0 million during 2003. With local rates on time deposits increasing in anticipation of the Federal Reserve raising rates, rates on time deposits in the wholesale markets were much less costly. Due to the lower rates in the wholesale CD market, the Bank raised $33.0 million in out-of-market time deposits, while local time deposits decreased by a comparable amount. At December 31, 2003 and 2002, time deposits represented 38.2% and 43.8%, respectively, of the Company’s total deposits. Certificates of deposit of $100,000 or more represented 17.3% and 8.1%, respectively, of the Bank’s total deposits at December 31, 2003 and 2002. At December 31, 2003, the Company had no funds from public municipalities and $33.0 million in wholesale time deposits. Management believes that most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Bank will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, municipal securities and mortgage-backed securities.

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. Table 6 following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2003.

CAPITAL RESOURCES

At December 31, 2003 and 2002, the Company’s tangible shareholders’ equity totaled $23.0 million and $21.6 million, respectively. The Company’s tangible equity to asset ratio on those dates was 6.22% and 7.13%, respectively. These ratios are above regulatory minimums necessary to be classified as well-capitalized, and show continued effort in our plan to leverage tangible equity capital to better enhance our return on average tangible equity.

The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1 - DESCRIPTION OF BUSINESS” — Supervision and Regulation.” Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank.

All capital ratios place the Bank in excess of the minimum required to be deemed adequately capitalized by regulatory measures. During 2002, the Bank’s Total Capital to Risk Weighted Assets ratio fell below the 10% threshold to be considered a well-capitalized institution as a result of the high concentration of cash paid in the Independence transaction. The Company issued $5.0 million in trust preferred securities during the first half of 2003 to re-establish the Bank’s capital levels to well-capitalized. The Bank’s Tier I Leverage ratio as of December 31, 2003 and 2002 was 7.94% and 7.33%, respectively.

Note O to the accompanying consolidated financial statements presents an analysis of the Bank’s regulatory capital position as of December 31, 2003 and 2002. With the anticipated issuance of additional trust preferred securities after December 31, 2003, management expects that the Bank will remain “well-capitalized” for regulatory purposes throughout 2004, although there can be no assurance that the Bank will not fall into the “adequately-capitalized” classification.

ASSET/LIABILITY MANAGEMENT

The Bank’s results of operations depend substantially on its net interest income. Like most financial institutions, the Bank’s interest income and cost of funds are affected by general economic conditions and by competition in the market place. The purpose of asset/liability management is to provide stable net interest income growth by protecting the Bank’s earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Bank maintains, and has complied with, an asset/liability management policy approved by the Board of Directors of the Bank and the Company that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. This policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Bank has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, mortgage-backed securities and securities issued by local governmental municipalities. The securities portfolio contributes to the Bank’s, and thus the Company’s profits, and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits or as collateral for FHLB advances.

In reviewing the needs of the Bank with regard to proper management of its asset/liability program, the Bank’s management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes. A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayments on loan and loan-backed assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Based on the results of the income simulation model as of December 31, 2003, looking forward for 12 months, the Bank would expect an increase in net interest income of $1.0 million if interest rates increase from current rates by 300 basis points and a decrease in net interest income of $880,000 if interest rates decrease from current rates by 300 basis points. When factoring in other interest sensitive revenues and costs, such as the income derived from mortgage originations, the effect of a 300 basis point rise will produce a net increase in interest sensitive income of $350,000, while a decline in rates of 300 basis points will result in a reduction in interest sensitive income of $300,000.

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is another standard tool for the measurement of the exposure to interest rate risk. The management believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

Table 7 following this discussion, “Interest Rate Sensitivity Analysis” sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and place in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and have been placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

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

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Boards of Directors of the Bank and the Company. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. The Bank has focused its portfolio lending activities on higher yielding commercial loans.

Table 8 following this discussion provides an analysis of the Bank’s loan portfolio composition by type of loan as of the end of each of the last five years.

Table 9 following this discussion presents, at December 31, 2003, (i) the aggregate maturities or repricings of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature or reprice after one year.

Commercial Loans. Commercial business lending is the primary focus of the Bank’s lending activities. At December 31, 2003, the Bank’s commercial and industrial loan portfolio equaled $85.8 million or 28.2% of total loans, as compared with $50.4 million or 21.6% of total loans at December 31, 2002. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by real estate, which are categorized as real estate loans. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

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

Residential real estate loans amounted to $137 million and $118 million at December 31, 2003 and 2002, respectively. The Bank’s residential mortgage loans are generally secured by properties located within the Bank’s market area. Many of the residential mortgage loans that the Bank makes are originated for the account of third parties. Such loans are classified as loans held for sale in the financial statements. The Bank receives fees for each such loan originated, with such fees aggregating $1.3 million for the year ended December 31, 2003 and $673,000 for the year ended December 31, 2002. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties.

Commercial real estate loans totaled $63 million and $43 million at December 31, 2003 and 2002, respectively. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

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

Loans to Individuals. Loans to individuals include automobile loans, boat and recreational vehicle financing and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, because the collateral often consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

COMMITMENTS TO EXTEND CREDIT

In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company’s consolidated balance sheets. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Table 6 and Note P to the accompanying consolidated financial statements.

ASSET QUALITY

The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to its lending policy as approved by the Bank’s and the Company’s Boards of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is Credit Administration’s responsibility to change the borrower’s risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Bank’s market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Bank’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

NONPERFORMING ASSETS

Table 10 following this discussion sets forth, for the period indicated, information with respect to the Bank’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. The Bank accounts for loans on a nonaccrual basis when it has serious doubts about the collectibility of principal or interest. Generally, the Bank’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rates when management anticipates that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which management has serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the Bank’s allowance for loan losses. At December 31, 2003, the Bank had identified $835,000 in nonaccrual loans, down from $1.7 million at the end of 2002.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2003, there was $177,000 in assets classified as real estate owned. There were no assets classified as real estate owned at the end of 2002.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In addition, on a quarterly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from the Bank’s history of operations. In addition to the Bank’s history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2003 or 2002.

Management uses the risk grading program, as described under “Asset Quality,” to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed by Credit Administration, and tested by the Bank’s internal auditor. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more and still accruing, and nonaccrual loans. The Bank strives to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Bank’s market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Bank has no foreign loans and does not engage in significant lease financing or highly leveraged transactions.

Management follows a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some losses if the deficiencies are not corrected. A reserve of 15% is generally allocated to these loans. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, the Bank also categorizes loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent from 1999 through 2003. For the four fiscal years 1999 through 2002, the Bank’s loan loss experience has seen net loan charge-offs in each year of range from 0.10% to 0.49% of average loans outstanding. For 2003 net charge-offs were 0.09% of average loans outstanding. The Bank’s allowance for loan losses at December 31, 2003 of $4.6 million represents 1.51% of total loans outstanding, excluding loans held for sale. The decrease in this percentage from the 1.85% level at December 31, 2002 relates largely to the restructuring or collection of several loan relationships obtained in the purchase of Independence Bank that had been classified as substandard or doubtful.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. The Bank makes specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. In addition to the allocated portion of the allowance for loan losses, the Bank maintains an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an adjustment to the allowance for loan losses. No regulatory agency asked for a change in our allowance for loan losses during 2003 or 2002. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Bank’s and the Company’s financial condition and results of operations.

Bank of North Carolina’s primary markets, including the counties of Davidson, Guilford, Randolph, Forsyth and Rowan, have historically been very heavily concentrated in textile, furniture, and heavy manufacturing. With the competition from overseas, these industries have experienced significant plant closings and layoffs in our markets. To this point, the retraction in the manufacturing base has had a minimal impact on our loan quality. However, if this trend continues, it could negatively impact the Bank’s asset quality.

Table 11 following this discussion shows the allocation of the allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Table 12 following this discussion sets forth for the periods indicated information regarding changes in the Bank’s allowance for loan losses.

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, all of which are available for sale, consists primarily of U.S. government agency securities, mortgage-backed securities, and securities issued by local governmental municipalities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify all investment securities as available for sale. Table 13 following this discussion summarizes securities available for sale.

Table 14 following this discussion summarizes the amortized costs, fair values and weighted average yields of securities available-for-sale at December 31, 2003, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2003, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

SOURCES OF FUNDS

Deposit Activities. The Bank provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. During 2003, the Bank raised approximately $33.0 million in wholesale time deposits. This compares to $4.0 million issued in 2002. With rates at historically low levels, the Bank chose to extend the average term of our time deposit portfolio. In general, investors in the local markets are not interested in time deposits with terms of two years and longer. The wholesale markets provide a very efficient source of long term funding at rates well below those quoted at the local level.

Borrowings. Borrowings provide an additional source of funding for the Bank. The Bank may purchase federal funds through an unsecured federal funds guidance line of credit totaling $6.0 million at December 31, 2003. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and terms of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Bank had no outstanding balance on the line of credit as of December 31, 2003 and 2002.

As an additional source of borrowings the Bank utilizes securities sold under agreements to repurchase, with balances outstanding of $4.6 million and $3.8 million at December 31, 2003 and 2002, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

The Bank also uses advances from the FHLB of Atlanta under a line of credit equal to 15% of the Bank’s total assets ($55.8 million at December 31, 2003). Outstanding advances totaled $36.9 million and $16.0 million at December 31, 2003 and 2002, respectively. These advances are secured by a blanket floating lien on qualifying first mortgage loans. A more detailed analysis of the Bank’s FHLB advances is presented in Note F and Note G to the consolidated financial statements.

Table 15 following this discussion sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

Table 16 following this discussion sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2003.

Table 17 following this discussion sets forth for the periods indicated information regarding the Company’s borrowed funds.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note A to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Adoption of Financial Accounting Standards Board Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, will result in deconsolidation of the Company’s trust preferred subsidiaries. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts will be included in long-term debt (instead of the trust preferred securities) and the Company’s equity interest in the trust will be included in other assets. If these trusts were deconsolidated as of December 31, 2003, the effect on the Company’s consolidated financial statements would not be material.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain “well capitalized” under Federal Reserve Board guidelines.

CRITICAL ACCOUNTING POLICY

Allowance for Loan losses. The Company’s most significant critical accounting policy is the determination of our allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires our most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of future write-offs differ significantly from those assumptions we use in making our determination, the allowance for loan losses and provision for loan losses on our income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note C to the consolidated financial statements contained in this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any unconsolidated SPE transactions.

RISKS ASSOCIATED WITH THE BANK AND THE COMPANY

Concentration of Operations. The Bank’s operations are concentrated in the piedmont region of North Carolina. As a result of this geographic concentration, the Bank’s results may correlate to the economic conditions in these areas. Deterioration in economic conditions in any of these market areas, particularly in the industries on which these geographic areas depend, may adversely affect the quality of the Bank’s loan portfolio and the demand for its products and services, and accordingly, its results of operations.

Risks Associated with Loans. A significant source of risk for the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank’s loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.

Competition with Larger Financial Institutions. The banking and financial services business in the Bank’s market area continues to be a competitive field and is becoming more competitive as a result of:

Changes in regulations;

Changes in technology and product delivery systems; and

The accelerating pace of consolidation among financial services providers.

It may be difficult to compete effectively in the Bank’s market, and results of operations could be adversely affected by the nature or pace of change in competition. The Bank competes for loans, deposits and customers with various bank and nonbank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

Trading Volume. The Company’s common stock is now listed on the NASDAQ Small-Cap exchange. The Company’s stock was listed on this market during 2003, hoping that this listing would lead to a more active and liquid trading market. However, The Company cannot guarantee that a more active and liquid trading market for the Company’s common stock will develop in the future.

Technological Advances. The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Bank’s operations. Many of our competitors have substantially greater resources than the Company and the Bank to invest in technological improvements.

Government Regulations. Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s and the Bank’s operations. The Bank is subject to supervision and periodic examination by the FDIC and the Commissioner. The Company is subject to the supervision and regulation of the Federal Reserve and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit the Company’s and the Bank’s growth and the return to our shareholders by restricting certain of the Company’s and the Bank’s activities, such as:

•	The payment of dividends to the Company’s shareholders;

•	Possible mergers with or acquisitions of or by other institutions;

•	Investment policies;

•	Loans and interest rates on loans;

•	Interest rates paid on deposits;

•	Expansion of branch offices; and/or

•	The possibility to provide or expand securities or trust services.

The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect the Company’s and the Bank’s ability to operate profitably. The enactment of the Sarbanes-Oxley Act, and the related rules and regulations enacted by the SEC, has resulted in a significant increase in audit and legal fees.

BNC Bancorp

Table 2

Average Balances and Net Interest Income

($ in thousands)

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net (1)	$257,402	$16,597	6.45%	$203,333	$14,823	7.29%	$158,019	$13,890	8.79%
Investment securities, tax effected (2)	29,489	1,694	5.74%	20,030	1,162	5.80%	16,166	1,068	6.61%
Interest-earning balances	10,731	117	1.09%	7,859	131	1.67%	7,078	283	4.00%
FHLB stock	1,411	45	3.19%	1,041	70	6.72%	900	47	5.22%

Total interest-earning assets	299,033	18,453	6.17%	232,263	16,186	6.97%	182,163	15,288	8.39%

Other assets	32,874			23,725			15,494

Total assets	$331,907			$255,988			$197,657

Interest-bearing liabilities:
Deposits:
Demand deposits	122,886	2,051	1.67%	73,878	1,602	2.17%	32,551	808	2.48%
Savings deposits	10,382	26	0.25%	9,380	61	0.65%	7,677	78	1.02%
Time deposits	107,057	2,691	2.51%	101,404	3,321	3.28%	100,991	5,475	5.42%
Borrowings	33,682	1,306	3.88%	21,510	934	4.34%	18,097	995	5.50%

Total interest-bearing liabilities	274,007	6,074	2.22%	206,172	5,918	2.87%	159,316	7,356	4.62%

Non-interest-bearing deposits	29,067			25,021			19,197
Other liabilities	2,099			2,409			902
Shareholders’ equity	26,734			22,386			18,242

Total liabilities and stockholders’ equity	$331,907			$255,988			$197,657

Net interest income and interest rate spread (3)		$12,379	3.95%		$10,268	4.10%		$7,932	3.78%

Net interest margin (4)			4.14%			4.42%			4.35%

Ratio of average interest-earning assets to average interest-bearing liabilities	109.13%			112.65%			114.34%

(1)	Average loans include non-accruing loans and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.
The taxable equivalent adjustment was $429,000, $257,000, and $167,000 for the years 2003, 2002, and 2001, respectively.
(3)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.

BNC Bancorp

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2003 vs. 2002			Year Ended December 31, 2002 vs. 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, net	$3,714	$(1,940)	$1,774	$3,643	$(2,710)	$933
Investment securities, tax effected	546	(14)	532	240	(146)	94
Interest-earning balances	40	(54)	(14)	22	(174)	(152)
FHLB stock	18	(43)	(25)	8	15	23

Total interest income	4,318	(2,051)	2,267	3,914	(3,016)	898

Interest expense:
Deposits
Demand deposits	940	(491)	449	961	(167)	794
Savings deposits	5	(40)	(35)	14	(31)	(17)
Time deposits	164	(794)	(630)	18	(2,172)	(2,154)
Borrowings	500	(128)	372	168	(229)	(61)

Total interest expense	1,609	(1,453)	156	1,161	(2,599)	(1,438)

Net interest income increase (decrease)	$2,709	$(598)	$2,111	$2,752	$(416)	$2,336

BNC Bancorp

Table 4

Non-Interest Income

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Mortgage fee income	$1,334	$673	$388
Service charges	1,470	1,097	785
Investment brokerage fees	203	221	117
Increase in cash surrender value of life insurance	351	249	160

Core noninterest income	3,358	2,240	1,450

Securities gains (losses), net	—	95	—
Other noninterest income	21	13	11

Total non-interest income	$3,379	$2,348	$1,461

BNC Bancorp

Table 5

Non-Interest Expenses

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Salaries and employee benefits	$5,994	$4,533	$3,198
Occupancy expense	566	441	320
Furniture and equipment expense	526	546	501
Data processing and supply expense	655	576	430
Advertising	383	290	152
Insurance, professional and other services	952	668	564
Other	958	718	489

Total non-interest expenses	$10,034	$7,772	$5,654

BNC Bancorp

Table 6

Contractual Obligations and Commitments

(In thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$12,535	12,535	$—	$—	$—
Long-term debt	29,000	—	—	—	29,000
Trust preferred securities	5,000	—	—	—	5,000
Deposits	296,742	256,244	32,774	7,724	—

Total contractual cash obligations	$343,277	$268,779	$32,774	$7,724	$34,000

The following table reflects other commitments of the Company outstanding as of December 31, 2003.

	Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit and loan commitments	$50,172	$15,290	$11,011	$11,397	$12,474
Standby letters of credit	1,040	1,040	—	—	—
Sell loans held for sale	992	992	—	—	—

Total commitments	$52,204	$17,322	$11,011	$11,397	$12,474

BNC Bancorp

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2003
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans	$184,825	$14,721	$199,546	$104,186	$303,732
Loans held for sale	992	—	992	—	992
Securities available for sale	—	2,727	2,727	28,944	31,671
Other earning assets	4,571	—	4,571	—	4,571

Total interest-earning assets	$190,388	$17,448	$207,836	$133,130	$340,966

Interest-bearing liabilities
Interest-bearing demand deposits	$126,887	$—	$126,887	$16,524	$143,411
Time deposits	21,661	50,923	72,584	40,681	113,265
Borrowings	17,535	—	17,535	29,000	46,535

	$166,083	$50,923	$217,006	$86,205	$303,211

Interest sensitivity gap	$24,305	$(33,475)	$(9,170)	$46,925	$37,755
Cumulative interest sensitivity gap	24,305	(9,170)	(9,170)	37,755	37,755
Cumulative interest sensitivity gap as a percent of total interest-earning assets	7.13%	-2.69%	-2.69%	11.07%	11.07%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	114.63%	95.77%	95.77%	112.45%	112.45%

BNC Bancorp

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate loans	199,081	65.54%	161,143	69.11%	107,745	62.57%	92,368	65.53%	71,424	60.99%
Commercial and industrial loans	85,759	28.24%	50,360	21.60%	43,305	25.15%	28,937	20.53%	27,137	23.17%
Loans to individuals	18,892	6.22%	21,677	9.30%	21,139	12.29%	19,660	13.94%	18,555	15.85%

Total loans	$303,732	100.00%	$233,180	100.00%	$172,189	100.00%	$140,965	100.00%	$117,116	100.00%

These classifications are based upon Call Report Classification codes.

BNC Bancorp

Table 9

Loan Maturities

(In thousands)

	At December 31, 2003
	Due within one year	Due after one year but within five	Due after five years	Total
By loan type:
Real estate loans	$56,364	$112,603	$30,114	$199,081
Commercial and industrial loans	40,895	40,314	4,550	85,759
Loans to individuals	5,850	11,069	1,973	18,892

Total	$103,109	$163,986	$36,637	$303,732

By interest rate type:
Fixed rate loans	$22,589	$102,068	$12,214	$136,871
Variable rate loans	80,520	71,013	25,424	176,957

	$103,109	$173,081	$37,638	$313,828

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

BNC Bancorp

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2003	2002	2001	2000	1999
Nonaccrual loans	$835	$1,700	$284	$170	$125
Restructured loans	—	—	—	—	—

Total nonperforming loans	835	1,700	284	170	125
Other real estate owned	177	—	—	—	—

Total nonperforming assets	$1,012	$1,700	$284	$170	$125

Accruing loans past due 90 days or more	$360	$—	$—	$—	$—
Allowance for loan losses	4,598	4,306	2,292	1,845	1,466
Nonperforming loans to year end loans	0.27%	0.73%	0.16%	0.12%	0.11%
Allowance for loan losses to year end loans	1.51%	1.85%	1.33%	1.31%	1.25%
Nonperforming assets to loans and other real estate	0.33%	0.73%	0.16%	0.12%	0.11%
Nonperforming assets to total assets	0.27%	0.55%	0.14%	0.09%	0.08%
Allowance for loan losses to nonperforming loans	550.66%	253.29%	807.04%	1085.29%	1172.80%

BNC Bancorp

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2003		2002		2001		2000		1999
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans	$3,014	65.54%	$2,976	69.11%	$1,434	62.57%	$1,209	65.53%	$894	60.99%
Commercial and industrial loans	1,298	28.24%	930	21.60%	576	25.15%	379	20.53%	340	23.17%
Loans to individuals	286	6.22%	400	9.30%	282	12.29%	257	13.94%	232	15.85%

	$4,598	100.00%	$4,306	100.00%	$2,292	100.00%	$1,845	100.00%	$1,466	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

BNC Bancorp

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
Loans outstanding at the end of the year	$303,732	$233,180	$172,189	$140,965	$117,116

Average loans outstanding during the year	$257,402	$203,333	$158,019	$126,897	$102,167

Allowance for loan losses at beginning of year	$4,306	$2,292	$1,845	$1,466	$1,287
Provision for loan losses	520	820	815	500	375
Allowance acquired in merger of Independence Bank	—	2,200	—	—	—

	4,826	5,312	2,660	1,966	1,662

Loans charged off:
Real estate loans	(255)	(152)	(9)	(51)	(42)
Commercial and industrial loans	(8)	(875)	(351)	(45)	(102)
Loans to individuals	(182)	(74)	(45)	(43)	(68)

Total charge-offs	(445)	(1,101)	(405)	(139)	(212)

Recoveries of loans previously charged off:
Real estate loans	31	29	4	16	16
Commercial and industrial loans	177	66	26	—	—
Loans to individuals	9	—	7	2	—

Total recoveries	217	95	37	18	16

Net charge-offs	(228)	(1,006)	(368)	(121)	(196)

Allowance for loan losses at end of year	$4,598	$4,306	$2,292	$1,845	$1,466

Ratios:
Net charge-offs as a percent of average loans	0.09%	0.49%	0.23%	0.10%	0.19%
Allowance for loan losses as a percent of loans at end of year	1.51%	1.85%	1.33%	1.31%	1.25%

BNC Bancorp

Table 13

Securities Portfolio Composition

(In thousands)

	At December 31
	2003	2002	2001
Securities available for sale:
U. S. Government agencies	$4,389	$8,063	$5,629
Mortgage-backed securities	342	15,058	8,036
State and local governments	26,690	711	739
Other	250	250	250

Total securities available for sale	$31,671	$24,082	$14,654

BNC Bancorp

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield (1)
Securities available for sale:

U. S. Government agency obligations
Due within one year	$2,308	$2,319	3.85%
Due after one but within five years	2,011	2,070	3.54%

	4,319	4,389	3.70%

Mortgage-backed securities
Due after five but within ten years	$326	$342	6.32%

State municipals
Due within one year	$408	$408	4.74%
Due after one but within five years	7,219	7,429	4.18%
Due after five but within ten years	11,310	11,306	4.30%
Due after ten years	7,326	7,547	4.82%

Due after ten years	26,263	26,690	4.42%

Other
Due after ten years	$250	$250	3.25%

Total securities available for sale
Due within one year	2,716	2,727	3.98%
Due after one but within five years	9,230	9,499	4.04%
Due after five but within ten years	11,636	11,648	4.36%
Due after ten years	7,576	7,797	4.77%

	$31,158	$31,671	4.33%

BNC Bancorp

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2003		2002		2001
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Demand deposits	$122,886	1.67%	$73,878	2.17%	$32,551	2.48%
Savings deposits	10,382	0.25%	9,380	0.65%	7,677	1.02%
Time deposits	107,057	2.51%	101,404	3.28%	100,991	5.42%

Total interest-bearing deposits	240,325	1.98%	184,662	2.70%	141,219	4.50%
Non-interest-bearing deposits	29,067	—	25,021	—	19,197	—

Total deposits	$269,392	1.77%	$209,683	2.38%	$160,416	3.97%

BNC Bancorp

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2003
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Time Deposits of $100,000 or more	$8,811	$3,947	$6,670	$31,839	$51,267

BNC Bancorp

Table 17

Borrowings

($ in thousands)

The following table sets forth certain information regarding the Company’s borrowed funds for the dates indicated.

	For the Year Ended December 31,
	2003	2002	2001
Short-term borrowings:
Repurchase agreements and FHLB lines of credit
Balance outstanding at end of period	$12,535	$3,783	$3,143
Maximum amount outstanding at any month end during the period	20,621	7,541	4,358
Average balance outstanding	7,720	5,510	2,544
Weighted-average interest rate during the period	2.03%	1.67%	3.71%
Weighted-average interest rate at end of period	1.01%	1.17%	2.50%
Long-term debt:
Federal Home Loan Bank advances and trust preferred securities
Balance outstanding at end of period	$34,000	$16,000	$16,000
Maximum amount outstanding at any month end during the period	36,000	16,000	16,000
Average balance outstanding	25,962	16,000	15,553
Weighted-average interest rate during the period	4.43%	5.26%	5.76%
Weighted-average interest rate at end of period	4.14%	5.26%	5.36%
Total borrowings:
Balance outstanding at end of period	$46,535	$19,783	$19,143
Maximum amount outstanding at any month end during the period	56,621	23,541	20,358
Average balance outstanding	33,682	21,510	18,097
Weighted-average interest rate during the period	3.88%	4.34%	5.50%
Weighted-average interest rate at end of period	3.47%	4.48%	4.89%

ITEM 7. FINANCIAL STATEMENTS

BNC Bancorp

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

BNC BANCORP AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

of BNC Bancorp

We have audited the accompanying consolidated balance sheets of BNC Bancorp and Subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina

January 16, 2004

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	(Amounts in thousands, except per share data)
Assets
Cash and due from banks	$8,638	$10,372
Interest-earning balances	2,726	11,509
Securities available for sale	31,671	24,082
Federal Home Loan Bank stock, at cost	1,845	1,200
Loans held for sale	992	9,405
Loans	303,732	233,180
Less allowances for loan losses	(4,598)	(4,306)

Net loans	299,134	228,874
Accrued interest receivable	1,504	1,332
Premises and equipment, net	9,755	7,771
Investment in life insurance	9,009	5,582
Goodwill	3,423	3,423
Other assets	3,584	3,086

Total assets	$372,281	$306,636

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$30,090	$30,943
Interest-bearing demand	143,411	104,383
Savings	9,976	10,616
Time deposits of $100,000 and greater	51,267	21,087
Other time	61,998	92,517

Total deposits	296,742	259,546

Short-term borrowings	12,535	3,783
Long-term debt	29,000	16,000
Trust preferred securities	5,000	—
Accrued expenses and other liabilities	2,511	2,138

Total liabilities	345,788	281,467

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 3,492,035 and 3,229,425 issued and outstanding at December 31, 2003 and 2002, respectively	20,725	16,902
Retained earnings	5,442	7,852
Accumulated other comprehensive income	326	415

Total shareholders’ equity	26,493	25,169

Total liabilities and shareholders’ equity	$372,281	$306,636

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Amounts in thousands, except per share data)
Interest Income
Interest and fees on loans	$16,597	$14,823	$13,890
Interest on interest-earning balances	117	131	283
Interest on U.S. Treasury and agency securities	264	405	574
Interest on state and municipal securities	1,001	500	327
Dividends on FHLB stock	45	70	47

Total interest income	18,024	15,929	15,121

Interest Expense
Interest on demand deposits	2,051	1,602	808
Interest on savings deposits	26	61	78
Interest on time deposits of $100,000 and greater	775	790	1,745
Interest on other time deposits	1,916	2,531	3,730
Interest on short-term borrowings	50	82	99
Interest on long-term debt	1,096	852	896
Interest on trust preferred securities	160	—	—

Total interest expense	6,074	5,918	7,356

Net Interest Income	11,950	10,011	7,765
Provision for loan losses	520	820	815

Net interest income after provision for loan losses	11,430	9,191	6,950

Non-Interest Income
Mortgage fee income	1,334	673	388
Service charges	1,470	1,097	785
Investment brokerage fees	203	221	117
Increase in cash surrender value of life insurance	351	249	160
Gain on sale of investment securities available for sale	—	95	—
Other income	21	13	11

Total non-interest income	3,379	2,348	1,461

Non-Interest Expense
Salaries and employee benefits	5,994	4,533	3,198
Occupancy expenses	566	441	320
Furniture and equipment expense	526	546	501
Data processing and supply expense	655	576	430
Advertising	383	290	152
Insurance, professional and other services	952	668	564
Other operating expenses	958	718	489

Total non-interest expense	10,034	7,772	5,654

Income before income tax expense	4,775	3,767	2,757

Income tax expense	1,368	1,157	842

Net income	$3,407	$2,610	$1,915

Basic net income per share	$.97	$.78	$.61

Diluted net income per share	$.91	$.75	$.58

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2000	2,851,179	$7,128	$6,559	$3,327	$(64)	$16,950
Comprehensive income:
Net income	—	—	—	1,915	—	1,915
Other comprehensive income:
Net increase in fair value of securities available for sale	—	—	—	—	92	92

Total comprehensive income						2,007

Common stock issued pursuant to:
Exercise of stock options	58,196	145	120	—	—	265

Balance, December 31, 2001	2,909,375	7,273	6,679	5,242	28	19,222
Comprehensive income:
Net income	—	—	—	2,610	—	2,610
Other comprehensive income:
Net increase in fair value of securities available for sale	—	—	—	—	387	387

Total comprehensive income						2,997

Formation of holding company	—	8,824	(8,824)	—	—	—
Common stock issued pursuant to:
Exercise of stock options	27,601	73	89	—	—	162
Related tax benefit	—	—	43	—	—	43
Shares issued in connection with business combination	292,449	732	2,013	—	—	2,745

Balance, December 31, 2002	3,229,425	16,902	—	7,852	415	25,169
Comprehensive income:
Net income	—	—	—	3,407	—	3,407
Other comprehensive income:
Net decrease in fair value of securities available for sale	—	—	—	—	(89)	(89)

Total comprehensive income						3,318

Effect of a 10% stock dividend	322,703	4,932	—	(4,940)	—	(8)
Common stock issued pursuant to:
Exercise of stock options	22,459	116	—	—	—	116
Related tax benefit	—	11	—	—	—	11
Shares traded to exercise options	(3,772)	(62)	—	—	—	(62)
Purchase and retirement of common stock	(78,780)	(1,174)	—	—	—	(1,174)
Dividends declared of $.25 per share	—	—	—	(877)	—	(877)

Balance, December 31, 2003	3,492,035	$20,725	$—	$5,442	$326	$26,493

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Amounts in thousands)
Operating Activities
Net income	$3,407	$2,610	$1,915
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	575	585	420
Amortization of premiums and discounts, net	147	51	16
Amortization of core deposit intangible	36	13	—
Provision for loan losses	520	820	815
Provision for deferred income taxes (benefit)	37	(143)	(282)
Gain on sale of securities	—	(95)	—
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	8,413	(5,029)	(3,765)
(Increase) decrease in accrued interest receivable	(172)	(63)	181
(Increase) decrease in other assets	(332)	22	284
Increase (decrease) in accrued expenses and other liabilities	(116)	(240)	610

Net cash provided (used) by operating activities	12,515	(1,469)	194

Investing Activities
Purchases of securities available for sale and Federal Home Loan Bank stock	(13,126)	(11,146)	(7,303)
Proceeds from sales of securities available for sale	—	4,015	—
Proceeds from calls and maturities of securities available for sale	4,605	3,313	13,994
Investment in life insurance	(3,427)	(343)	(2,354)
Net increase in loans	(71,100)	(27,266)	(31,804)
Purchases of premises and equipment	(2,559)	(1,161)	(1,184)
Proceeds from disposal of premises and equipment	—	23	17
Proceeds from sales of foreclosed assets	143	—	—
Net cash acquired in business combination	—	3,171	—

Net cash used by investing activities	(85,464)	(29,394)	(28,634)

Financing Activities
Net increase in deposits	37,196	45,622	22,561
Net increase in short-term borrowings	8,752	572	1,214
Net increase (decrease) in long-term debt	13,000	(1,500)	3,000
Increase in trust preferred securities	5,000	—	—
Proceeds from exercise of stock options	54	162	265
Purchase and retirement common stock	(1,174)	—	—
Cash dividends paid	(396)	—	—

Net cash provided by financing activities	62,432	44,856	27,040

Net increase (decrease) in cash and cash equivalents	(10,517)	14,079	(1,400)
Cash and cash equivalents, beginning of year	21,881	7,802	9,202

Cash and cash equivalents, end of year	$11,364	$21,881	$7,802

Supplemental Statement of Cash Flows Disclosure
Interest paid	$6,198	$5,874	$7,380
Income taxes paid	1,124	1,434	1,017

Summary of Noncash Investing and Financing Activities
Unrealized gain (loss) on investment securities available for sale, net of tax effect	$(89)	$387	$92
Transfer of loans to foreclosed assets	320	—	213
Dividend declared to be paid in 2004	489	—	—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On December 16, 2002, BNC Bancorp (“BNC”) was formed as a holding company for Bank of North Carolina (the “Bank”). Upon formation, one share of the BNC’s no par value common stock was exchanged for each outstanding share of the Bank’s $2.50 par value common stock. BNC currently has no operations and conducts no business on its own other than owning the Bank and BNC Bancorp Capital Trust I. BNC is subject to the rules and regulations of the Federal Reserve Bank.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of BNC Bancorp and its wholly owned subsidiaries BNC Bancorp Capital Trust I, a trust for the trust preferred securities, and Bank of North Carolina, collectively referred to herein as the “Company”. All significant intercompany transactions and balances are eliminated in consolidation.

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

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances.

Federal regulations require financial institutions to set aside specified amounts as reserves against transaction accounts and time deposits. As of December 31, 2003, the net reserve balances maintained were $800,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

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

As a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), the Company is required to maintain an investment in the stock of the FHLB. This stock is carried at cost since it has no quoted market value.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, historical loan losses, review of specific loans for impairment, and current economic conditions and trends that may affect the borrowers’ ability to pay. Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection is doubtful.

The Company considers a loan impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent.

The Company uses several factors in determining if a loan is impaired. Internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status and the borrowers’ financial data, cash flows, operating income or loss, and other factors. While management uses the best information available to make evaluations, this evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

Loans Held for Sale

The Company originates certain single family, residential first mortgage loans for sale and on a presold basis. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate as determined by outstanding commitments from investors. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Company recognizes certain origination and service fees upon the sale which are classified as mortgage fee income on the statement of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

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

Net Income Per Share

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 10% stock dividend distributed September 15, 2003. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2003	2002	2001
Weighted average number of common shares used in computing basic net income per share	3,530,331	3,358,535	3,162,127
Effect of dilutive stock options	202,855	141,639	153,982

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,733,186	3,500,174	3,316,109

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	2003	2002	2001
	(Amounts in thousands, except per share data)
Net income:
As reported	$3,407	$2,610	$1,915
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(25)	(143)	(99)

Pro forma	$3,382	$2,467	$1,816

Basic earnings per share:
As reported	$.97	$.78	$.61
Pro forma	.96	.73	.57

Diluted earnings per share:
As reported	$.91	$.75	$.58
Pro forma	.91	.71	.55

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Bank has no foreign operations or customers.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. The Company is in the process of determining the impact of FIN 46 and FIN 46R on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN 45 and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, with some exceptions, all provisions of SFAS No. 149 should be applied prospectively. The Company’s adoption of SFAS No. 149 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interests. The Company’s adoption of SFAS No. 150 did not have a material impact on its consolidated financial statements.

In November 2003, the Emerging Issues Task Force (EITF) reached a partial consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 requires certain quantitative and qualitative disclosures for investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the partial consensus on Issue 03-1 during 2003 and has provided the new disclosures in Note C. The EITF is expected to continue deliberating other aspects of Issue 03-1, including when to recognize other-than-temporary impairment.

Goodwill

Goodwill resulting from the acquisition of Independence Bank in 2002 is not amortized but is tested for impairment annually or more often if an event or circumstance indicates that an impairment loss has been incurred.

Reclassifications

Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE B - SECURITIES

The amortized cost and estimated fair values of securities as of December 31 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
2003
Available for sale:
U.S. Government agency obligations	$4,319	$70	$—	$4,389
State municipals	26,263	666	239	26,690
Mortgage-backed	326	16	—	342
Other	250	—	—	250

	$31,158	$752	$239	$31,671

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
2002
Available for sale:
U.S. Government agency obligations	$7,855	$208	$—	$8,063
State municipals	14,625	445	12	15,058
Mortgage-backed	699	12	—	711
Other	250	—	—	250

	$23,429	$665	$12	$24,082

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2003. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investments and the short duration of the unrealized loss.

	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipal	$8,122	$239	$—	$—	$8,122	$239

Total temporarily impaired securities	$8,122	$239	$—	$—	$8,122	$239

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(Amounts in thousands)
Due within one year	$2,716	$2,727
Over one year through 5 years	9,230	9,499
After five years through ten years	11,310	11,306
Over ten years	7,576	7,797

	30,832	31,329
Mortgage backed securities	326	342

	$31,158	$31,671

There were no sales of securities available for sale in 2003 and 2001. During 2002, proceeds from sales of securities available for sale were $4.0 million. Gross gains on those sales were $95,000.

At December 31, 2003 and 2002, securities with an estimated fair value of approximately $4.1 million and $5.5 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31 are summarized below:

	2003	2002
	(Amounts in thousands)
Real estate loans	$199,081	$161,143
Commercial and industrial loans	85,759	50,360
Loans to individuals	18,892	21,677

	303,732	233,180

Less allowance for loan losses	4,598	4,306

	$299,134	$228,874

The Company’s lending is concentrated primarily in Davidson, Randolph, Forsyth and Guilford Counties and the surrounding communities in which it operates. The Company has loan and deposit relationships with its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a summary of loans to executive officers, directors, and their affiliates for the year ended December 31, 2003 in thousands:

Balance at beginning of year	$6,005
Increases during the year	1,731
Decreases during the year	3,242

Balance at end of year	$4,494

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

At December 31, 2003, the Company had pre-approved but unused lines of credit totaling $5.3 million to executive officers, directors and their affiliates.

A summary of activity in the allowance for loan losses for the years ended December 31 is as follows:

	2003	2002	2001
	(Amounts in thousands)
Balance at beginning of year	$4,306	$2,292	$1,845
Provision charged to operations	520	820	815
Loans charged off	(445)	(1,101)	(405)
Recoveries	217	95	37
Allowance recorded in merger of Independence Bank	—	2,200	—

Balance at end of year	$4,598	$4,306	$2,292

At December 31, 2003 and 2002, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $835,000 and $1.7 million, respectively, with corresponding valuation allowances of $125,000 and $248,000, respectively. For the years ended December 31, 2003 and 2002, the average recorded investment in impaired loans was approximately $908,000 and $1.1 million, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

NOTE D - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2003	2002
	(Amounts in thousands)
Land	$3,239	$1,750
Buildings	5,538	5,538
Leasehold improvement	399	206
Furniture and equipment	4,144	3,267

	13,320	10,761
Less accumulated depreciation and amortization	3,565	2,990

	$9,755	$7,771

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 amounted to $575,000, $585,000 and $420,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE E - DEPOSITS

At December 31, 2003, the scheduled maturities of time deposits are as follows (amounts in thousands):

2004	$72,767
2005 - 2006	32,774
2007 - 2008	7,724

Total	$113,265

NOTE F - SHORT-TERM BORROWINGS

The Company may purchase federal funds through an unsecured federal funds guidance line of credit totaling $6.0 million at December 31, 2003. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and terms of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Company had no outstanding balance on the line of credit as of December 31, 2003 and 2002.

Included in short-term borrowings are repurchase agreements with outstanding balances of $4.6 million and $3.8 million at December 31, 2003 and 2002, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

In addition, the Company has $7.9 million outstanding from FHLB and bears interest based upon the daily federal funds rate, 1.15% at December 31, 2003, and matures on August 6, 2004. The line of credit is secured as discussed below for other FHLB advances.

NOTE G - LONG-TERM DEBT

Long-term debt at December 31, 2003 and 2002 consisted of the following advances from FHLB:

Maturity	Interest rate	2003	2002
		(Amounts in thousands)
September 2003	5.35%	$—	$2,000
March 2010	5.71%	5,000	5,000
March 2010	5.92%	4,000	4,000
February 2011	4.39%	3,000	3,000
February 2011	4.84%	2,000	2,000
March 2013	2.85%	5,000	—
May 2013	2.74%	5,000	—
October 2013	3.18%	5,000	—

		$29,000	$16,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

The above advances have been made against a $55.8 million line of credit secured by a blanket floating lien on qualifying first mortgage loans in the amount of $47.1 million and pledge cash in the amount of $750,000. Advances must be adequately collateralized. The weighted average rate for advances outstanding at December 31, 2003 and 2002 was 4.47% and 5.36%, respectively.

NOTE H - TRUST PREFERRED SECURITIES

The Company has cumulative trust preferred securities (the “Trust Preferred”) outstanding through its wholly owned subsidiary, BNC Bancorp Capital Trust I. The Trust has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company.

On April 3, 2003, $5.0 million of Trust Preferred were placed through BNC Bancorp Capital Trust I. The Trust Preferred pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to LIBOR plus 3.25%. The dividends paid to holders of the Trust Preferred, which is recorded as interest expense, are deductible for income tax purposes. The Trust Preferred are redeemable on October 7, 2008 or afterwards in whole or in part, on any January 15, April 15, July 15 or October 15. Redemption is mandatory at April 15, 2033. The Company has fully and unconditionally guaranteed the Trust Preferred through the combined operation of the Junior Subordinated Debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The Trust Preferred qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

NOTE I - INCOME TAXES

Income tax expense is summarized as follows for the years ended December 31:

	2003	2002	2001
	(In thousands)
Current:
Federal	$1,093	$893	$997
State	238	168	127
Deferred	37	96	(282)

	$1,368	$1,157	$842

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% was as follows for the years ended December 31:

	2003	2002	2001
	(In thousands)
Pre-tax income	$4,775	$3,767	$2,757

Tax at statutory federal rate	$1,624	$1,281	$937

State income tax, net of federal benefit	165	122	74
Tax exempt	(337)	(164)	(98)
Income from life insurance	(119)	(85)	(54)
Other	35	3	(17)

	$1,368	$1,157	$842

Significant components of deferred tax assets and liabilities at December 31 were as follows:

	2003	2002
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,391	$1,254
Net operating losses carryforwards	1,011	1,183
Deferred compensation	483	376

Total deferred tax assets	2,885	2,813

Deferred tax liabilities:
Premises and equipment	133	24
Unrealized gain on securities	187	238

Total deferred tax liabilities	320	262

Net deferred tax asset	$2,565	$2,551

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.

The Company has net operating loss carryforwards of approximately $2.7 million, which were acquired in the merger of Independence Bank and which expire at various dates through 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE J - COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. Unrealized gains (losses) on available for sale investment securities, net of income taxes, represent the sole component of the Company’s accumulated other comprehensive income. Other comprehensive income consists of the following for the years ended December 31:

	2003	2002	2001
	(In thousands)
Unrealized holding gains (losses) arising during the year	$(140)	$705	$141
Tax effect	51	(258)	(49)
Reclassification adjustment for (gains) losses included in net income	—	(95)	—
Tax effect	—	35	—

Other comprehensive income	$(89)	$387	$92

NOTE K - BUSINESS COMBINATION

On December 18, 2001, the Company entered into an “Agreement and Plan of Reorganization and Merger” under which it subsequently acquired 100% of Independence Bank. The acquisition was approved at the annual shareholders’ meeting on May 29, 2002 and the merger took place effective with the close of business on June 17, 2002. Independence Bank stockholders could elect to receive $10.67 in cash for each share of Independence Bank stock they owned or could elect to exchange each share of Independence Bank stock for 1.16 shares of the Company’s stock. The acquisition was accounted for using the purchase method, with the operating results of Independence Bank subsequent to June 17, 2002 included in the Company’s consolidated financial statements.

The following table reflects the unaudited pro forma combined results of operations for the years ended December 31, 2002 and 2001, assuming the acquisition had occurred at the beginning of fiscal 2001.

	2002	2001
	(Amounts in thousands, except per share amounts)
Net interest income	$10,070	$9,311
Net income	1,637	790

Net income per share:
Basic	$.46	$.23
Diluted	.45	.22

The pro forma net income for the years ended December 31, 2002 does not reflect approximately $1.1 million in merger related costs incurred by Independence Bank. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

A summary of the total purchase price of the transaction is as follows:

(In thousands)
Fair value of 292,449 shares of common stock issued	$2,745
Cash paid for shares	4,117
Transaction costs	241

Total	$7,103

A summary of the estimated value of the assets acquired and liabilities assumed is as follows:

(In thousands)
Cash	$7,529
Investment securities available for sale	5,085
Stock in the FHLB of Atlanta	170
Loans receivable, net	32,464
Premises and equipment	2,021
Core deposit intangible	154
Deferred tax assets	1,936
Goodwill	3,423
Other assets	203
Deposits	(43,469)
Borrowings	(1,568)
Other liabilities	(845)

Total purchase price	$7,103

The core deposit intangible is being amortized by matching the amortization expense to the estimated economic life of the deposits. The estimated useful life of the core deposit intangible is 10 years. The amortized cost of the core deposit intangible was $105,000 and $141,000 as of December 31, 2003 and 2002, respectively. Amortization expense as it relates to the core deposit intangible amounted to $36,000 and $13,000 for the years ended December 31, 2003 and 2002, respectively, and is included in other operating expenses.

NOTE L - EMPLOYEE BENEFIT PLANS

The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. The Company matches 100% of such contributions up to 5% of the participant’s compensation. The plan provides that employees’ contributions are 100% vested at all times, and the Company’s contributions vest at 20% each year after the second year of service. The expense related to the plan for the years ended December 31, 2003, 2002 and 2001 was $183,000, $149,000, and $100,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE M - STOCK OPTIONS

The Company maintains a nonqualified stock option plan for directors and a qualified incentive stock option plan for key employees. Options granted under the nonqualified plan vest immediately and expire ten years after the grant date. Options granted under the qualified plan vest ratably over a five year period and expire ten years after the grant date. At December 31, 2003, the numbers of shares available for grant under the nonqualified and qualified plans were -0- and 3,724, respectively.

Activity in the plans for the years ended December 31 is summarized as follows, giving the effect to the 10% stock dividends in 2003:

	2003		2002		2001
	Shares	Weighted average exercise Price	Shares	Weighted average exercise Price	Shares	Weighted average exercise Price
Outstanding at beginning of year	439,247	$5.77	396,898	$5.30	468,933	$5.05
Granted	—	—	72,710	8.18	3,300	8.18
Exercised	(22,459)	5.19	(30,361)	5.35	(64,016)	3.79
Forfeited	—	—	—	—	(11,319)	4.47

Outstanding at end of year	416,788	5.81	439,247	5.77	396,898	5.30

Options exercisable at year-end	393,102	5.52	352,743	5.28	357,708	5.18

The following table summarizes information about the exercise prices of the Company’s stock options at December 31, 2003:

Range of Exercise Prices	Total options outstanding	Total options exercisable
$4.47 to $5.61	204,465	204,465
$6.40 to $8.22	212,323	188,637

	416,788	393,102

The weighted average remaining life of options outstanding at December 31, 2003 is 5.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

The estimated per share fair value of options granted in 2002 and 2001 were $2.79 and $1.61, respectively. There were no options granted during 2003. These values were estimated using the Black-Scholes Option Pricing Model using the assumption presented below:

	2002	2001
Assumptions in estimating option values:
Risk-free interest rate	3.00%	3.00%
Dividend yield	0.00%	0.00%
Volatility	28.66%	18.30%
Expected life	5 years	5 years

NOTE N - EMPLOYMENT AGREEMENT

The Company has entered into employment agreements with two of its executive officers to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

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

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Because the Company’s only significant asset is its investment in the Bank, information concerning capital ratios is essentially the same for the Company and the Bank. As of December 31, 2003 and 2002, the Bank met its capital adequacy requirements as set forth below:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
As of December 31, 2003:

Total Capital (to Risk-Weighted Assets)	$32,083	10.16%	$25,252	8.00%	$31,565	10.00%
Tier I Capital (to Risk-Weighted Assets)	28,129	8.91%	12,626	4.00%	18,939	6.00%
Tier I Capital (to Average Assets)	28,129	7.94%	14,163	4.00%	17,704	5.00%

As of December 31, 2002:

Total Capital (to Risk-Weighted Assets)	$24,222	9.85%	$19,679	8.00%	$24,599	10.00%
Tier I Capital (to Risk-Weighted Assets)	21,147	8.60%	9,839	4.00%	14,759	6.00%
Tier I Capital (to Average Assets)	21,147	7.33%	11,546	4.00%	14,432	5.00%

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

The Company’s risk of loss in the event of nonperformance by the other party to the commitment to extend credit, line of credit and standby letter of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements.

At December 31, 2003 and 2002, outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk were as follows:

	2003	2002
	(In thousands)
Commitments under unfunded loans and lines of credit	$50,172	$35,041
Standby letters of credit	1,040	232
Commitments to sell loans held for sale	992	9,405

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

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

Federal Home Loan Bank Stock

The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Company, in order to be a member of the of the FHLB, is required to maintain a minimum balance.

Loans Held for Sale

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans Receivable

The fair values for loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms.

Investment in Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

Accrued Interest Receivable and Accrued Interest Payable

The carrying amount of accrued interest are assumed to approximate fair values.

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

Short-term Borrowings, Long-Term Debt and Trust Preferred Securities

Rates currently available to the Company for borrowings and debt with similar terms and remaining maturities are used to estimate fair value of the existing debt.

The following table reflects the estimated fair values and carrying values at December 31:

	2003		2002
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$11,364	$11,364	$21,881	$21,881
Securities	31,671	31,671	24,082	24,082
Federal Home Loan Bank stock	1,845	1,845	1,200	1,200
Loans held for sale	992	992	9,405	9,405
Loans receivable, net	299,134	300,623	228,874	231,222
Accrued interest receivable	1,504	1,504	1,332	1,332
Investment in life insurance	9,009	9,009	5,582	5,582

Financial liabilities:
Demand deposits and savings	$183,477	$183,477	$145,942	$145,942
Time deposits	113,265	113,399	113,604	113,874
Short-term borrowings	12,535	12,535	3,783	3,783
Long-term debt	29,000	27,715	16,000	17,973
Trust preferred securities	5,000	5,000	—	—
Accrued interest payable	298	298	422	422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE R - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of BNC Bancorp as of and for the years ended December 31, 2003 and 2002 (In thousands):

Condensed Statements of Financial Condition

December 31, 2003 and 2002

	2003	2002
Assets
Investment in subsidiaries	$33,588	$25,169
Other assets	158	—

Total assets	$33,746	$25,169

Liabilities And Shareholders’ Equity
Liabilities:
Due to Bank of North Carolina	$1,535	$—
Other liabilities	718	—
Subordinated debentures	5,000	—

Total liabilities	7,253	—

Shareholders’ equity:
Common stock	$20,725	$16,902
Retained earnings	5,442	7,852
Accumulated other comprehensive income	326	415

	26,493	25,169

Total liabilities and shareholders’ equity	$33,746	$25,169

Condensed Statements of Operations

Years ended December 31, 2003 and 2002

	2003	2002
Equity in earnings of subsidiary	$3,537	$2,610
Interest expense	(186)	—
Non-interest expense	(25)	—
Income tax benefit	81	—

Net income	$3,407	$2,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

Condensed Statements of Cash Flows

Years ended December 31, 2003 and 2002

	2003	2002
Operating activities:
Net income	$3,407	$2,610
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of Bank of North Carolina	(3,537)	(2,610)
Amortization	26	—
Increase in other liabilities	74	—

Net cash used by operating activities	(30)	—

Financing activities:
Advances from Bank of North Carolina	1,535	—
Debt issuance costs	(184)	—
Proceeds from subordinated debentures	5,000	—
Proceeds from exercise of stock options	65	—
Purchase and retirement of common stock	(1,174)	—
Dividends paid	(396)	—

Net cash provided by financing activities	4,846	—

Investing activities:
Investment in subsidiary	(4,816)	—

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

The information required by this Item regarding (i) directors of the Company is set forth under the section captioned “Proposal I — Election of Directors” in the Proxy Statement; (ii) Company executive officers is set forth under the section captioned “Proposal 1 - Election of Directors - Executive Officers” in the Proxy Statement; and (iii) Section 16(a) compliance is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, all of which are incorporated herein by reference.

The Company has adopted a written Code of Ethics for its principal executive officer and senior financial officer as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s Code of Ethics is attached as Exhibit 14.

ITEM 10 EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned “Proposal I — Election of Directors - Compensation of Directors” and “- Executive Compensation” in the Proxy Statement, both of which are incorporated herein by reference.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by this reference from the section captioned “Security Ownership of Certain Beneficial Owners” in of the Proxy Statement.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by this reference from the section captioned “Indebtedness of and Transactions with Management” in the Proxy Statement.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

13(a)	Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (10)(i)	Employment Agreement dated as of January 1, 1999 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i) to the Form 10-KSB, filed with the FDIC on April 3, 1999.

Exhibit (10)(ii)	Employment Agreement dated as of January 1, 1999 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii) to the Form 10-KSB, filed with the FDIC on April 3, 1999.

Exhibit (10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit (14)	Code of Ethics.

Exhibit (31)	Rule 13a-14(a)\15d-14(a) Certifications.

Exhibit (32)	Section 1350 Certification.

13(b) Reports on Form 8-K

During the quarter ended December 31, 2003, we filed the following Current Reports on Form 8-K with the SEC: October 21, 2003, which announced earning for the third quarter, and December 18, 2003, which announced the declaration of a cash dividend to be paid in February 2004. In addition, we filed the following Current Reports on Form 8-K with the SEC in the first quarter of 2004: January 29, 2004, which announced earnings for the fourth quarter.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item regarding principal accountant fees and services is set forth under the section captioned “Fees Paid to Dixon Hughes” in the Proxy Statement, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNC BANCORP

	By:	/s/ W. Swope Montgomery, Jr.
Date: March 26, 2004		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ W. Swope Montgomery, Jr.	President, Chief Executive Officer and Director	March 26, 2004
W. Swope Montgomery, Jr.

/s/ David B. Spencer	Executive Vice President, and Chief Financial Officer	March 26, 2004
David B. Spencer

/s/ Richard D. Callicutt, II	Executive Vice President, Chief Operating Officer, and Director	March 26, 2004
Richard D. Callicutt, II

/s/ Lenin J. Peters, M.D.	Director	March 26, 2004
Lenin J. Peters, M.D.

/s/ Thomas R. Smith, CPA	Director	March 26, 2004
Thomas R. Smith, CPA

/s/ Colon E. Starrett	Director	March 26, 2004
Colon E. Starrett

/s/ W. Groome Fulton, Jr.	Director	March 26, 2004
W. Groome Fulton, Jr.

/s/ Larry L. Callahan	Director	March 26, 2004
Larry L. Callahan

/s/ Joseph M. Coltrane, Jr.	Director	March 26, 2004
Joseph M. Coltrane, Jr.

/s/ Robert A. Team	Director	March 26, 2004
Robert A. Team

/s/ D. Vann Williford	Director	March 26, 2004
D. Vann Williford

/s/ Richard F. Wood	Director	March 26, 2004
Richard F. Wood