Form 10-Q
period 2004-03-31
BNC BANCORP
filed 2004-05-17
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 12, 2004, the registrant had outstanding 3,493,621 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2004 (Unaudited)	December 31, 2003*
	(In Thousands)
ASSETS

Cash and due from banks	$6,292	$8,638
Interest-earning balances at the Federal Home Loan Bank	3,578	2,726
Securities available for sale	31,642	31,671
Federal Home Loan Bank stock, at cost	2,045	1,845
Loans held for sale	1,513	992
Loans	336,040	303,732
Less allowance for loan losses	(4,654)	(4,598)

Net loans	331,386	299,134
Accrued interest receivable	1,582	1,504
Premises and equipment, net	9,984	9,755
Investment in life insurance	11,668	9,009
Goodwill	3,423	3,423
Other assets	4,434	3,584

TOTAL ASSETS	$407,547	$372,281

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$35,844	$30,090
Interest-bearing demand	141,609	143,411
Savings	10,501	9,976
Time deposits of $100,000 and greater	67,495	51,267
Other time	66,171	61,998

Total deposits	321,620	296,742

Short-term borrowings	12,249	12,535
Long-term debt	33,000	29,000
Trust-preferred securities	11,000	5,000
Accrued expenses and other liabilities	2,155	2,511

TOTAL LIABILITIES	380,024	345,788

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 3,493,621 and 3,492,035 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	20,732	20,725
Retained earnings	6,209	5,442
Accumulated other comprehensive income	582	326

TOTAL SHAREHOLDERS’ EQUITY	27,523	26,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$407,547	$372,281

* Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$4,624	$3,990
Interest on U.S. Treasury and agency securities	38	87
Interest on state and municipal securities	292	198
Other interest income	33	48

TOTAL INTEREST INCOME	4,987	4,323

INTEREST EXPENSE
Interest on demand deposits	541	496
Interest on savings deposits	5	9
Interest on time deposits of $100,000 and greater	391	162
Interest on other time deposits	287	653
Interest on short-term borrowings	12	12
Interest on long-term debt	290	226
Interest on trust preferred securities	70	—

TOTAL INTEREST EXPENSE	1,596	1,558

NET INTEREST INCOME	3,391	2,765

PROVISION FOR LOAN LOSSES	120	135

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,271	2,630

NON-INTEREST INCOME
Mortgage fee income	127	379
Service charges on deposit accounts	360	327
Investment brokerage fees	56	42
Increase in cash surrender value of life insurance	86	59
Other income	6	17

TOTAL NON-INTEREST INCOME	635	824

NON-INTEREST EXPENSE
Salaries and employee benefits	1,616	1,389
Occupancy expenses	159	126
Furniture and equipment expense	152	118
Data processing and supply expense	225	87
Advertising and business development expenses	90	116
Insurance, professional and other services	230	257
Other operating expenses	360	254

TOTAL NON-INTEREST EXPENSE	2,832	2,347

INCOME BEFORE INCOME TAX EXPENSE	1,074	1,107

INCOME TAX EXPENSE	295	355

NET INCOME	$779	$752

BASIC NET INCOME PER SHARE	$.22	$.21

DILUTED NET INCOME PER SHARE	$.21	$.20

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands)
Operating Activities
Net income	$779	$752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	177
Amortization of premiums and discounts, net	31	19
Provision for loan losses	120	135
Increase in cash surrender value of life insurance	(86)	(59)
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(521)	5,186
Increase in accrued interest receivable	(78)	(18)
Increase (decrease) in other assets	(265)	93
Decrease in accrued expenses and other liabilities	(12)	(175)

Net cash provided by operating activities	127	6,110

Investing Activities
Purchases of securities available for sale and Federal Home Loan Bank stock	(1,547)	(3,638)
Proceeds from calls and maturities of securities available for sale	1,746	92
Investment in life insurance	(2,573)	(3,063)
Net increase in loans	(33,461)	(5,238)
Purchase of premises and equipment	(388)	(255)
Proceeds from sales of foreclosed assets	504	—

Net cash used by investing activities	(35,719)	(12,102)

Financing Activities
Net increase in deposits	24,878	10,515
Net decrease in short-term borrowings	(286)	(303)
Net increase in long-term debt	4,000	5,000
Increase in trust preferred securities	6,000	—
Proceeds from exercise of stock options	7	26
Cash dividends paid	(501)	(388)

Net cash provided by financing activities	34,098	14,850

Net increase (decrease) in cash and cash equivalents	(1,494)	8,858
Cash and cash equivalents, beginning of period	11,364	21,881

Cash and cash equivalents, end of period	$9,870	$30,739

See accompanying notes.

BNC BANCORP

Consolidated Notes to Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiaries, Bank of North Carolina (the “Bank”) and BNC Bancorp Capital Trust I and II, trust for the cumulative preferred securities. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 Annual Report on Form 10-KSB for the year ended December 31, 2003. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At March 31, 2004, loan commitments were as follows (in thousands):

Commitments to extend credit	$20,901
Undisbursed lines of credit	16,683
Letters of credit	842
Commitments to sell loans held for sale	1,513

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net income	$779	$752

Other comprehensive income
Unrealized holding gain (losses) on available for sale securities arising during the period	401	(182)

Tax effect	(145)	66

Total comprehensive income	$1,035	$636

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three-months ended March 31, 2004 and 2003 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$779	$752
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(6)	(6)

Pro forma	$773	$746

Basic net income per share:
As reported	$.22	$.21
Pro forma	.22	.21

Diluted net income per share:
As reported	$.21	$.20
Pro forma	.21	.20

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2004	2003
Weighted average number of common shares used in computing basic net income per share	3,493,046	3,555,160

Effect of dilutive stock options	230,749	163,919

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,723,795	3,719,079

On August 13, 2003, the Company announced that the Board of Directors had approved a 10% stock dividend, which was distributed September 15, 2003 to shareholders of record on September 1, 2003. All references to net income per share and weighted average shares outstanding have been adjusted to reflect this stock dividend.

NOTE F - TRUST PREFERRED SECURITIES

On March 7, 2004, $6.0 million of trust preferred securities were placed through BNC Bancorp Capital Trust II (the “Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 2.80%. The dividends paid to holders of the trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on July 7, 2009 or afterwards in whole or in part, on any January 7, April 7, July 7 or October 7. Redemption is mandatory at April 7, 2034. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

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

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Financial Condition at March 31, 2004 and December 31, 2003

During the three-month period ending March 31, 2004, our total assets increased by $35.2 million to $407.5 million from $372.3 million at December 31, 2003. At March 31, 2004, loans totaled $336.0 million, an increase of $32.3 million, or 10.64%, during the three months, with no significant changes in the concentrations of loans by type. Loans held for sale increased by $521,000, from $992,000 at December 31, 2003 to $1.5 million at March 31, 2004. Our investment in life insurance increased $2.7 million to $11.7 million. This insurance provides the Company favorable tax-equivalent returns and helps to offset a portion of the costs of our employee benefit plans.

Our total liquid assets, which includes cash and due from banks, interest-earning deposits at FHLB and investment securities, decreased by $1.5 million during the three months, to $41.5 million or 10.19% of total assets at March 31, 2004 versus $43.0 million, or 11.56% of total assets, at December 31, 2003.

Customer deposits continue to be our primary funding source. At March 31, 2004, deposits totaled $321.6 million, an increase of $24.9 million, or 8.38%, from year-end 2003. We have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased by $4.0 million to $40.9 million at March 31, 2004. In addition to the borrowings from the FHLB, we also issued trust-preferred securities during the first quarter of 2004 in the amount of $6.0 million to provide additional capital for current and future expansion.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2004, our shareholders’ equity totaled $27.5 million, an increase of $1.0 million from the December 31, 2003 balance. The increase in shareholders’ equity resulted primarily from net income during the period of $779,000 and unrealized gains on securities available for sale in the amount of $256,000. At March 31, 2004, both the Company and the Bank were considered to be well capitalized as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended March 31, 2004 and 2003

Net Income. Our net income for the three months ended March 31, 2004 was $779,000, an increase of $27,000 from net income of $752,000 for the same three-month period in 2003. Net income per share was $.21 diluted for the three months ended March 31, 2004, up from $.20 diluted for the same period in 2003. We have experienced strong growth, with total assets averaging $391.0 million during the current three-month period as compared to $310.5 million in the prior year period, an increase of $80.5 million, or 25.93%. Increases in net interest income for the quarter ended March 31, 2004 of $626,000 and a reduction in the provision for loan losses and income taxes in the amounts of $15,000 and $60,000, respectively, exceeded the increase of $485,000 in non-interest expenses the reduction in non-interest income in the amount of $189,000.

Net Interest Income. Net interest income increased by $626,000, or 22.64%, to $3.4 million for the three months ended March 31, 2004. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets increased $75.5 million, or 26.9%, during the first quarter of 2003 as compared with the same period in 2003. Our average yield on total interest-earning assets decreased by 59 basis points from 6.40% to 5.81%. Our average total interest-bearing liabilities increased by $75.3 million, or 29.51%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased consistently with our yield on assets, decreasing 54 basis points from 2.48% to 1.94%. For the three months ended March 31, 2004, our net interest spread was 3.87% and our net interest margin was 4.00%. For the three months ended March 31, 2003, our net interest rate spread was 3.92%, and our net interest margin was 4.15%.

Provision for Loan Losses. Our provision for loan losses for the three months ended March 31, 2004 was $120,000, representing a decrease of $15,000 from the $135,000 provision we made for the three months ended March 31, 2003. Although our net loan charge-offs were $64,000 during the three months ended March 31, 2004, as compared with net loan recoveries in the amount of $109,000 in the same period of 2003, the lower provision during the current year quarter occurred due to improvement in the level of our average non-accrual loans. During the first quarter of 2003, average loans on non-accrual status as a percentage of average total loans was .48%, however during the first quarter of 2004 this ratio improved significantly, decreasing to .29%.

The level of our non-accrual loans at March 31, 2004 represented .29% of total loans compared to .27% at December 31, 2003. While our allowance for loan losses increased $56,000 during the quarter to $4.6 million at March 31, 2004, the level of our allowance expressed as a percentage of gross loans decreased from 1.51% at the end of 2003 to 1.38% at the end of the current quarter. This decrease in the allowance relative to our gross loans has been significantly impacted by the continued improvement in the credit quality of loans acquired in the acquisition of another financial institution during 2002. Many of the loans acquired in that business combination had a history of credit issues, which increased the level of the allowance allocated to those loans. Since the business combination, the Company has made a concerted effort to readdress the collateral and cash flow requirements for these loans thereby improving their classifications. This improvement has reduced the level of the allowance necessary for these loans. Management has determined that the allowance for loan losses at March 31, 2004 is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. For the three months ended March 31, 2004, non-interest income decreased $189,000, or 22.94%, to $635,000 from $824,000 for the same period in the prior year. This decrease resulted principally from a decrease in our mortgage fee income of $252,000 in 2004 compared to 2003. This decrease was due to a slowdown in the refinancing market resulting from the increasing mortgage rates experienced during the first quarter of 2004.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended March 31, 2004, total non-interest expenses increased $485,000, principally as a result growth achieved from period to period. Salary and employee benefit expenses increased $227,000, reflecting the addition of personnel resulting from the full operation of the two new loan production offices that were opened during the later part of 2003, as well as normal compensation increases. In addition, data processing and related supplies expense increased $138,000 from the same period in 2003, primarily due to growth of the Bank. The remaining non-interest expenses had a net increase $120,000 due to the Company’s growth.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 27.47% and 32.07%, respectively, for the three months ended March 31, 2004 and 2003. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result the increased level of tax-exempt interest income and nontaxable income from investments in Company owned life insurance.

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

Because of our continued growth, we have maintained a relatively high position of liquidity in the form of cash and due from banks, interest-bearing bank deposits and investment securities. These aggregated $41.5 million at March 31, 2004 compared to $43.0 million at December 31, 2003. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $61.0 million from the Federal Home Loan Bank of Atlanta, with $40.9 million outstanding at March 31, 2004 and $36.9 million at December 31, 2003. We have increased our borrowings with the Federal Home Loan Bank to take advantage of the lower interest rates being offered. All borrowings must be adequately collateralized. During the first quarter of 2004 we issued an additional $6.0 million of trust-preferred securities. This debt obligation also supplements our regulatory capital. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2004, our Tier I risk-based capital ratio at March 31, 2004 was 9.69%. and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.

Item 3. - Controls and Procedures

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

Part II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2004 to January 31, 2004	1,298	$17.02	1,298	N/A
February 1, 2004 to February 29, 2004	1,534	$17.01	1,534	N/A
March 1, 2004 to March 31, 2004	1,273	$17.27	1,273	N/A

Year-to-date	4,105	$17.09	4,105

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company filed a report on Form 8-K on January 29, 2004 with the SEC reporting operating results for the three months and year ended December 31, 2003.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: May 14, 2004		/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: May 14, 2004	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer