Form 10-Q
period 2004-06-30
BNC BANCORP
filed 2004-08-16
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 13, 2004, the registrant had outstanding 3,475,031 shares of Common Stock, no par value.

Part I. Financial Information

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2004 (Unaudited)	December 31, 2003*
	(In Thousands)
ASSETS

Cash and due from banks	$9,152	$8,638
Interest-earning balances at the Federal Home Loan Bank	16,460	2,726
Securities available for sale	33,237	31,671
Federal Home Loan Bank stock, at cost	2,045	1,845
Loans held for sale	1,485	992
Loans	368,183	303,732
Less allowance for loan losses	(4,804)	(4,598)

Net loans	363,379	299,134
Accrued interest receivable	1,684	1,504
Premises and equipment, net	10,255	9,755
Investment in life insurance	11,775	9,009
Goodwill	3,423	3,423
Other assets	4,652	3,584

TOTAL ASSETS	$457,547	$372,281

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$33,268	$30,090
Interest-bearing demand	150,788	143,411
Savings	10,541	9,976
Time deposits of $100,000 and greater	112,177	51,267
Other time	64,736	61,998

Total deposits	371,510	296,742

Short-term borrowings	16,808	12,535
Long-term debt	40,341	34,000
Accrued expenses and other liabilities	1,737	2,511

TOTAL LIABILITIES	430,396	345,788

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 3,475,031 and 3,492,035 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	20,395	20,725
Retained earnings	7,109	5,442
Accumulated other comprehensive income (loss)	(353)	326

TOTAL SHAREHOLDERS’ EQUITY	27,151	26,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$457,547	$372,281

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$5,073	$4,083	$9,697	$8,073
Interest on U.S. Treasury and agency securities	28	73	66	160
Interest on state and municipal securities	319	245	611	443
Other interest income	32	58	65	106

TOTAL INTEREST INCOME	5,452	4,459	10,439	8,782

INTEREST EXPENSE
Interest on demand deposits	538	514	1,079	1,010
Interest on savings deposits	5	8	10	17
Interest on time deposits of $100,000 and greater	517	138	908	300
Interest on other time deposits	291	579	578	1,232
Interest on short-term borrowings	77	12	89	24
Interest on long-term debt	314	313	604	539
Interest on trust preferred securities	119	—	189	—

TOTAL INTEREST EXPENSE	1,861	1,564	3,457	3,122

NET INTEREST INCOME	3,591	2,895	6,982	5,660

PROVISION FOR LOAN LOSSES	230	115	350	250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,361	2,780	6,632	5,410

NON-INTEREST INCOME
Mortgage fee income	167	409	294	788
Service charges on deposit accounts	402	346	762	673
Investment brokerage fees	111	51	167	93
Increase in cash surrender value of life insurance	107	96	193	155
Other income	7	23	13	40

TOTAL NON-INTEREST INCOME	794	925	1,429	1,749

NON-INTEREST EXPENSE
Salaries and employee benefits	1,645	1,537	3,261	2,926
Occupancy expenses	161	134	320	260
Furniture and equipment expense	173	138	325	256
Data processing and supply expense	171	76	396	163
Advertising and business development expenses	82	54	172	170
Insurance, professional and other services	256	310	486	567
Other operating expenses	392	266	752	520

TOTAL NON-INTEREST EXPENSE	2,880	2,515	5,712	4,862

INCOME BEFORE INCOME TAX EXPENSE	1,275	1,190	2,349	2,297

INCOME TAX EXPENSE	375	380	670	735

NET INCOME	$900	$810	$1,679	$1,562

BASIC NET INCOME PER SHARE	$.26	$.23	$.48	$.44

DILUTED NET INCOME PER SHARE	$.24	$.22	$.45	$.42

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Amounts in thousands)
Operating Activities
Net income	$1,679	$1,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321	328
Amortization of premiums and discounts, net	73	47
Amortization of core deposit intangible	14	16
Provision for loan losses	350	250
Net increase in cash surrender value of life insurance	(193)	(155)
Loss on sales of foreclosed assets	32	—
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(493)	4,284
(Increase) decrease in accrued interest receivable	(180)	104
Increase in other assets	(541)	(256)
Increase (decrease) in accrued expenses and other liabilities	105	(149)

Net cash provided by operating activities	1,167	6,031

Investing Activities
Purchases of securities available for sale and Federal Home Loan Bank stock	(5,998)	(10,317)
Proceeds from calls and maturities of securities available for sale	3,090	3,041
Investment in life insurance	(2,573)	(3,070)
Net increase in loans	(65,684)	(22,850)
Purchase of premises and equipment	(821)	(508)
Proceeds from sales of foreclosed assets	671	143

Net cash used by investing activities	(71,315)	(33,561)

Financing Activities
Net increase in deposits	74,768	8,155
Net increase in short-term borrowings	4,273	65
Net increase in long-term debt	6,186	15,000
Proceeds from exercise of stock options	9	26
Purchase and retirement common stock	(339)	(199)
Cash dividends paid	(501)	(388)

Net cash provided by financing activities	84,396	22,659

Net increase (decrease) in cash and cash equivalents	14,248	(4,871)
Cash and cash equivalents, beginning of period	11,364	21,881

Cash and cash equivalents, end of period	$25,612	$17,010

See accompanying notes.

BNC BANCORP

Consolidated Notes to Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiaries, Bank of North Carolina (the “Bank”) and BNC Bancorp Capital Trust I and II, trusts for the cumulative preferred securities. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 Annual Report on Form 10-KSB for the year ended December 31, 2003. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At June 30, 2004, loan commitments were as follows (in thousands):

Commitments to extend credit	$27,442
Undisbursed lines of credit	22,086
Letters of credit	765
Commitments to sell loans held for sale	1,485

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$900	$810	$1,679	$1,562
Other comprehensive income
Unrealized holding gain (losses) on available for sale securities arising during the period	(1,471)	549	(1,069)	367
Tax effect	537	(199)	390	(133)

Total comprehensive income (loss)	$(34)	$1,160	$1,000	$1,796

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three-months and six-months ended June 30, 2004 and 2003 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$900	$810	$1,679	$1,562
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(6)	(7)	(12)	(13)

Pro forma	$894	$803	$1,667	$1,549

Basic net income per share:
As reported	$.26	$.23	$.48	$.44
Pro forma	.26	.23	.48	.44

Diluted net income per share:
As reported	$.24	$.22	$.45	$.42
Pro forma	.24	.21	.45	.42

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	3,487,840	3,553,877	3,490,443	3,554,515

Effect of dilutive stock options	236,506	186,802	233,110	177,007

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,724,346	3,740,679	3,723,553	3,731,522

On August 13, 2003, the Company announced that the Board of Directors had approved a 10% stock dividend, which was distributed September 15, 2003 to shareholders of record on September 1, 2003. All references to net income per share and weighted average shares outstanding have been adjusted to reflect this stock dividend.

Note F - Recent Accounting Pronouncements

In January 2003, the FASB issued and subsequently amended Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Interpretation 46). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company has no investments in variable interest entities that require consolidation under Interpretation 46. However, the application of Interpretation 46 resulted in the de-consolidation of both BNC Bancorp Capital Trust I, the grantor trust that issued the trust preferred securities reported in our consolidated financial statements as of December 31, 2003, and BNC Bancorp Capital Trust II, the grantor trust that issued $6.0 million of trust preferred securities on March 7, 2004. We have discontinued the consolidation of both trusts and began reporting the junior subordinated debentures that the Company had issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities. The trust preferred securities that were previously reported and the junior subordinated debentures that were reported effective June 30, 2004, are classified as long-term debt. The impact of this change did not have a material effect on our consolidated financial statements. Except for the accounting treatment, the relationship between the Company and BNC Bancorp Capital Trusts I and II has not changed. BNC Bancorp Capital Trusts I and II continue to be a wholly-owned finance subsidiaries of the Company, and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect.

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

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

We are a commercial bank holding company that was incorporated on December 16, 2002. We have three subsidiaries, Bank of North Carolina and BNC Bancorp Capital Trust I and II, which we acquired as part of the Bank’s holding company reorganization. The Company currently has no operations and conducts no business on its own other than owning the Bank. The Company is subject to the rules and regulations of the Federal Reserve Bank.

Bank of North Carolina was incorporated and began banking operations in 1991. The Bank is engaged in commercial banking predominantly in Davidson and Randolph Counties, North Carolina, and to a lesser extent, Guilford and Forsyth Counties, North Carolina. The Bank is operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Davidson, Forsyth, Randolph and Rowan Counties.

Financial Condition at June 30, 2004 and December 31, 2003

During the six-month period ending June 30, 2004, total assets increased by $84.9 million to $457.2 million from $372.3 million at December 31, 2003. At June 30, 2004, loans totaled $368.2 million, an increase of $64.5 million, or 21.2%, during the six months, with the majority of the increase occurring in the commercial loan portfolio. Loans held for sale increased by $493,000, from $992,000 at December 31, 2003 to $1.5 million at June 30, 2004. Our investment in life insurance increased $2.8 million to $11.8 million. This insurance provides the Company favorable tax-equivalent returns and helps to offset a portion of the costs of our employee benefit plans.

Total liquid assets, which includes cash and due from banks, interest-earning deposits and investment securities, increased by $15.8 million during the six months, to $58.8 million or 12.9% of total assets at June 30, 2004 versus $43.0 million, or 11.6% of total assets, at December 31, 2003.

Deposits continue to be our primary funding source. At June 30, 2004, deposits totaled $371.5 million, an increase of $74.8 million, or 25.2%, from year-end 2003. This significant increase was primarily due to the utilization of out of market time deposits which offered more favorable interest rates than that of our current market. In addition, we have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB increased by $4.0 million to $40.9 million at June 30, 2004. In addition to the borrowings from the FHLB, we also issued trust-preferred securities during the first quarter of 2004 in the amount of $6.0 million to provide additional capital for current and future expansion.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2004, our shareholders’ equity totaled $27.2 million, an increase of $658,000 from the December 31, 2003 balance. The increase in shareholders’ equity resulted primarily from net income during the period of $1.7 million that was offset by purchases and retirement of our common stock in the amount of $339,000 and unrealized losses on securities available for sale in the amount of $679,000. We anticipate the unrealized loss on these investments to rise as interest rates increase. The majority of these securities are long-term municipal bonds, all of which have high credit ratings. At June 30, 2004, both the Company and the Bank were considered to be “well capitalized” as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended June 30, 2004 and 2003

Net Income. Net income for the three months ended June 30, 2004 was $900,000, an increase of $90,000 from net income of $810,000 for the same three-month period in 2003. Net income per share was $.24 diluted for the three months ended June 30, 2004, up from $.22 diluted for the same period in 2003. We have experienced strong growth, with total assets averaging $466.1 million during the current three-month period as compared to $318.4 million in the prior year period, an increase of $147.8 million, or 46.4%. Increases in net interest income for the quarter ended June 30, 2004 of $696,000 exceeded the increases of $115,000 and $365,000 in the provision for loan losses and in non-interest expenses, respectively. In addition, we have had a reduction in non-interest income in the amount of $131,000 for the quarter ended June 30, 2004.

Net Interest Income. Net interest income increased by $696,000, or 24.0%, to $3.6 million for the three months ended June 30, 2004. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets increased $130.6 million, or 44.6%, during the second quarter of 2004 as compared with the same period in 2003. Our average yield on total interest-earning assets decreased by 89 basis points from 6.28% to 5.39%. Our average total interest-bearing liabilities increased by $133.30 million, or 49.8%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased less than our yield on assets, decreasing 45 basis points from 2.34% to 1.89%. For the three months ended June 30, 2004, our net interest spread was 3.50% and our net interest margin was 3.60%. For the three months ended June 30, 2003, our net interest rate spread was 3.93%, and our net interest margin was 4.14%.

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2004 was $230,000, representing an increase of $115,000, or 100.0%, from the $115,000 provision for the three months ended June 30, 2003. Net loan charge-offs were $74,000 during the three months ended June 30, 2004, as compared with net loan charge-offs in the amount of $55,000 in the same period of 2003. The allowance increased primarily due to our increase in loans, which amounted to $368.2 million at June 30, 2004, an increase of $112.4 million from loans outstanding at June 30, 2003. The level of our non-accrual loans at June 30, 2004 represented .29 % of total loans compared to .27% at December 31, 2003. While the allowance for loan losses increased $150,000 during the quarter to $4.8 million at June 30, 2004, the level of the allowance expressed as a percentage of gross loans decreased from 1.51% at the end of 2003 to 1.30% at the end of the current quarter. This decrease in the allowance relative to our gross loans has been significantly impacted by the continued improvement in the credit quality of loans acquired in the acquisition of another financial institution during 2002. Many of the loans acquired in that business combination had a history of credit issues, which increased the level of the allowance allocated to those loans. Since the business combination, the Company has made a concerted effort to readdress the collateral and cash flow requirements for these loans thereby improving their classifications. This improvement has reduced the level of the allowance necessary for these loans. Management has determined that the allowance for loan losses at June 30, 2004 is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. For the three months ended June 30, 2004, non-interest income decreased $131,000, or 14.2%, to $794,000 from $925,000 for the same period in the prior year. This decrease resulted principally from a decrease in mortgage fee income of $242,000 in 2004 compared to 2003. This decrease was due to a slowdown in the refinancing market resulting from the increasing mortgage rates experienced during the second quarter of 2004.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the three-months ended June 30, 2004, total non-interest expenses increased $365,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $108,000, reflecting the addition of personnel resulting from the full operation of the two new loan production offices that were opened during the later part of 2003, as well as normal compensation increases. In addition, data processing and related supplies expense increased $95,000 from the same period in 2003, primarily due to growth of the Bank. The remaining non-interest expenses had a net increase of $162,000, also attributable to the overall growth of the Company.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 29.41% and 31.93%, respectively, for the three months ended June 30, 2004 and 2003. The tax rate for both periods was below statutory federal and state income tax rates principally as a result the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company owned life insurance.

Results of Operations for the

Six Months Ended June 30, 2004 and 2003

Net Income. Net income for the six months ended June 30, 2004 was $1.7 million, an increase of $117,000 from net income of $1.6 million for the same six-month period in 2003. Net income per share was $.45 diluted for the six months ended June 30, 2004, up from $.42 diluted for the same period in 2003. We have experienced strong growth, with total assets averaging $428.4 million during the current six-month period as compared to $314.5 million in the prior year period, an increase of $113.9 million, or 36.2%. Increases in net interest income for the period ended June 30, 2004 of $1.3 million exceeded the increases of $100,000 and $850,000 in the provision for loan losses and in non-interest expenses, respectively. In addition, we have had a reduction in non-interest income in the amount of $320,000 for the six months ended June 30, 2004.

Net Interest Income. Net interest income increased by $1.3 million, or 23.4%, to $7.0 million for the six months ended June 30, 2004. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets increased $102.8 million, or 35.86%, during the six-month period of 2004 as compared with the same period in 2003. Our average yield on total interest-earning assets decreased by 76 basis points from 6.34% to 5.58%. Our average total interest-bearing liabilities increased by $104.1 million, or 39.81%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased less than our yield on assets, decreasing 50 basis points from 2.41% to 1.91%. For the six months ended June 30, 2004, our net interest spread was 3.67% and our net interest margin was 3.79%. For the six months ended June 30, 2003, our net interest rate spread was 3.93%, and our net interest margin was 4.14%.

Provision for Loan Losses. Our provision for loan losses for the six months ended June 30, 2004 was $350,000, representing an increase of $100,000 from the $250,000 provision we made for the same period in 2003. Our net loan charge-offs were $136,000 during the six months ended June 30, 2004, as compared with net loan recoveries of $54,000 during the same period of 2003. Our allowance increased primarily due to our increase in loans, which amounted to $368.2 million at June 30, 2004, an increase of $112.4 million from loans outstanding at June 30, 2003. The level of our non-accrual loans at June 30, 2004 represented ..29 % of total loans compared to .27% at December 31, 2003. While our allowance for loan losses increased $206,000 during the six-month period to $4.8 million at June 30, 2004, the level of our allowance expressed as a percentage of gross loans decreased from 1.51% at the end of 2003 to 1.30% at the end of the current period. This decrease in the allowance relative to our gross loans has been significantly impacted by the continued improvement in the credit quality of loans acquired in the acquisition of another financial institution during 2002. Many of the loans acquired in that business combination had a history of credit issues, which increased the level of the allowance allocated to those loans. Since the business combination, the Company has made a concerted effort to readdress the collateral and cash flow requirements for these loans thereby improving their classifications. This improvement has reduced the level of the allowance necessary for these loans. Management has determined that the allowance for loan losses at June 30, 2004 is adequate to absorb probable losses inherent in the loan portfolio.

Non-Interest Income. For the six months ended June 30, 2004, non-interest income decreased $320,000, or 18.30%, to $1.4 million from $1.7 million for the same period in the prior year. This decrease resulted principally from a decrease in our mortgage fee income of $494,000 in 2004 compared to 2003. This decrease was due to a slowdown in the refinancing market resulting from the increasing mortgage rates experienced during 2004. Increases of $89,000 in service charges and $74,000 in investment brokerage fees were a result of both deposit and bank growth during the period.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. For the six-months ended June 30, 2004, total non-interest expenses increased $850,000, principally as a result growth achieved from period to period. Salary and employee benefit expenses increased $335,000, reflecting the addition of personnel resulting from the full operation of the two new loan production offices that were opened during the later part of 2003, as well as normal compensation increases. In addition, data processing and related supplies expense increased $233,000 from the same period in 2003, primarily due to growth of the Bank and the new loan production offices. The remaining non-interest expenses had a net increase $282,000, also attributable to the overall growth of the Company.

Provision for Income Taxes. Our provision for income taxes, as a percentage of income before income taxes, was 28.52% and 32.00%, respectively, for the six months ended June 30, 2004 and 2003. Our tax rate for both periods was below statutory federal and state income tax rates principally as a result the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company-owned life insurance.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; investments available for sale; loan repayments; loan sales; deposits, both from our local markets and the wholesale markets; borrowings from the FHLB; and borrowings from correspondent banks under unsecured overnight federal funds credit lines and secured lines of credit. In addition to interest rate-sensitive deposits, the Bank’s primary demand for liquidity is anticipated fundings under credit commitments to customers.

Because of our continued growth, at the end of the second quarter we maintained a relatively high position of liquidity in the form of cash and due from banks, interest-bearing bank deposits and investment securities. These aggregated $58.8 million at June 30, 2004 compared to $43.0 million at December 31, 2003. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $68.6 million from the FHLB of Atlanta, with $40.9 million outstanding at June 30, 2004 and $36.9 million at December 31, 2003. We have increased our borrowings with the FHLB to take advantage of the lower interest rates being offered. All borrowings must be adequately collateralized. During the first quarter of 2004 we issued an additional $6.0 million of trust-preferred securities. This debt obligation also supplements our regulatory capital. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2004, our Tier I risk-based capital ratio was 10.35% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.

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

Part II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity

Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2004 to April 30, 2004	3,452	$17.60	3,452	267,722
May 1, 2004 to May 31, 2004	653	$17.95	653	267,722
June 1, 2004 to June 30, 2004	16,683	$18.11	16,683	250,122

Year-to-date	20,788	$18.02	20,788

The above includes purchases and retirement of common stock by the Company. The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of June 30, 2004, the maximum of stock able to be purchased by the Company amounted to 347,702 shares, with 97,580 shares repurchased.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on May 18, 2004. Of the 3,492,035 shares entitled to vote at the meeting, 2,822,229 voted. The following matters were voted on at the meeting:

Proposal 1: To	elect five members of the Board of Directors for three-year terms until the Annual Meeting of Shareholders in 2007. Votes for each nominee were as follows:

Name	For	Withheld
Lenin J. Peters, MD	2,811,338	10,891
Colon E. Starrett	2,814,980	7,249
Richard F. Wood	2,809,844	12,385
Thomas R. Smith, CPA	2,811,875	10,354
D. Vann Williford	2,814,980	7,249

The following directors continue in office after the meeting: Larry L. Callahan, Richard D. Callicutt II, Joseph M. Coltrane, Jr., W. Groome Fulton, Jr., W. Swope Montgomery, Jr., Robert A. Team, Jr.

Proposal 2: To	ratify the appointment of Dixon Hughes PLLC as the Company’s independent auditors for the year ending December 31, 2004.

For	Against	Abstain
2,808,663	2,246	11,320

Proposal 3: The	approval of the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan.

For	Against	Abstain
2,051,825	116,480	653,924

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit	(3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K—Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit	(3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K—Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit	(4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K—Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit	(10)(i)	Employment Agreement dated as of January 1, 1999 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i) to the Form 10-KSB, filed with the FDIC on April 3, 1999.

Exhibit	(10)(ii)	Employment Agreement dated as of January 1, 1999 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii) to the Form 10-KSB, filed with the FDIC on April 3, 1999.

Exhibit	(10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit	(10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit	(10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit	(11)	Statement Re: Computation of Per Share Earnings, see the information in Note D.

Exhibit	(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit	(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit	(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company filed a report on Form 8-K on May 3, 2004 with the SEC reporting operating results for the quarter ended March 31, 2004.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: August 13, 2004		/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer