Form 10-K
period 2004-12-31
BNC BANCORP
filed 2005-03-31
CIK 1210227

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20579

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number: 000-50128

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Check whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    ☐  YES    ☒  NO

$44,847,538

(Aggregate value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s Common Stock, par value $1.00 per share was sold on June 30, 2004)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,491,821 shares of common stock, no par value, as of March 16, 2005.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders of BNC Bancorp, to be held on May 17, 2005 (the “Proxy Statement”), are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

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

The Bank is a full service commercial bank that was incorporated under the laws of the State of North Carolina on November 15, 1991, and opened for business on December 3, 1991. In June 2002, the Bank acquired Independence Bank located in Kernersville, N.C. The Bank concentrates its marketing and banking efforts to serve the citizens and business interests of the cities and communities located in Davidson, Randolph, Rowan, Forsyth and Guilford Counties. The Bank conducts its business in Davidson County from its corporate headquarters located in Thomasville, North Carolina, an additional branch in Thomasville, and a branch in Lexington, North Carolina. In Randolph County, the Bank has one location in the Archdale-Trinity community; in Forsyth County, the Bank has one location in Kernersville and a mortgage loan office in Winston Salem, North Carolina; in Guilford County, the Bank has one location in Oak Ridge and a commercial loan office in High Point, North Carolina; in Surry County, the Bank has a loan production office in Mt. Airy, North Carolina; and in Rowan County, the Bank has a loan production office in Salisbury, North Carolina. The Kernersville and Oak Ridge branches were acquired through a merger with Independence Bank.

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

Deposits are the primary source of the Bank’s funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public locally and out-of-state by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, noninterest-bearing accounts, and fixed interest rate certificates with varying maturities.

Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors. The Bank’s deposits are obtained both from its primary market area and through wholesale sources throughout the United States. The Bank uses traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.

The Bank’s primary sources of revenue are interest and fee income from its lending activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from its investment portfolio. During the period 2002 to 2004, with interes147t rates being at historic lows on investment securities and other short-term liquid investments, the Bank chose to limit the investment in these short-term investments and focus the majority of the new investment dollars into higher yielding loans and longer term municipal securities. The interest on US Agency securities declined in 2003 and 2004, while the interest on municipal securities increased significantly in both years. The major expenses of the Bank are interest paid on deposits and general administrative expenses such as salaries, employee benefits, advertising and office occupancy.

The Bank has experienced steady growth over its thirteen-year existence. The Bank’s assets totaled $498 million and $372 million as of December 31, 2004 and 2003, respectively. Net Income for the fiscal year ended December 31, 2004 was $3.8 million, or $1.03 per diluted share, compared with $3.4 million, or $0.91 per diluted share, for the fiscal year ended December 31, 2003.

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

As of December 31, 2004, there were 34 branch offices of ten commercial banks located in Thomasville and Lexington (Davidson County); and nine offices of seven commercial banks located in the town of Archdale (Randolph County); 13 offices of 13 commercial banks located in the town of Kernersville (Forsyth County); and two offices of two commercial banks in the town of Oak Ridge (Guilford County). The Bank faces additional competition for investors’ funds from short-term money market securities and other corporate and governmental securities.

Davidson, Randolph, Guilford, Surry and Forsyth Counties are located in the diverse, growing regional of the Piedmont Triad. Lexington, Archdale and Thomasville’s traditional economic base includes furniture and textile manufacturing. Large area employers include Thomasville Furniture Industries, Lexington Furniture Industries, Thomas Built Buses, and Dar/Ran Furniture. Oak Ridge is primarily rural with the economic base consisting of farming and small business. Kernersville’s economic base consists primarily of small businesses. Large employers in Kernersville include Roadway Express, Barco Pruden, Sara Lee Sock Co., Deere Hitachi and Hooker Furniture.

Rowan County is located in the growing Piedmont region of North Carolina between the Charlotte metro market and Winston-Salem, High Point and Thomasville markets. Rowan County offers a premier location for warehouses, manufacturing and distribution facilities because the largest consolidated rail system in the country is centered in the region. Rowan County is home to over 45 freight companies.

Employees

At December 31, 2004, the Bank had 122 full-time and four part-time employees.

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

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2004.

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

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors.

Federal Home Loan Bank System. Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2004, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination which was conducted during December 2004.

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

ITEM 2. PROPERTY

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

Lexington Office: 115 East Center Street, Lexington, NC 27292.

North Thomasville Office relocation: 1323 National Highway, Thomasville, NC 27360.

Kernersville Office: 211 Broad Street, Kernersville, NC 27284.

Oak Ridge Office: 8000 Linville Road, Oak Ridge, NC 27310

High Point Office Site: 801 North Elm Street, High Point, NC 27262.

The total net book value of the Bank’s furniture, fixtures and equipment on December 31, 2004 was $11.8 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as “real estate owned” until it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2004, the Bank had $540,000 of assets classified as real estate owned.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed in the NASDAQ Small-Cap market under the symbol “BNCN”. Trident/McDonald Co., Ryan Beck & Co., Raymond James & Associates, Monroe Securities, Scott and Stringfellow, Inc., and Sandler O’Neill are the market makers in the Company’s stock. The following firm is not a market maker; however, they do attempt to match-up buyers and sellers through their local offices: Wachovia Securities.

Table 19 following this discussion presents the over-the-counter market quotations for the Company’s common stock for the years ended December 31, 2004 and 2003. For the periods prior to the Reorganization, the quotes relate to the Bank’s common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2004, the Company had approximately 1,191 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

See “ITEM 1. DESCRIPTION OF BUSINESS — Supervision and Regulation” above for regulatory restrictions which limit the ability of the Bank to pay dividends. The Company paid a cash dividend of $0.14 and $0.11 per share of common stock on a split adjusted basis on February 26, 2004 and February 28, 2003, respectively. The Company paid a 10% stock dividend on September 15, 2003 to all holders of common stock on September 1, 2003. In addition, on December 27, 2004, the Company declared a cash dividend of $0.16 per share of common stock that was paid on March 11, 2005.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1, 2004 to October 31, 2004	—	$—	—	240,147
November 1, 2004 to November 31, 2004	—	$—	—	240,147
December 1, 2004 to December 31, 2004	14,284	$17.10	14,284	225,863

Year-to-date	14,284	$17.10	14,284

The above includes purchases and retirement of common stock by the Company. The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of December 31, 2004, the maximum of stock able to be purchased by the Company amounted to 348,000 shares, with 122,137 shares repurchased.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth our historical consolidated financial data and operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Item 1. Business,” “Item 7”. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in “Item 8. Consolidated Financial Statements and Supplemental Data.” (Dollars in thousands, except share and per share data).

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Total interest income	$23,171	$18,024	$15,929	$15,121	$14,023
Total interest expense	8,029	6,074	5,918	7,356	6,977

Net interest income	15,142	11,950	10,011	7,765	7,046
Provision for loan losses	1,190	520	820	815	500

Net interest income after provision	13,952	11,430	9,191	6,950	6,546
Noninterest income	3,190	3,379	2,348	1,461	780
Noninterest expense	11,863	10,034	7,772	5,654	4,908

Income before income taxes	5,279	4,775	3,767	2,757	2,418
Provision for income taxes	1,474	1,368	1,157	842	802

Net income (loss)	$3,805	$3,407	$2,610	$1,915	$1,616

Per Share Data: (6)
Earnings per share - basic	$1.09	$0.97	$0.78	$0.61	$0.52
Earnings per share - diluted	1.03	0.91	0.75	0.58	0.48
Cash dividends paid	0.14	0.11	—	—	—
Market price
High	18.50	17.74	11.14	11.36	11.82
Low	15.55	9.64	7.73	8.18	8.18
Close	18.00	16.50	10.91	9.14	9.46
Tangible book value	7.33	6.61	6.12	6.01	5.40

Weighted average shares outstanding:
Basic	3,482,700	3,530,331	3,358,535	3,162,127	3,129,510
Diluted	3,708,857	3,733,186	3,500,175	3,316,110	3,341,159
Year-end shares outstanding	3,480,548	3,492,035	3,552,368	3,200,313	3,136,297

Selected Year-End Balance Sheet Data:
Total assets	$497,549	$372,281	$306,636	$210,353	180,695
Loans	420,838	303,732	233,180	172,189	140,965
Allowance for loan losses	5,361	4,598	4,306	2,292	1,845
Goodwill	3,423	3,423	3,423	—	—
Deposits	391,480	296,742	259,546	170,455	147,894
Short-term borrowings	28,275	12,535	3,783	3,143	1,929
Long-term debt	45,496	34,000	16,000	16,000	13,000
Shareholders’ equity	29,037	26,493	25,169	19,222	16,949

Selected Average Balances:
Total assets	$442,087	$331,907	$255,988	$197,657	$166,957
Loans, including loans held for sale	365,377	257,402	203,333	158,019	126,897
Total interest-earning assets	408,385	299,033	232,263	182,163	155,247
Deposits, interest-bearing	321,590	240,325	184,662	141,219	135,191
Total interest-bearing liabilities	378,563	274,007	206,172	159,316	131,724
Shareholders’ Equity	28,011	26,734	22,386	18,242	15,757

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

(Continued)

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
Selected Performance Ratios:
Return on average assets	0.86%	1.03%	1.02%	0.97%	0.97%
Return on average equity	13.58%	12.74%	11.66%	10.50%	10.26%
Net interest spread (1)	3.72%	3.95%	4.10%	3.78%	3.83%
Net interest margin (2)	3.87%	4.14%	4.42%	4.35%	4.63%
Noninterest income to total revenue (5)	17.40%	22.04%	19.00%	15.84%	9.97%
Noninterest income to average assets	0.72%	1.02%	0.92%	0.74%	0.47%
Noninterest expense to average assets	2.68%	3.02%	3.04%	2.86%	2.94%
Efficiency ratio	64.71%	65.46%	62.89%	61.28%	62.71%
Dividend payout ratio	12.84%	11.40%	0.00%	0.00%	0.00%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.08%	0.27%	0.73%	0.16%	0.12%
Allowance for loan losses to period-end loans	1.27%	1.51%	1.85%	1.33%	1.31%
Allowance for loan losses to nonperforming loans	1614.76%	550.66%	253.29%	807.04%	1085.29%
Nonperforming assets to total assets (3)	0.18%	0.27%	0.55%	0.14%	0.09%
Net loan charge-offs to average loans	0.12%	0.09%	0.49%	0.23%	0.10%

Capital Ratios: (4)
Total risk-based capital	10.79%	10.16%	9.85%	12.30%	13.44%
Tier 1 risk-based capital	9.55%	8.91%	8.60%	11.05%	12.12%
Leverage ratio	8.66%	7.94%	7.33%	9.70%	10.15%
Equity to assets ratio	5.84%	7.12%	8.21%	9.14%	9.38%
Tangible equity to assets ratio	5.16%	6.22%	7.13%	9.14%	9.38%
Dividend payout	14.65%	0.26	—	—	—

Other Data:
Number of full service banking offices	7	6	6	4	4
Number of limited service lending offices	3	3	—	—	—
Number of full time equivalent employees	122	106	94	63	51

(1)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.
(3)	Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.
(4)	Capital ratios are for the bank.
(5)	Total revenue consists of net interest income and non-interest income.
(6)	All per share data has been restated to reflect the dilutive effect of a stock split effected in the form of a 10% stock dividend in 2003 and 25% stock dividends in 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in understanding and evaluating of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report. Additional discussion and analysis related to fiscal 2004 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively.

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

The Company is a one-bank holding company incorporated under the laws of North Carolina to serve as the holding company for the Bank. The Company acquired all of the outstanding capital stock of the Bank on December 16, 2002. The Bank is a full service commercial bank that was incorporated under the laws of the State of North Carolina on November 15, 1991, and opened for business on December 3, 1991. The Bank concentrates its marketing and banking efforts to serve the citizens and business interests of the cities and communities located in Davidson, Randolph, Guilford, and Forsyth Counties. See “PART I, ITEM 1 — BUSINESS” for an overview of the business operations of the Company and the Bank.

EXECUTIVE SUMMARY

Growth, Expansion, and Funding Trends. In early 2003, with interest rates at historical lows and mortgage loan origination income at record highs, management adopted a twelve to twenty-four month strategy to grow net interest income sufficient to offset an expected decline in mortgage origination income.

With the leadership of our Chief Operating Officer, the company opened its first commercial loan production office in High Point, North Carolina. High Point was a natural fit for the Company, since the Company’s Chief Operating Officer was a native and current resident, and many civic and business leaders of High Point had been very instrumental to the development and success of our Bank, not only as customers, but as shareholders, directors and incorporators. The Company’s Chairman, W. Groome Fulton, Jr. is a High Point native, as are several current and former members of the board of directors, including: Dr. Lenin J. Peters, D. Vann Williford, Dr. Lloyd M. Higgins, Richard F. Wood, and Bob M. Burleson. With the help of two additional bankers with experience in the High Point market, this office, opened in June of 2003, finished 2004 with loans outstanding well ahead of our initial projections.

With the reception and success that our loan production office in High Point enjoyed, management continued its search for seasoned commercial lenders of high character in attractive, contiguous markets. In September of 2003, we introduced three bankers in the Salisbury, North Carolina market and opened our second commercial loan production office. The Salisbury loan production office ended 2004, just as in High Point, with total loans outstanding exceeding our initial projections.

These markets posed new opportunities and challenges for the Company. With the Salisbury market being in the heart of one of the fastest growing areas in North Carolina, the growth opportunities were obvious. However, the challenges were just as ominous. This market and surrounding lending area was the first where the Company had no Board representation and the first outside of the familiar Piedmont/Triad region.

Realizing that the credit administration and risk management functions of the Bank were going to be challenged from a growing volume of loan requests from these new markets where we have limited institutional experience, management made a commitment to the staffing, technology, and reorganization of these areas in 2003 and 2004.

In addition to contributing to a 38.9% and 30.3% growth in the loan portfolio, net of allowance for loan losses, in 2004 and 2003, respectively, the expansion over the past two years also served another vital function. It provided greater diversification of our loan portfolio into markets less dependent on manufacturing.

With the large growth in the Company’s loan portfolio experienced over an 18 month period, it was imperative that the pricing characteristics of this new growth compliment that of the existing portfolio. With rates at or near historical lows, management determined that it was in the long-term best interest of our shareholders to emphasize variable rate pricing. We strategically avoided locking in a large volume of fixed rate loans at or near historically low levels. The company’s loan portfolio, net of allowance for loan losses, increased by $116.3 million and $70.6 million in 2004 and 2003, respectively, while loans having variable rate pricing increased by $212.4 million over that period compared to a $24.7 million decline in loans having fixed rate pricing. The high percentage of loans with variable rate pricing has resulted in a short-term decline in our yield on loans, and ultimate reduction in our net interest margin in both 2004 and 2003.

The loan production model also posed another major challenge to our Company. Without a retail deposit base at either of these locations, funding in our traditional manner would have been excessively expensive and virtually impossible. The Company turned to the wholesale deposit markets as its primary funding vehicle during the fourth quarter of 2003 and all of 2004. The wholesale deposit markets served two major functions for our Company: 1) Availability, and 2) Term Selection. Unlike the Company’s local markets where investors are often reluctant to invest in CD’s with terms greater than 12 months, the Company was able to obtain CD funding through the wholesale markets with terms ranging from six months to ten years at rates highly competitive with those quoted in our local markets.

With interest rates on CD’s being near historically low levels, management felt it prudent to use the wholesale market to lock in some longer term fixed rate funding for terms of 18 months to 5 years. As of December 31, 2004, the Company had $102.7 million in wholesale CD’s outstanding, of which, there is $49.3 million at an average rate of 2.09% maturing in 2005, $29.5 million with an average rate of 2.91% maturing in 2006, and $23.9 million maturing after 2006 with an average rate of 3.61%. In addition to wholesale CD’s, the Company has $29 million in long-term borrowings through the FHLB in Atlanta with maturities in 2010 to 2013 with an average rate of 4.47%. While we believe this to be a strategy that will be beneficial to our shareholders long-term, locking in longer term fixed rates on the deposit side contributed to the decline in the Company’s net interest margin in both 2004 and 2003.

Despite a decline in the Bank’s net interest margin from 4.14% in 2003 to 3.87% in 2004, the Bank’s net interest income increased 26.7%, or $3.2 million in 2004 compared to 2003. By accepting a slightly smaller net interest margin, the Bank was able to accelerate the growth of our loan portfolio, price our loans and deposits to take advantage of future rate increases, and still report record increases in our net interest income. Each of these results was expected as part of the strategic plan implemented during 2003.

With assets growing at a compounded annual rate of 33% over the past three years, it was imperative that part of our strategic plan be devoted to capital planning. As noted in prior reports, the Company has utilized alternative forms of regulatory capital to supplement our shareholders’ equity in order to remain well capitalized for regulatory purposes. The Company has issued three blocks of 30 year variable rate junior subordinated debentures to its wholly owned capital trusts: $5.2 million in April of 2003 priced at 3 month libor + 3.25%; $6.2 million in September of

2003 priced at 3 month libor + 2.80%; and $5.2 million in September of 2004 priced at 3 month libor + 2.40%. These debentures fully and unconditionally guarantee the preferred securities issued by the trust. These debentures are classified as long-term debt on our Company’s financial statements.

During 2004, in addition to increases in long-term debt, total shareholders’ equity increased by $2.5 million, or 9.6%. The Company reported net income of $3.8 million, accrued $568,000 for cash dividends declared in December 2004 which were paid in March of 2005, and repurchased stock amounting to $752,000 as part of the stock repurchase plan approved by the Board of Directors. The Company repurchased 43,357 shares on the open market, at prices and block sizes in accordance with the provisions of the stock repurchase plan and relevant securities laws. All capital ratios continue to place the Bank in excess of the minimum required to be deemed a “well-capitalized” bank by regulatory measures.

The Bank has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities available for sale, ended the year in the aggregate at $45.9 million, or 9.2% of total assets. The Bank, as a member of the FHLB, has an investment of $3.0 million in FHLB stock. The Bank’s investment in premises and equipment increased by $2.0 million as a result of the cost of building our full service office in High Point and the cost of the land for our full service office in Salisbury. As part of the acquisition of Independence Bank, the Company recorded goodwill of $3.4 million which is not amortizable. The $154,000 in core deposit intangible associated with that transaction has a carrying balance of $80,000 at December 31, 2004 The core deposit intangible asset is being amortized into expense over ten years.

Net Interest Margin Trends. With rates at historically low levels, the Bank made a conscious decision to limit the growth of our fixed rate loan portfolio. While these fixed rate credits provide short term spread, they could have a detrimental impact as the Federal Reserve increases short-term rates to levels reached during the previous interest rate cycle. In 2004, the Bank reported total loan growth of over $117.1 million. During the year, variable rate loans increased by $131.6 million, while fixed rate loans declined by $14.5 million. As would be expected, in this low interest rate environment, the market rate for variable rate loans is markedly less than the rates being charged on fixed rates loans. This has resulted in the Bank’s yield on earning assets declining as the mix of the portfolio shifts more towards the lower yielding variable rate product.

The funding for the loan growth in 2004 came primarily from one area; wholesale funding sources. On the wholesale funding side, management and the Board of Directors decided to lock in intermediate term funding costs at historically low interest rates by raising funds through the wholesale markets in terms ranging from 18 months to five years. These longer term time deposits and term borrowings from the FHLB served two purposes. One, they offset the interest rate risk associated with the fixed rate loans and long-term municipal securities that the Bank holds on its balance sheet; and two, they lengthened the average maturity of our term funding sources in anticipation of the Federal Reserve raising short-term rates consistently and aggressively. It is management and the Board’s belief that this action is in the Company’s best interest both from a prudence and strategic perspective. This longer term wholesale funding carries higher rates than that of very short term funding. This strategy has also contributed to a reduction in the Bank’s net interest margin in the short-term.

During 2004, the Company experienced an expected decline in mortgage origination income. With mortgage rates rising slightly, the refinance volume declined significantly, resulting in a decrease in mortgage fee income from $1.3 million in 2003 to $526,000 in 2004. The income derived from the mortgage department is very rate sensitive, as evidenced in 2004.

As management and the Board looks to 2005, it is uncertain how long the Federal Reserve will continue to raise short-term interest rates and at what pace. If the Federal Reserve continues on their “measured” approach, and short-term rates gradually increase 25 basis points every six weeks, the Company is well positioned to report double-digit percentage gains in net interest income in 2005.

Management and the Board remain convinced that the asset liability strategy discussed previously will benefit the Company over the next three to five year period and is consistent with proven results of the past.

FINANCIAL CONDITION

DECEMBER 31, 2004 AND 2003

The most significant factor affecting the Bank’s growth in 2004 was the $116.3 million increase in net loans. This total increase was composed principally of an increase of $107.7 million in loans secured by real estate other than construction, an increase of $37.2 million in loans secured by construction purpose real estate and a decline of $27.6 million in commercial and industrial loans. The Bank has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities available for sale, ended the year in the aggregate at $45.9 million, or 9.2% of total assets. The Bank, as a member of the FHLB, has an investment of $3.0 million in FHLB stock. The Bank’s investment in premises and equipment increased by $2.0 million as a result of the cost of building our full service office in High Point and the cost of the land for our full service office in Salisbury. As part of the acquisition of Independence Bank, the Company recorded goodwill of $3.4 million which is not amortizable. The $154,000 in core deposit intangible associated with that transaction has a carrying balance of $80,000 at December 31, 2004 The core deposit intangible asset is being amortized into expense over ten years.

Funding to support higher total assets held at year-end was provided by an increase of $94.7 million in deposit accounts, an increase of $15.7 million in short-term borrowings, and an increase of $11.5 million in long-term debt. The increase in deposit accounts was due to an increase of $92.5 million in certificates of deposit. Large denomination certificates of deposit increased by $83.4 million in 2004, and at year-end included $102.7 million in large denomination certificates of deposit obtained through the wholesale markets. These certificates had maturities ranging from six months to five years at rates at or below those being quoted in the local markets at the time of closing. Smaller denomination time deposits, which come primarily from within our local markets, increased by $9.0 million.

During 2004, total shareholders’ equity increased by $2.5 million, or 9.6%. The Company reported net income of $3.8 million, accrued $568,000 for cash dividends declared in December 2004 which were paid in March of 2005, and repurchased 43,357 shares of stock amounting to $752,000 as part of the stock repurchase plan approved by the Board of Directors. The stock was repurchased on the open market, at prices and block sizes in accordance with the provisions of the stock repurchase plan and relevant securities laws. All capital ratios continue to place the Bank in excess of the minimum required to be deemed an adequately-capitalized bank by regulatory measures.

In 2004, as well as 2003, the Company utilized alternative forms of regulatory capital to supplement our shareholders’ equity in order to remain “well capitalized” for regulatory purposes. The Company has issued three blocks of 30 year variable rate junior subordinated debentures to its wholly owned capital trusts: $5.2 million in April of 2003 priced at 3 month libor + 3.25%; $6.2 million in September of 2003 priced at 3 month libor + 2.80%; and $5.2 million in September of 2004 priced at 3 month libor + 2.40%. These instruments are classified as long-term debt on our Company’s financial statements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Overview. The Company reported net income of $3.8 million or $1.03 per diluted share for the year ended December 31, 2004, as compared with net income of $3.4 million or $0.91 per diluted share for 2003, an improvement of $398,000 or $0.12 per diluted share. Net interest income increased by $3.2 million, or 26.7%, in 2004, while non-interest income decreased by $189,000, or 5.6%. The net increases in income exceeded the $1.9 million increase in non-interest expenses, which totaled $11.9 million in 2004 as compared with $10.0 million in 2003.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2004 and 2003, average interest-earning assets were $408.4 million, and $299.0 million, respectively. During these same years, the Bank’s tax effected net yields on average interest-earning assets were 3.87% and 4.14%, respectively. The decline in the net interest margin from 2003 to 2004 was due primarily to two factors:

The Company’s loan portfolio, which grew by $116.3 million during 2004, had its variable rate portfolio increase by $131.6 million, which carries a lower rate than comparable loans with a fixed rate of interest. The fixed rate loan portfolio actually decline during 2004 by $14.5 million. The disadvantage associated with the lower rates on variable rate loans are weighted against the positives associated with the ability of these variable rate loans to reprice upwards as rates increase. In order to provide future pricing mobility of these loans, considering the historically low interest rate environment in which the Bank operated during 2004, the majority of loans originated in 2004 carried variable rate pricing.

The Bank experienced a flat year in terms of growth in the non-interest bearing demand account balances. This area provides the Bank with interest free money to supplement and offset the costs associated with fully funding loans through time deposits. With no growth in the non-interest bearing sector, the Bank was very dependent on growth from the wholesale funding sector. The Bank utilized the wholesale funding markets to increase wholesale time deposits with terms of 12 months to 60 months by $69.7 million in 2004, while short-term advances from the FHLB that reprice daily increased by $10.9 million.

Table 2 and Table 3 following this discussion, “Average Balances and Net Interest Income” and “Volume and Rate Analysis,” respectively, presents an analysis of the Bank’s net interest income and rate/volume activity for 2004 and 2003.

As described above, the primary component of earnings for the Bank is net interest income. Net interest income increased to $15.1 million for the year ended December 31, 2004, a $3.2 million or 26.7% increase from the $12.0 million earned in 2003. Total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields cause by a remix of our loan pricing throughout the year. Average total interest-earning assets increased $109.4 million, or 36.6%, during 2004 as compared to 2003, while the average yield dropped by 33 basis points from 6.17% to 5.84%. Average total interest-bearing liabilities increased by $104.6 million, or 38.2%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 10 basis points from 2.22% to 2.12%. With both yield on earning assets and cost of interest-bearing liabilities declining, the Bank’s net interest margin also declined by 27 basis points. For the year ended December 31, 2004 the net interest margin was 3.87%, while for the year ended December 31, 2003, the net interest margin was a slightly higher 4.14%.

Provision for Loan Losses. The Bank recorded a $1.2 million provision for loan losses in 2004, representing an increase of $670,000 from the $520,000 provision made in 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2004 and 2003 the provision for loan losses was made principally in response to growth in loans, as net loan growth totaled $116.3 million in 2004 and $70.6 million in 2003. The allowance for loan losses, as a percentage of loans outstanding, declined from 1.51% at the beginning of 2004 to 1.27% at the end of the year. At December 31, 2004, the allowance for loan losses was $5.4 million, an increase of $763,000, or 16.6% from the $4.6 million at the end of 2003. The allowance represents 1.27% and 1.51%, respectively, of loans outstanding at the end of 2004 and 2003. At December 31, 2004 and 2003, the Bank had $332,000 and $835,000 in nonaccrual loans, respectively. The nonaccrual balance at December 31, 2004 has been written down to a balance that management believes is collectible under normal market conditions. Net loan charge-offs for 2004 were $427,000, or 0.12% of average loans outstanding during the year.

Non-Interest Income. Non-interest income decreased to $3.2 million for the year ended December 31, 2004 as compared with $3.4 million for the year ended December 31, 2003, a decrease of $189,000 or 5.6%. Since inception, the Bank has actively pursued additional non-interest income sources outside of traditional banking operations, including income from our investment service operations and our mortgage origination department. The fee income from the Company’s mortgage origination unit decreased in 2004 to $526,000 from $1.3 million in 2003. The historically low rates on conventional mortgage loans during the two year period ending in the fourth quarter of 2003 caused mortgage origination income from refinancing activity to reach unsustainable levels. Mortgage origination volumes declined to more normal levels in 2004, resulting in a significant decline in mortgage fee income. In early 2004, the Bank began to offer sub-prime mortgage products as a way of supplementing our product mix and expanding our revenue sources. These mortgages are underwritten and approved by a correspondent bank, and the Bank obtains a written commitment to sell these loans prior to relaying the commitment to the customer. While there is generally greater risk associated with sub-prime lending, since the Bank is not involved in underwriting decisions and closes these loans on a pre-sold basis, the risk to the Bank is minimized significantly. Service charges on deposits and other services in 2004 were $1.7 million, an increase of $212,000, or 14.4%, when compared to the $1.5 million in 2003. This increase was essentially growth related. Table 4 following this discussion presents a comparative analysis of the components of non-interest income.

Non-Interest Expenses. Non-interest expenses totaled $11.9 million for the year ended December 31, 2004, an increase of $1.9 million over the $10.0 million reported for 2003. Substantially all of this increase resulted from the Bank’s growth and development during 2004 and 2003, including the opening of loan production offices in both Salisbury and High Point, and the costs of advancing technology needed to make our branch delivery system customer friendly. Personnel costs increased by $863,000 or 14.4%, with the majority of this increase attributable to paying the salaries of the lenders and support staff at the two new loan production offices opened in 2003, and the hiring of the staff for the High Point office expected to open in early 2005. In addition, with the Bank experiencing asset growth of 33.6% for the year, the necessary support staff also increased. Table 5 following this discussion presents a comparative analysis of the components of non-interest expenses.

Income Taxes. The provision for income taxes of $1.5 million in 2004 and $1.4 million in 2003 represents 27.9% and 28.7%, respectively, of income before income taxes. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax exempt income from municipal bonds and bank-owned life insurance.

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

(1.) A greater percentage of its new loans in 2003 were variable based, which carries a lower rate than comparable loans with a fixed rate of interest. The disadvantage associated with the lower rates on variable rate loans are weighted against the positives associated with the ability of these variable rate loans to reprice upward in the event market rates increase. In order to provide future pricing mobility of these loans, considering the historically low interest rate environment in which the Bank operated during 2003, the majority of loans originated in 2003 carried variable rate pricing.

(2.) The Bank experienced a flat year in terms of growth in the non-interest bearing demand account balances. This area provides the Bank with interest free money to supplement and offset the costs associated with fully funding loans through time deposits. With no growth in the non-interest bearing sector, the Bank was very dependent on growth from the premium money market and wholesale funding sectors. With rates at historically low levels, the Bank utilized the wholesale funding markets to raise $21 million in wholesale time deposits with terms of 18 to 60 months, and $15 million in FHLB advances with terms of 24 to 60 months. These longer term funds reduced the Bank’s net interest margin in the short-term. If rates rise in the future, these longer term funds could serve to enhance the Bank’s net interest margin during future periods.

Table 2 and Table 3 following this discussion, “Average Balances and Net Interest Income” and “Volume and Rate Analysis,” respectively, presents an analysis of the Bank’s net interest income and rate/volume activity for 2004 and 2003.

As described above, the primary component of earnings for the Bank is net interest income. Net interest income increased to $11.6 million for the year ended December 31, 2003, a $1.9 million or 19.4% increase from the $10.0 million earned in 2002. Total interest income benefited from strong growth in the level of average earning assets, which offset lower asset yields cause by declining interest rates throughout the year. The rates earned on a significant portion of the Bank’s loans adjust immediately when index rates such as the prime rate change. Conversely, most interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate reductions will generally result in an immediate drop in the Bank’s interest income on loans, with a more delayed impact on interest expense because reductions in interest costs will only occur upon renewals of certificates of deposit or borrowings. Average total interest-earning assets increased $66.8 million, or 28.8%, during 2003 as compared to 2002, while the average yield dropped by 80 basis points from 6.97% to 6.17%. Average total interest-bearing liabilities increased by $67.8 million, or 32.9%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 65 basis points from 2.87% to 2.22%. With both yield on earning assets and cost of interest-bearing liabilities dropping dramatically, the Bank’s net interest margin also declined by 28 basis points. For the year ended December 31, 2003 the net interest margin was 4.14%, while for the year ended December 31, 2002, the net interest margin was a slightly higher 4.42%.

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

LIQUIDITY

The Bank’s sources of funds are deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2004, the Bank had credit availability with the FHLB of approximately $74.6 million, with $50.9 million outstanding at December 31, 2004.

Total deposits were $391.5 million, and $296.7 million at December 31, 2004 and 2003, respectively. As a result of the Company’s loan growth exceeding local deposit growth, the Bank utilized its wholesale funding sources, such as borrowings from the FHLB and the wholesale CD market. Due to the availability of funds and a wide range of terms available in the wholesale CD market, the Bank raised $69.7 million in out-of-market time deposits. At December 31, 2004 and 2003 time deposits represented 52.6% and 38.2%, respectively, of the Company’s total deposits. Certificates of deposit of $100,000 or more represented 34.4% and 17.3%, respectively, of the Bank’s total deposits at December 31, 2004 and 2003. At December 31, 2004, the Company had no funds from public municipalities and $102.7 million in wholesale time deposits. Management believes that most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Bank will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, municipal securities and mortgage-backed securities.

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6 following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2004.

CAPITAL RESOURCES

At December 31, 2004 and 2003, the Company’s tangible shareholders’ equity totaled $25.5 million and $23.0 million, respectively. The Company’s tangible equity to asset ratio on those dates was 5.16% and 6.22%, respectively. These ratios are above regulatory minimums necessary to be classified as well-capitalized, and show continued effort in our plan to leverage tangible equity capital to better enhance our return on average tangible equity. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1 - DESCRIPTION OF BUSINESS” — Supervision and Regulation.”

All capital ratios place the Bank in excess of the minimum required to be deemed adequately capitalized by regulatory measures. During 2002, the Bank’s Total Capital to Risk Weighted Assets ratio fell below the 10% threshold to be considered a well-capitalized institution as a result of the high concentration of cash paid in the Independence transaction. The Company’s wholly owned capital trust issued $5.0 million in trust preferred securities during the first half of 2003 to re-establish the Bank’s capital levels to well-capitalized. In 2004, the Company’s capital trusts issued $11.0 million of 30 year trust preferred securities to augment regulatory Tier I and Tier II capital. The Bank’s Tier I Leverage ratio as of December 31, 2004 and 2003 was 8.60% and 7.94%, respectively.

Note O to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of December 31, 2004. With the anticipated issuance of additional trust preferred securities, to be treated as Tier II capital, after December 31, 2004, management expects that the Bank will remain “well-capitalized” for regulatory purposes throughout 2005, although there can be no assurance that the Bank will not fall into the “adequately-capitalized” classification.

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

When suitable lending opportunities are not sufficient to utilize available funds, the Bank has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, mortgage-backed securities and securities issued by local governmental municipalities. The securities portfolio contributes to the Bank’s, and thus the Company’s profits, and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, yield, liquidity, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits or as collateral for FHLB advances.

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

Based on the results of the income simulation model as of December 31, 2004, looking forward for 12 months, the Bank would expect an increase in net interest income of $1.7 million if interest rates increase from current rates by 300 basis points and a decrease in net interest income of $990,000 if interest rates decrease from current rates by 300 basis points. When factoring in other interest sensitive revenues and costs, such as the income derived from mortgage originations, the effect of a 300 basis point rise will produce a net increase in interest sensitive income of $1.3 million, while a decline in rates of 300 basis points will result in a reduction in interest sensitive income of $600,000.

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

Table 7 following this discussion, “Interest Rate Sensitivity Analysis” sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and place in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and have been placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

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

Table 9 following this discussion presents, at December 31, 2004, (i) the aggregate maturities or repricings of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature or reprice after one year.

Commercial Loans. Commercial business lending is a major focus of the Bank’s lending activities. At December 31, 2004, the Bank’s commercial and industrial loan portfolio equaled $58.1 million or 13.8% of total loans, as compared with $85.8 million or 28.2% of total loans at December 31, 2003. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by real estate, which are categorized as real estate loans. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

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

Residential real estate loans amounted to $151.6 million and $137.0 million at December 31, 2004 and 2003, respectively. The Bank’s residential mortgage loans are generally secured by properties located within the Bank’s market area. Many of the residential mortgage loans that the Bank makes are originated for the account of third parties. Such loans are classified as loans held for sale in the financial statements. The Bank receives fees for each such loan originated, with such fees aggregating $526,000 for the year ended December 31, 2004 and $1.3 million for the year ended December 31, 2003. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties.

Commercial real estate loans totaled $192.4 million and $63.0 million at December 31, 2004 and 2003, respectively. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

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

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. The Bank accounts for loans on a nonaccrual basis when it has serious doubts about the ability to collect principal or interest in full. Generally, the Bank’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rates when management anticipates that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which management has serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the Bank’s allowance for loan losses. At December 31, 2004, the Bank had identified $332,000 in nonaccrual loans, down from $835,000 at the end of 2003.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2004 and 2003, there were $540,000 and $177,000, respectively, in assets classified as real estate owned.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In addition, on a quarterly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from the Bank’s history of operations. In addition to the Bank’s history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2004 or 2003.

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

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent from 2000 through 2004. For the four fiscal years 2000 through 2003, the Bank’s loan loss experience has seen net loan charge-offs in each year of range from 0.09% to 0.49% of average loans outstanding. For 2004 net charge-offs were 0.12% of average loans outstanding as compared to .09% in the prior year. The Bank’s allowance for loan losses at December 31, 2004 of $5.4 million represents 1.27% of total loans outstanding, excluding loans held for sale. The Bank’s allowance for loan losses at December 31, 2003 of $4.6 million represents 1.51% of total loans outstanding, excluding loans held for sale. This decrease in the allowance relative to our gross loans has been significantly impacted by the continued improvement in the credit quality of loans acquired in the acquisition of another financial institution during 2002. Many of the loans acquired in that business combination had a history of credit issues, which increased the level of the allowance allocated to those loans. Since the business combination, the Company has made a concerted effort to readdress the collateral and cash flow requirements for these loans thereby improving their classifications. This improvement has reduced the level of the allowance necessary for these loans. Management has determined that the allowance for loan losses at December 31, 2004 is adequate to absorb probable losses inherent in the loan portfolio.

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

Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an adjustment to the allowance for loan losses. No regulatory agency asked for a change in our allowance for loan losses during 2004 or 2003. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Bank’s and the Company’s financial condition and results of operations.

Bank of North Carolina’s primary markets, including the counties of Davidson, Guilford, Randolph, Forsyth, Surry and Rowan, have historically been very heavily concentrated in textile, furniture, and heavy manufacturing. With the competition from overseas, these industries have experienced significant plant closings and layoffs in our markets. To this point, the retraction in the manufacturing base has had a minimal impact on our loan quality. However, if this trend continues, it could negatively impact the Bank’s asset quality.

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

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, all of which are available for sale, consists primarily of securities issued by local governmental municipalities, U.S. government agency securities, and mortgage-backed securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify all investment securities as available for sale. Table 13 following this discussion summarizes securities available for sale.

Table 14 following this discussion summarizes the amortized costs, fair values and weighted average yields of securities available-for-sale at December 31, 2004, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2004, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

SOURCES OF FUNDS

Deposit Activities. The Bank provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. During 2004, the Bank had net growth of approximately $69.7 million in wholesale time deposits. This compares to $33.0 million of net growth in 2003. With rates at historically low levels, the Bank chose to extend the average term of our time deposit portfolio. In general, investors in the local markets are not interested in time deposits with terms of two years and longer. The wholesale markets provide a very efficient source of long term funding at rates well below those quoted at the local level.

Borrowings. Borrowings provide an additional source of funding for the Bank. The Bank may purchase federal funds through unsecured federal funds guidance lines of credit totaling $6.0 million at December 31, 2004. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Bank had no outstanding balance on the line of credit as of December 31, 2004 and 2003.

As an additional source of borrowings the Bank utilizes securities sold under agreements to repurchase, with balances outstanding of $4.9 million and $4.6 million at December 31, 2004 and 2003, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

The Bank also uses advances from the FHLB of Atlanta under a line of credit equal to 15% of the Bank’s total assets ($74.6 million at December 31, 2004). Outstanding advances totaled $50.9 million and $36.9 million at December 31, 2004 and 2003, respectively. These advances are secured by a blanket floating lien on qualifying first mortgage loans. A more detailed analysis of the Bank’s FHLB advances is presented in Note F and Note G to the consolidated financial statements.

Table 15 following this discussion sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

Table 16 following this discussion sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2004.

Table 17 following this discussion sets forth for the periods indicated information regarding the Company’s borrowed funds.

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank’s asset/liability management function.

Table 7 following this discussion sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are projected to reprice or mature in each of the future time periods shown.

Table 18 following this discussion presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2004.

QUARTERLY FINANCIAL INFORMATION

Table 19 following this discussion sets forth, for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with our consolidated financial statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note A to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $193,000, $25,000, and $143,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

Information about our off-balance sheet risk exposure is presented in Note P to the accompanying consolidated financial statements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, our SPE activity is limited to our capital trust subsidiaries: BNC Bancorp Capital Trust I, BNC Bancorp Capital Trust II & BNC Bancorp Capital Trust III, which in aggregate issued 16,000,000 Trust Preferred Securities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” under item 7.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item is filed herewith.

BNC Bancorp

Table 2

Average Balances and Net Interest Income

($ in thousands)

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:

Loans, net (1)	$365,377	$21,531	5.89%	$257,402	$16,597	6.45%
Investment securities, tax effected (2)	32,896	2,129	6.47%	29,489	1,694	5.74%
Interest-earning balances	8,090	102	1.26%	10,731	117	1.09%
FHLB stock	2,022	92	4.55%	1,411	45	3.19%

Total interest-earning assets	408,385	23,854	5.84%	299,033	18,453	6.17%

Other assets	33,702			32,874

Total assets	$442,087			$331,907

Interest-bearing liabilities:

Deposits:
Demand deposits	145,606	2,186	1.50%	122,886	2,051	1.67%
Savings deposits	10,619	21	0.20%	10,382	26	0.25%
Time deposits	165,365	3,829	2.32%	107,057	2,691	2.51%
Borrowings	56,973	1,993	3.50%	33,682	1,306	3.88%

Total interest-bearing liabilities	378,563	8,029	2.12%	274,007	6,074	2.22%

Non-interest-bearing deposits	32,881			29,067
Other liabilities	2,632			2,099
Shareholders’ equity	28,011			26,734

Total liabilities and stockholders’ equity	$442,087			$331,907

Net interest income and interest rate spread (3)		$15,825	3.72%		$12,379	3.95%

Net interest margin (4)			3.87%			4.14%

Ratio of average interest-earning assets to average interest-bearing liabilities	107.88%			109.13%

(1)	Average loans include non-accruing loans and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $685,000, $429,000, and $257,000 for the years 2004, 2003, and 2002, respectively.
(3)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.

BNC Bancorp

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2004 vs. 2003			Year Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, net	$6,662	$(1,728)	$4,934	$3,714	$(1,940)	$1,774
Investment securities, tax effected	208	227	435	546	(14)	532
Interest-earning balances	(31)	16	(15)	40	(54)	(14)
FHLB stock	24	23	47	18	(43)	(25)

Total interest income	6,863	(1,462)	5,401	4,318	(2,051)	2,267

Interest expense:
Deposits
Demand deposits	360	(225)	135	940	(491)	449
Savings deposits	1	(6)	(5)	5	(40)	(35)
Time deposits	1,408	(270)	1,138	164	(794)	(630)
Borrowings	859	(172)	687	500	(128)	372

Total interest expense	2,628	(673)	1,955	1,609	(1,453)	156

Net interest income increase (decrease)	$4,235	$(789)	$3,446	$2,709	$(598)	$2,111

BNC Bancorp

Table 4

Non-Interest Income

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Mortgage fee income	$526	$1,334	$673
Service charges	1,682	1,470	1,097
Investment brokerage fees	286	203	221
Increase in cash surrender value of life insurance	422	351	249

Core noninterest income	2,916	3,358	2,240

Securities gains (losses), net	149	—	95
Other noninterest income	125	21	13

Total non-interest income	$3,190	$3,379	$2,348

BNC Bancorp

Table 5

Non-Interest Expenses

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Salaries and employee benefits	$6,857	$5,994	$4,533
Occupancy expense	656	566	441
Furniture and equipment expense	696	526	546
Data processing and supply expense	687	655	576
Advertising	358	383	290
Insurance, professional and other services	988	952	668
Telephone and network expense	312	174	118
Other	1,309	784	600

Total non-interest expenses	$11,863	$10,034	$7,772

BNC Bancorp

Table 6

Contractual Obligations and Commitments

(In thousands)

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2004.

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 -3 Years	4 -5 Years	After 5 Years
Short-term borrowings	$28,275	28,275	$—	$—	$—
Long-term debt	45,496	—	—	—	45,496
Deposits	391,480	298,154	58,509	34,817	—

Total contractual cash obligations	$465,251	$326,429	$58,509	$34,817	$45,496

The following table reflects other commitments of the Company outstanding as of December 31, 2004.

	Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed	Within 1 Year	2 -3 Years	4 -5 Years	After 5 Years
Lines of credit and loan commitments	$77,218	$18,762	$16,939	$15,833	$25,684
Standby letters of credit	940	940	—	—	—
Sell loans held for sale	1,894	1,894
Construction commitment for branch	500	500
Land purchase	630	630	—	—	—

Totalcommitments	$81,182	$22,726	$16,939	$15,833	$25,684

BNC Bancorp

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2004
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans	$299,417	$5,776	$305,193	$115,645	$420,838
Loans held for sale	1,894	—	1,894	—	1,894
Securities available for sale	—	2,160	2,160	33,268	35,428
Other earning assets	3,817	—	3,817	—	3,817

Total interest-earning assets	$305,128	$7,936	$313,064	$148,913	$461,977

Percent of total interest-earning assets	66.05%	1.72%	67.77%	32.23%	100.00%
Cumulative percent of total interest-earning assets	66.05%	67.77%	67.77%	100.00%	100.00%

Interest-bearing liabilities
Interest-bearing demand deposits	$122,998	$—	$122,998	$17,487	$140,485
Time deposits	53,142	76,742	129,884	75,839	205,723
Borrowings	44,771	—	44,771	29,000	73,771

	$220,911	$76,742	$297,653	$122,326	$419,979

Percent of total interest-bearing liabilities	52.60%	18.27%	70.87%	29.13%	100.00%
Cumulative percent of total interest-bearing liabilities	52.60%	70.87%	70.87%	100.00%	100.00%

Interest sensitivity gap	$84,217	$(68,806)	$15,411	$26,587	$41,998
Cumulative interest sensitivity gap	84,217	15,411	15,411	41,998	41,998
Cumulative interest sensitivity gap as a percent of total interest-earning assets	18.23%	3.34%	3.34%	9.09%	9.09%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	138.12%	105.18%	105.18%	110.00%	110.00%

BNC Bancorp

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real Estate:
Real estate loans	343,984	81.7%	199,081	65.5%	161,143	69.1%	107,745	62.6%	92,368	65.5%
Commercial and industrial loans	58,110	13.8%	85,759	28.2%	50,360	21.6%	43,305	25.1%	28,937	20.5%
Loans to individuals	18,744	4.5%	18,892	6.2%	21,677	9.3%	21,139	12.3%	19,660	14.0%

Total loans	$420,838	100.0%	$303,732	100.0%	$233,180	100.0%	$172,189	100.0%	$140,965	100.0%

Less net deferred loan origination fees	—		—		—		—		—

Total loans, net	$420,838		$303,732		$233,180		$172,189		$140,965

These classifications are based upon Call Report Classification codes.

BNC Bancorp

Table 9

Loan Maturities

(In thousands)

	At December 31, 2004
	Due within one year	Due after one year but within five	Due after five years	Total
By loan type:
Real estate loans	$106,888	$194,226	$42,870	$343,984
Commercial and industrial loans	22,048	33,853	2,209	58,110
Loans to individuals	5,080	12,317	1,347	18,744

Total	$134,016	$240,396	$46,426	$420,838

By interest rate type:
Fixed rate loans	$33,414	$75,039	$13,903	$122,356
Variable rate loans	100,602	165,357	32,523	298,482

	$134,016	$240,396	$46,426	$420,838

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

BNC Bancorp

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans	$332	$835	$1,700	$284	$170
Restructured loans	—	—	—	—	—

Total nonperforming loans	332	835	1,700	284	170
Other real estate owned	540	177	—	—	—

Total nonperforming assets	$872	$1,012	$1,700	$284	$170

Accruing loans past due 90 days or more	$795	$360	$—	$—	$—

Allowance for loan losses	5,361	4,598	4,306	2,292	1,845

Nonperforming loans to year end loans	0.08%	0.27%	0.73%	0.16%	0.12%

Allowance for loan losses to year end loans	1.27%	1.51%	1.85%	1.33%	1.31%

Nonperforming assets to loans and other real estate	0.21%	0.33%	0.73%	0.16%	0.12%

Nonperforming assets to total assets	0.18%	0.27%	0.55%	0.14%	0.09%

Allowance for loan losses to nonperforming loans	1614.76%	550.66%	253.29%	807.04%	1085.29%

BNC Bancorp

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2004		2003		2002		2001		2000
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans	$4,382	81.7%	$3,016	65.6%	$2,975	69.1%	$1,435	62.6%	$1,209	65.5%
Commercial and industrial loans	740	13.8%	1,297	28.2%	930	21.6%	575	25.1%	379	20.5%
Loans to individuals	239	4.5%	285	6.2%	401	9.3%	282	12.3%	257	14.0%

	$5,361	100.0%	$4,598	100.0%	$4,306	100.0%	$2,292	100.0%	$1,845	100.0%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

BNC Bancorp

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
Loans outstanding at the end of the year	$420,838	$303,732	$233,180	$172,189	$140,965

Average loans outstanding during the year	$365,377	$257,402	$203,333	$158,019	$126,897

Allowance for loan losses at beginning of year	$4,598	$4,306	$2,292	$1,845	$1,466
Provision for loan losses	1,190	520	820	815	500
Allowance acquired in merger of Independence Bank	—	—	2,200	—	—

	5,788	4,826	5,312	2,660	1,966

Loans charged off:
Real estate loans	(181)	(255)	(152)	(9)	(51)
Commercial and industrial loans	(56)	(8)	(875)	(351)	(45)
Loans to individuals	(311)	(182)	(74)	(45)	(43)

Total charge-offs	(548)	(445)	(1,101)	(405)	(139)

Recoveries of loans previously charged off:
Real estate loans	10	31	29	4	16
Commercial and industrial loans	90	177	66	26	—
Loans to individuals	21	9	—	7	2

Total recoveries	121	217	95	37	18

Net charge-offs	(427)	(228)	(1,006)	(368)	(121)

Allowance for loan losses at end of year	$5,361	$4,598	$4,306	$2,292	$1,845

Ratios:
Net charge-offs as a percent of average loans	0.12%	0.09%	0.49%	0.23%	0.10%
Allowance for loan losses as a percent of loans at end of year	1.27%	1.51%	1.85%	1.33%	1.31%

BNC Bancorp

Table 13

Securities Portfolio Composition

(In thousands)

	At December 31
	2004	2003	2002
Securities available for sale:
U. S. Treasury	$—	$—	$—
U. S. Government agencies	$2,008	$4,389	$8,063
State and local governments	32,958	26,690	711
Mortgage-backed securities	212	342	15,058
Other	250	250	250

Total securities available for sale	$35,428	$31,671	$24,082

BNC Bancorp

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield (1)
Securities available for sale:

U. S. Government agency obligations
Due within one year	$2,000	$2,008	3.96%

	2,000	2,008	3.96%

Mortgage-backed securities
Due after five but within ten years	$201	$212	6.24%

State municipals
Due within one year	$150	$152	4.35%
Due after one but within five years	400	404	4.88%
Due after five but within ten years	685	722	4.28%
Due after ten years	31,230	31,680	4.50%

Due after ten years	32,465	32,958	4.50%

Other
Due after ten years	$250	$250	3.25%

Total securities available for sale
Due within one year	2,150	2,160	3.99%
Due after one but within five years	400	404	4.88%
Due after five but within ten years	886	934	4.72%
Due after ten years	31,480	31,930	4.49%

	$34,916	$35,428	4.47%

BNC Bancorp

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2004		2003		2002
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Demand deposits	$145,606	1.50%	$122,886	1.67%	$73,878	2.17%
Savings deposits	10,619	0.20%	10,382	0.25%	9,380	0.65%
Time deposits	165,365	2.32%	107,057	2.51%	101,404	3.28%

Total interest-bearing deposits	321,590	1.88%	240,325	1.98%	184,662	2.70%

Non-interest-bearing deposits	32,881	—	29,067	—	25,021	—

Total deposits	$354,471	1.70%	$269,392	1.77%	$209,683	2.38%

BNC Bancorp

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2004
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Time Deposits of $100,000 or more	$26,616	$9,726	$28,085	$70,269	$134,696

BNC Bancorp

Table 17

Borrowings

($ in thousands)

The following table sets forth certain information regarding the Company’s borrowed funds for the dates indicated.

	For the Year Ended December 31,
	2004	2003	2002
Short-term borrowings:
Repurchase agreements and FHLB lines of credit
Balance outstanding at end of period	$28,275	$12,535	$3,783
Maximum amount outstanding at any month end during the period	28,275	20,621	7,541
Average balance outstanding	16,258	7,720	5,510
Weighted-average interest rate during the period	1.11%	2.03%	1.67%
Weighted-average interest rate at end of period	2.32%	1.01%	1.17%

Long-term debt:
Federal Home Loan Bank advances and trust preferred securities
Balance outstanding at end of period	$45,496	$34,000	$16,000
Maximum amount outstanding at any month end during the period	45,496	36,000	16,000
Average balance outstanding	40,715	25,962	16,000
Weighted-average interest rate during the period	4.44%	4.43%	5.26%
Weighted-average interest rate at end of period	4.55%	4.14%	5.26%

Total borrowings:
Balance outstanding at end of period	$73,771	$46,535	$19,783
Maximum amount outstanding at any month end during the period	73,771	56,621	23,541
Average balance outstanding	56,973	33,682	21,510
Weighted-average interest rate during the period	3.50%	3.88%	4.34%
Weighted-average interest rate at end of period	3.70%	3.47%	4.48%

BNC Bancorp

Table 18

Market Risk Sensitive Investments

($ in thousands)

	Expected Maturities of Market Sensitive Investments Held
	at December 31, 2004 Occuring in the Indicated Year
	2005	2006	2007	2008	2009	Beyond	Total	Average Interest Rate	Fair Value
Interest-earning assets:
Due from banks	$780	$—	$—	$—	$—	$—	$780	2.27%	$780
Other earning assets	1,894	—	—	—	—	3,037	4,931	4.21%	4,931
Debt securities (1) (2)	2,160	401	200	—	—	32,155	34,916	6.24%	35,428
Loans - fixed rate (3)	33,414	15,758	19,511	21,761	18,009	13,903	122,356	7.17%	122,330
Loans - variable rate (3)	100,602	44,647	33,071	38,032	49,607	32,523	298,482	5.36%	298,482

	$138,850	$60,806	$52,782	$59,793	$67,616	$81,618	$461,465	5.89%	$461,951

Interest-bearing liabilities:
NOW and money market deposits	$—	$—	$—	$—	$—	$140,485	$140,485	1.68%	$140,485
Time deposits	129,884	30,834	10,188	19,543	15,274	—	205,723	2.46%	205,049
Preferred securities	—	—	—	—	—	16,000	16,000	4.84%	16,000
Borrowings	28,275	—	—	—	—	29,496	57,771	3.38%	57,162

	$158,159	$30,834	$10,188	$19,543	$15,274	$185,981	$419,979	2.42%	$418,696

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.
(2)	Callable securities and borrowings with favorable market rates at December 31, 2004 are assumed to mature at their call dates for purposes of this table.
(3)	INCLUDES nonaccrual loans but not the allowance for loan losses

BNC Bancorp

Table 19

Quarterly Financial Data

($ in thousands, except per share data)

	Year Ended December 31, 2004				Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating Data:
Total interest income	$6,677	$6,055	$5,452	$4,987	$4,741	$4,501	$4,459	$4,323
Total interest expense	2,428	2,144	1,861	1,596	1,506	1,446	1,564	1,558

Net interest income	4,249	3,911	3,591	3,391	3,235	3,055	2,895	2,765
Provision for loan losses	560	280	230	120	130	140	115	135

Net interest income after provision	3,689	3,631	3,361	3,271	3,105	2,915	2,780	2,630
Noninterest income	876	885	794	635	680	950	925	824
Noninterest expense	3,087	3,064	2,880	2,832	2,607	2,565	2,515	2,347

Income before income taxes	1,478	1,452	1,275	1,074	1,178	1,300	1,190	1,107
Provision for income taxes	386	418	375	295	246	387	380	355

Net income (loss)	$1,092	$1,034	$900	$779	$932	$913	$810	$752

Per Share Data: (6)
Earnings per share - basic	$0.31	$0.30	$0.26	$0.22	$0.27	$0.26	$0.23	$0.21
Earnings per share - diluted	0.30	0.28	0.24	0.21	0.25	0.24	0.22	0.20

Cash dividends paid	—	—	—	0.14	—	—	—	0.11

Common stock price:
High	18.50	17.74	11.14	11.36	17.60	17.74	12.64	10.91
Low	15.55	9.64	7.73	8.18	14.85	12.41	10.36	9.64

ITEM 8. FINANCIAL STATEMENTS

BNC Bancorp

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

BNC BANCORP AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

    of BNC Bancorp

We have audited the accompanying consolidated balance sheets of BNC Bancorp and Subsidiary (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina

February 23, 2005

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$6,747	$8,638
Interest-earning balances	780	2,726
Securities available for sale	35,428	31,671
Federal Home Loan Bank stock, at cost	3,037	1,845
Loans held for sale	1,894	992
Loans	420,838	303,732
Less allowance for loan losses	(5,361)	(4,598)

Net loans	415,477	299,134
Accrued interest receivable	1,868	1,504
Premises and equipment, net	11,827	9,755
Investment in life insurance	11,713	9,009
Goodwill	3,423	3,423
Other assets	5,355	3,584

Total assets	$497,549	$372,281

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$34,485	$30,090
Interest-bearing demand	140,485	143,411
Savings	10,787	9,976
Time deposits of $100,000 and greater	134,696	51,267
Other time	71,027	61,998

Total deposits	391,480	296,742

Short-term borrowings	28,275	12,535
Long-term debt	45,496	34,000
Accrued expenses and other liabilities	3,261	2,511

Total liabilities	468,512	345,788

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 3,480,548 and 3,492,035 issued and outstanding at December 31, 2004 and 2003, respectively	20,033	20,725
Retained earnings	8,679	5,442
Accumulated other comprehensive income	325	326

Total shareholders’ equity	29,037	26,493

Total liabilities and shareholders’ equity	$497,549	$372,281

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Amounts in thousands, except per share data)
Interest Income
Interest and fees on loans	$21,531	$16,597	$14,823
Interest on interest-earning balances	102	117	131
Interest on U.S. Treasury and agency securities	117	264	405
Interest on state and municipal securities	1,329	1,001	500
Other	92	45	70

Total interest income	23,171	18,024	15,929

Interest Expense
Interest on demand deposits	2,186	2,051	1,602
Interest on savings deposits	21	26	61
Interest on time deposits of $100,000 and greater	2,510	775	790
Interest on other time deposits	1,319	1,916	2,531
Interest on short-term borrowings	248	50	82
Interest on long-term debt	1,745	1,256	852

Total interest expense	8,029	6,074	5,918

Net Interest Income	15,142	11,950	10,011
Provision for loan losses	1,190	520	820

Net interest income after provision for loan losses	13,952	11,430	9,191

Non-Interest Income
Mortgage fee income	526	1,334	673
Service charges	1,682	1,470	1,097
Investment brokerage fees	286	203	221
Increase in cash surrender value of life insurance	422	351	249
Gain on sale of investment securities available for sale	149	—	95
Other income	125	21	13

Total non-interest income	3,190	3,379	2,348

Non-Interest Expense
Salaries and employee benefits	6,857	5,994	4,533
Occupancy expenses	656	566	441
Furniture and equipment expense	696	526	546
Data processing and supply expense	687	655	576
Advertising	358	383	290
Insurance, professional and other services	988	952	668
Telephone and network expense	312	174	118
Other operating expenses	1,309	784	600

Total non-interest expense	11,863	10,034	7,772

Income before income tax expense	5,279	4,775	3,767

Income tax expense	1,474	1,368	1,157

Net income	$3,805	$3,407	$2,610

Basic net income per share	$1.09	$.97	$.78

Diluted net income per share	$1.03	$.91	$.75

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2001	2,909,375	$7,273	$6,679	$5,242	$28	$19,222
Comprehensive income:
Net income	—	—	—	2,610	—	2,610
Other comprehensive income:
Net increase in fair value of securities available for sale	—	—	—	—	387	387

Total comprehensive income						2,997

Formation of holding company	—	8,824	(8,824)	—	—	—
Common stock issued pursuant to:
Exercise of stock options	27,601	73	89	—	—	162
Related tax benefit	—	—	43	—	—	43
Shares issued in connection with business combination	292,449	732	2,013	—	—	2,745

Balance, December 31, 2002	3,229,425	16,902	—	7,852	415	25,169
Comprehensive income:
Net income	—	—	—	3,407	—	3,407
Other comprehensive income:
Net decrease in fair value of securities available for sale	—	—	—	—	(89)	(89)

Total comprehensive income						3,318

Effect of a 10% stock dividend	322,703	4,932	—	(4,940)	—	(8)
Common stock issued pursuant to:
Exercise of stock options	22,459	116	—	—	—	116
Related tax benefit	—	11	—	—	—	11
Shares traded to exercise options	(3,772)	(62)	—	—	—	(62)
Purchase and retirement of common stock	(78,780)	(1,174)	—	—	—	(1,174)
Dividends declared of $.25 per share	—	—	—	(877)	—	(877)

Balance, December 31, 2003	3,492,035	20,725	—	5,442	326	26,493
Comprehensive income:
Net income	—	—	—	3,805	—	3,805
Other comprehensive income:
Net decrease in fair value of securities available for sale	—	—	—	—	(1)	(1)

Total comprehensive income						3,804

Common stock issued pursuant to:
Exercise of stock options	40,710	189	—	—	—	189
Related tax benefit	—	22	—	—	—	22
Shares traded to exercise options	(8,840)	(151)	—	—	—	(151)
Purchase and retirement of common stock	(43,357)	(752)	—	—	—	(752)
Dividends declared of $.16 per share	—	—	—	(568)	—	(568)

Balance, December 31, 2004	3,480,548	$20,033	$—	$8,679	$325	$29,037

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Amounts in thousands)
Operating Activities
Net income	$3,805	$3,407	$2,610
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	653	575	585
Amortization of premiums and discounts, net	206	147	51
Amortization of core deposit intangible	25	36	13
Provision for loan losses	1,190	520	820
Provision for deferred income taxes (benefit)	(228)	37	96
Increase in cash surrender value life insurance	(422)	(351)	(249)
Gain on sale of securities	(149)	—	(95)
Gain on disposal of premises and equipment	(1)	—	—
Loss on sales of foreclosed assets	67	—	—
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(902)	8,413	(5,029)
(Increase) decrease in accrued interest receivable	(364)	(172)	(63)
(Increase) decrease in other assets	(1,031)	(332)	(217)
Increase (decrease) in accrued expenses and other liabilities	705	(116)	(154)

Net cash provided (used) by operating activities	3,554	12,164	(1,632)

Investing Activities
Purchases of securities available for sale	(11,645)	(12,481)	(10,846)
Proceeds from sales of securities available for sale	4,689	—	4,015
Proceeds from calls and maturities of securities available for sale	3,141	4,605	3,313
Purchases of Federal Home Loan Bank stock	(1,192)	(645)	(300)
Investment in life insurance	(2,282)	(3,076)	(94)
Net increase in loans	(118,622)	(71,100)	(27,266)
Purchases of premises and equipment	(2,751)	(2,559)	(1,161)
Proceeds from disposal of premises and equipment	31	—	23
Proceeds from sales of foreclosed assets	636	143	—
Net cash acquired in business combination	—	—	3,171

Net cash used by investing activities	(127,995)	(85,113)	(29,145)

Financing Activities
Net increase in deposits	94,738	37,196	45,622
Net increase in short-term borrowings	15,740	8,752	572
Net increase (decrease) in long-term debt	11,341	18,000	(1,500)
Proceeds from exercise of stock options	38	54	162
Purchase and retirement common stock	(752)	(1,174)	—
Cash dividends paid	(501)	(396)	—

Net cash provided by financing activities	120,604	62,432	44,856

Net increase (decrease) in cash and cash equivalents	(3,837)	(10,517)	14,079
Cash and cash equivalents, beginning of year	11,364	21,881	7,802

Cash and cash equivalents, end of year	$7,527	$11,364	$21,881

Supplemental Statement of Cash Flows Disclosure
Interest paid	$7,689	$6,198	$5,874
Income taxes paid	1,421	1,124	1,434

Summary of Noncash Investing and Financing Activities
Unrealized gain (loss) on investment securities available for sale, net of tax effect	$(1)	$(89)	$387
Transfer of loans to foreclosed assets	1,089	320	—
Dividends declared	556	489	—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE	A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of BNC Bancorp and its wholly owned subsidiary Bank of North Carolina, collectively referred to herein as the “Company”. All significant intercompany transactions and balances are eliminated in consolidation.

The Company formed BNC Bancorp Capital Trust I in 2003, and during 2004, the Company formed BNC Bancorp Capital Trust II and BNC Bancorp Capital Trust III (collectively referred to herein as the “Trusts”), that are wholly owned subsidiaries formed in order to facilitate the issuance of trust preferred securities. The Trusts have invested the total proceeds from the sales of the trust preferred securities in junior subordinated debentures issued by the Company. The Company has adopted FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities that resulted in the deconsolidation of the Trusts as of March 31, 2004. The junior subordinated debentures issued by the Company to the Trusts are included in long-term debt and the Company’s equity interests in the Trusts are included in other assets. The deconsolidation of the Trusts did not materially impact net income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Federal regulations require financial institutions to set aside specified amounts as reserves against transaction accounts and time deposits. As of December 31, 2004, the net reserve balances maintained were $800,000.

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

As a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), the Company is required to maintain an investment in the stock of the FHLB. This stock is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Stock in Federal Home Loan Bank

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2004	2003	2002
Weighted average number of common shares used in computing basic net income per share	3,482,700	3,530,331	3,358,535
Effect of dilutive stock options	226,157	202,855	141,639

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,708,857	3,733,186	3,500,174

For the years ended December 31, 2004, 2003 and 2002 there were no antidilutive options.

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

	2004	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$3,805	$3,407	$2,610
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(193)	(25)	(143)

Pro forma	$3,612	$3,382	$2,467

Basic earnings per share:
As reported	$1.09	$97	$78
Pro forma	1.04	96	73

Diluted earnings per share:
As reported	$1.03	$.91	$.75
Pro forma	.97	.91	.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

Recent Accounting Pronouncements

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $193,000, $25,000, and $143,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

Goodwill

Goodwill resulting from the acquisition of Independence Bank in 2002 is not amortized but is tested for impairment annually or more often if an event or circumstance indicates that an impairment loss has been incurred.

Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE B - SECURITIES

The amortized cost and estimated fair values of securities as of December 31 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
2004
Available for sale:
U.S. Government agency obligations	$2,000	$8	$—	$2,008
State and municipals	32,465	657	164	32,958
Mortgage-backed	201	11	—	212
Other	250	—	—	250

	$34,916	$676	$164	$35,428

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
2003
Available for sale:
U.S. Government agency obligations	$4,319	$70	$—	$4,389
State and municipals	26,263	666	239	26,690
Mortgage-backed	326	16	—	342
Other	250	—	—	250

	$31,158	$752	$239	$31,671

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

loss position, at December 31, 2004 and 2003. At December 31, 2004, the unrealized losses relate to 12 State and municipal which had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$2,964	$47	$4,978	$117	$7,942	$164

Total temporarily impaired securities	$2,964	$47	$4,978	$117	$7,942	$164

	2003
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$8,122	$239	$—	$—	$8,122	$239

Total temporarily impaired securities	$8,122	$239	$—	$—	$8,122	$239

The amortized cost and estimated fair value of debt securities at December 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(Amounts in thousands)
Due within one year	$2,150	$2,160
Over one year through 5 years	400	404
After five years through ten years	685	722
Over ten years	31,480	31,930

	34,715	35,216
Mortgage backed securities	201	212

	$34,916	$35,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Proceeds from sales of securities available for sale during 2004 and 2002 amounted to $149,000 and $95,000, respectively. There were no sales of securities available for sale during 2003. For 2004 and 2002 all sales of available for sale securities resulted in a gain.

At December 31, 2004 and 2003, securities with an estimated fair value of approximately $22.4 million and $4.1 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31 are summarized below:

	2004	2003
	(Amounts in thousands)
Real estate mortgage loans	$273,638	$165,929
Real estate construction loans	70,346	33,152
Commercial and industrial loans	58,110	85,759
Loans to individuals	18,744	18,892

	420,838	303,732
Less allowance for loan losses	5,361	4,598

	$415,477	$299,134

The Company’s lending is concentrated primarily in Davidson, Randolph, Forsyth and Guilford Counties and the surrounding communities in which it operates. The Company has loan and deposit relationships with its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a summary of loans to executive officers, directors, and their affiliates for the year ended December 31, 2004 in thousands:

Balance at beginning of year	$4,494
Additional borrowings during the year	4,233
Loan repayments during the year	4,177

Balance at end of year	$4,550

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

At December 31, 2004, the Company had pre-approved but unused lines of credit totaling $4.5 million to executive officers, directors and their affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

A summary of activity in the allowance for loan losses for the years ended December 31 is as follows:

	2004	2003	2002
	(Amounts in thousands)
Balance at beginning of year	$4,598	$4,306	$2,292
Provision charged to operations	1,190	520	820
Loans charged off	(548)	(445)	(1,101)
Recoveries	121	217	95
Allowance recorded in merger of Independence Bank	—	—	2,200

Balance at end of year	$5,361	$4,598	$4,306

At December 31, 2004 and 2003, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $332,000 and $835,000, respectively, with corresponding valuation allowances of $66,000 and $125,000, respectively. For the years ended December 31, 2004 and 2003, the average recorded investment in impaired loans was approximately $736,000 and $908,000, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not material.

NOTE D - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2004	2003
	(Amounts in thousands)
Land	$3,263	$3,239
Buildings and improvements	8,035	5,937
Furniture and equipment	4,671	4,144

	15,969	13,320
Less accumulated depreciation and amortization	4,142	3,565

	$11,827	$9,755

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 amounted to $649,000, $575,000 and $585,000, respectively.

During 2004, the Company began the construction of a new bank branch facility. The new branch is to be built at a construction cost to the Company of approximately $2.6 million and is located in High Point, North Carolina. As of December 31, 2004, the Company has paid $2.1 million for the construction of this branch and was completed the first quarter of 2005. In addition, the Company also committed to purchase land in Salisbury, North Carolina for another new bank branch facility. As of December 31, 2004, the Company has paid $25,000 for land costing $630,000. The purchase was completed during the first quarter of 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE E - DEPOSITS

At December 31, 2004, the scheduled maturities of time deposits are as follows (amounts in thousands):

2005	$129,884
2006 - 2007	58,509
2008 - 2009	17,330

Total	$205,723

NOTE F - SHORT-TERM BORROWINGS

The Company may purchase federal funds through an unsecured federal funds guidance line of credit totaling $6.0 million, with $1.5 million outstanding as of December 31, 2004. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and terms of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Company had no outstanding balance on the line of credit as of December 31, 2003.

Included in short-term borrowings are repurchase agreements with outstanding balances of $4.9 million and $4.6 million at December 31, 2004 and 2003, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

In addition, the Company has $21.9 million outstanding from FHLB and bears interest based upon the daily federal funds rate, 2.47% at December 31, 2004, and matures on August 10, 2005. The line of credit is secured as discussed below for other FHLB advances.

NOTE G - LONG-TERM DEBT

Long-term debt at December 31, 2004 and 2003 consisted of the following advances from FHLB:

Maturity	Interest rate	2004	2003
		(Amounts in thousands)
March 2010	5.71%	$5,000	$5,000
March 2010	5.92%	4,000	4,000
February 2011	4.39%	3,000	3,000
February 2011	4.84%	2,000	2,000
March 2013	2.85%	5,000	5,000
May 2013	2.74%	5,000	5,000
October 2013	3.18%	5,000	5,000

		$29,000	$29,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

The above advances have been made against a $74.6 million line of credit secured by a blanket floating lien on qualifying first mortgage loans in the amount of $63.7 million and pledge cash in the amount of $750,000. Advances must be adequately collateralized. The weighted average rate for advances outstanding at December 31, 2004 and 2003 was 4.47%.

In addition, the Company issued $16.5 million of junior subordinated debentures to its wholly owned capital trusts, BNC Bancorp Capital Trust I, BNC Capital Trust II and BNC Capital Trust III, to fully and unconditionally guarantee the preferred securities issued by the trusts. These long term obligations, which currently qualify as Tier I capital for the Company, constitute a full and unconditional guarantee by the Company of the trusts’ obligations under the preferred securities. At December 31, 2004, the Company had $5.0 million of trust preferred securities outstanding from BNC Bancorp Capital Trust I.

A description of the Junior Subordinated debentures outstanding is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount 2004
					(In thousands)
BNC Bancorp Capital Trust I	4/03/2003	5,000	Libor plus 3.25%	4/15/2033	$5,155
BNC Bancorp Capital Trust II	3/11/2004	6,000	Libor plus 2.80%	4/07/2034	6,186
BNC Bancorp Capital Trust III	9/23/2004	5,000	Libor plus 2.40%	9/23/2034	5,155

					$16,496

NOTE H - INCOME TAXES

Income tax expense is summarized as follows for the years ended December 31:

	2004	2003	2002
	(In thousands)
Current:
Federal	$1,355	$1,093	$893
State	347	238	168

Total current	1,702	1,331	1,061

Deferred
Federal	(246)	26	84
State	18	11	12

Total current	(228)	37	96

Total income tax expense	$1,474	$1,368	$1,157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% was as follows for the years ended December 31:

	2004	2003	2002
	(In thousands)
Pre-tax income	$5,279	$4,775	$3,767

Tax at statutory federal rate	$1,795	$1,624	$1,281

State income tax, net of federal benefit	265	165	122
Tax exempt	(440)	(337)	(164)
Income from life insurance	(163)	(119)	(85)
Other	17	35	3

	$1,474	$1,368	$1,157

Significant components of deferred tax assets and liabilities at December 31 were as follows:

	2004	2003
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,732	$1,391
Net operating losses carryforwards	880	1,011
Deferred compensation	640	483

Total deferred tax assets	3,252	2,885

Deferred tax liabilities:
Premises and equipment	190	133
Unrealized gain on securities	187	187
Other	82	—

Total deferred tax liabilities	459	320

Net deferred tax asset	$2,793	$2,565

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.

The Company has net operating loss carryforwards of approximately $2.7 million, which were acquired in the merger of Independence Bank and which expire at various dates through 2022.

NOTE I - COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. Unrealized gains (losses) on available for sale investment securities, net of income taxes, represent the sole component of the Company’s accumulated other comprehensive income. Other comprehensive income (loss) consists of the following for the years ended December 31:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands)
Unrealized holding gains (losses) arising during the year	$148	$(140)	$705
Tax effect	(57)	51	(258)
Reclassification adjustment for (gains) losses included in net income	(149)	—	(95)
Tax effect	57	—	35

Other comprehensive income (loss)	$(1)	$(89)	$387

NOTE J - BUSINESS COMBINATION

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

The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2002, assuming the acquisition had occurred at the beginning of fiscal 2002.

2002
(Amounts in thousands, except per share amounts)
Net interest income	$10,070
Net income	1,637

Net income per share:
Basic	$.46
Diluted	.45

The pro forma net income for the years ended December 31, 2002 does not reflect approximately $1.1 million in merger related costs incurred by Independence Bank. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

The core deposit intangible is being amortized by matching the amortization expense to the estimated economic life of the deposits. The estimated useful life of the core deposit intangible is 10 years. The unamortized premium of the core deposit intangible was $80,000 and $105,000 as of December 31, 2004 and 2003, respectively. Amortization expense as it relates to the core deposit intangible amounted to $25,000 and $36,000 for the years ended December 31, 2004 and 2003, respectively, and is included in other operating expenses.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. The Company matches 100% of such contributions up to 5% of the participant’s compensation. The plan provides that employees’ contributions are 100% vested at all times, and the Company’s contributions vest at 20% each year after the second year of service. The expense related to the plan for the years ended December 31, 2004, 2003 and 2002 was $247,000, $183,000, and $149,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE L - STOCK OPTIONS

The Company maintains a nonqualified stock option plan for directors and a qualified incentive stock option plan for key employees. Options granted under the nonqualified plan vest immediately and expire ten years after the grant date. Options granted under the qualified plan vest ratably over a five year period and expire ten years after the grant date. At December 31, 2004, the numbers of shares available for grant under the nonqualified and qualified plans were -0- and 3,856, respectively. During 2004 the Company adopted, with shareholder approval in 2004, the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan. The Compensation Committee may grant or award eligible participants options, rights to receive restricted shares of common stock, and or stock appreciation rights (collectively referred to herein as “Rights”). This plan makes available 150,000 grants of Rights, subject to appropriate adjustment for stock splits, stock combinations, reclassifications and similar changes. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant. During 2004, the Company awarded 33,000 options that had immediate vesting. At December 31, 2004, the aggregate number of rights available for issuance amounted to 117,000.

Activity in the plans for the years ended December 31 is summarized as follows, giving the effect to the 10% stock dividends in 2003:

	2004		2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	416,788	$5.81	439,247	$5.77	396,898	$5.30
Granted	33,000	16.25	—	—	72,710	8.18
Exercised	(40,710)	4.62	(22,459)	5.19	(30,361)	5.35
Forfeited	(132)	8.18	—	—	—	—

Outstanding at end of year	408,946	6.76	416,788	5.81	439,247	5.77

Options exercisable at year-end	391,874	6.70	393,102	5.52	352,743	5.28

The following table summarizes information about the exercise prices of the Company’s stock options at December 31, 2004:

Range of Exercise Prices	Total options outstanding	Total options exercisable
$4.47 to $5.12	161,621	161,621
$6.40 to $8.18	214,325	197,253
$16.25	33,000	33,000

	408,946	391,874

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

The weighted average remaining life of options outstanding at December 31, 2004 is 4.39 years.

The estimated per share fair value of options granted in 2004 and 2002 were $8.64 and $2.79, respectively. There were no options granted during 2003. These values were estimated using the Black-Scholes Option Pricing Model using the assumption presented below:

	2004	2002
Assumptions in estimating option values:
Risk-free interest rate	4.21%	3.00%
Dividend yield	86%	0.00%
Volatility	42.31%	28.66%
Expected life	10 years	5 years

NOTE M - EMPLOYMENT AGREEMENT

The Company has entered into employment agreements with its chief executive officer and two other executive officers to ensure a stable and competent management base. The agreements provide for a three-year term, with an automatic one-year renewal on each anniversary date. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

NOTE N - SUPPLEMENTAL RETIREMENT

The Company during 2004 entered into Salary Continuation Agreements with its chief executive officer and two other executive officers. These agreements replace the existing Supplemental Executive Retirement Plans for these executives. All of the Salary Continuation Agreements provide for lifetime benefits to be paid to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions of $307,000 in 2004, $294,000 in 2003 and $175,000 in 2002 were expensed for future benefits to be provided under these plans. The corresponding liability related to this plan was $1.0 million and $700,000 as of December 31, 2004 and 2003, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2004 and 2003, the Bank met its capital adequacy requirements as set forth below:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$47,182	10.79%	$34,970	8.00%	$43,713	10.00%
Tier I Capital (to Risk-Weighted Assets)	41,746	9.55%	17,485	4.00%	26,228	6.00%
Tier I Capital (to Average Assets)	41,746	8.66%	19,290	4.00%	24,113	5.00%

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)	$32,083	10.16%	$25,252	8.00%	$31,565	10.00%
Tier I Capital (to Risk-Weighted Assets)	28,129	8.91%	12,626	4.00%	18,939	6.00%
Tier I Capital (to Average Assets)	28,129	7.94%	14,163	4.00%	17,704	5.00%

The Company is also subject to these capital requirements. At December 31, 2004, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.51%, 9.65% and 8.68%, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

At December 31, 2004 and 2003, outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk were as follows:

	2004	2003
	(In thousands)
Commitments under unfunded loans and lines of credit	$77,218	$50,172
Standby letters of credit	940	1,040
Commitments to sell loans held for sale	1,894	992

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

Federal Home Loan Bank Stock

The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Company, in order to be a member of the FHLB, is required to maintain a minimum balance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

The following table reflects the estimated fair values and carrying values at December 31:

	2004		2003
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$7,527	$7,527	$11,364	$11,364
Securities available for sale	35,428	35,428	31,671	31,671
Federal Home Loan Bank stock	3,037	3,037	1,845	1,845
Loans held for sale	1,894	1,894	992	992
Loans receivable, net	415,477	415,451	299,134	300,623
Accrued interest receivable	1,868	1,868	1,504	1,504
Investment in life insurance	11,713	11,713	9,009	9,009

Financial liabilities:
Demand deposits and savings	$185,757	$185,757	$183,477	$183,477
Time deposits	205,723	205,049	113,265	113,399
Short-term borrowings	28,275	28,275	12,535	12,535
Long-term debt	45,496	44,887	34,000	32,715
Accrued interest payable	638	638	298	298

NOTE R - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of BNC Bancorp as of and for the years ended December 31, 2004 and 2003 (In thousands):

Condensed Statements of Financial Condition

December 31, 2004 and 2003

	2004	2003
Assets
Investment in subsidiaries	$46,003	$33,854
Other assets	307	158

Total assets	$46,310	$34,012

Liabilities and Shareholders’ Equity
Liabilities:
Due to Bank of North Carolina	$—	$1,800
Other liabilities	777	564
Subordinated debentures	16,496	5,155

Total liabilities	17,273	7,519

Shareholders’ equity:
Common stock	20,033	20,725
Retained earnings	8,679	5,442
Accumulated other comprehensive income	325	326

	29,037	26,493

Total liabilities and shareholders’ equity	$46,310	$34,012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Condensed Statements of Operations

Years ended December 31, 2004 and 2003

	2004	2003
Equity in earnings of subsidiaries	$4,358	$3,537
Interest expense	(531)	(186)
Non-interest expense	(22)	(25)
Income tax benefit	—	81

Net income	$3,805	$3,407

Condensed Statements of Cash Flows

Years ended December 31, 2004 and 2003

	2004	2003
Operating activities:
Net income	$3,805	$3,407
Adjustments to reconcile net income to net cash used by operating activities:
Equity in earnings of subsidiaries	(4,358)	(3,537)
Amortization	(4)	26
Increase in other liabilities	168	74

Net cash used by operating activities	(389)	(30)

Financing activities:
Due to subsidiaries	(1,800)	1,535
Debt issuance costs	(145)	(184)
Proceeds from subordinated debentures	11,341	5,000
Proceeds from exercise of stock options	38	65
Purchase and retirement of common stock	(752)	(1,174)
Dividends from subsidiaries	3,549	—
Dividends paid	(501)	(396)

Net cash provided by financing activities	11,730	4,846

Investing activities:
Investment in subsidiaries	(11,341)	(4,816)

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

There have been no significant changes in internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the section captioned “Proposal I — Election of Directors - Compensation of Directors” and “- Executive Compensation” in the Proxy Statement, both of which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by this reference from the section captioned “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

This information required by Item 201(d) Securities Authorized for Issuance Under Equity Compensation Plans, is set forth under “Proposal 1-Election of Directors – Management Remuneration” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by this reference from the section captioned “Indebtedness of and Transactions with Management” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item regarding principal accountant fees and services is set keep under the section captioned “Fees Paid to Dixon Hughes” in the Proxy Statement, which is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements. The following financial statements and supplementary data are included in Item 8 of this annual report.

15(a)	Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (10)(i)(a)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(i)(b)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(i)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(i)(c)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(i)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(a)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(b)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(c)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit (10)(vi)(a)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(b)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(c)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and David b. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (included herein on Page F-10)

Exhibit (14)	Code of Ethics.

Exhibit (31)	Rule 13a-14(a)\15d-14(a) Certifications.

Exhibit (32)	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNC BANCORP

	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
Date: March 30, 2005		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ W. Swope Montgomery, Jr.	President, Chief Executive Officer and Director	March 15, 2005
W. Swope Montgomery, Jr.

/s/ David B. Spencer	Executive Vice President, and Chief Financial Officer	March 15, 2005
David B. Spencer

/s/ Richard D. Callicutt, II	Executive Vice President, Chief Operating Officer, and Director	March 15, 2005
Richard D. Callicutt, II

/s/ Lenin J. Peters, M.D.	Director	March 15, 2005
Lenin J. Peters, M.D.

/s/ Thomas R. Smith, CPA	Director	March 15, 2005
Thomas R. Smith, CPA

/s/ Colon E. Starrett	Director	March 15, 2005
Colon E. Starrett

/s/ W. Groome Fulton, Jr.	Director	March 15, 2005
W. Groome Fulton, Jr

./s/ Larry L. Callahan	Director	March 15, 2005
Larry L. Callahan

/s/ Joseph M. Coltrane, Jr.	Director	March 15, 2005
Joseph M. Coltrane, Jr.

/s/ Robert A. Team	Director	March 15, 2005
Robert A. Team

	Director	March 15, 2005
D. Vann Williford

/s/ Richard F. Wood	Director	March 15, 2005
Richard F. Wood