Form 10-Q
period 2005-03-31
BNC BANCORP
filed 2005-05-16
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether or not the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2005, the registrant had outstanding 3,491,821 shares of Common Stock, no par value.

Part I. Financial Information

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2005 (Unaudited)	December 31, 2004*
	(In thousands, except per share data)
Assets
Cash and due from banks	$8,321	$6,747
Interest-earning balances	5,175	780
Securities available for sale	38,655	35,428
Federal Home Loan Bank stock, at cost	3,105	3,037
Loans held for sale	1,578	1,894
Loans	441,495	420,838
Less allowance for loan losses	(5,636)	(5,361)

Net loans	435,859	415,477
Accrued interest receivable	2,004	1,868
Premises and equipment, net	13,191	11,827
Investment in life insurance	11,828	11,713
Goodwill	3,423	3,423
Other assets	5,039	5,355

Total assets	$528,178	$497,549

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$40,954	$34,485
Interest-bearing demand	129,199	140,485
Savings	11,471	10,787
Time deposits of $100,000 and greater	169,305	134,696
Other time	77,496	71,027

Total deposits	428,425	391,480

Short-term borrowings	22,065	28,275
Long-term debt	45,496	45,496
Accrued expenses and other liabilities	2,275	3,261

Total liabilities	498,261	468,512

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 3,492,588 and 3,480,548 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	20,105	20,033
Retained earnings	9,627	8,679
Accumulated other comprehensive income	185	325

Total shareholders’ equity	29,917	29,037

Total liabilities and shareholders’ equity	$528,178	$497,549

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$6,546	$4,624
Interest on U.S. Treasury and agency securities	18	38
Interest on state and municipal securities	383	292
Other interest income	54	33

TOTAL INTEREST INCOME	7,001	4,987

INTEREST EXPENSE
Interest on demand deposits	552	541
Interest on savings deposits	12	5
Interest on time deposits of $100,000 and greater	1,158	391
Interest on other time deposits	421	287
Interest on short-term borrowings	123	12
Interest on long-term debt	498	360

TOTAL INTEREST EXPENSE	2,764	1,597

NET INTEREST INCOME	4,237	3,390

PROVISION FOR LOAN LOSSES	480	120

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,756	3,270

NON-INTEREST INCOME
Mortgage fee income	85	127
Service charges on deposit accounts	378	360
Investment brokerage fees	30	56
Increase in cash surrender value of life insurance	115	86
Other income	9	6

TOTAL NON-INTEREST INCOME	617	635

NON-INTEREST EXPENSE
Salaries and employee benefits	1,788	1,616
Occupancy expenses	185	159
Furniture and equipment expense	154	152
Data processing and supply expense	181	225
Advertising and business development expenses	122	90
Insurance, professional and other services	308	230
Other operating expenses	302	360

TOTAL NON-INTEREST EXPENSE	3,040	2,832

INCOME BEFORE INCOME TAX EXPENSE	1,333	1,074
INCOME TAX EXPENSE	375	295

NET INCOME	$958	$779

BASIC NET INCOME PER SHARE	$0.27	$0.22

DILUTED NET INCOME PER SHARE	$0.26	$0.21

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands)
Operating Activities
Net income	$958	$779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172	159
Amortization of premiums and discounts, net	(279)	31
Amortization of core deposit intangible	5	—
Provision for loan losses	480	120
Net increase in cash surrender value of life insurance	(115)	(86)
Loss on sales of foreclosed assets	18	—
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	316	(521)
Increase in accrued interest receivable	(136)	(78)
Increase in other assets	(51)	(265)
Increase in accrued expenses and other liabilities	(302)	(12)

Net cash provided by operating activities	1,066	127

Investing Activities
Purchases of securities available for sale and Federal Home Loan Bank stock	(4,263)	(1,547)
Proceeds from calls and maturities of securities available for sale	1,027	1,746
Investment in life insurance	—	(2,573)
Net increase in loans	(21,043)	(33,461)
Purchase of premises and equipment	(1,533)	(388)
Proceeds from sales of foreclosed assets	522	504

Net cash used by investing activities	(25,290)	(35,719)

Financing Activities
Net increase in deposits	36,945	24,878
Net increase in short-term borrowings	(6,210)	(286)
Net increase in long-term debt	—	10,000
Proceeds from exercise of stock options	36	7
Cash dividends paid	(578)	(501)

Net cash provided by financing activities	30,193	34,098

Net increase (decrease) in cash and cash equivalents	5,969	(1,494)

Cash and cash equivalents, beginning of period	7,527	11,364

Cash and cash equivalents, end of period	$13,496	$9,870

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiaries, Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 Annual Report on Form 10-KSB for the year ended December 31, 2004. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At March 31, 2005, loan commitments were as follows (in thousands):

Commitments to extend credit	$46,417
Undisbursed lines of credit	24,056
Letters of credit	1,404
Commitments to sell loans held for sale	1,578

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income	$958	$779

Other comprehensive income (loss):
Unrealized holding gain (losses) on available for sale securities arising during the period	(220)	401
Tax effect	80	(145)

	(140)	256

Total comprehensive income	$818	$1,035

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three-months ended March 31, 2005 and 2004 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$958	$779
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(23)	(6)

Pro forma	$935	$773

Basic net income per share:
As reported	$.27	$.22
Pro forma	.27	.22

Diluted net income per share:
As reported	$.26	$.21
Pro forma	.25	.21

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE E - NET INCOME PER SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2005	2004
Weighted average number of common shares used in computing basic net income per share	3,487,472	3,493,046

Effect of dilutive stock options	218,291	230,749

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,705,763	3,723,795

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

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

We are a commercial bank holding company that was incorporated on December 16, 2002. The accompanying consolidated financial statements include the accounts and transactions of BNC Bancorp and its wholly owned subsidiary, Bank of North Carolina. All significant intercompany transactions and balances are eliminated in consolidation.

Bank of North Carolina was incorporated and began banking operations in 1991. The Bank is engaged in commercial banking predominantly in Davidson and Randolph Counties, North Carolina, and to a lesser extent, Guilford, Forsyth and Rowan Counties, North Carolina. The Bank is operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Davidson, Forsyth, Guilford, Randolph and Rowan Counties.

Financial Condition at March 31, 2005 and December 31, 2004

During the three-month period ending March 31, 2005, total assets increased by $30.6 million to $528.2 million from $497.5 million at December 31, 2004. At March 31, 2005, loans totaled $441.5 million, an increase of $20.7 million, or 4.9%, during the three months, with the majority of the increase occurring in the commercial loan portfolio. Loans held for sale decreased by $0.3 million, from $1.9 million at December 31, 2003 to $1.6 million at March 31, 2005.

Total liquid assets, which includes cash and due from banks, interest-earning deposits and investment securities, increased by $9.2 million during the three months, to $52.2 million or 9.9% of total assets at March 31, 2005 versus $43.0 million, or 8.6% of total assets, at December 31, 2004.

Deposits continue to be our primary funding source. At March 31, 2005, deposits totaled $428.4 million, an increase of $36.9 million, or 9.4%, from year-end 2004. This significant increase was primarily due to the utilization of out of market time deposits which offered greater term flexibility at comparable interest rates to that of our current local market. In addition, we have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB decreased by $4.0 million to $46.9 million at March 31, 2005.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At March 31, 2005, our shareholders’ equity totaled $29.9 million, an increase of $0.9 million from the December 31, 2004 balance. The increase in shareholders’ equity resulted primarily from net income during the period of $0.9 million. At March 31, 2005, both the Company and the Bank were considered to be “well capitalized” as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended March 31, 2005 and 2004

Net Income. Net income for the three months ended March 31, 2005 was $958,000, an increase of $179,000 from net income of $779,000 for the same three-month period in 2004. Net income per share was $.26 diluted for the three months ended March 31, 2005, up from $.21 diluted for the same period in 2004. We have experienced strong growth, with total assets averaging $511.7 million during the current three-month period as compared to $391.0 million in the prior year period, an increase of $120.7 million, or 30.9%. Increases in net interest income for the quarter ended March 31, 2005 of $846,000 exceeded the increases of $360,000 and $209,000 in the provision for loan losses and in non-interest expenses, respectively. In addition, we have had a reduction in non-interest income in the amount of $19,000 for the quarter ended March 31, 2005.

Net Interest Income. Net interest income increased by $846,000, or 25.0%, to $4.2 million for the three months ended March 31, 2005. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets increased $113.5 million, or 31.9%, during the first quarter of 2005 as compared with the same period in 2004. Our average tax equivalent yield on total interest-earning assets increased by 36 basis points from 5.86% to 6.22%.

Our average total interest-bearing liabilities increased by $112.0 million, or 33.9%, slightly greater than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 58 basis points from 1.96% to 2.53%, largely due to repricing of our premium money market accounts, the $16 million of junior subordinated debt tied to Libor, and rising CD costs during the first quarter of 2005. For the three months ended March 31, 2005, our tax equivalent net interest spread was 3.68% and our tax equivalent net interest margin was 3.83%. For the three months ended March 31, 2004, our tax equivalent net interest rate spread was 3.90%, and our tax equivalent net interest margin was 4.04%.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2005 was $480,000, representing an increase of $360,000, or 300.0%, from the $120,000 provision for the three months ended March 31, 2004. Net loan charge-offs were $205,000 during the three months ended March 31, 2005, as compared with net loan charge-offs in the amount of $64,000 in the same period of 2004. The allowance increased primarily due to our increase in loans, which amounted to $441.5 million at March 31, 2005, an increase of $105.5 million from loans outstanding at March 31, 2004. The level of our non-accrual loans at March 31, 2005 amounted to $658,000, or .15% of total loans compared to .29% at March 31, 2004 and .08% at December 31, 2004. While the allowance for loan losses increased $275,000 during the quarter to $5.6 million at March 31, 2005, the level of the allowance expressed as a percentage of gross loans increased only slightly from 1.27% at the end of 2004 to 1.28% at the end of the current quarter.

Non-Interest Income. For the three months ended March 31, 2005, non-interest income decreased $19,000, or 2.9%, to $617,000 from $635,000 for the same period in the prior year. This decrease resulted principally from a decrease in mortgage fee income of $42,000 and a decline in investment brokerage fees of $26,000 in 2005 compared to 2004. The decrease in mortgage was due to a continuing slowdown in the refinancing market. Offsetting these declines was an increase in cash surrender value of life insurance of $22,000 and an $18,000 increase in service charges on deposit accounts.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum we have experienced on the loan side has been our continuous investment in our loan platform, both in people and locations. As we strive to maintain this momentum, we will incur costs associated with investments in people, facilities, and technology that we anticipate will benefit our shareholders as these investments reach their potential.

For the three-months ended March 31, 2005, total non-interest expenses increased $209,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $172,000, reflecting the addition of personnel resulting from the full operation of the full service office in High Point, as well as normal growth and compensation increases. In addition, data processing and related supplies expense decreased $44,000 from the same period in 2004, primarily due the elimination of one time costs during the first quarter of 2004. Insurance and professional fees increased by $78,000 as a result of additional legal and auditing expense associated with the requirements mandated by the Sarbanes-Oxley legislation.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 28.1% and 27.5%, respectively, for the three months ended March 31, 2005 and 2004. The tax rate for both periods was below statutory federal and state income tax rates principally as a result the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company owned life insurance.

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

Because of our continued growth, at the end of the first quarter we maintained a relatively high position of liquidity in the form of cash and due from banks, interest-bearing bank deposits and investment securities. These aggregated $52.2 million at March 31, 2005 compared to $43.0 million at December 31, 2004. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $72.5 million from the FHLB of Atlanta, with $46.9 million outstanding at March 31, 2005 and $50.9 million at December 31, 2004. We repaid $4.0 million in short-term borrowings at the FHLB as on balance sheet cash increased. All borrowings must be adequately collateralized. During 2005, we have not issued any additional trust-preferred securities. The $16.0 million junior subordinated debt obligations outstanding, referred to as trust-preferred securities, supplements our regulatory capital. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2005, our Tier I risk-based capital ratio was 9.22% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2004.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases and retirement of common stock by the Company during the quarter ended March 31, 2005. The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of March 31, 2005, the maximum of stock able to be purchased by the Company amounted to 349,000 shares, with 106,580 shares repurchased.

Item 6. Exhibits

Exhibit	(3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit	(3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit	(4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit	(10)(i)(a)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(i)(b)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(i)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(i)(c)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(i)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(ii)(a)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(ii)(b)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(ii)(c)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit	(10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit	(10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit	(10)(vi)(a)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(vi)(b)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(vi)(c)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and David b. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan, incorporated herein by reference to Exhibit (10)(vii) to the Form 10-K filed with the SEC on March 31, 2005.

Exhibit	(11)	Statement Re: Computation of Per Share Earnings (See the information in Note E)

Exhibit	(31)	Rule 13a-14(a)\15d-14(a) Certifications.

Exhibit	(32)	Section 1350 Certification.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: May 13, 2005	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer