Form 10-Q
period 2005-06-30
BNC BANCORP
filed 2005-08-15
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of August 11, 2005, the registrant had outstanding 3,487,588 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2005 (Unaudited)	December 31, 2004*
	(Amounts in thousands)
Assets
Cash and due from banks	$9,541	$6,747
Interest-earning balances	15,582	780
Securities available for sale	41,618	35,428
Federal Home Loan Bank stock, at cost	3,019	3,037
Loans held for sale	1,037	1,894
Loans	461,808	420,838
Less allowance for loan losses	(5,948)	(5,361)

Net loans	455,860	415,477
Accrued interest receivable	2,292	1,868
Premises and equipment, net	13,762	11,827
Investment in life insurance	11,935	11,713
Goodwill	3,423	3,423
Other assets	5,230	5,355

Total assets	$563,299	$497,549

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$43,606	$34,485
Interest-bearing demand	120,492	140,485
Savings	12,331	10,787
Time deposits of $100,000 and greater	192,865	134,696
Other time	85,894	71,027

Total deposits	455,188	391,480

Short-term borrowings	4,266	28,275
Long-term debt	69,496	45,496
Accrued expenses and other liabilities	2,923	3,261

Total liabilities	531,873	468,512

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 3,492,588 and 3,480,548 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	20,105	20,033
Retained earnings	10,723	8,679
Accumulated other comprehensive income	598	325

Total shareholders’ equity	31,426	29,037

Total liabilities and shareholders’ equity	$563,299	$497,549

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$7,361	$5,073	$13,907	$9,697
Interest on U.S. Treasury and agency securities	5	28	23	66
Interest on state and municipal securities	424	319	807	611
Other interest income	64	32	118	65

TOTAL INTEREST INCOME	7,854	5,452	14,855	10,439

INTEREST EXPENSE
Interest on demand deposits	562	538	1,114	1,079
Interest on savings deposits	14	5	26	10
Interest on time deposits of $100,000 and greater	1,567	517	2,725	908
Interest on other time deposits	554	291	975	578
Interest on short-term borrowings	366	77	489	89
Interest on long-term debt	389	433	888	793

TOTAL INTEREST EXPENSE	3,452	1,861	6,217	3,457

NET INTEREST INCOME	4,402	3,591	8,638	6,982

PROVISION FOR LOAN LOSSES	525	230	1,005	350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,877	3,361	7,633	6,632

NON-INTEREST INCOME
Mortgage fee income	142	167	227	294
Service charges on deposit accounts	422	402	800	762
Investment brokerage fees	20	111	50	167
Increase in cash surrender value of life insurance	107	107	222	193
Other income	11	7	20	13

TOTAL NON-INTEREST INCOME	702	794	1,319	1,429

NON-INTEREST EXPENSE
Salaries and employee benefits	1,785	1,645	3,573	3,261
Occupancy expenses	188	161	373	320
Furniture and equipment expense	182	173	336	325
Data processing and supply expense	183	171	364	396
Advertising and business development expenses	109	82	231	172
Insurance, professional and other services	265	256	573	486
Other operating expenses	349	392	651	752

TOTAL NON-INTEREST EXPENSE	3,061	2,880	6,101	5,712

INCOME BEFORE INCOME TAX EXPENSE	1,518	1,275	2,851	2,349

INCOME TAX EXPENSE	411	375	786	670

NET INCOME	$1,107	$900	$2,065	$1,679

BASIC NET INCOME PER SHARE	$.32	$.26	$.59	$.48

DILUTED NET INCOME PER SHARE	$.30	$.24	$.56	$.45

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Amounts in thousands)
Operating Activities
Net income	$2,065	$1,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	379	321
Amortization of premiums and discounts, net	(374)	73
Amortization of core deposit intangible	25	14
Provision for loan losses	1,005	350
Gain on sale of securities available for sale	(5)	—
Net increase in cash surrender value of life insurance	(222)	(193)
(Gain) loss on sales of foreclosed assets	(18)	32
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	857	(493)
Increase in accrued interest receivable	(424)	(180)
Increase in other assets	(89)	(541)
Increase in accrued expenses and other liabilities	99	105

Net cash provided by operating activities	3,298	1,167

Investing Activities
Purchases of securities available for sale and Federal Home Loan Bank stock	(8,840)	(5,998)
Proceeds from calls and maturities of securities available for sale	2,196	3,090
Proceeds from sales of securities available for sale	1,280	—
Investment in life insurance	—	(2,573)
Net increase in loans	(41,746)	(65,684)
Purchase of premises and equipment	(2,307)	(821)
Proceeds from sales of foreclosed assets	558	671

Net cash used by investing activities	(48,859)	(71,315)

Financing Activities
Net increase in deposits	63,708	74,768
Net increase (decrease) in short-term borrowings	(24,009)	4,273
Net increase in long-term debt	24,000	6,186
Proceeds from exercise of stock options	96	9
Purchase and retirement of common stock	(60)	(339)
Cash dividends paid	(578)	(501)

Net cash provided by financing activities	63,157	84,396

Net increase in cash and cash equivalents	17,596	14,248

Cash and cash equivalents, beginning of period	7,527	11,364

Cash and cash equivalents, end of period	$25,123	$25,612

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiaries, Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 Annual Report on Form 10-KSB for the year ended December 31, 2004. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At June 30, 2005, loan commitments were as follows (in thousands):

Commitments to extend credit	$50,904
Undisbursed lines of credit	24,532
Letters of credit	1,372
Commitments to sell loans held for sale	1,037

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$1,107	$900	$2,065	$1,679
Other comprehensive income
Unrealized holding gain (losses) on available for sale securities arising during the period	655	(1,471)	434	(1,069)
Tax effect	(240)	537	(158)	390
Reclassification of gains recognized in net income	(5)	—	(5)	—
Tax effect	2	—	2	—

Total comprehensive income (loss)	$1,519	$(34)	$2,338	$1,000

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three-months and six-months ended June 30, 2005 and 2004 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$1,107	$900	$2,065	$1,679
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(23)	(6)	(46)	(12)

Pro forma	$1,084	$894	$2,019	$1,667

Basic net income per share:
As reported	$.32	$.26	$.59	$.48
Pro forma	.31	.26	.58	.48

Diluted net income per share:
As reported	$.30	$.24	$.56	$.45
Pro forma	.29	.24	.55	.45

For the three-month period ending June 30, 2005, there were 65,000 stock options that were antidilutive since the exercise price exceeded the average market price for the period.

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average number of common shares used in computing basic net income per share	3,492,588	3,487,840	3,490,335	3,490,443
Effect of dilutive stock options	209,048	236,506	213,436	233,110

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,701,636	3,724,346	3,703,771	3,723,553

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

Financial Condition at June 30, 2005 and December 31, 2004

During the six-month period ending June 30, 2005, total assets increased by $65.8 million to $563.3 million from $497.5 million at December 31, 2004. At June 30, 2005, loans totaled $461.8 million, an increase of $41.0 million, or 9.7%, during the six months, with the majority of the increase occurring in the commercial loan portfolio. Loans held for sale decreased by $857,000, from $1.9 million at December 31, 2004 to $1.0 million at June 30, 2005.

Total liquid assets, which includes cash and due from banks, interest-earning deposits and investment securities, increased by $23.8 million during the six months, to $66.7 million or 11.8% of total assets at June 30, 2005 versus $43.0 million, or 8.6% of total assets, at December 31, 2004.

Deposits continue to be our primary funding source. At June 30, 2005, deposits totaled $455.2 million, an increase of $63.7 million, or 16.3%, from year-end 2004. This significant increase was primarily due to 1) the utilization of out of market time deposits which offered greater term flexibility at comparable interest rates to that of our current local market, and 2) time deposit campaigns in our local markets that increases CD totals less than $100,000. In addition, we have also utilized borrowings from the FHLB to support balance sheet management and growth. Borrowings from the FHLB decreased by $5.9 million to $45.0 million at June 30, 2005, as we paid off $21.9 million in short-term variable rate borrowings and refinanced into $16.0 million of medium-term fixed rate advances from the FHLB. Trust preferred securities, regulatory capital instruments classified as long-term debt, increased $5 million during the second half of 2004, explaining the change from $11.0 million outstanding at June 30, 2004, to $16.0 million at June 30, 2005 and December 31, 2004. At the end of the second quarter, the Bank issued $8 million in subordinated debt that is treated as Tier II capital for regulatory purposes. The subordinated debt carries a variable rate tied to 3-month LIBOR and is classified as long-term debt.

Our capital position remains strong, with all of our regulatory capital ratios at levels that make us “well capitalized” under federal bank regulatory capital guidelines. At June 30, 2005, our shareholders’ equity totaled $31.4 million, an increase of $2.4 million from the December 31, 2004 balance. The increase in shareholders’ equity resulted primarily from net income during the period of $2.0 million. At June 30, 2005, both the Company and the Bank were considered to be “well capitalized” as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended June 30, 2005 and 2004

Net Income. Net income for the three months ended June 30, 2005 was $1.1 million, an increase of $207,000 from net income of $900,000 for the same three-month period in 2004. Net income per share was $.30 diluted for the three months ended June 30, 2005, up from $.24 diluted for the same period in 2004. We have experienced strong growth, with total assets averaging $538.5 million during the current three-month period as compared to $431.9 million in the prior year period, an increase of $106.5 million, or 24.7%. Increases in net interest income for the quarter ended June 30, 2005 of $811,000 exceeded the increases of $295,000 and $181,000 in the provision for loan losses and in non-interest expenses, respectively. In addition, we experienced a reduction in non-interest income in the amount of $92,000 for the quarter ended June 30, 2005.

Net Interest Income. Net interest income increased by $811,000, or 22.6%, to $4.4 million for the three months ended June 30, 2005. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets increased $99.8 million, or 25.6%, during the second quarter of 2005 as compared with the same period in 2004. The average tax equivalent yield on total interest-earning assets for the three month period was 6.61%, a 76 basis point increase from the 5.85% in the second quarter of 2004.

Our average total interest-bearing liabilities increased by $99.4 million, or 27.2%, virtually the same as our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 92 basis points from 2.07% to 2.98%, largely due to repricing of our premium money market accounts, the $16 million of junior subordinated debt tied to LIBOR, and rising CD costs during the past twelve months. For the three months ended June 30, 2005, our tax equivalent net interest spread was 3.63% and our tax equivalent net interest margin was 3.80%. For the three months ended June 30, 2004, our tax equivalent net interest rate spread was 3.78%, and our tax equivalent net interest margin was 3.91%.

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2005 was $525,000, representing an increase of $295,000, or 128.3%, from the $230,000 provision for the three months ended June 30, 2004. Net loan charge-offs were $213,000 during the three months ended June 30, 2005, as compared with net loan charge-offs in the amount of $74,000 in the same period of 2004. The allowance increased primarily due to our increase in loans, which amounted to $461.8 million at June 30, 2005, an increase of $93.6 million from loans outstanding at June 30, 2004. The level of our non-accrual loans at June 30, 2005 amounted to $1,478,000, or .32% of total loans compared to .29% at June 30, 2004 and .08% at December 31, 2004. While the allowance for loan losses increased $312,000 during the quarter to $5.9 million at June 30, 2005, the level of the allowance expressed as a percentage of gross loans increased only slightly from 1.27% at the end of 2004 to 1.29% at the end of the current quarter.

Non-Interest Income. For the three months ended June 30, 2005, non-interest income decreased $92,000, or 11.6%, to $702,000 from $794,000 for the same period in the prior year. This decrease resulted principally from a decrease in mortgage fee income of $25,000 and a decline in investment brokerage fees of $91,000 in 2005 compared to 2004. The decrease in investment brokerage fees is due to deposit rates becoming much more competitive as investment options when compared to fee based, fixed rate investment products. Offsetting these declines was an increase in service charges on deposit accounts of $20,000.

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

For the three-months ended June 30, 2005, total non-interest expenses increased $181,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $140,000, reflecting the addition of personnel resulting from the operation of the full service office in High Point, as well as normal growth and compensation increases. In addition, occupancy expense increased by $27,000, also due to the opening of our city office in High Point. Insurance and professional fees were virtually unchanged, and advertising costs increased due to our time deposit campaigns during the quarter.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 27.1% and 29.4%, respectively, for the three months ended June 30, 2005 and 2004. The decline in the effective tax rate was due to the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company owned life insurance.

Results of Operations for the

Six Months Ended June 30, 2005 and 2004

Net Income. Net income for the six months ended June 30, 2005 was $2.6 million, an increase of $386,000 over net income of $1.7 million for the same six-month period in 2004. Net income per share was $.56 diluted for the six months ended June 30, 2005, up from $.45 diluted for the same period in 2004. We have experienced strong growth, with total assets averaging $525.1 million during the current six-month period as compared to $409.7 million in the prior year period, an increase of $115.4 million, or 28.2%. Increases in net interest income for the six months ended June 30, 2005 of $1.7 million exceeded the increases of $655,000 and $389,000 in the provision for loan losses and in non-interest expenses, respectively. In addition, we have had a reduction in non-interest income in the amount of $110,000 for the year to date period ended June 30, 2005.

Net Interest Income. Net interest income increased by $1.7 million, or 23.7%, to $8.6 million for the six months ended June 30, 2005. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets increased $106.6 million, or 28.6%, during the first half of 2005 as compared with the same period in 2004. Our average tax equivalent yield on total interest-earning assets increased by 61 basis points from 5.83% to 6.44%.

Our average total interest-bearing liabilities increased by $105.6 million, or 30.3%, slightly less than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 75 basis points from 2.01% to 2.76%, largely due to repricing of our premium money market accounts, the $16 million of junior subordinated debt tied to LIBOR, and rising CD costs during the first half of 2005. For the six months ended June 30, 2005, our tax equivalent net interest spread was 3.67% and our tax equivalent net interest margin was 3.82%. For the six months ended June 30, 2004, our tax equivalent net interest rate spread was 3.82%, and our tax equivalent net interest margin was 3.96%.

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2005 was $1.0 million, representing an increase of $655,000, or 187.1%, from the $350,000 provision for the six months ended June 30, 2004. Net loan charge-offs were $418,000 during the six months ended June 30, 2005, as compared with net loan charge-offs in the amount of $136,000 in the same period of 2004. The allowance increased primarily due to our increase in loans, which amounted to $461.8 million at June 30, 2005, an increase of $93.6 million from loans outstanding at June 30, 2004. The level of our non-accrual loans at June 30, 2005 amounted to $1,478,000, or .32% of total loans compared to .29% at June 30, 2004 and .08% at December 31, 2004. While the allowance for loan losses increased $587,000 during the first six months of 2005 to $5.9 million at June 30, 2005, the level of the allowance expressed as a percentage of gross loans increased only slightly from 1.27% at the end of 2004 to 1.29% at the end of the current quarter.

Non-Interest Income. For the six months ended June 30, 2005, non-interest income decreased $110,000, or 7.7%, to $1,319,000 from $1,429,000 for the same period in the prior year. This decrease resulted principally from a decrease in mortgage fee income of $67,000 and a decline in investment brokerage fees of $117,000 in 2005 compared to 2004. The decrease in investment brokerage fees is due to deposit rates becoming much more competitive as investment options when compared to fee based, fixed rate investment products. Offsetting these declines was an increase in service charges on deposit accounts of $38,000.

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

For the six-months ended June 30, 2005, total non-interest expenses increased $389,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $312,000, reflecting the addition of personnel resulting from the operation of the full service office in High Point, as well as normal growth and compensation increases. In addition, occupancy expense increased by $53,000, also due to the opening of our city office in High Point. Advertising costs increased due to our time deposit campaigns during the first half of 2004, and insurance and professional fees increased by $87,000 as a result of additional legal and auditing expense associated with the requirements mandated by the Sarbanes-Oxley legislation.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 27.6% and 28.5%, respectively, for the six months ended June 30, 2005 and 2004. The decline in the effective tax rate was due to the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company owned life insurance.

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

Because of our continued growth, at the end of the second quarter we maintained a relatively high position of liquidity in the form of cash and due from banks, interest-bearing bank deposits and investment securities. These aggregated $66.7 million at June 30, 2005 compared to $43.0 million at December 31, 2004. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $72.5 million from the FHLB of Atlanta, with $45.0 million outstanding at June 30, 2005 and $50.9 million at December 31, 2004. We repaid $21.9 million in short-term, variable rate borrowings at the FHLB, and borrowed $16 million in medium-term, fixed rate FHLB Advances. All borrowings must be adequately collateralized. During 2005, we have not issued any additional trust-preferred securities. The $16.0 million junior subordinated debt obligations outstanding, referred to as trust-preferred securities, supplements our regulatory capital. At the end of the second quarter, the Bank issued $8 million in subordinated debt that is treated as Tier II capital for regulatory purposes. The subordinated debt carries a variable rate tied to 3-month LIBOR. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2005, our Tier I risk-based capital ratio was 9.10% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases and retirement of common stock by the Company during the quarter ended June 30, 2005. The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of June 30, 2005, the maximum of stock able to be purchased by the Company amounted to 349,000 shares, with 106,580 shares repurchased.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on May 17, 2005. Of the 3,613,958 shares entitled to vote at the meeting, 2,859,956 voted. The following matters were voted on at the meeting:

Proposal 1:	To elect three members of the Board of Directors for three-year terms until the Annual Meeting of Shareholders in 2008. Votes for each nominee were as follows:

Name	For	Withheld
Larry L. Callahan	2,850,917	9,039
Joseph M. Coltrane, Jr.	2,845,990	13,966
W. Groome Fulton, Jr.	2,851,793	8,163

Proposal 2:	To ratify the appointment of Dixon Hughes PLLC as the Company’s independent auditors for the year ending December 31, 2005.

For	Against	Abstain
2,843,061	13,769	3,126

Item 6. Exhibits

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note E).

Exhibit (31)	Rule 13a-14(a)\15d-14(a) Certifications.

Exhibit (32)	Section 1350 Certification.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: August 12, 2005		/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer