Form 10-Q
period 2005-09-30
BNC BANCORP
filed 2005-11-14
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2005, the registrant had outstanding 3,488,519 shares of Common Stock, no par value.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2005 (Unaudited)	December 31, 2004*
	(Amounts in thousands)
Assets
Cash and due from banks	$8,407	$6,747
Interest-earning balances	14,916	780
Securities available for sale	41,064	35,428
Federal Home Loan Bank stock, at cost	3,019	3,037
Loans held for sale	2,528	1,894
Loans	476,735	420,838
Less allowance for loan losses	(6,130)	(5,361)

Net loans	470,605	415,477
Accrued interest receivable	2,448	1,868
Premises and equipment, net	14,163	11,827
Investment in life insurance	12,167	11,713
Goodwill	3,423	3,423
Other assets	6,015	5,355

Total assets	$578,755	$497,549

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$40,771	$34,485
Interest-bearing demand	113,283	140,485
Savings	10,129	10,787
Time deposits of $100,000 and greater	199,835	134,696
Other time	99,103	71,027

Total deposits	463,121	391,480

Short-term borrowings	20,290	28,275
Long-term debt	59,496	45,496
Accrued expenses and other liabilities	3,511	3,261

Total liabilities	546,418	468,512

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 3,494,524 and 3,480,548 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	19,860	20,033
Retained earnings	11,943	8,679
Accumulated other comprehensive income	534	325

Total shareholders’ equity	32,337	29,037

Total liabilities and shareholders’ equity	$578,755	$497,549

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$8,334	$5,627	$22,240	$15,324
Interest on U.S. Treasury and agency securities	2	23	25	89
Interest on state and municipal securities	445	353	1,252	964
Other interest income	87	52	205	117

TOTAL INTEREST INCOME	8,868	6,055	23,722	16,494

INTEREST EXPENSE
Interest on demand deposits	582	548	1,696	1,627
Interest on savings deposits	13	5	39	15
Interest on time deposits of $100,000 and greater	1,749	741	4,474	1,649
Interest on other time deposits	742	340	1,717	918
Interest on short-term borrowings	156	8	435	97
Interest on long-term debt	792	502	1,889	1,295

TOTAL INTEREST EXPENSE	4,034	2,144	10,250	5,601

NET INTEREST INCOME	4,834	3,911	13,472	10,893

PROVISION FOR LOAN LOSSES	610	280	1,615	630

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,224	3,631	11,857	10,263

NON-INTEREST INCOME
Mortgage fee income	141	128	368	422
Service charges on deposit accounts	432	440	1,233	1,202
Investment brokerage fees	41	61	91	228
Increase in cash surrender value of life insurance	102	118	324	311
Gain on sale of investments available for sale	—	138	—	138
Other income	43	—	62	13

TOTAL NON-INTEREST INCOME	759	885	2,078	2,314

NON-INTEREST EXPENSE
Salaries and employee benefits	2,048	1,692	5,621	4,953
Occupancy expenses	185	160	558	480
Furniture and equipment expense	186	192	522	517
Data processing and supply expense	154	130	518	526
Advertising and business development expenses	77	106	308	278
Insurance, professional and other services	278	218	851	704
Other operating expenses	372	566	1,023	1,318

TOTAL NON-INTEREST EXPENSE	3,300	3,064	9,401	8,776

INCOME BEFORE INCOME TAX EXPENSE	1,683	1,452	4,534	3,801

INCOME TAX EXPENSE	463	418	1,249	1,088

NET INCOME	$1,220	$1,034	$3,285	$2,713

BASIC NET INCOME PER SHARE	$.28	$.24	$.75	$.62

DILUTED NET INCOME PER SHARE	$.26	$.22	$.71	$.58

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(Amounts in thousands)
Operating Activities
Net income	$3,285	$2,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	581	504
Amortization (accretion) of premiums and discounts, net	(341)	180
Amortization of core deposit intangible	11	19
Provision for loan losses	1,615	630
Gain on sale of securities available for sale	(5)	(138)
Net increase in cash surrender value of life insurance	(324)	(311)
Loss on disposal of premises and equipment	4	—
(Gain) loss on sales of foreclosed assets	(18)	76
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(634)	493
Increase in accrued interest receivable	(580)	(297)
Increase in other assets	(18)	(478)
Increase in accrued expenses and other liabilities	741	577

Net cash provided by operating activities	4,317	3,968

Investing Activities
Purchases of securities available for sale	(8,857)	(9,867)
Proceeds from calls and maturities of securities available for sale	2,615	3,115
Proceeds from sales of securities available for sale	1,280	4,028
(Purchase) redemption of Federal Home Loan Bank stock	18	(200)
Investment in life insurance	(130)	(2,580)
Net increase in loans	(58,286)	(90,857)
Purchase of premises and equipment	(2,913)	(1,601)
Proceeds from sales of foreclosed assets	900	1,183

Net cash used by investing activities	(65,373)	(96,779)

Financing Activities
Net increase in deposits	71,641	93,362
Net increase (decrease) in short-term borrowings	(7,985)	4,678
Net increase in long-term debt	14,000	11,000
Proceeds from exercise of stock options	50	8
Purchase and retirement of common stock	(276)	(507)
Cash dividends paid	(578)	(501)

Net cash provided by financing activities	76,852	108,040

Net increase in cash and cash equivalents	15,796	15,229

Cash and cash equivalents, beginning of period	7,527	11,364

Cash and cash equivalents, end of period	$23,323	$26,593

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiaries, Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 Annual Report on Form 10-KSB for the year ended December 31, 2004. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At September 30, 2005, loan commitments were as follows (in thousands):

Commitments to extend credit	$70,605
Undisbursed lines of credit	25,030
Letters of credit	1,473
Commitments to sell loans held for sale	2,528

NOTE C - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$1,220	$1,034	$3,285	$2,713

Other comprehensive income:
Unrealized holding gain (losses) on available for sale securities arising during the period	(101)	1,195	333	126
Tax effect	37	(436)	(122)	(46)

Net of tax amount	(64)	759	211	80

Reclassification of gains recognized in net income	—	(138)	(5)	(138)
Tax effect	—	50	2	50

Net of tax amount	—	(88)	(3)	(88)

Total comprehensive income (loss)	$1,156	$1,705	$3,493	$2,705

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

An employer that continues to apply the intrinsic value accounting method rather than the fair value based method must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. As required by SFAS No. 123, disclosures are presented below for the effect on the net income and net income per share for the three-months and nine-months ended September 30, 2005 and 2004 that would result from the use of the fair value based method to measure compensation cost related to stock option grants. The effects of applying the provisions of SFAS No. 123 are not necessarily indicative of future effects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$1,220	$1,034	$3,285	$2,713
Deduct: Total stock-based employee compensation expenses determined under fair value method for all amounts, net of related tax effects	(48)	(7)	(148)	(19)

Pro forma	$1,172	$1,027	$3,137	$2,694

Basic net income per share:
As reported	$.28	$.24	$.75	$.62
Pro forma	.27	.24	.72	.62

Diluted net income per share:
As reported	$.26	$.22	$.71	$.58
Pro forma	.25	.22	.68	.58

For the three-month and nine-month periods ending September 30, 2005 and 2004, there were no antidilutive options.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE E - NET INCOME PER SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after adjusting for a 5-for-4 stock split to be distributed on November 15, 2005. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of common shares used in computing basic net income per share	4,358,032	4,341,044	4,361,272	4,355,664
Effect of dilutive stock options	261,168	290,975	265,489	291,249

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,619,200	4,632,019	4,626,761	4,646,913

NOTE F – RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. This Statement was amended on April 14, 2005 to make the provisions of this Statement effective at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) on January 1, 2006. Since it is likely that we will grant additional stock options in the future, the adoption of SFAS No. 123(R) is expected to have a material effect on our consolidated financial statements.

NOTE G – SUBSEQUENT EVENT

On September 20, 2005, the Board of Directors of the Company approved a five-for-four split of the Company’s common stock to be distributed on November 15, 2005 to shareholders of record on October 31, 2005.

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

Financial Condition at September 30, 2005 and December 31, 2004

During the nine-month period ending September 30, 2005, our total assets increased by $81.2 million to $578.8 million from $497.5 million at December 31, 2004. The largest component of this growth consisted of loans receivable. At September 30, 2005, our loans totaled $476.7 million, an increase of $55.9 million, or 13.3%, during the nine months, with the majority of the increase occurring in the commercial loan portfolio. Increases in funding through deposits and borrowings exceeded our loan growth for the nine months, with that excess principally invested to enhance our liquidity position. Total liquid assets, which includes cash and cash equivalents and securities available for sale, increased by $21.9 million during the nine months, to $64.9 million or 11.2% of total assets at September 30, 2005 versus $43.0 million, or 8.6% of total assets, at December 31, 2004. Cash and cash equivalents, which includes cash and due from banks and interest-earning balances in other banks, increased by a total of $15.8 million, with interest-earning balances providing $14.1 million of that increase. Securities available for sale increased by $6.6 million to a total of $41.1 million. Premises and equipment increased $2.3 million, net of depreciation, from $11.7 million at December 31, 2004 to $14.2 million at September 30, 2005. This increase was primarily due to the construction on new bank branches.

Deposits continue to be our primary funding source. At September 30, 2005, deposits totaled $463.1 million, an increase of $71.6 million, or 18.3%, from year-end 2004. This significant increase was primarily due to 1) the utilization of out of market time deposits which offered greater term flexibility at comparable interest rates to that of our current local market, and 2) time deposit campaigns in our local markets that increases CD totals less than $100,000. In addition, we have also utilized borrowings to support balance sheet management and growth. We had $59.5 million of long-term debt outstanding at September 30, 2005 compared to $45.5 million at December 31, 2004. The long-term debt comprised of $35.0 million in FHLB borrowings, $16.5 million in junior subordinated debentures referred to as trust-preferred securities, qualifies as regulatory capital, and $8.0 million in subordinated debt that qualifies as Tier II capital for regulatory purposes. Short-term borrowings decreased by $8.0 million during the nine months of 2005 to $20.3 million from $28.3 million. Short-term borrowings consists of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements.

Our capital position remains strong. At September 30, 2005, our shareholders’ equity totaled $32.3 million, an increase of $3.7 million from the December 31, 2004 balance. The increase in shareholders’ equity resulted primarily from net income during the period of $3.3 million. At September 30, 2005, both the Company and the Bank were considered to be “well capitalized” as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended September 30, 2005 and 2004

Net Income. Net income for the three months ended September 30, 2005 was $1.2 million, an increase of $186,000 from net income of $1.0 million for the same three-month period in 2004. Net income per share was $.26 diluted for the three months ended September 30, 2005, up from $.22 diluted for the same period in 2004. We have experienced strong growth, with total assets averaging $566.5 million during the current three-month period as compared to $462.1 million in the prior year period, an increase of $104.4 million, or 22.6%. Increases in net interest income for the quarter ended September 30, 2005 of $923,000 exceeded the increases of $330,000 and $236,000 in the provision for loan losses and in non-interest expenses, respectively. In addition, we experienced a reduction in non-interest income of $126,000 for the quarter ended September 30, 2005.

Net Interest Income. Net interest income increased by $923,000, or 23.6%, to $4.8 million for the three months ended September 30, 2005. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets increased $102.0 million, or 24.3%, during the third quarter of 2005 as compared with the same period in 2004. The average tax equivalent yield on total interest-earning assets for the current three month period was 7.00%, a 109 basis point increase from the 5.91% in the third quarter of 2004 that reflects the upward trend in interest rates from period to period.

Our average total interest-bearing liabilities increased by $93.5 million, or 23.5%, slightly less than our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 115 basis points from 2.14% to 3.29%, largely due to rising CD costs during the past twelve months and the $24.5 million of subordinated debt tied to LIBOR, of which $8.0 million was issued during the second quarter of 2005. For the three months ended September 30, 2005, our tax equivalent net interest spread was 3.72% and our tax equivalent net interest margin was 3.89%. For the three months ended September 30, 2004, our tax equivalent net interest rate spread was 3.77%, and our tax equivalent net interest margin was 3.88%.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2005 was $610,000, representing an increase of $330,000, or 117.9%, from the $280,000 provision for the three months ended September 30, 2004, resulting from growth in loans during the period combined with higher levels of net loan charge-offs and non-accrual loans. Net loan charge-offs were $412,000 during the three months ended September 30, 2005, as compared with net loan recoveries of $30,000 in the same period of 2004. The level of our non-accrual loans at September 30, 2005 amounted to $1.0 million, or .21%, of total loans compared to .12% at September 30, 2004 and .08% at December 31, 2004. The level of our allowance expressed as a percentage of gross loans increased slightly from 1.27% at the end of 2004 to 1.29% at the end of the current quarter.

Non-Interest Income. For the three months ended September 30, 2005, non-interest income decreased $126,000, or 14.2%, to $759,000 from $885,000 for the same period in the prior year. This decrease resulted principally from a decrease in gains from the sale of investments securities. We recognized gains of $138,000 from the sale of investment securities in the third quarter of 2004, while no sales of investment securities occurred in the current quarter, and consequently no gains were realized. All other non-interest income categories remained relatively stable, with minimal increases or decreases reported.

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

For the three-months ended September 30, 2005, total non-interest expenses increased $236,000, principally as a result of growth achieved from period to period. This increase resulted principally from salary and employee benefit expenses increases in the amount $356,000, reflecting the addition of personnel resulting from the operation of the full service office in High Point, as well as normal growth and compensation increases. Largely offsetting this and other non-interest expense increases was a decrease in other operating expenses of $194,000, primarily from a decrease of $161,000 in operational charge-offs for the three-month period ended September 30, 2005 when compared to the same three-month period in 2004.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 27.5% and 28.8%, respectively, for the three months ended September 30, 2005 and 2004. The decline in the effective tax rate was due to the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company owned life insurance.

Results of Operations for the

Nine Months Ended September 30, 2005 and 2004

Net Income. Net income for the nine months ended September 30, 2005 was $3.3 million, an increase of $572,000 over net income of $2.7 million for the same nine-month period in 2004. Net income per share was $.71 diluted for the nine months ended September 30, 2005, up from $.58 diluted for the same period in 2004. We have experienced strong growth, with total assets averaging $539.1 million during the current nine-month period as compared to $427.3 million in the prior year period, an increase of $111.8 million, or 26.2%. Increases in net interest income for the nine months ended September 30, 2005 of $2.6 million exceeded the increases of $985,000 and $625,000 in the provision for loan losses and in non-interest expenses, respectively. In addition, we have had a reduction in non-interest income of $236,000 for the year to date period ended September 30, 2005.

Net Interest Income. Net interest income increased by $2.6 million, or 23.7%, to $13.5 million for the nine months ended September 30, 2005. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets increased $103.9 million, or 26.6%, during the nine months ended September 30, 2005 as compared with the same period in 2004. Our average tax equivalent yield on total interest-earning assets increased by 78 basis points from 5.84% to 6.62%, reflecting the upward trend in interest rates.

Our average total interest-bearing liabilities increased by $101.4 million, or 27.8%, slightly greater than our increase in interest-earning assets due to increases in non-interest bearing deposits and in equity. Our average cost of total interest-bearing liabilities increased 88 basis points from 2.06% to 2.94%, largely due to rising CD costs during the past twelve months and the $24.5 million of subordinated debt tied to LIBOR, of which $8.0 million was issued during the second quarter of 2005. For the nine months ended September 30, 2005, our tax equivalent net interest spread was 3.68% and our tax equivalent net interest margin was 3.84%. For the nine months ended September 30, 2004, our tax equivalent net interest rate spread was 3.79%, and our tax equivalent net interest margin was 3.92%.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2005 was $1.6 million, representing an increase of $985,000, or 156.3%, from the $630,000 provision for the nine months ended September 30, 2004 resulting from growth in loans during the period combined with higher levels of net loan charge-offs and non-accrual loans. Net loan charge-offs were $830,000 during the nine months ended September 30, 2005, as compared with net loan charge-offs of $97,000 in the same period of 2004. The level of our non-accrual loans at September 30, 2005 amounted to $1.0 million, or .21%, of total loans compared to .12% at September 30, 2004 and .08% at December 31, 2004. The level of our allowance expressed as a percentage of gross loans increased slightly from 1.27% at the end of 2004 to 1.29% at the end of the current quarter.

Non-Interest Income. For the nine months ended September 30, 2005, non-interest income decreased $236,000, or 10.2%, to $2.1 million from $2.3 million for the same period in the prior year. This decrease resulted principally from a decrease in mortgage fee income of $54,000, a decrease in investment brokerage fees of $137,000, and a decrease of $138,000 in gains from the sale of investment securities. in 2005 compared to 2004. The decrease in mortgage fee income resulted from a drop in the level of originations during the first six months of the respective periods. The decrease in investment brokerage fees is due to deposit rates becoming much more competitive as investment options when compared to fee based, fixed rate investment products. We recognized gains of $138,000 from the sale of investment securities in the third quarter of 2004, while no sales of investment securities occurred in the current quarter, and consequently no gains were realized. Offsetting these decreases were increases in service charges on deposit accounts, income from cash surrender value of life insurance and other income of $31,000, $13,000 and $49,000, respectively.

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

For the nine months ended September 30, 2005, total non-interest expenses increased $625,000, principally as a result of growth achieved from period to period. Salary and employee benefit expenses increased $668,000, reflecting the addition of personnel resulting from the operation of the full service office in High Point, as well as normal growth and compensation increases. In addition, occupancy expense increased by $78,000, also due to the opening of our city office in High Point. Insurance and professional fees increased by $147,000 as a result of additional legal and auditing expense associated with the requirements mandated by the Sarbanes-Oxley Act of 2002 and other legislation and regulation. Largely offsetting these increases were decreases in other operating expenses of $295,000, primarily from a decrease of $205,000 in operational charge-offs for the nine-month period ended September 30, 2005 and gains from other real estate disposals of $18,000, compared to other real estate losses reported in the prior year period of $76,000.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 27.5% and 28.6%, respectively, for the nine months ended September 30, 2005 and 2004. The decline in the effective tax rate was due to the increased level of tax-exempt interest income and nontaxable income from investments in state and municipal investment securities and Company owned life insurance.

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

Because of our continued growth, at the end of the second quarter we maintained a relatively high position of liquidity in the form of cash and due from banks, interest-bearing bank deposits and investment securities. These aggregated $64.9 million at September 30, 2005 compared to $43.0 million at December 31, 2004. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $86.8 million from the FHLB of Atlanta, with $45.0 million outstanding at September 30, 2005 and $50.9 million at December 31, 2004. We repaid $21.9 million in short-term, variable rate borrowings at the FHLB, and borrowed $16 million in medium-term, fixed rate FHLB Advances. All borrowings must be adequately collateralized. During the second quarter of 2005, we issued $8.0 million in subordinated debt that is treated as Tier II capital for regulatory purposes. This new issuance of subordinated debt carries a variable rate tied to 3-month LIBOR. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2005, our Tier I risk-based capital ratio for the Bank was 8.79% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2005 to July 30, 2005	5,000	$20.05	5,000	226,091
August 1, 2005 to August 31, 2005	8,970	$18.42	8,970	217,121
September 1, 2005 to September 30, 2005	560	$18.66	560	216,561

Year-to-date	14,530	$18.99	14,530

The above includes purchases and retirement of common stock by the Company. The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of September 30, 2005, the maximum of stock able to be purchased by the Company amounted to 349,000 shares, with 132,439 shares repurchased. The above share and per share data has not been adjusted to reflect the 5-for-4 stock split to be distributed on November 15, 2005.

Item 6. Exhibits

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note E).

Exhibit (31)	Rule 13a-14(a)\15d-14(a) Certifications.

Exhibit (32)	Section 1350 Certification.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: November 11, 2005	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: November 11, 2005	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer