Form 10-K
period 2005-12-31
BNC BANCORP
filed 2006-03-31
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20579

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number: 000-50128

BNC BANCORP

(Exact name of registrant as specified in its charter)

North Carolina	47-0898685
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

831 Julian Avenue Thomasville, North Carolina	27360
(Address of Principal Executive Offices)	(Zip Code)

(336) 476-9200

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:	Common stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

$62,708,020

(Aggregate value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s common stock, no par value per share was sold on March 27, 2006)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,377,908 shares of common stock, no par value, as of March 27, 2006.

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

The Bank is a full service commercial bank that was incorporated under the laws of the State of North Carolina on November 15, 1991, and opened for business on December 3, 1991. The Bank concentrates its marketing and banking efforts to serve the citizens and business interests of the cities and communities located in Davidson, Randolph, Rowan, Forsyth and Guilford Counties. The Bank conducts its business in Davidson County from its corporate headquarters located in Thomasville, North Carolina, an additional branch in Thomasville, and a branch in Lexington, North Carolina. In Randolph County, the Bank has one location in the Archdale-Trinity community; in Forsyth County, the Bank has one location in Kernersville and a commercial loan office in Winston Salem, North Carolina; in Guilford County, the Bank has one location in Oak Ridge and one location in High Point, North Carolina; in Cabarrus County, the Bank has a loan production office in Harrisburg, North Carolina; and in Rowan County, the Bank has one office in Salisbury, North Carolina.

On February 6, 2006, the Company and the Bank entered into a definitive agreement with SterlingSouth Bank & Trust Company (“SterlingSouth”) that provides for the merger of SterlingSouth with and into the Bank. SterlingSouth operates from three offices located in Greensboro, North Carolina. The Company anticipates that the merger will close during the third quarter of 2006. The SterlingSouth branches will then operate as branches of the Bank and will increase the Bank’s presence in Guilford County, North Carolina.

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

The Bank’s primary sources of revenue are interest and fee income from its lending activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from its investment portfolio. During the period 2002 to 2005, with interest rates being at historic lows on investment securities and other short-term liquid investments, the Bank chose to limit the investment in these short-term investments and focus the majority of the new investment dollars into higher yielding loans and longer term municipal securities. The interest on US Agency securities declined in each of the years 2003 through 2005, while the interest on municipal securities increased significantly throughout this three-year period. The major expenses of the Bank are interest paid on deposits and general administrative expenses such as salaries, employee benefits, advertising and office occupancy.

The Bank has experienced steady growth over its fourteen-year existence. The Bank’s assets totaled $595 million and $498 million as of December 31, 2005 and 2004, respectively. Net Income for the fiscal year ended December 31, 2005 was $4.5 million, or $0.97 per diluted share, compared with $3.8 million, or $0.82 per diluted share, for the fiscal year ended December 31, 2004. All per share amounts have been adjusted for the five-for-four stock split effected during the fourth quarter of 2005.

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

As of December 31, 2005, there were 29 branch offices of ten commercial banks located in Thomasville and Lexington (Davidson County); and nine offices of seven commercial banks located in the town of Archdale (Randolph County); 13 offices of 13 commercial banks located in the town of Kernersville (Forsyth County); two offices of two commercial banks in the town of Oak Ridge (Guilford County); thirty 32 offices of 12 commercial banks in the town of High Point(Guilford County); and 23 offices of ten commercial banks located in the town of Salisbury (Rowan County). The Bank faces additional competition for investors’ funds from short-term money market securities and other corporate and governmental securities.

Davidson, Randolph, Guilford, Rowan, Cabarrus and Forsyth Counties are located in the diverse, growing region of the Piedmont Triad. Lexington, Archdale and Thomasville’s traditional economic base includes furniture and textile manufacturing. Large area employers include Thomasville Furniture Industries, Lexington Furniture Industries, Thomas Built Buses, and Dar/Ran Furniture. Oak Ridge is primarily rural with the economic base consisting of farming and small business. Kernersville’s economic base consists primarily of small businesses. Large employers in Kernersville include Roadway Express, Barco Pruden, Sara Lee Sock Co., Deere Hitachi and Hooker Furniture.

Rowan and Cabarrus Counties are located in the growing Piedmont region of North Carolina between the Charlotte metro market and the High Point and Thomasville markets. Rowan and Cabarrus Counties offers a premier location for warehouses, manufacturing and distribution facilities because the largest consolidated rail system in the country is centered in the region. Rowan County is home to over 45 freight companies. Cabarrus County is the home to Lowes Motor Speedway, and numerous Nascar related suppliers and team headquarters.

Employees

At December 31, 2005, the Bank had 142 full-time and three part-time employees.

Subsidiaries

The Company is a one-bank holding company for Bank of North Carolina. In addition, the Company has wholly owned subsidiaries to issue trust preferred securities: BNC Bancorp Capital Trust I, BNC Capital Trust II and BNC Capital Trust III. These long term obligations, which qualify as Tier I capital for the Company, constitute a full and unconditional guarantee by the Company of the trusts’ obligations under the preferred securities.

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

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2005.

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

Federal Home Loan Bank System. Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2005, the Bank was in compliance with this requirement.

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

ITEM 1A. RISK FACTORS

The Bank’s operations are concentrated in the Piedmont region of North Carolina along the I-85/I-40 corridor. The Bank’s operations are concentrated in the Piedmont region of North Carolina. As a result of this geographic concentration, our results may correlate to the economic conditions in these areas. A deterioration in economic conditions in any of these market areas, particularly in the industries on which these geographic areas depend, may adversely affect the quality of the Bank’s loan portfolio and the demand for its products and services, and accordingly, the Bank’s results of operations.

The Bank is exposed to risks in connection with the loans it makes. A significant source of risk for the Company and the Bank arises from the possibility that losses will be sustained by the Bank because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that it believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect the Bank’s results of operations.

The Company and the Bank compete with much larger companies for some of the same business. The banking and financial services business in the Bank’s market areas continues to be a competitive field and is becoming more competitive as a result of:

•	Changes in regulations;

•	Changes in technology and product delivery systems; and

•	The accelerating pace of consolidation among financial services providers.

The Company and the Bank may not be able to compete effectively in its markets, and its results of operations could be adversely affected by the nature or pace of change in competition. The Bank competes for loans, deposits and customers with various bank and nonbank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

The Company’s trading volume has been low compared with larger national and regional banks. The Company common stock is traded on the NASDAQ SmallCap Market. However, the trading volume of the Company’s common stock is relatively low when compared with more seasoned companies listed on The NASDAQ SmallCap Market, The NASDAQ National Market System, or other consolidated reporting systems or stock exchanges. Thus, the market in the Company’s common stock may be limited in scope relative to other larger companies. In addition, the Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

Technological advances impact the Company’s business. The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, on our ability to address the needs of the Bank’s customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. The Bank may not be able to effectively implement new technology-driven products and services or successfully market such products and services to its customers.

Government regulations may prevent or impair the Company’s ability to pay dividends, engage in mergers or operate in other ways. Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. The Bank is subject to supervision and periodic examination by the FDIC and the North Carolina State Commissioner of Banks (the “Commissioner”). The Company is subject to regulation by the Federal Reserve and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit the growth and the return to the Company’s shareholders by restricting certain activities, such as:

•	The payment of dividends to our shareholders;

•	Possible mergers with or acquisitions of or by other institutions;

•	Our desired investments;

•	Loans and interest rates on loans;

•	Interest rates paid on our deposits;

•	The possible expansion of our branch offices; and/or

•	Our ability to provide securities or trust services.

The Bank also is subject to capitalization guidelines set forth in federal legislation, and could be subject to enforcement actions to the extent that it is found by regulatory examiners to be undercapitalized. The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the Company’s future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

The cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 may negatively impact the Company’s income. The Company is subject to the rules and regulations of the SEC, including those rules and regulations mandated by the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of requires all reporting companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. Section 404 further requires that the reporting company’s independent auditors attest to, and report on, this management assessment. The Company is not yet subject to the auditor attestation requirement of Section 404; however, the Company expects its expenses related to its internal and external auditors to increase significantly.

The merger transaction between the Bank and SterlingSouth Bank & Trust Company may be more difficult, costly or time consuming than expected. Upon completion of the merger, the Bank will merge the operations of SterlingSouth with its operations. When the Bank begins to integrate the two companies’ operations, it is possible that there will be disruptions in each company’s ongoing operations. For example, when the Bank begins working out differences in the two companies’ business procedures, controls, product descriptions, account terms, personnel policies and data processing systems, there could be problems that affect the Bank’s ongoing relationships with its and SterlingSouth’s customers or that affect the Bank’s ability to realize all anticipated benefits of the merger. Some of these difficulties include, without limitation, the loss of key employees and customers, the disruption of ongoing business relationships, and possible inconsistencies in standards, controls, procedures and policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

North Thomasville Office relocation: 1323 National Highway, Thomasville, NC 27360.

Kernersville Office: 211 Broad Street, Kernersville, NC 27284.

Oak Ridge Office: 8000 Linville Road, Oak Ridge, NC 27310

High Point Office Site: 801 North Elm Street, High Point, NC 27262.

Salisbury Office Site: 415 Jake Alexander Boulevard West, Salisbury, NC 28147.

The total net book value of the Bank’s furniture, fixtures and equipment on December 31, 2005 was $14.7 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as “real estate owned” until it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2005, the Bank had $855,000 of assets classified as real estate owned.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed in the NASDAQ Small-Cap market under the symbol “BNCN”. Scott & Stringfellow, Inc., Ryan Beck & Co., Sandler O’Neill & Partners, L.P., Raymond James & Associates, and Monroe Securities are the market makers in the Company’s stock. The following firm is not a market maker; however, they do attempt to match-up buyers and sellers through their local offices: Wachovia Securities.

Table 19 following this discussion presents the over-the-counter market quotations for the Company’s common stock for the years ended December 31, 2005 and 2004. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2005, the Company had approximately 1,169 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

See “ITEM 1. DESCRIPTION OF BUSINESS — Supervision and Regulation” above for regulatory restrictions which limit the ability of the Bank to pay dividends. The Company has paid four annual cash dividends, with the most recent two being cash dividends of $0.16 and $0.13 per share of common stock on a split adjusted basis on March 10, 2006 and March 11, 2005, respectively. The Company paid a 25% stock dividend on November 15, 2005 to all holders of common stock on October 31, 2005.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1, 2005 to October 31, 2005	—	$—	—	271,246
November 1, 2005 to November 31, 2005	6,875	$17.76	6,875	264,371
December 1, 2005 to December 31, 2005	15,650	$19.10	15,650	248,721

Year-to-date	22,525	$18.69	22,525

The above includes purchases and retirement of common stock by the Company. The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of December 31, 2005, the maximum of stock able to be purchased by the Company amounted to 436,795 shares, with 188,074 shares repurchased.

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

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Total interest income	$33,373	$23,171	$18,024	$15,929	$15,121
Total interest expense	14,593	8,029	6,074	5,918	7,356

Net interest income	18,780	15,142	11,950	10,011	7,765
Provision for loan losses	2,515	1,190	520	820	815

Net interest income after provision	16,265	13,952	11,430	9,191	6,950
Non-interest income	2,982	3,190	3,379	2,348	1,461
Non-interest expense	13,023	11,863	10,034	7,772	5,654

Income before income taxes	6,224	5,279	4,775	3,767	2,757
Provision for income taxes	1,719	1,474	1,368	1,157	842

Net income (loss)	$4,505	$3,805	$3,407	$2,610	$1,915

Per Share Data: (6)
Earnings per share - basic	$1.03	$0.87	$0.77	$0.62	$0.48
Earnings per share - diluted	0.97	0.82	0.73	0.60	0.46
Cash dividends paid	0.13	0.11	0.09	—	—
Market price
High	19.42	14.77	14.19	8.91	9.09
Low	13.66	12.44	7.71	6.18	6.54
Close	18.55	14.40	13.20	8.73	7.31
Tangible book value	6.78	5.86	5.29	4.90	4.81

Weighted average shares outstanding:
Basic	4,362,608	4,353,375	4,412,914	4,198,169	3,952,659
Diluted	4,630,297	4,636,071	4,666,483	4,375,218	4,145,137
Year-end shares outstanding	4,367,953	4,350,685	4,365,044	4,440,459	4,000,391

Selected Year-End Balance Sheet Data:
Total assets	$594,550	$497,549	$372,281	$306,636	$210,353
Loans	499,247	420,838	303,732	233,180	172,189
Allowance for loan losses	6,140	5,361	4,598	4,306	2,292
Goodwill	3,423	3,423	3,423	3,423	—
Deposits	490,892	391,480	296,742	259,546	170,455
Short-term borrowings	7,061	28,275	12,535	3,783	3,143
Long-term debt	59,496	45,496	34,000	16,000	16,000
Shareholders’ equity	33,114	29,037	26,493	25,169	19,222

Selected Average Balances:
Total assets	$549,654	$442,087	$331,907	$255,988	$197,657
Loans, including loans held for sale	454,395	365,377	257,402	203,333	158,019
Total interest-earning assets	503,013	408,385	299,033	232,263	182,163
Deposits, interest-bearing	404,384	321,590	240,325	184,662	141,219
Total interest-bearing liabilities	475,254	378,563	274,007	206,172	159,316
Shareholders’ Equity	31,061	28,011	26,734	22,386	18,242

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Performance Ratios:
Return on average assets	0.82%	0.86%	1.03%	1.02%	0.97%
Return on average equity	14.50%	13.58%	12.74%	11.66%	10.50%
Net interest spread (1)	3.75%	3.72%	3.95%	4.10%	3.78%
Net interest margin (2)	3.92%	3.87%	4.14%	4.42%	4.35%
Non-interest income to total revenue (5)	13.70%	17.40%	22.04%	19.00%	15.84%
Non-interest income to average assets	0.54%	0.72%	1.02%	0.92%	0.74%
Non-interest expense to average assets	2.37%	2.68%	3.02%	3.04%	2.86%
Efficiency ratio (7)	59.84%	64.71%	65.46%	62.89%	61.28%
Dividend payout ratio	12.43%	12.84%	11.40%	0.00%	0.00%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.37%	0.08%	0.27%	0.73%	0.16%
Allowance for loan losses to period-end loans	1.23%	1.27%	1.51%	1.85%	1.33%
Allowance for loan losses to nonperforming loans	335.70%	1614.76%	550.66%	253.29%	807.04%
Nonperforming assets to total assets (3)	0.45%	0.18%	0.27%	0.55%	0.14%
Net loan charge-offs to average loans	0.38%	0.12%	0.09%	0.49%	0.23%

Capital Ratios: (4)
Total risk-based capital	11.27%	10.79%	10.16%	9.85%	12.30%
Tier 1 risk-based capital	8.61%	9.55%	8.91%	8.60%	11.05%
Leverage ratio	7.92%	8.66%	7.94%	7.33%	9.70%
Equity to assets ratio	5.57%	5.84%	7.12%	8.21%	9.14%
Tangible equity to assets ratio	5.01%	5.16%	6.22%	7.13%	9.14%
Dividend payout	12.37%	14.65%	26.00%	—	—

Other Data:
Number of full service banking offices	8	7	6	6	4
Number of limited service lending offices	2	3	3	—	—
Number of full time equivalent employees	140	122	106	94	63

(1)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.
(3)	Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.
(4)	Capital ratios are for the bank.
(5)	Total revenue consists of net interest income and non-interest income.
(6)	All per share data has been restated to reflect the dilutive effect of a stock split effected in the form of a 25% stock dividend in 2005 and a stock split effected in the form of a 10% stock dividend in 2003.
(7)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in understanding and evaluating of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report. Additional discussion and analysis related to fiscal 2005 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and the Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7)other risks and factors identified in the Company’s other filings with the SEC. The Company undertakes no obligation to update any forward-looking statements.

The Company is a one-bank holding company incorporated under the laws of North Carolina to serve as the holding company for the Bank. The Company acquired all of the outstanding capital stock of the Bank on December 16, 2002. The Bank is a full service commercial bank that was incorporated under the laws of the State of North Carolina on November 15, 1991, and opened for business on December 3, 1991. The Bank concentrates its marketing and banking efforts to serve the citizens and business interests of the cities and communities located in Davidson, Randolph, Guilford, Rowan, Cabarrus and Forsyth Counties. See “PART I, ITEM 1 — BUSINESS” for an overview of the business operations of the Company and the Bank.

EXECUTIVE SUMMARY

Growth, Expansion, and Funding Trends. Quality people, high growth markets, and a strict dedication to asset quality are the underlying principles of our expansion efforts. In the first quarter of 2005, we moved our High Point loan production operation into a full-service, permanent facility. This was the first office to go from loan production office to full-service facility. The second loan production office in Salisbury moved its operations to a full-service banking facility during the first quarter of 2006. This model has been highly successful and very profitable for our Company and shareholders, and we anticipate utilizing this model in other markets going forward.

In 2005, we opened commercial loan production offices in Winston-Salem and Harrisburg, North Carolina. In early 2006, we plan to open a loan production office in Northern Davidson County located on the outskirts of metro-Winston-Salem. We anticipate both the Harrisburg and Northern Davidson County offices to move into full-service facilities in 2006 or early 2007.

The common theme with all of our expansion efforts is finding great bankers of high character and technical skills in high growth markets. We have looked at acquisition opportunities over the past three years, but until our proposed transaction with SterlingSouth, none had the ingredients that we require: solid management, common philosophy on service, and a great market. In early 2006, the Company announced the signing of definitive agreement to acquire SterlingSouth in Greensboro, North Carolina. SterlingSouth had approximately $160 million in assets at December 31, 2005, and conducts its business from three offices in the dynamic Greensboro metro-market.

Combining the highly attractive Greensboro market and a management and lending team made up of seasoned veterans, all having over 17 years of banking experience, made this transaction a great fit strategically. We anticipate closing this transaction in early July of 2006.

Trends. Beginning in 2003, the Company began expanding our footprint into new markets using loan production offices as an entry vehicle. Loan production offices were opened in High Point in the second quarter of 2003, and in Salisbury in the fourth quarter of 2003. Each of these offices was successful in growing their respective loan portfolios to over $100 million in loans outstanding by the end of 2005, and both have been converted into full-service offices. With the success of the loan production office model, the Company opened loan production offices in the cities of Winston-Salem and Harrisburg, North Carolina in 2004 and 2005.

The Company’s loan portfolio has more than doubled from the $233.2 million reported on December 31, 2002, to December 31, 2005, when total loans were $499.2 million. In this three-year period, rates have been at historically low levels. Management has made a conscious effort to pursue variable rate pricing on a predominance of this new growth in the loan portfolio, thereby experiencing a shift in our portfolio mix from 50% fixed at the end of 2002, to 71% variable at the end of 2005. As rates have risen over the past 15 months, the rates on these variable-rate loans have increased concurrently, and have contributed to a strong rise in the Bank’s yield on earning assets.

Over the same time period, management has utilized the wholesale CD markets to attract and lock in longer-term funding. This longer term funding, terms of 18 months to five years, carried a higher cost in the short-term, but as rates have risen substantially over the past 15 months, this strategy has helped to hold down the cost of our interest bearing liabilities.

With rates at a level that is approaching “neutral” as defined by the Federal Reserve Open Market Committee, management and the Board of Directors have worked to formulate and execute a strategy to reduce our Company’s asset sensitive position. In the fourth quarter of 2005, the Company executed a $25 million notional swap transaction whereby we are paying prime rate variable and received a fixed rate of 7.77% for five years. This effectively turned the interest stream on $25 million of our prime based loan portfolio into a fixed interest stream at 7.77%. This was the first in a series of planned moves to reduce the rate sensitivity in our balance sheet now that the future direction of rates in not as clear-cut as was the case in 2003 and 2004.

The primary driver of our gains in net income have come from a 18.6%, 38.6% and 30.3% growth in the loan portfolio, net of allowance for loan losses, in 2005, 2004 and 2003, respectively. In addition to driving a 24.0% and 26.7% increase in net interest income in 2005 and 2004, respectively, the expansion over the past three years also served to provide greater diversification of our loan portfolio into markets less dependent on manufacturing. In 2002, the Thomasville and Lexington offices accounted for 64.4% of the Company’s total loan portfolio, compared to 37.7% at the end of 2005. These markets continue to be very sound banking markets, however, with the current employment volatility in the manufacturing sectors, management is continuing to look at rapidly growing markets outside Davidson County that provide diverse industries and economic drivers.

In 2003 and early 2004, as we originated variable-rate loans and funded with longer-term deposits, the Company’s net interest margin declined from 4.14% in 2003 to 3.87% in 2004. However, the Bank’s net interest income increased 26.7%, or $3.2 million in 2004 compared to 2003. By accepting a slightly smaller net interest margin, the Bank was able to accelerate the growth of our loan portfolio, price our loans and deposits to take advantage of future rate increases, and still report record increases in our net interest income. Each of these results was expected as part of the strategic plan implemented during 2003. In 2005, as rates rose steadily, the investment we made in longer-term funding, with the sacrifice in short-term yield we experienced by stressing variable-rate credits began to pay significant dividends. In 2005, the Company’s net interest margin increased to 3.92% and net interest income increased by $3.6 million, or 24.0%.

With assets growing at a compounded annual rate of 24.9% over the past three years, it was imperative that part of our on-going strategic plan be devoted to capital planning. As noted in prior reports, the Company has utilized alternative forms of regulatory capital to supplement our shareholders’ equity in order to remain well capitalized for regulatory purposes. The Company has issued three blocks of 30 year variable rate junior subordinated debentures to its wholly owned capital trusts: $5.2 million in April of 2003 priced at 3 month LIBOR + 3.25%; $6.2 million in

March of 2004 priced at 3 month LIBOR + 2.80%; and $5.2 million in September of 2004 priced at 3 month LIBOR + 2.40%. These debentures fully and unconditionally guarantee the preferred securities issued by the trusts. These debentures are classified as long-term debt on our Company’s financial statements. In addition, during the second quarter of 2005, the Bank issued $8.0 million of subordinated debentures priced at 3 month LIBOR + 1.80%, which is classified as Tier II capital for regulatory purposes.

During 2005, in addition to increases in long-term debt, total shareholders’ equity increased by $4.1 million, or 14.0%. The Company reported net income of $4.5 million, and repurchased stock amounting to $697,000 as part of the stock repurchase plan approved by the Board of Directors. The Company repurchased 33,594 shares on the open market, at prices and block sizes in accordance with the provisions of the stock repurchase plan and relevant securities laws. All capital ratios continue to place the Bank in excess of the minimum required to be deemed a “well-capitalized” bank by regulatory measures.

The Bank has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks, investment securities available for sale and FHLB stock, ended the year in the aggregate at $60.3 million, or 10.1% of total assets. The Bank, as a member of the FHLB, has an investment of $2.6 million in FHLB stock. The Bank’s investment in premises and equipment increased by $2.9 million as a result of the cost of finishing our full service office in High Point and the construction costs associated with our full service office in Salisbury. As part of the acquisition of Independence Bank, the Company recorded goodwill of $3.4 million, which is not amortizable. The $154,000 in core deposit intangible associated with that transaction has a carrying balance of $60,000 at December 31, 2005. The core deposit intangible asset is being amortized into expense over ten years.

Net Interest Margin Trends. With rates at historically low levels, the Bank made a conscious decision to limit the growth of our fixed-rate loan portfolio over the past three years. While these fixed-rate credits provide short-term spread, they would have provided a less favorable impact on the Company’s earnings stream as the Federal Reserve increased short-term rates over the past 15 months. In 2005, the Bank reported total loan growth of over $78.4 million. During the year, variable-rate loans increased by $54.9 million, while fixed-rate loans increased by $23.5 million. As would be expected, in a rising interest rate environment, the market rate for variable-rate loans adjusted each time the Federal Reserve increased its benchmark rates, and resulted in the Bank’s yield on earning assets increasing throughout 2005.

The funding for the loan growth in 2005, unlike in 2004 when funding came primarily from wholesale funding sources, was comprised of both local and wholesale funds. In 2004, we were actively seeking longer-term funding, which was not readily available in our local markets. For efficiency and availability of these longer-term funds, we were forced to utilize the wholesale markets almost exclusively. In 2005, when our targeted terms for new funding changed to 15 months or less, we were able to tap our local markets and generate local deposit growth, primarily with terms of eight months to 13 months. This local deposit growth was led by the opening of our full-service office in High Point in the first quarter, and the expanded awareness of our Salisbury office during the second half of 2005. When local deposit growth was not sufficient to meet short-term funding requirements, we continued to use the wholesale markets to acquire (or to obtain) funding with terms of six months to 24 months.

As management and the Board looks ahead to 2006, it is uncertain how long and at what pace the Federal Reserve will continue to raise short-term interest rates. We are positioning our balance sheet and interest income stream to partially participate in future rate moves, while reducing our exposure to a sharp drop in rates. These strategic initiatives now in place management believes are a prudent way to protect the long-term income stream of our Company.

FINANCIAL CONDITION

DECEMBER 31, 2005 AND 2004

The most significant factor affecting the Bank’s growth in 2005 was the $77.6 million increase in net loans. This total increase was composed principally of an increase of $42.8 million in loans secured by real estate other than construction, an increase of $37.8 million in loans secured by construction purpose real estate and a decline of $7.5 million in loans to individuals for consumer purposes. The Bank has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks, investment securities available for sale and FHLB stock, ended the year in the aggregate at $60.3 million, or 10.1% of total assets. The Bank, as a member of the FHLB, has an investment of $2.6 million in FHLB stock. The Bank’s investment in premises and equipment increased by $2.9 million as a result of the cost of completing our full service office in High Point and the cost of construction of our full service office in Salisbury. As part of the acquisition of Independence Bank, the Company recorded goodwill of $3.4 million that is not amortizable. The $154,000 in core deposit intangible associated with that transaction has a carrying balance of $60,000 at December 31, 2005. The core deposit intangible asset is being amortized into expense over ten years.

Funding to support higher total assets held at year-end was provided by an increase of $99.4 million in deposit accounts, a decrease of $21.2 million in short-term borrowings, and an increase of $14.0 million in long-term debt. The increase in deposit accounts was due to an increase of $117.3 million in certificates of deposit. Large denomination certificates of deposit increased by $84.9 million in 2005, and at year-end included $190.2 million in large denomination certificates of deposit obtained through the wholesale markets. These certificates had maturities ranging from six months to five years at rates at or below those being quoted in the local markets at the time of closing. Smaller denomination time deposits, which come primarily from within our local markets, increased by $32.4 million.

During 2005, total shareholders’ equity increased by $4.1 million, or 14.0%. The Company reported net income of $4.5 million, and repurchased 33,594 shares of stock amounting to $697,000 as part of the stock repurchase plan approved by the Board of Directors. The stock was repurchased on the open market, at prices and block sizes in accordance with the provisions of the stock repurchase plan and relevant securities laws. All capital ratios continue to place the Bank in excess of the minimum required to be deemed an adequately capitalized bank by regulatory measures.

In 2005, as well as 2004 and 2003, the Company utilized alternative forms of regulatory capital to supplement our shareholders’ equity in order to remain “well capitalized” for regulatory purposes. The Company has issued three blocks of 30 year variable rate junior subordinated debentures to its wholly owned capital trusts: $5.2 million in April of 2003 priced at 3 month LIBOR + 3.25%; $6.2 million in March of 2004 priced at 3 month LIBOR + 2.80%; and $5.2 million in September of 2004 priced at 3 month LIBOR + 2.40%. In 2005, the Bank issued $8.0 million of subordinated debentures at 3 month LIBOR + 1.80%, which counts as Tier II capital for regulatory purposes. These instruments are classified as long-term debt on our Company’s financial statements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Overview. The Company reported net income of $4.5 million or $0.97 per diluted share for the year ended December 31, 2005, as compared with net income of $3.8 million or $0.82 per diluted share for 2004, an improvement of $700,000 or $0.15 per diluted share. Net interest income increased by $3.6 million, or 24.0%, in 2005, while non-interest income decreased by $208,000, or 6.5%. The net increases in income exceeded the $1.2 million increase in non-interest expenses, which totaled $13.0 million in 2005 as compared with $11.9 million in 2004.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2005 and 2004, average interest-earning assets were $503.0 million, and $408.4 million, respectively. During these same years, the Bank’s tax effected net yields on average interest-earning assets were 3.92% and 3.87%, respectively. The increase in the net interest margin from 2004 to 2005 was due primarily to two factors:

1. With the Federal Reserve raising short-term interest rates steadily throughout 2005, the Company benefited from having 70.8% of its loan portfolio with variable-rate pricing. The constant repricing of over 70% of our loan portfolio helped to increase our yield on earning assets and ultimately increase net interest margin.

2. As short-term rates increased, the increases were not as pronounced on rates paid on premium money market accounts. The Company had over $100 million in premium money market balances, whose rates adjusted upwards approximately 65% of the move in the prime rate. This helped to control the rise in the interest expense on the Company’s interest-bearing deposits during 2005.

Table 2 and Table 3 following this discussion, “Average Balances and Net Interest Income” and “Volume and Rate Analysis,” respectively, presents an analysis of the Bank’s net interest income and rate/volume activity for 2005 and 2004.

As described above, the primary component of earnings for the Bank is net interest income. Net interest income increased to $18.8 million for the year ended December 31, 2005, a $3.6 million or 24.0% increase from the $15.1 million earned in 2004. Total interest income benefited from strong growth in the level of average earning assets and higher asset yields cause by the repricing of our variable rate loan portfolio as short-term rates rose throughout the year. Average total interest-earning assets increased $94.6 million, or 23.2%, during 2005 as compared to 2004, while the average yield increased by 98 basis points from 5.84% to 6.82%. Average total interest-bearing liabilities increased by $96.7 million, or 25.5%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 95 basis points from 2.12% to 3.07%. With both yield on earning assets and cost of interest-bearing liabilities increasing, the Bank’s net interest margin increased by five basis points. For the year ended December 31, 2005 the net interest margin was 3.92%, while for the year ended December 31, 2004, the net interest margin was a slightly lower 3.87%.

Provision for Loan Losses. The Bank recorded a $2.5 million provision for loan losses in 2005, representing an increase of $1.3 million from the $1.2 million provision made in 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2005 and 2004 the provision for loan losses was made principally in response to growth in loans and to cover charge-offs. Net loan growth totaled $77.6 million in 2005 and $116.3 million in 2004. The allowance for loan losses, as a percentage of loans outstanding, declined from 1.27% at the beginning of 2005 to 1.23% at the end of the year. At December 31, 2005, the allowance for loan losses was $6.1 million, an increase of $779,000, or 14.5% from the $5.4 million at the end of 2004. At December 31, 2005 and 2004, the Bank had $324,000 and $332,000 in nonaccrual loans, respectively. The nonaccrual balance at December 31, 2005 has been written down to a balance that management believes is collectible under normal market conditions. Net loan charge-offs for 2005 were $1.7 million or 0.38% of average loans outstanding during the year.

Non-Interest Income. Non-interest income decreased to $3.0 million for the year ended December 31, 2005 as compared with $3.2 million for the year ended December 31, 2004, a decrease of $208,000 or 6.5%. Since inception, the Bank has actively pursued additional non-interest income sources outside of traditional banking operations, including income from our investment service operations and our mortgage origination department. The fee income from the Company’s mortgage origination unit decreased in 2005 to $512,000 from $526,000 in 2004. Service charges on deposits and other services in 2005 were $1.8 million, an increase of $114,000, or 6.8%, when compared to the $1.7 million in 2004. This increase was essentially growth related. Table 4 following this discussion presents a comparative analysis of the components of non-interest income.

Non-Interest Expenses. Non-interest expenses totaled $13.0 million for the year ended December 31, 2005, an increase of $1.2 million over the $11.9 million reported for 2004. Substantially all of this increase resulted from the Bank’s growth and development during 2005 and 2004, including the opening and staffing of the full-service office in High Point, expanded staffing in the loan production offices in both Salisbury and Winston-Salem, and staffing of the Harrisburg loan office. Personnel costs increased by $859,000 or 12.5%, with the majority of this increase attributable to paying the salaries of the lenders and support staff at the new full-service and loan production offices. In addition, with the Bank experiencing asset growth of 19.5% for the year, the necessary support staff also increased. Table 5 following this discussion presents a comparative analysis of the components of non-interest expenses.

Income Taxes. The provision for income taxes of $1.7 million in 2005 and $1.5 million in 2004 represents 27.6% and 27.9%, respectively, of income before income taxes. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

FINANCIAL CONDITION

DECEMBER 31, 2004 AND 2003

The most significant factor affecting the Bank’s growth in 2004 was the $116.3 million increase in net loans. This total increase was composed principally of an increase of $107.7 million in loans secured by real estate other than construction, an increase of $37.2 million in loans secured by construction purpose real estate and a decline of $27.6 million in commercial and industrial loans. The Bank has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities available for sale, ended the year in the aggregate at $45.9 million, or 9.2% of total assets. The Bank, as a member of the FHLB, has an investment of $3.0 million in FHLB stock. The Bank’s investment in premises and equipment increased by $2.0 million as a result of the cost of building our full service office in High Point and the cost of the land for our full service office in Salisbury. As part of the acquisition of Independence Bank, the Company recorded goodwill of $3.4 million that is not amortizable. The $154,000 in core deposit intangible associated with that transaction has a carrying balance of $80,000 at December 31, 2004. The core deposit intangible asset is being amortized into expense over ten years.

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

During 2004, total shareholders’ equity increased by $2.5 million, or 9.6%. The Company reported net income of $3.8 million, accrued $568,000 for cash dividends declared in December 2004 which were paid in March of 2005, and repurchased 43,357 shares of stock amounting to $752,000 as part of the stock repurchase plan approved by the Board of Directors. The stock was repurchased on the open market, at prices and block sizes in accordance with the provisions of the stock repurchase plan and relevant securities laws. All capital ratios continue to place the Bank in excess of the minimum required to be deemed an adequately capitalized bank by regulatory measures.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Overview. The Company reported net income of $3.8 million or $0.82 per diluted share for the year ended December 31, 2004, as compared with net income of $3.4 million or $0.73 per diluted share for 2003, an improvement of $398,000 or $0.09 per diluted share. Net interest income increased by $3.2 million, or 26.7%, in 2004, while non-interest income decreased by $189,000, or 5.6%. The net increases in income exceeded the $1.9 million increase in non-interest expenses, which totaled $11.9 million in 2004 as compared with $10.0 million in 2003.

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

Non-Interest Income. Non-interest income decreased to $3.2 million for the year ended December 31, 2004 as compared with $3.4 million for the year ended December 31, 2003, a decrease of $189,000 or 5.6%. Since inception, the Bank has actively pursued additional non-interest income sources outside of traditional banking operations, including income from our investment service operations and our mortgage origination department. The fee income from the Company’s mortgage origination unit decreased in 2004 to $526,000 from $1.3 million in 2003. The historically low rates on conventional mortgage loans during the two-year period ending in the fourth quarter of 2003 caused mortgage origination income from refinancing activity to reach unsustainable levels. Mortgage origination volumes declined to more normal levels in 2004, resulting in a significant decline in mortgage fee income. In early 2004, the Bank began to offer sub-prime mortgage products as a way of supplementing our product mix and expanding our revenue sources. These mortgages are underwritten and approved by a correspondent bank, and the Bank obtains a written commitment to sell these loans prior to relaying the commitment to the customer. While there is generally greater risk associated with sub-prime lending, since the Bank is not involved in underwriting decisions and closes these loans on a pre-sold basis, the risk to the Bank is minimized significantly. Service charges on deposits and other services in 2004 were $1.7 million, an increase of $212,000, or 14.4%, when compared to the $1.5 million in 2003. This increase was essentially growth related. Table 4 following this discussion presents a comparative analysis of the components of non-interest income.

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

Income Taxes. The provision for income taxes of $1.5 million in 2004 and $1.4 million in 2003 represents 27.9% and 28.7%, respectively, of income before income taxes. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

LIQUIDITY

The Bank’s sources of funds are deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2005, the Bank had credit availability with the FHLB of approximately $89.2 million, with $35.0 million outstanding at December 31, 2005.

Total deposits were $490.9 million, and $391.5 million at December 31, 2005 and 2004, respectively. As a result of the Company’s loan growth exceeding local deposit growth, the Bank utilized its wholesale funding sources, such as borrowings from the FHLB and the wholesale CD market. Due to the availability of funds and a wide range of terms available in the wholesale CD market, the Bank raised $87.5 million in out-of-market time deposits in 2005. At December 31, 2005 and 2004 time deposits represented 65.8% and 52.6%, respectively, of the Company’s total deposits. Certificates of deposit of $100,000 or more represented 44.7% and 34.4%, respectively, of the Bank’s total deposits at December 31, 2005 and 2004. At December 31, 2005, the Company had no funds from public municipalities and $190.2 million in wholesale time deposits. Management believes that most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Bank will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use funds thus generated to make loans and to purchase securities, primarily securities issued by the federal government and its agencies, municipal securities and mortgage-backed securities.

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6 following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2005.

CAPITAL RESOURCES

At December 31, 2005 and 2004, the Company’s tangible shareholders’ equity totaled $29.6 million and $25.5 million, respectively. The Company’s tangible equity to asset ratio on those dates was 5.01% and 5.16%, respectively. These ratios are above regulatory minimums necessary to be classified as well-capitalized, and show continued effort in our plan to leverage tangible equity capital to better enhance our return on average tangible equity. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1 - DESCRIPTION OF BUSINESS” — Supervision and Regulation.”

All capital ratios place the Bank in excess of the minimum required to be deemed adequately capitalized by regulatory measures. During 2002, the Bank’s Total Capital to Risk Weighted Assets ratio fell below the 10% threshold to be considered a well-capitalized institution as a result of the high concentration of cash paid in the Independence transaction. The Company’s wholly owned capital trust issued $5.0 million in trust preferred securities during the first half of 2003 to re-establish the Bank’s capital levels to well-capitalized. The Company’s capital trusts issued $11.0 million of 30 year trust preferred securities during 2004, while the Bank issued $8.0 million of subordinated debentures in 2005 to augment regulatory Tier I and Tier II capital. The Bank’s Tier I Leverage ratio as of December 31, 2005 and 2004 was 7.70% and 8.60%, respectively.

Note O to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of December 31, 2005. With the anticipated issuance of additional trust preferred securities or subordinated debentures, to be treated as Tier II capital, after December 31, 2005, management expects that the Bank will remain “well-capitalized” for regulatory purposes throughout 2006, although there can be no assurance that the Bank will not fall into the “adequately-capitalized” classification.

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

Based on the results of the income simulation model as of December 31, 2005, looking forward for 12 months, the Bank would expect an increase in net interest income of $1.6 million if interest rates increase from current rates by 300 basis points and a decrease in net interest income of $2.7 million if interest rates decrease from current rates by 300 basis points. When factoring in other interest sensitive revenues and costs, such as the income derived from mortgage originations, the effect of a 300 basis point rise will produce a net increase in interest sensitive income of $1.2 million, while a decline in rates of 300 basis points will result in a reduction in interest sensitive income of $1.7 million.

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

Table 7 following this discussion, “Interest Rate Sensitivity Analysis” sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and have been placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Table 7 illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Bank is asset sensitive within three months, liability sensitive within twelve months, and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, the Bank expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets that are considered to be immediately sensitive. The same is true for all other interest bearing transaction accounts.

Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Bank places primary emphasis on its income simulation model when managing its exposure to changes in interest rates.

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

Table 9 following this discussion presents, at December 31, 2005, (i) the aggregate maturities or repricings of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature or reprice after one year.

Commercial Loans. Commercial business lending is a major focus of the Bank’s lending activities. At December 31, 2005, the Bank’s commercial and industrial loan portfolio equaled $63.4 million or 12.7% of total loans, as compared with $58.1 million or 13.8% of total loans at December 31, 2004. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by real estate, which are categorized as real estate loans. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

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

Residential real estate loans amounted to $187.1 million and $151.6 million at December 31, 2005 and 2004, respectively. The Bank’s residential mortgage loans are generally secured by properties located within the Bank’s market area. Many of the residential mortgage loans that the Bank makes are originated for the account of third parties. Such loans are classified as loans held for sale in the financial statements. The Bank receives fees for each such loan originated, with such fees aggregating $512,000 for the year ended December 31, 2005 and $526,000 for the year ended December 31, 2004. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties.

Commercial real estate loans totaled $237.5 million and $192.4 million at December 31, 2005 and 2004, respectively. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

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

Loans to Individuals. Loans to individuals include automobile loans; boat and recreational vehicle financing and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, because the collateral often consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

COMMITMENTS TO EXTEND CREDIT

In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company’s consolidated balance sheets. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Table 6 and Note O to the accompanying consolidated financial statements.

ASSET QUALITY

The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to its lending policy as approved by the Bank’s and the Company’s Boards of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is Credit Administration’s responsibility to change the borrower’s risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Bank’s market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Bank’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

NONPERFORMING ASSETS

Table 10 following this discussion sets forth, for the periods indicated, information with respect to the Bank’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans plus loans ninety days past due and still accruing), and total nonperforming assets.

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. The Bank accounts for loans on a nonaccrual basis when it has serious doubts about the ability to collect principal or interest in full. Generally, the Bank’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rates when management anticipates that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which management has serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the Bank’s allowance for loan losses. At December 31, 2005, the Bank had identified $324,000 in nonaccrual loans, down from $332,000 at the end of 2004. Restructured loans amounted to $312,000 at year-end, and loans past due and still accruing totaled $1.2 million compared to $795,000 at the end of 2004.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2005 and 2004, there were $855,000 and $540,000, respectively, in assets classified as real estate owned.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In addition, on a quarterly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from the Bank’s history of operations. In addition to the Bank’s history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2005 or 2004.

Management uses the risk-grading program, as described under “Asset Quality,” to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed by Credit Administration, and tested by the Bank’s internal auditor.

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

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some losses if the deficiencies are not corrected. A reserve range of 10% - 45% is generally allocated to these loans, depending on credit quality. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, the Bank also categorizes loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent from 2000 through 2003. Over the two-year period from 2004 through 2005, there has been an increase in the concentration of real estate construction loans and real estate loans while there has been a decline in the percentage of the portfolio made up of commercial and industrial loans. This reflects the real estate lending background and experience of our lenders and the growth opportunities in the Salisbury and High Point markets.

For the four fiscal years 2000 through 2003, the Bank’s loan loss experience has seen net loan charge-offs in each year of range from 0.09% to 0.49% of average loans outstanding. For 2005, net charge-offs were 0.38% of average loans outstanding as compared to 0.12% in the prior year. The increase in charge-offs in 2005 were due to several factors: A change in the bankruptcy laws in the third quarter resulted in numerous borrowers filing prior to the more restrictive laws became effective, and continued softening in the Archdale and Thomasville economies. This resulted in charge-offs for 2005 being 0.38% for the year, slightly above our five-year averages.

The Bank’s allowance for loan losses at December 31, 2005 of $6.1 million represents 1.23% of total loans outstanding, excluding loans held for sale. The Bank’s allowance for loan losses at December 31, 2004 of $5.4 million represents 1.27% of total loans outstanding, excluding loans held for sale. This decrease in the allowance relative to our gross loans has been significantly impacted by the continued improvement in the credit quality of loans acquired in the acquisition of another financial institution during 2002. Many of the loans acquired in that business combination had a history of credit issues, which increased the level of the allowance allocated to those loans. Since the business combination, the Company has made a concerted effort to readdress the collateral and cash flow requirements for these loans thereby improving their classifications. This improvement has reduced the level of the allowance necessary for these loans. Management has determined that the allowance for loan losses at December 31, 2005 is adequate to absorb probable losses inherent in the loan portfolio.

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

Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an adjustment to the allowance for loan losses. No regulatory agency asked for a change in our allowance for loan losses during 2005 or 2004. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Bank’s and the Company’s financial condition and results of operations.

The Bank’s primary markets, including the counties of Davidson, Guilford, Randolph, Forsyth, Rowan and Cabarrus have historically been very heavily concentrated in textile, furniture, and heavy manufacturing. With the competition from overseas, these industries have experienced significant plant closings and layoffs in our markets. To this point, the retraction in the manufacturing base has had a minimal impact on our loan quality, except as noted in the Thomasville and Archdale markets. However, if this trend continues, it could negatively impact the Bank’s asset quality.

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

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, all of which are available for sale, consists primarily of securities issued by local governmental municipalities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify all investment securities as available for sale. Table 13 following this discussion summarizes securities available for sale.

Table 13 following this discussion summarizes the amortized costs, gross unrealized gains and losses and estimated fair values of securities available for sale at December 31, 2005, 2004 and 2003.

Table 14 following this discussion summarizes the amortized costs, fair values and weighted average yields of securities available for sale at December 31, 2005, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2005, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

SOURCES OF FUNDS

Deposit Activities. The Bank provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. During 2005, the Bank’s deposit mix reshifted due to customer preferences and asset-liability pricing decisions by management. Interest bearing demand accounts declined by $22.4 million, or 15.9%, due to customers shifting their investment funds from this liquidity instrument into CD’s and other short-to-intermediate-term investments as these rates rose faster than money market or NOW accounts. The Bank had net growth of approximately $87.5 million in wholesale time deposits and $29.7 million in local time deposits. This compares to $69.7 million of net growth in wholesale time deposits in 2004. With rates at historically low levels in 2003 through the first half of 2005, the Bank chose to extend the average term of our time deposit portfolio. In general, investors in the local markets are not interested in time deposits with terms of two years and longer. The wholesale markets provide a very efficient source of long term funding at rates equal to or below those quoted at the local level.

Borrowings. Borrowings provide an additional source of funding for the Bank. The Bank may purchase federal funds through unsecured federal funds guidance lines of credit totaling $28.0 million at December 31, 2005. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Bank had no outstanding balance on the line of credit as of December 31, 2005 and an outstanding balance of $1.5 million at December 31, 2004.

As an additional source of borrowings the Bank utilizes securities sold under agreements to repurchase, with balances outstanding of $7.1 million and $4.9 million at December 31, 2005 and 2004, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by securities issued by local governmental municipalities.

The Bank also uses advances from the FHLB of Atlanta under a line of credit equal to 15% of the Bank’s total assets ($89.2 million at December 31, 2005). Outstanding advances totaled $35.0 million and $50.9 million at December 31, 2005 and 2004, respectively. These advances are secured by a blanket-floating lien on qualifying first mortgage loans and equity lines of credit. A more detailed analysis of the Bank’s FHLB advances is presented in Note F and Note G to the consolidated financial statements.

Table 15 following this discussion sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

Table 16 following this discussion sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2005.

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

Table 7 following this discussion sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are projected to reprice or mature in each of the future time periods shown.

Table 18 following this discussion presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2005.

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

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03- 01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses under EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP is to be applied to reporting periods beginning after December 15. 2005. Implementation of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(r), Share-Based Payments, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(r) on January 1, 2006. Based on options currently outstanding we believe that net expenses associated with options will approximate $108,000 and $97,000 for the years ending December 31, 2006 and 2007, respectively. In addition, future grants of options will also result in additional compensation related expenses. The adoption could have a material effect on its consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial

Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” under item 7.

.BNC Bancorp

Table 2

Average Balances and Net Interest Income

($ in thousands)

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net (1)	$454,395	$31,338	6.90%	$365,377	$21,531	5.89%	$257,402	$16,597	6.45%
Investment securities, tax effected (2)	40,251	2,674	6.64%	32,896	2,129	6.47%	29,489	1,694	5.74%
Interest-earning balances	5,497	183	3.33%	8,090	102	1.26%	10,731	117	1.09%
Other	2,870	131	4.56%	2,022	92	4.55%	1,411	45	3.19%

Total interest-earning assets	503,013	34,326	6.82%	408,385	23,854	5.84%	299,033	18,453	6.17%

Other assets	46,641			33,702			32,874

Total assets	$549,654			$442,087			$331,907

Interest-bearing liabilities:
Deposits:
Demand deposits	122,317	2,346	1.92%	145,606	2,186	1.50%	122,886	2,051	1.67%
Savings deposits	10,949	53	0.48%	10,619	21	0.20%	10,382	26	0.25%
Time deposits	271,118	9,085	3.35%	165,365	3,829	2.32%	107,057	2,691	2.51%
Borrowings	70,870	3,109	4.39%	56,973	1,993	3.50%	33,682	1,306	3.88%

Total interest-bearing liabilities	475,254	14,593	3.07%	378,563	8,029	2.12%	274,007	6,074	2.22%

Non-interest-bearing deposits	39,856			32,881			29,067
Other liabilities	3,483			2,632			2,099
Shareholders’ equity	31,061			28,011			26,734

Total liabilities and stockholders’ equity	$549,654			$442,087			$331,907

Net interest income and interest rate spread (3)		$19,733	3.75%		$15,825	3.72%		$12,379	3.95%

Net interest margin (4)			3.92%			3.87%			4.14%

Ratio of average interest-earning assets to average interest-bearing liabilities	105.84%			107.88%			109.13%

(1)	Average loans include non-accruing loans and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The taxable equivalent adjustment was $996,000, $683,000, and $429,000 for the years 2005, 2004, and 2003, respectively.

(3)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.

BNC Bancorp

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2005 vs. 2004			Year Ended December 31, 2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, net	$5,692	$4,115	$9,807	$6,662	$(1,728)	$4,934
Investment securities, tax effected	482	63	545	208	227	435
Interest-earning balances	(60)	141	81	(31)	16	(15)
Other	39	—	39	24	23	47

Total interest income	6,153	4,319	10,472	6,863	(1,462)	5,401

Interest expense:
Deposits
Demand deposits	(398)	558	160	360	(225)	135
Savings deposits	1	31	32	1	(6)	(5)
Time deposits	2,996	2,260	5,256	1,408	(270)	1,138
Borrowings	548	568	1,116	859	(172)	687

Total interest expense	3,147	3,417	6,564	2,628	(673)	1,955

Net interest income increase (decrease)	$3,006	$902	$3,908	$4,235	$(789)	$3,446

BNC Bancorp

Table 4

Non-Interest Income

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Mortgage fees	$512	$526	$1,334
Service charges	1,796	1,682	1,470
Investment brokerage fees	123	286	203
Increase in cash surrender value of life insurance	477	422	351

Core non-interest income	2,908	2,916	3,358

Gain on sales of investment securities available for sale, net	1	149	—
Other non-interest income	73	125	21

Total non-interest income	$2,982	$3,190	$3,379

BNC Bancorp

Table 5

Non-Interest Expense

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Salaries and employee benefits	$7,716	$6,857	$5,994
Occupancy expense	808	656	566
Furniture and equipment expense	729	696	526
Data processing and supply expense	671	687	655
Advertising	443	358	383
Insurance, professional and other services	1,167	988	952
Telephone and network expense	309	312	174
Other	1,180	1,309	784

Total non-interest expense	$13,023	$11,863	$10,034

BNC Bancorp

Table 6

Contractual Obligations and Commitments

(In thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$7,061	7,061	$—	$—	$—
Long-term debt	59,496	—	—	9,000	50,496
Deposits	451,318	303,853	119,701	21,813	5,951

Total contractual cash obligations	$517,875	$310,914	$119,701	$30,813	$56,447

The following table reflects other commitments of the Company outstanding as of December 31, 2005.
	Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit and loan commitments	$98,570	$23,950	$21,623	$20,211	$32,786
Standby letters of credit	2,114	2,114	—	—	—
Sell loans held for sale	1,701	1,701	—	—	—

Total commitments	$102,385	$27,765	$21,623	$20,211	$32,786

BNC Bancorp

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2005
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans	$354,642	$44,359	$399,001	$100,246	$499,247
Interest Rate Swap	(25,000)	—	(25,000)	25,000	—
Loans held for sale	1,701	—	1,701	—	1,701
Securities available for sale	—	—	—	42,489	42,489
Other earning assets	8,863	—	8,863	—	8,863

Total interest-earning assets	$340,206	$44,359	$384,565	$167,735	$552,300

Interest-bearing liabilities
Interest-bearing demand deposits	$101,699	$—	$101,699	$16,419	$118,118
Time deposits and savings	66,221	119,514	185,735	147,466	333,201
Borrowings	31,557	—	31,557	35,000	66,557

	$199,477	$119,514	$318,991	$198,885	$517,876

Interest sensitivity gap	$140,729	$(75,155)	$65,574	$(31,150)	$34,424
Cumulative interest sensitivity gap	140,729	65,574	65,574	34,424	34,424
Cumulative interest sensitivity gap as a percent of total interest-earning assets	25.48%	11.87%	11.87%	6.23%	6.23%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	170.55%	120.56%	120.56%	106.65%	106.65%

BNC Bancorp

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate loans	316,390	63.4%	273,638	65.0%	164,927	54.4%	141,170	60.5%	91,031	52.9%
Real estate construction loans	108,172	21.7%	70,346	16.7%	34,154	11.2%	19,973	8.6%	16,714	9.7%
Commercial and industrial loans	63,423	12.7%	58,110	13.8%	85,759	28.2%	50,360	21.6%	43,305	25.1%
Loans to individuals	11,262	2.2%	18,744	4.5%	18,892	6.2%	21,677	9.3%	21,139	12.3%

Total loans	$499,247	100.0%	$420,838	100.0%	$303,732	100.0%	$233,180	100.0%	$172,189	100.0%

These classifications are based upon Call Report Classification codes.

BNC Bancorp

Table 9

Loan Maturities

(In thousands)

	At December 31, 2005
	Due within one year	Due after one year but within five	Due after five years	Total
By loan type:
Real estate loans	$72,684	$193,828	$49,878	$316,390
Real estate construction loans	73,217	34,955	—	108,172
Commercial and industrial loans	27,387	30,806	5,230	63,423
Loans to individuals	3,732	7,288	242	11,262

Total	$177,020	$266,877	$55,350	$499,247

By interest rate type:
Fixed rate loans	$45,614	$81,053	$19,193	$145,860
Variable rate loans	131,406	185,824	36,157	353,387

	$177,020	$266,877	$55,350	$499,247

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

BNC Bancorp

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2005	2004	2003	2002	2001
Nonaccrual loans	$324	$332	$835	$1,700	$284
Accruing loans past due 90 days or more	$1,193	$795	$360	$—	$—
Restructured loans	312	—	—	—	—

Total nonperforming loans	1,829	1,127	1,195	1,700	284
Other real estate owned	855	540	177	—	—

Total nonperforming assets	$2,684	$1,667	$1,372	$1,700	$284

Allowance for loan losses	6,140	5,361	4,598	4,306	2,292
Nonperforming loans to year end loans	0.37%	0.27%	0.39%	0.73%	0.16%
Allowance for loan losses to year end loans	1.23%	1.27%	1.51%	1.85%	1.33%
Nonperforming assets to loans and other real estate	0.54%	0.40%	0.45%	0.73%	0.16%
Nonperforming assets to total assets	0.45%	0.34%	0.37%	0.55%	0.14%
Allowance for loan losses to nonperforming loans	335.70%	475.69%	384.77%	253.29%	807.04%

BNC Bancorp

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2005		2004		2003		2002		2001
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans	$3,891	63.4%	$3,486	65.0%	$2,499	54.4%	$2,607	60.5%	$1,212	52.9%
Real estate construction loans	1,330	21.7%	896	16.7%	517	11.2%	369	8.6%	222	9.7%
Commercial and industrial loans	780	12.7%	740	13.8%	1,297	28.2%	930	21.6%	576	25.1%
Loans to individuals	136	2.2%	239	4.5%	285	6.2%	400	9.3%	282	12.3%

	$6,140	100.0%	$5,361	100.0%	$4,598	100.0%	$4,306	100.0%	$2,292	100.0%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

BNC Bancorp

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Loans outstanding at the end of the year	$499,247	$420,838	$303,732	$233,180	$172,189

Average loans outstanding during the year	$454,395	$365,377	$257,402	$203,333	$158,019

Allowance for loan losses at beginning of year	$5,361	$4,598	$4,306	$2,292	$1,845
Provision for loan losses	2,515	1,190	520	820	815
Allowance acquired in merger of Independence Bank	—	—	—	2,200	—

	7,876	5,788	4,826	5,312	2,660

Loans charged off:
Real estate loans	(645)	(150)	(150)	(109)	(9)
Real estate construction loans	(235)	(31)	(105)	(43)	—
Commercial and industrial loans	(290)	(56)	(8)	(875)	(351)
Loans to individuals	(618)	(311)	(182)	(74)	(45)

Total charge-offs	(1,788)	(548)	(445)	(1,101)	(405)

Recoveries of loans previously charged off:
Real estate loans	3	10	31	29	4
Real estate construction loans	—	—	—	—	—
Commercial and industrial loans	4	90	177	66	26
Loans to individuals	45	21	9	—	7

Total recoveries	52	121	217	95	37

Net charge-offs	(1,736)	(427)	(228)	(1,006)	(368)

Allowance for loan losses at end of year	$6,140	$5,361	$4,598	$4,306	$2,292

Ratios:
Net charge-offs as a percent of average loans	0.38%	0.12%	0.09%	0.49%	0.23%
Allowance for loan losses as a percent of loans at end of year	1.23%	1.27%	1.51%	1.85%	1.33%

BNC Bancorp

Table 13

Securities Portfolio Composition

(In thousands)

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2005
Available for sale:
U. S. Government agency obligations	$—	$—	$—	$—
State and municipals	41,373	941	122	42,192
Mortgage-backed securities	—	—	—	—
Other	297	—	—	297

	$41,670	$941	$122	$42,489

December 31, 2004
Available for sale:
U. S. Government agency obligations	$2,000	$8	$—	$2,008
State and municipals	32,465	657	164	32,958
Mortgage-backed securities	201	11	—	212
Other	250	—	—	250

	$34,916	$676	$164	$35,428

December 31, 2003
Available for sale:
U. S. Government agency obligations	$4,319	$70	$—	$4,389
State and municipals	26,263	666	239	26,690
Mortgage-backed securities	326	16	—	342
Other	250	—	—	250

	$31,158	$752	$239	$31,671

BNC Bancorp

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield (1)
Securities available for sale:
State and municipals
Due after five but within ten years	$697	$708	4.28%
Due after ten years	40,676	41,484	4.50%

	41,373	42,192	4.50%

Other
Due after ten years	$297	$297	3.25%

Total securities available for sale
Due after five but within ten years	697	708	4.28%
Due after ten years	40,973	41,781	4.49%

	$41,670	$42,489	4.49%

BNC Bancorp

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2005		2004		2003
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Demand deposits	$122,317	1.92%	$145,606	1.50%	$122,886	1.67%
Savings deposits	10,949	0.48%	10,619	0.20%	10,382	0.25%
Time deposits	271,118	3.35%	165,365	2.32%	107,057	2.51%

Total interest-bearing deposits	404,384	2.84%	321,590	1.88%	240,325	1.98%
Non-interest-bearing deposits	39,856	—	32,881	—	29,067	—

Total deposits	$444,240	2.59%	$354,471	1.70%	$269,392	1.77%

BNC Bancorp

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2005
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Time Deposits of $100,000 or more	$31,524	$11,495	$57,565	$118,997	$219,581

BNC Bancorp

Table 17

Borrowings

($ in thousands)

The	following table sets forth certain information regarding the Company’s borrowed funds for the dates indicated.

	For the Year Ended December 31,
	2005	2004	2003
Short-term borrowings:
Repurchase agreements and FHLB lines of credit
Balance outstanding at end of period	$7,061	$28,275	$12,535
Maximum amount outstanding at any month end during the period	28,275	28,275	20,621
Average balance outstanding	11,374	16,258	7,720
Weighted-average interest rate during the period	2.41%	1.11%	2.03%
Weighted-average interest rate at end of period	2.50%	2.32%	1.01%
Long-term debt:
Federal Home Loan Bank advances and subordinated debentures
Balance outstanding at end of period	$59,496	$45,496	$34,000
Maximum amount outstanding at any month end during the period	59,496	45,496	36,000
Average balance outstanding	59,496	40,715	25,962
Weighted-average interest rate during the period	4.76%	4.44%	4.43%
Weighted-average interest rate at end of period	5.02%	4.55%	4.14%
Total borrowings:
Balance outstanding at end of period	$66,557	$73,771	$46,535
Maximum amount outstanding at any month end during the period	87,771	73,771	56,621
Average balance outstanding	70,870	56,973	33,682
Weighted-average interest rate during the period	4.39%	3.50%	3.88%
Weighted-average interest rate at end of period	4.75%	3.70%	3.47%

BNC Bancorp

Table 18

Market Risk Sensitive Investments

($ in thousands)

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2005 Occuring in the Indicated Year
	2006	2007	2008	2009	2010	Beyond	Total	Average Interest Rate	Fair Value
Interest-earning assets:
Due from banks	$6,294	$—	$—	$—	$—	$—	$6,294	4.25%	$6,294
Other earning assets	1,701	—	—	—	—	2,569	4,270	5.25%	4,270
Debt securities (1) (2)	—	—	—	—	—	41,670	41,670	6.80%	42,489
Loans - fixed rate (3)	45,614	21,534	15,960	30,998	12,561	19,193	145,860	7.01%	145,153
Loans - variable rate (3)	131,406	59,451	43,517	51,247	31,609	36,157	353,387	7.39%	353,387

	$185,015	$80,985	$59,477	$82,245	$44,170	$99,589	$551,481	7.19%	$551,593

Interest-bearing liabilities:
NOW and money market deposits	$—	$—	$—	$—	$—	$118,118	$118,118	2.20%	$118,118
Time deposits and savings	185,735	66,849	52,852	15,666	6,147	5,951	333,200	3.63%	331,499
Subordinated debentures	—	—	—	—	—	24,496	24,496	6.63%	24,792
Borrowings	7,061	—	—	—	9,000	26,000	42,061	3.86%	42,298

	$192,796	$66,849	$52,852	$15,666	$15,147	$174,565	$517,875	3.46%	$516,707

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.
(2)	Callable securities and borrowings with favorable market rates at December 31, 2005 are assumed to mature at their call dates for purposes of this table.
(3)	INCLUDES nonaccrual loans but not the allowance for loan losses

BNC Bancorp

Table 19

Quarterly Financial Data

($ in thousands, except per share data)

	Year Ended December 31, 2005				Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating Data:
Total interest income	$9,651	$8,867	$7,854	$7,001	$6,677	$6,055	$5,452	$4,987
Total interest expense	4,343	4,033	3,452	2,765	2,428	2,144	1,861	1,596

Net interest income	5,308	4,834	4,402	4,236	4,249	3,911	3,591	3,391
Provision for loan losses	900	610	525	480	560	280	230	120

Net interest income after provision	4,408	4,224	3,877	3,756	3,689	3,631	3,361	3,271
Noninterest income	904	759	702	617	876	885	794	635
Noninterest expense	3,622	3,300	3,061	3,040	3,087	3,064	2,880	2,832

Income before income taxes	1,690	1,683	1,518	1,333	1,478	1,452	1,275	1,074
Provision for income taxes	470	463	411	375	386	418	375	295

Net income (loss)	$1,220	$1,220	$1,107	$958	$1,092	$1,034	$900	$779

Per Share Data:
Earnings per share - basic	$0.28	$0.28	$0.25	$0.22	$0.25	$0.24	$0.21	$0.18
Earnings per share - diluted	0.26	0.26	0.24	0.21	0.24	0.22	0.19	0.17

Cash dividends paid	—	—	—	0.13	—	—	—	0.11

Common stock price:
High	19.42	16.22	16.20	16.16	14.40	14.77	14.67	14.20
Low	15.56	14.40	13.66	14.72	12.44	12.72	13.22	13.00

ITEM 8. FINANCIAL STATEMENTS

BNC Bancorp

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of BNC Bancorp

We have audited the accompanying consolidated balance sheets of BNC Bancorp and subsidiary (the “Company”) as of December 31, 2004 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina

February 23, 2005

BNC BANCORP AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BNC Bancorp

Thomasville, North Carolina

We have audited the accompanying consolidated balance sheet of BNC Bancorp and subsidiary as of December 31, 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina

March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of BNC Bancorp

We have audited the accompanying consolidated balance sheet of BNC Bancorp and Subsidiary (the “Company”) as of December 31, 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Sanford, North Carolina

February 23, 2005

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$8,961	$6,747
Interest-earning deposits in other banks	6,294	780
Securities available for sale	42,489	35,428
Federal Home Loan Bank stock, at cost	2,569	3,037
Loans held for sale	1,701	1,894
Loans	499,247	420,838
Less allowance for loan losses	(6,140)	(5,361)

Net loans	493,107	415,477
Accrued interest receivable	2,784	1,868
Premises and equipment, net	14,720	11,827
Investment in life insurance	12,319	11,713
Goodwill	3,423	3,423
Other assets	6,183	5,355

Total assets	$594,550	$497,549

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$39,573	$34,485
Interest-bearing demand	118,118	140,485
Savings	10,185	10,787
Time deposits of $100,000 and greater	219,581	134,696
Other time	103,435	71,027

Total deposits	490,892	391,480

Short-term borrowings	7,061	28,275
Long-term debt	59,496	45,496
Accrued expenses and other liabilities	3,987	3,261

Total liabilities	561,436	468,512

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 4,367,953 and 3,480,548 issued and outstanding at December 31, 2005 and 2004, respectively	19,448	20,033
Retained earnings	13,155	8,679
Stock in directors rabbi trust	(503)	(427)
Directors deferred fees obligation	503	427
Accumulated other comprehensive income	511	325

Total shareholders’ equity	33,114	29,037

Total liabilities and shareholders’ equity	$594,550	$497,549

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands, except per share data)
Interest Income
Interest and fees on loans	$31,338	$21,531	$16,597
Interest on interest-earning balances	183	102	117
Interest on U.S. Treasury and agency securities	27	117	264
Interest on state and municipal securities	1,694	1,329	1,001
Other	131	92	45

Total interest income	33,373	23,171	18,024

Interest Expense
Interest on demand deposits	2,346	2,186	2,051
Interest on savings deposits	53	21	26
Interest on time deposits of $100,000 and greater	6,481	2,510	775
Interest on other time deposits	2,604	1,319	1,916
Interest on short-term borrowings	432	248	50
Interest on long-term debt	2,677	1,745	1,256

Total interest expense	14,593	8,029	6,074

Net Interest Income	18,780	15,142	11,950
Provision for loan losses	2,515	1,190	520

Net interest income after provision for loan losses	16,265	13,952	11,430

Non-Interest Income
Mortgage fees	512	526	1,334
Service charges	1,796	1,682	1,470
Investment brokerage fees	123	286	203
Increase in cash surrender value of life insurance	477	422	351
Gain on sale of investment securities available for sale	1	149	—
Other	73	125	21

Total non-interest income	2,982	3,190	3,379

Non-Interest Expense
Salaries and employee benefits	7,716	6,857	5,994
Occupancy	808	656	566
Furniture and equipment	729	696	526
Data processing and supply	671	687	655
Advertising	443	358	383
Insurance, professional and other services	1,167	988	952
Telephone and network	309	312	174
Other	1,180	1,309	784

Total non-interest expense	13,023	11,863	10,034

Income before income tax expense	6,224	5,279	4,775
Income tax expense	1,719	1,474	1,368

Net income	$4,505	$3,805	$3,407

Basic net income per share	$1.03	$.87	$.77

Diluted net income per share	$.97	$.82	$.73

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands)
Net income	$4,505	$3,805	$3,407

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	308	148	(140)
Tax effect	(112)	(57)	51
Reclassification of gains recognized in net income	(1)	(149)	—
Tax effect	—	57	—

Net of tax amount	195	(1)	(89)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(15)	—	—
Tax effect	6	—	—

Net of tax amount	(9)	—	—

Total other comprehensive income (loss)	186	(1)	(89)

Comprehensive income	$4,691	$3,804	$3,318

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

	Common stock		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other com- prehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2002	3,229,425	$16,902	$7,852	$—	$—	$415	$25,169
Net income	—	—	3,407	—	—	—	3,407
Other comprehensive income, net of tax	—	—	—	—	—	(89)	(89)
Directors deferred fees	—	—	—	(303)	303
Common stock issued pursuant to:
Effect of a 10% stock dividend	322,703	4,932	(4,940)	—	—	—	(8)
Stock options exercised	22,459	116	—	—	—	—	116
Current income tax benefit	—	11	—	—	—	—	11
Shares traded to exercise options	(3,772)	(62)	—	—	—	—	(62)
Purchases and retirement of common stock	(78,780)	(1,174)	—	—	—	—	(1,174)
Cash dividends $.25 per share	—	—	(877)	—	—	—	(877)

Balance, December 31, 2003	3,492,035	20,725	5,442	(303)	303	326	26,493
Net income	—	—	3,805	—	—	—	3,805
Other comprehensive income, net of tax	—	—	—	—	—	(1)	(1)
Directors deferred fees	—	—	—	(124)	124	—	—
Common stock issued pursuant to:
Stock options exercised	40,710	189	—	—	—	—	189
Current income tax benefit	—	22	—	—	—	—	22
Shares traded to exercise options	(8,840)	(151)	—	—	—	—	(151)
Purchases and retirement of common stock	(43,357)	(752)	—	—	—	—	(752)
Cash dividends $.16 per share	—	—	(568)	—	—	—	(568)

Balance, December 31, 2004	3,480,548	20,033	8,679	(427)	427	325	29,037
Net income	—	—	4,505	—	—	—	4,505
Other comprehensive income, net of tax	—	—	—	—	—	186	186
Directors deferred fees	—	—	—	(76)	76	—	—
Common stock issued pursuant to:
Five-for-four stock split effected as a 25% stock dividend	873,497	—	(29)	—	—	—	(29)
Stock options exercised	58,919	283	—	—	—	—	283
Current income tax benefit	—	54	—	—	—	—	54
Shares traded to exercise options	(11,417)	(225)	—	—	—	—	(225)
Purchases and retirement of common stock	(33,594)	(697)	—	—	—	—	(697)

Balance, December 31, 2005	4,367,953	$19,448	$13,155	$(503)	$503	$511	$33,114

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands)
Operating Activities
Net income	$4,505	$3,805	$3,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	843	653	575
Amortization (accretion) of premiums and discounts, net	(323)	206	147
Amortization of core deposit intangible	20	25	36
Provision for loan losses	2,515	1,190	520
Provision for deferred income taxes (benefit)	(376)	(228)	37
Increase in cash surrender value life insurance	(477)	(422)	(351)
Gain on sale of securities	(1)	(149)	—
Gain (loss) on disposal of premises and equipment	21	(1)	—
Gain (loss) on sales of foreclosed assets	(12)	67	—
Gain on sale of loans	(512)	(526)	(1,334)
Origination of loans held for sale	(30,026)	(28,412)	(74,772)
Proceeds from sales of loans held for sale	30,731	28,036	84,519
Changes in assets and liabilities:
Increase in accrued interest receivable	(916)	(364)	(172)
Increase in other assets	(273)	(1,031)	(332)
Increase (decrease) in accrued expenses and other liabilities	1,322	705	(116)

Net cash provided by operating activities	7,041	3,554	12,164

Investing Activities
Purchases of securities available for sale	(12,075)	(11,645)	(12,481)
Proceeds from sales of securities available for sale	3,013	4,689	—
Proceeds from calls and maturities of securities available for sale	2,631	3,141	4,605
Purchases (sales) of Federal Home Loan Bank stock	468	(1,192)	(645)
Investment in life insurance	(129)	(2,282)	(3,076)
Net increase in loans	(82,657)	(118,622)	(71,100)
Purchases of premises and equipment	(3,746)	(2,751)	(2,559)
Proceeds from disposal of premises and equipment	—	31	—
Proceeds from sales of foreclosed assets	2,209	636	143

Net cash used by investing activities	(90,286)	(127,995)	(85,113)

Financing Activities
Net increase in deposits	99,412	94,738	37,196
Net increase (decrease) in short-term borrowings	(13,214)	15,740	8,752
Net increase in long-term debt	6,000	11,341	18,000
Proceeds from exercise of stock options	58	38	54
Purchase and retirement common stock	(697)	(752)	(1,174)
Cash dividends paid	(578)	(501)	(388)
Cash in lieu of fractional shares	(8)	—	(8)

Net cash provided by financing activities	90,973	120,604	62,432

Net increase (decrease) in cash and cash equivalents	7,728	(3,837)	(10,517)
Cash and cash equivalents, beginning of year	7,527	11,364	21,881

Cash and cash equivalents, end of year	$15,255	$7,527	$11,364

Supplemental Statement of Cash Flows Disclosure
Interest paid	$14,076	$7,689	$6,198
Income taxes paid	2,049	1,421	1,124

Summary of Noncash Investing and Financing Activities
Increase (decrease) in fair value of securities available for sale, net of tax	$195	$(1)	$(89)
Decrease in fair value of cash flow hedge, net of tax	(9)	—	—
Transfer of loans to foreclosed assets	2,512	1,089	320
Dividends declared	—	556	489

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash and due from banks and interest-earning deposits in other banks with maturities of three months or less. From time to time, the Bank may have deposits in excess of federally insured limits.

Federal regulations require financial institutions to set aside a specified amount as a reserve against transaction accounts and time deposits. As of December 31, 2005, such amount was $800,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Gains and losses on the sale of securities are determined using the specific identification method and are included in non-interest income on a trade date basis.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), the Company is required to maintain an investment in the stock of the FHLB. This stock is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2005.

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

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding.

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

December 31, 2005, 2004 and 2003

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. Components of other comprehensive income for the Company consist of the unrealized gains and losses, net of taxes, in the Company’s available for sale securities portfolio and unrealized gains and losses, net of taxes, in the Company’s cash flow hedge instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Accumulated other comprehensive income at December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
	(Amounts in thousands)
Unrealized holding gains - investment securities available for sale	$819	$512	$513
Deferred income taxes	(299)	(187)	(187)

Net unrealized holding gains - investment securities available for sale	520	325	326

Unrealized holding losses - cash flow hedge instruments	(15)	—	—
Deferred income taxes	6	—	—

Net unrealized holding losses - cash flow hedge instruments	(9)	—	—

Total accumulated other comprehensive income	$511	$325	$326

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets which are 40 years for buildings and 3 to 10 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Goodwill

Goodwill of $3.4 million was recorded as a result of the acquisition of Independence Bank in 2002. In accordance with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but rather tested at least annually for impairment.

Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Derivatives

For asset/liability management purposes, the Company utilizes interest rate swap agreements to hedge various exposures of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

The Company utilizes interest rate swap agreements to convert a portion of its variable-rate loans to a fixed rate (cash flow hedge). Interest rate swaps are contracts in which a series of interest rate flows, primarily from interest rate receipts, are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Interest payments or receipts are recorded as an adjustment to yield on the hedged assets.

The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Derivative hedge contracts must meet specific effectiveness tests (i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Cash flows of the derivative financial instruments must be effective at offsetting cash flows of the hedged asset during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivatives contracts would be closed out and settled or classified as a trading activity.

Hedges of variable-rate loans are accounted for as cash flow hedges, with changes in fair value recorded in derivative assets or liabilities and other comprehensive income. The net settlement (upon close out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedged debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Net Income Per Share

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a five-for-four stock split effected in the form of a 25% stock dividend distributed November 15, 2005. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2005	2004	2003
Weighted average number of common shares used in computing basic net income per share	4,362,608	4,353,375	4,412,914
Effect of dilutive stock options	267,689	282,696	253,569

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,630,297	4,636,071	4,666,483

For the years ended December 31, 2005, 2004 and 2003 there were no antidilutive options.

Stock Compensation Plans

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$4,505	$3,805	$3,407
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(126)	(193)	(25)

Pro forma	$4,379	$3,612	$3,382

Basic earnings per share:
As reported	$1.03	$.87	$.77
Pro forma	1.00	.83	.77

Diluted earnings per share:
As reported	$.97	$.82	$.73
Pro forma	.95	.78	.72

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

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03- 01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses under EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP is to be applied to reporting periods beginning after December 15. 2005. Implementation of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(r), Share-Based Payments, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(r) on January 1, 2006. Based on options currently outstanding, we believe that net expenses associated with options will approximate $108,000 and $97,000 for the years ending December 31, 2006 and 2007, respectively. In addition, future grants of options will also result in additional compensation related expenses. The adoption could have a material effect on its consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE B - SECURITIES

The amortized cost and estimated fair values of securities as of December 31 are as follows:

2005	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
Available for sale:
U.S. Government agency obligations	$—	$—	$—	$—
State and municipals	41,373	941	122	42,192
Mortgage-backed	—	—	—	—
Other	297	—	—	297

	$41,670	$941	$122	$42,489

2004	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
Available for sale:
U.S. Government agency obligations	$2,000	$8	$—	$2,008
State and municipals	32,465	657	164	32,958
Mortgage-backed	201	11	—	212
Other	250	—	—	250

	$34,916	$676	$164	$35,428

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. At December 31, 2005, the unrealized losses relate to 14 State and municipal securities which had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations and management’s intent and ability to hold these securities until maturity, none of the securities are deemed to be other than temporarily impaired. The temporarily impaired securities as of December 31, 2005 and 2004 are as follows:

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$9,038	$86	$3,810	$36	$12,848	$122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$2,964	$47	$4,978	$117	$7,942	$164

The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale
	Amortized Cost	Fair Value

	(Amounts in thousands)
After five years through ten years	$697	$708
Over ten years	40,973	41,781

	$41,670	$42,489

Proceeds from sales of securities available for sale during 2005 and 2004 amounted to $3.0 million and $4.7 million, respectively, resulting in gross gains of $1,000 and $149,000, respectively, and no gross losses. There were no sales of securities available for sale during 2003.

At December 31, 2005 and 2004, securities with an estimated fair value of approximately $16.5 million and $22.4 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31 are summarized below:

	2005	2004
	(Amounts in thousands)
Real estate mortgage loans	$316,390	$273,638
Real estate construction loans	108,172	70,346
Commercial and industrial loans	63,423	58,110
Loans to individuals	11,262	18,744

	499,247	420,838
Less allowance for loan losses	6,140	5,361

	$493,107	$415,477

The Company’s lending is concentrated primarily in Davidson, Randolph, Forsyth and Guilford Counties and the surrounding communities in which it operates. The Company has loan and deposit relationships with its directors and executive officers and with companies with which certain directors and executive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

officers are associated. The following is a summary of loans to executive officers, directors, and their affiliates for the year ended December 31, 2005 in thousands:

Balance at beginning of year	$4,550
Additional borrowings during the year	4,072
Loan repayments during the year	2,028

Balance at end of year	$6,594

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

At December 31, 2005, the Company had pre-approved but unused lines of credit totaling $3.3 million to executive officers, directors and their affiliates.

A summary of activity in the allowance for loan losses for the years ended December 31 is as follows:

	2005	2004	2003
	(Amounts in thousands)
Balance at beginning of year	$5,361	$4,598	$4,306
Provision charged to operations	2,515	1,190	520
Loans charged off	(1,788)	(548)	(445)
Recoveries	52	121	217

Balance at end of year	$6,140	$5,361	$4,598

At December 31, 2005 and 2004, the recorded investment in loans considered impaired totaled $324,000 and $332,000, respectively, with corresponding valuation allowances of $81,000 and $66,000, respectively. For the years ended December 31, 2005 and 2004, the average recorded investment in impaired loans was approximately $907,000 and $736,000, respectively. Restructured loans amounted to $312,000 at December 31, 2005. There were no restructured loans at December 31, 2004. The amount of interest recognized on impaired and restructured loans during the portion of the year that they were impaired was not material.

NOTE D - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2005	2004
	(Amounts in thousands)
Land	$3,867	$3,263
Buildings and improvements	10,093	8,035
Furniture and equipment	5,715	4,671

	19,675	15,969
Less accumulated depreciation and amortization	4,955	4,142

	$14,720	$11,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $832,000, $649,000 and $575,000, respectively.

NOTE E - DEPOSITS

At December 31, 2005, the scheduled maturities of time deposits are as follows (amounts in thousands):

2006	$179,075
2007 - 2008	109,538
2009 - 2010	34,403

Total	$323,016

NOTE F - SHORT-TERM BORROWINGS

The Company may purchase federal funds through an unsecured federal funds guidance line of credit totaling $28.0 million, with no outstanding borrowings as of December 31, 2005. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and terms of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate. The Company had an outstanding balance of $1.5 million on the line of credit as of December 31, 2004.

Included in short-term borrowings are repurchase agreements with outstanding balances of $7.1 million and $4.9 million at December 31, 2005 and 2004, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

In addition, the Company utilizes short-term borrowings from FHLB and bears interest based upon the daily federal funds rate. There were no outstanding balances as of December 31, 2005 and $21.9 million outstanding at December 31, 2004. The line of credit is secured as discussed below for other FHLB advances.

NOTE G - LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2004 consisted of the following fixed rate advances from FHLB:

Maturity	Interest rate	2005	2004
		(Amounts in thousands)
April 11, 2008	4.36%	$6,000	$—
March 2010	5.71%	5,000	5,000
March 2010	5.92%	4,000	4,000
February 2011	4.39%	3,000	3,000
February 2011	4.84%	2,000	2,000
March 2013	2.85%	5,000	5,000
May 2013	2.74%	5,000	5,000
October 2013	3.18%	5,000	5,000

		$35,000	$29,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The above advances have been made against a $89.2 million line of credit secured by a blanket floating lien on qualifying first mortgage loans in the amount of $63.7 million. Advances must be adequately collateralized. The weighted average rate for advances outstanding at December 31, 2005 and 2004 was 4.15% and 4.47%, respectively.

In June 2005, the Bank issued $8.0 million of subordinated debentures which pay interest quarterly at a variable per annum rate equal to LIBOR plus 1.80% The debentures are redeemable on July 7, 2010 or afterwards, in whole or in part, on any January 7, April 7, July 7, or October 7. Redemption is mandatory at July 7, 2015. These debentures are classified as Tier II capital for regulatory purposes.

In addition, the Company issued $16.5 million of junior subordinated debentures to its wholly owned capital trusts, BNC Bancorp Capital Trust I, BNC Capital Trust II and BNC Capital Trust III. These long term obligations, which currently qualify as Tier I capital for the Company, constitute a full and unconditional guarantee by the Company of the trusts’ obligations under the preferred securities.

A description of the Junior Subordinated debentures outstanding at December 31, 2005 and 2004 is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2005	2004
					(In thousands)
BNC Bancorp	4/03/2003	5,000	Libor plus	4/15/2033	$5,155	$5,155
Capital Trust I			3.25%

BNC Bancorp	3/11/2004	6,000	Libor plus	4/07/2034	6,186	6,186
Capital Trust II			2.80%

BNC Bancorp	9/23/2004	5,000	Libor plus	9/23/2034	5,155	5,155

Capital Trust III			2.40%
					$16,496	$16,496

NOTE H - INCOME TAXES

Income tax expense is summarized as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)
Current:
Federal	$1,622	$1,355	$1,093
State	473	347	238

Total current	2,095	1,702	1,331

Deferred:
Federal	(392)	(246)	26
State	16	18	11

Total current	(376)	(228)	37

Total income tax expense	$1,719	$1,474	$1,368

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% was as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)
Pre-tax income	$6,224	$5,279	$4,775

Tax at statutory federal rate	$2,116	$1,795	$1,624

State income tax, net of federal benefit	322	265	165
Tax exempt interest income	(512)	(440)	(337)
Income from life insurance	(162)	(163)	(119)
Other	(45)	17	35

	$1,719	$1,474	$1,368

Significant components of deferred tax assets and liabilities at December 31 were as follows:

	2005	2004
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,067	$1,732
Net operating losses carryforwards	688	880
Deferred compensation	821	640
Other	52	—

Total deferred tax assets	3,628	3,252

Deferred tax liabilities:
Premises and equipment	146	190
Unrealized gain on securities	305	187
Other	126	82

Total deferred tax liabilities	577	459

Net deferred tax asset	$3,051	$2,793

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE I - EMPLOYEE BENEFIT PLANS

The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. The Company matches 100% of such contributions up to 6% of the participant’s compensation. The plan provides that employees’ contributions are 100% vested at all times, and the Company’s contributions vest at 20% each year after the second year of service. The expense related to the plan for the years ended December 31, 2005, 2004 and 2003 was $284,000, $247,000 and $183,000, respectively.

NOTE J - STOCK OPTIONS

The Company maintains a nonqualified stock option plan for directors and a qualified incentive stock option plan for key employees. Options granted under the nonqualified plan vest immediately and expire ten years after the grant date. Options granted under the qualified plan vest ratably over a five year period and expire ten years after the grant date. At December 31, 2005, the numbers of shares available for grant under the nonqualified and qualified plans were -0- and 4,820, respectively. During 2004 the Company adopted, with shareholder approval in 2004, the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan. The Compensation Committee may grant or award eligible participants options, rights to receive restricted shares of common stock, and or stock appreciation rights (collectively referred to herein as “Rights”). This plan makes available 187,500 grants of Rights, subject to appropriate adjustment for stock splits, stock combinations, reclassifications and similar changes. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant. During 2005, the Company awarded 81,250 options that had a vesting schedule tied to the Company stock attaining certain prices in the future. The schedule is as follows: 25% vesting once the Company stock price is at $24.00, 40% at $25.60, 60% at $27.20, 80% at 28.80, and 100% at $32.00. At December 31, 2005, the aggregate number of rights available for issuance under this plan amounted to 65,000.

Activity in the plans for the years ended December 31 is summarized as follows, giving the effect to the 25% stock split in 2005:

	2005		2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	511,183	$5.41	520,986	$4.65	549,060	$4.62
Granted	81,250	15.00	41,250	13.00	—	—
Exercised	(67,040)	4.20	(50,888)	3.70	(28,074)	4.15
Forfeited	(413)	6.54	(165)	6.54	—	—

Outstanding at end of year	524,980	7.05	511,183	5.41	520,986	4.65

Options exercisable at year-end	433,885	5.57	489,843	5.36	491,378	4.42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The following table summarizes information about the exercise prices of the Company’s stock options at December 31, 2005:

Range of Exercise Prices	Total options outstanding	Total options exercisable
$3.58 to $5.37	323,786	323,786
$6.54	78,694	68,849
$13.00 to $15.00	122,500	41,250

	524,980	433,885

The weighted average remaining life of options outstanding at December 31, 2005 and 2004 is 5.63 years and 4.39 years, respectively.

The estimated per share fair value of options granted in 2005 and 2004 were $7.61 and $8.64, respectively. There were no options granted during 2003. These values were estimated using the Black-Scholes Option Pricing Model using the assumption presented below:

	2005	2004
Assumptions in estimating option values:
Risk-free interest rate	4.21%	4.21%
Dividend yield	0.93%	0.86%
Volatility	39.97%	42.31%
Expected life	10 years	10 years

NOTE K - EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with its chief executive officer and two other executive officers to ensure a stable and competent management base. The agreements provide for a three-year term, with an automatic one-year renewal on each anniversary date. The agreements provide for benefits as set forth in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

NOTE L - DIRECTOR AND EXECUTIVE OFFICER BENEFIT PLANS

The Company during 2004 entered into Salary Continuation Agreements with its chief executive officer and two other executive officers. These agreements replace the existing Supplemental Executive Retirement Plans for these executives. All of the Salary Continuation Agreements provide for lifetime benefits to be paid to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions of $441,000 in 2005, $307,000 in 2004 and $294,000 in 2003 were expensed for future benefits to be provided under these plans. The corresponding liability related to this plan was $1.4 million and $1.0 million as of December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The Company also has a deferred compensation plan for its directors. Expense provided under the plan totaled $102,000, $102,000 and $75,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose. At December 31, 2005 and 2004, the trust held 46,624 and 41,844 shares of Company common stock, respectively.

NOTE M - REGULATORY RESTRICTIONS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2005 and 2004, the Bank met its capital adequacy requirements as set forth below:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amounts in thousands)
As of December 31, 2005:
Total Capital (to Risk- Weighted Assets)	$59,862	11.27%	$42,477	8.00%	$53,097	10.00%
Tier I Capital (to Risk- Weighted Assets)	45,722	8.61%	21,239	4.00%	31,858	6.00%
Tier I Capital (to Average Assets)	45,722	7.92%	23,085	4.00%	28,857	5.00%

As of December 31, 2004:
Total Capital (to Risk- Weighted Assets)	$47,182	10.79%	$34,970	8.00%	$43,713	10.00%
Tier I Capital (to Risk- Weighted Assets)	41,746	9.55%	17,485	4.00%	26,228	6.00%
Tier I Capital (to Average Assets)	41,746	8.66%	19,290	4.00%	24,113	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The Company is also subject to these capital requirements. At December 31, 2005 and 2004, the Company’s capital amounts are as follows:

	2005	2004
Total capital to risk-weighted assets	11.31%	11.51%
Tier I capital to risk-weighted assets	8.63%	9.65%
Tier I capital to average assets	7.89%	8.68%

NOTE N - DERIVATIVES

Derivative Financial Instruments

During 2005, the Company had entered into stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheets as derivative assets and derivative liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers.

Derivative instruments are generally either negotiated over-the-counter (“OTC”) contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreements terms, including the underlying instruments, amount, exercise prices and maturity.

Risk Management Policies - Hedging Instruments

The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Interest Rate Risk Management - Cash Flow Hedging Instruments

The Company originates variable rate loans for its loan portfolio. These loans expose the Company to variability in cash flows, primarily from interest receipts due to changes to interest rates. If interest rates increase, interest income increases. Conversely, if interest rates decrease, interest income decreases. Management believes it is prudent to limit the variability of a portion of its cash flows on variable rate loans therefore, generally hedges a portion of its variable-rate receipts. To meet this objective, management enters into interest rate swap agreements whereby the Company receives fixed rate payments and makes variable rate payments during the contract period.

At December 31, 2005, the information pertaining to an outstanding interest rate swap agreement used to hedge variable rate loans is as follows (dollar amounts in thousands):

2005
Notional amount	$25,000
Weighted average pay rate	7.00%
Weighted average receive rate	7.77%
Weighted average maturity in years	5.0
Unrealized loss relating to interest rate swaps	$(15)

This agreement requires the Company to make payments at a variable rate determined by a specified index (prime) in exchange for receiving payments at a fixed rate. The unrealized losses are included in other liabilities and other comprehensive income, net of tax, in the accompanying consolidated balance sheet.

Risk management results for the year ended December 31, 2005 related to the balance sheet hedging of variable rate loans indicate that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

NOTE O - OFF-BALANCE SHEET RISK

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

At December 31, 2005 and 2004, outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk were as follows:

	2005	2004
	(In thousands)
Commitments under unfunded loans and lines of credit	$98,570	$77,218
Standby letters of credit	2,114	940
Commitments to sell loans held for sale	1,701	1,894

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

December 31, 2005, 2004 and 2003

Loans Held for Sale

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans Receivable

The fair values for fixed rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms.

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

Derivative financial instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

Financial Instruments with Off-Balance Sheet Risk

The fair value of financial instruments with off-balance sheet risk discussed in Note O is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The following table reflects the estimated fair values and carrying values at December 31:

	2005		2004
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$15,255	$15,255	$7,527	$7,527
Securities available for sale	42,489	42,489	35,428	35,428
Federal Home Loan Bank stock	2,569	2,569	3,037	3,037
Loans held for sale	1,701	1,701	1,894	1,894
Loans receivable, net	493,107	492,400	415,477	415,451
Accrued interest receivable	2,784	2,784	1,868	1,868
Investment in life insurance	12,319	12,319	11,713	11,713

Financial liabilities:
Demand deposits and savings	$167,876	$167,876	$185,757	$185,757
Time deposits	323,016	321,315	205,723	205,049
Short-term borrowings	7,061	7,061	28,275	28,275
Long-term debt	59,496	60,029	45,496	44,887
Accrued interest payable	1,156	1,156	638	638

On-balance sheet derivative financial instruments:
Interest rate swap agreement:
Liabilities	$(15)	$(15)	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE Q - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of BNC Bancorp as of and for the years ended December 31, 2005 and 2004 (In thousands):

Condensed Statements of Financial Condition

December 31, 2005 and 2004

	2005	2004
Assets
Cash	$22	$—
Investment in subsidiaries	50,212	46,003
Other assets	304	307

Total assets	$50,538	$46,310

Liabilities and Shareholders’ Equity
Liabilities:
Due to Bank of North Carolina	$715	$—
Other liabilities	213	777
Subordinated debentures	16,496	16,496

Total liabilities	17,424	17,273

Shareholders’ equity:
Common stock	19,448	20,033
Retained earnings	13,155	8,679
Accumulated other comprehensive income	511	325

	33,114	29,037

Total liabilities and shareholders’ equity	$50,538	$46,310

Condensed Statements of Operations

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Dividends from bank subsidiary	$1,568	$3,549	$—
Equity in undistributed earnings of bank subsidiary	3,987	809	3,537
Interest expense	(1,050)	(531)	(186)
Non-interest expense	—	(22)	(25)
Income tax benefit	—	—	81

Net income	$4,505	$3,805	$3,407

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Condensed Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Operating activities:
Net income	$4,505	$3,805	$3,407
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of bank subsidiary	(3,987)	(809)	(3,537)
Amortization	11	(4)	26
Increase in other assets	(8)	—	—
Increase in other liabilities	47	168	74

Net cash provided (used) by operating activities	568	3,160	(30)

Investing activities:
Investment in subsidiaries	(36)	(11,341)	(4,816)

Financing activities:
Due to subsidiaries	715	(1,800)	1,535
Debt issuance costs	—	(145)	(184)
Proceeds from subordinated debentures	—	11,341	5,000
Proceeds from exercise of stock options	58	38	65
Purchase and retirement of common stock	(697)	(752)	(1,174)
Cash dividends paid	(578)	(501)	(396)
Cash paid in lieu of fractional shares	(8)	—	—

Net cash provided (used) by financing activities	(510)	8,181	4,846

Net increase in cash and cash equivalents	22	—	—
Cash and cash equivalents, beginning	—	—	—

Cash and cash equivalents, ending	$22	$—	$—

NOTE R - SUBSEQUENT EVENTS

On February 6, 2006, the Company and SterlingSouth Bank & Trust Company (SterlingSouth) jointly announced the execution of a definitive agreement in which BNC Bancorp would acquire SterlingSouth of Greensboro, North Carolina in a fixed exchange of the Company’s common stock. In addition, the outstanding options and warrants to purchase SterlingSouth common stock may be surrendered upon closing of the merger, with their holders receiving cash equal to the difference between the exercise price of the options or warrants and the per share cash value of the merger consideration. SterlingSouth, founded in 2000, operates two community-banking offices in Greensboro, North Carolina. The transaction, approved by the directors of both companies, is valued at approximately $36 million.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The nominees named in the following table “NOMINEES FOR BNC BOARD OF DIRECTORS” have been nominated for election by BNC’s Nominating Committee and includes four individuals (marked with an asterisk) who are currently directors of SterlingSouth Bank & Trust Company who are being nominated pursuant to covenants contained in that certain Agreement and Plan of Reorganization and Merger by and among BNC, the Bank of North Carolina and SterlingSouth dated February 6, 2006, pursuant to which SterlingSouth will be merged with and into the Bank of North Carolina if the Agreement and Plan of Reorganization and Merger is approved by the SterlingSouth and BNC shareholders. If the Agreement and Plan of Reorganization and Merger is not approved by the shareholders or by regulatory authorities or the transaction is not completed for some other reason, the SterlingSouth directors will not serve on the BNC Board. The table below gives for each nominee his name, age as of December 31, 2005, principal occupation during the last five years and the year he was first elected as a director of the Bank or the Company.

NOMINEES FOR BNC BOARD OF DIRECTORS

Name and Age	Position(s) Held	Principal Occupation During Last Five Years	Director of Bank Since	Director of Company Since	Term Expires
W. Swope Montgomery, Jr. (57)	Director, President and Chief Executive Officer	President and Chief Executive Officer, Bank of NC and BNC	1991	2002	2006

Richard D. Callicutt, II (47)	Director, Chief Operating Officer, Executive Vice President	Chief Operating Officer, Executive Vice President, Bank of NC and BNC	2003	2003	2006

Robert A. Team, Jr. (50)	Director	President, Carolina Investment Properties, Inc.	2000	2002	2006

Ralph N. Strayhorn III* (51)	Director	President and Chief Executive Officer of SterlingSouth Bank & Trust Company	—	—	—

Thomas R. Sloan* (61)	Director	Consultant, Retired Chairman, Essilor Laboratories of America (ophthalmic lenses and supplies)	—	—	—

Charles T. Hagan, III* (57)	Director	Member, Nexson, Pruett, Adams, Kleemeier, PLLC (Law firm), Greensboro, NC	—	—	—

Randall R. Kaplan* (49)	Director	CEO and Member, Capsule Group, LLC (Car wash chain and real estate development)	—	—	—

The following table sets forth as to each director continuing in office his name, age as of December 31, 2005, principal occupation during the last five years, the term for which he is serving and the year he was first elected as a director of the Bank and the Company.

DIRECTORS CONTINUING IN OFFICE

Name and Age	Position(s) Held	Principal Occupation During Last Five Years	Director of Bank Since	Director of Company Since	Term Expires
Larry L. Callahan (58)	Director	President and Owner, Callahan, Inc.; Owner, Triad Land Surveying	2002	2002	2008

Joseph M. Coltrane, Jr. (59)	Director	Attorney at Law, Kernersville, NC	2002	2002	2008

W. Groome Fulton, Jr. (67)	Director	Chairman of the Board, Fulton Enterprises	1991	1991	2008

Lenin J. Peters, M.D. (54)	Director	President, Bethany Medical Center	1991	2002	2007

Thomas R. Smith, CPA (57)	Director	President, Thomas R. Smith & Associates, P.A.	1997	2002	2007

Colon E. Starrett (67)	Director	Manager, Rex Oil Company	1991	2002	2007

D. Vann Williford (58)	Director	President, Vesco Material Handling Equipment, Inc., d/b/a Atlantic Coast Toyotalift	1991	2002	2007

Richard F. Wood (61)	Director/ Secretary	Financial Advisor/Stock Broker, Wachovia Securities	1991	2002	2007

Identification of Audit Committee and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit Committee. The Company’s Audit Committee consists of Thomas R. Smith, CPA (chairman), Joseph M. Coltrane, Jr., Richard F. Wood and Colon E. Starrett. The Board of Directors has determined that these directors are “independent” as defined in the NASD’s listing standards and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the SEC’s rules and regulations. The Audit Committee meets on an as needed basis (but no less than four times per year) and, among other responsibilities, (i) appoints, compensates and retains the Company’s independent auditor; (ii) oversees the independent auditing of the Company; (iii) arranges for, receives and reviews periodic written and verbal reports from the independent auditors, from management of the Company and from all of the Company’s internal audit contractors; (iv) reviews corporate policies regarding compliance with laws and regulations, conflicts of interest and employee misconduct and reviews situations related thereto; (v) reviews, develops and implements the Company’s internal audit policies and procedures, and appoints, meets with and oversees all internal audit contractors and the management employees who are directly responsible for those activities; (vi) establishes and reviews annually procedures for the receipt, retention, and treatment of complaints regarding accounting, internal auditing controls and auditing matters; (viii) pre-approves all audit and non-audited related services provided by the independent auditor; and (ix) performs other duties as may be assigned to it by the Board of Directors. The Company has adopted a written charter for the Audit Committee, which is reviewed annually, and amended as needed, by the Committee. The Audit Committee met ten times during the fiscal year ended December 31, 2005.

The Board of Directors has determined that Thomas R. Smith, CPA, is an “audit committee financial expert” and “independent” as defined under applicable rules and regulations. The Board’s affirmative determination was based upon, among other things, his educational and professional credentials and financial background.

Executive Officers

The following table sets forth certain information with respect to the persons who are executive officers of either the Company or the Bank or both.

Name	Age on December 31, 2005	Positions and Occupations During Last Five Years	Employed By the Bank Since	Employed By the Company Since
W. Swope Montgomery, Jr.	57	President, Chief Executive Officer and Director of the Company and the Bank	1991	2002
Richard D. Callicutt, II	47	Executive Vice President, Chief Operating Officer, and Director of the Company and the Bank	1991	2002
David B. Spencer	43	Executive Vice President and Chief Financial Officer of the Company and the Bank	1997	2002

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Other than as noted below, based solely on a review of the copies of the forms furnished to the Company and written representations from the Company’s executive officers and directors, the Company believes that during the fiscal year ended December 31, 2005, its executive officers and directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except for a form 4 for director Thomas R. Smith that was not filed on a timely basis relating to one transaction. The director at all times believed he was in compliance with applicable law with respect to the transaction, and a Form 4 was filed once he was aware of the filing requirement.

Code of Ethics.

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all of its directors, officers and employees, including its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s Code of Business conduct and Ethics adopted by the Company’s Board of Directors is attached as Exhibit 14.

In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Business Conduct and Ethics that applies to the principal executive officer or senior financial officer that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by filing a Form 8-K with the SEC.

Item 11. Executive Compensation.

Director’s Compensation

Director’s Fees. For the fiscal year ended December 31, 2005, the Chairman of the Company’s Board of Directors received an annual retainer of $7,000 for his service, each Committee Chairman received an annual retainer of $5,000 for his service, and each other board member received an annual retainer of $3,000 for his service. In addition, members of the Board received $400 and the Chairman of the Board received $700 per meeting of the Board of Directors. Members of the Executive Committee received $500 per Executive Committee meeting. Members of other committees (including Bank NC committees) received $400 and Chairmen of other Committees received $500 per Committee meeting (except for the Chairman of the Audit Committee, who received $700 per meeting of the Audit Committee). Mr. Montgomery and Mr. Callicutt do not receive compensation for attendance at these meetings.

During 2005, directors’ fees totaled $164,800 in the aggregate. Except for $18,000, these fees were not paid in cash to the directors, but were placed into a “Directors Deferred Compensation Plan” which was approved by the Board of Directors in January 1994. MAGNER.Network LLC, in Atlanta, Georgia, administers this plan at an annual cost of $3,620 to the Company. Effective April 2, 2003, the Company established a Rabbi Trust to hold the directors’ accrued benefits under the plan.

Director Stock Option Plan. See “Executive Compensation - Stock Option Plans,” for a discussion of the directors’ benefits under the Stock Option Plan for Non-Employees/Directors.

Executive Compensation

Summary Compensation Table. The following table shows for 2005, 2004, and 2003 the cash and certain other compensation paid to or received or deferred by those current executive officers of the Company and the Bank whose compensation exceeded $100,000 in any of those years.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)[1]	Bonus ($)[2]	Other Annual Compensation ($)[3]	Restricted Stock Award(s)	Securities Underlying Options (#)	Long- term Incentive Payouts ($)	All Other Compensation ($)[4]
W. Swope Montgomery, Jr. President and Chief Executive Officer	2005 2004 2003	230,000 195,000 174,000	153,000 114,000 114,000	— — —	— — —	31,250 8,750 12,500	— — —	14,938[5] 16,296 9,570

Richard D. Callicutt, II Chief Operating Officer	2005 2004 2003	170,000 145,000 130,900	117,000 82,000 82,500	— — —	— — —	25,000 8,750 10,625	— — —	10,451[6] 10,834 7,200

David B. Spencer Chief Financial Officer	2005 2004 2003	165,000 140,000 95,708	114,000 82,500 62,500	— — —	— — —	25,000 8,750 8,750	— — —	10,818[7] 9,636 5,264

[1]	Includes salary received and amounts deferred during each year at the election of the executive officer pursuant to the Bank’s Section 401(k) Retirement Plan.
[2]	The Bank awards cash bonuses to its executive officers based on the Bank’s results of operations and their individual performance during the year. The amount of the bonus for each executive officer is determined solely by the independent members of the Company’s Board of Directors.
[3]	In addition to compensation listed in the table and the employee benefits (such as group life, hospitalization and disability insurance) pursuant to plans made available by the Bank generally to its employees, executive officers receive certain non-cash benefits. The aggregate value of such non-cash compensation received by executive officers of the Bank during 2005, 2004, and 2003 did not exceed 10% of the cash compensation paid to the named executive officers, individually or in the aggregate.
[4]	Consists of the Bank’s contributions on behalf of the executive officers to the Bank’s 401(k) Retirement Plan.
[5]	Also includes imputed income totaling $4,387.62 relating to death benefits provided under executive benefit plans through the use of Bank owned life insurance. See “Salary Continuation and Split Dollar Agreements.”
[6]	Also includes imputed income totaling $1,951.22 relating to death benefits provided under executive benefit plans through the use of Bank owned life insurance. See “Salary Continuation and Split Dollar Agreements.”
[7]	Also includes imputed income totaling $918.46 relating to death benefits provided executive benefit plans through the use of Bank owned life insurance. See “Salary Continuation and Split Dollar Agreements.”

Salary Continuation and Split Dollar Agreements. Neither BNC Bancorp nor Bank of North Carolina has a pension plan providing for a fixed benefit based on final compensation and years of service. However, in 1998 the Bank adopted a supplemental executive retirement plan promising a retirement benefit payable over a 15-year period to selected executives, including Messrs. Montgomery and Callicutt. The retirement benefit payable under the supplemental executive retirement plan could have been as much as 40% of the participating executive’s compensation at retirement. The supplemental executive retirement plan was replaced by Salary Continuation Agreements and Split Dollar Agreements entered into on December 31, 2004 with each of Messrs. Montgomery, Callicutt, and the two other officers who had been participants in the supplemental executive retirement plan. Caps on qualified plan contributions and distributions can limit a bank executive’s retirement benefits to 30% to 50% of final pay. In contrast, other bank staff are unaffected or are less severely affected by those caps and they can therefore end their working careers with retirement benefits at 70% to 90% of final pay. Combined with the Bank’s portion of social security benefits paid as employer and the Bank’s 401(k) plan contributions, the defined benefit amount payable under the Salary Continuation Agreements yields aggregate retirement benefits for an executive more closely approximating the percentage of final pay other Bank staff’s retirement income represents. However, no benefits are payable if the executive’s employment is terminated for cause, if he is removed from office by an order issued under the Federal Deposit Insurance Act, if a receiver is appointed under the Federal Deposit Insurance Act, or if the FDIC enters into an agreement to provide assistance under the Federal Deposit Insurance Act to the Bank. The executives’ contractual entitlements under the Salary Continuation Agreements are contractual liabilities of Bank of North Carolina and are not funded.

The Salary Continuation Agreements of Messrs. Montgomery, Callicutt, and Spencer provide for a fixed annual benefit for each executive’s lifetime for retirement on or after the normal retirement age of 65. Beginning one year after payment of the Salary Continuation Agreement benefit commences, the benefit amount will increase 3% annually. The agreements provide for a lesser benefit than the normal retirement benefit in the case of termination because of disability occurring at any age, but the disability benefit does not become payable until the executive attains age 65. If the executive terminates employment before age 65 for reasons other than disability, he will be entitled to a single lump-sum payment. The amount of the early termination benefit is the liability balance, or accrual balance, accumulated by Bank of NC at the end of the year preceding the year in which the executive’s early termination occurred. At the executive’s death, his beneficiaries will be entitled to a payment equal to the accrual balance remaining at the time of the executive’s death, in addition to any benefits payable under the split dollar agreements entered into at the same time as the Salary Continuation Agreements were entered into.

Benefits are payable on an accelerated basis and in a single lump sum if a change in control (as defined in the Salary Continuation Agreements) of BNC Bancorp occurs, or if the executive is terminated without cause before a change in control occurs but after it is announced.

By the time an executive attains his or her normal retirement age, accounting principles mandate that his or her employer reflect as a liability in its balance sheet the present value of the retirement benefit promised to the executive. This liability balance, or accrual balance, builds up over time through a monthly expense recognized by the employer in its income statement. For each of Messrs. Montgomery, Callicutt, and Spencer the accelerated Salary Continuation Agreement benefit payable to them after a change in control is the amount projected to be accrued by Bank of North Carolina by the time he attains his normal retirement age, in other words the present value at retirement age of the promised retirement benefit. That amount is payable in a single lump sum within three days after the change in control, or if sooner within three days after termination of employment following announcement of a change in control.

The Salary Continuation Agreements of Messrs. Montgomery, Callicutt, and Spencer also provide for a tax gross-up benefit if the aggregate benefits payable to them after a change in control are subject to excise taxes under sections 280G and 4999 of the Internal Revenue Code. In general terms, Internal Revenue Code section 280G disallows an employer’s compensation deduction for so-called “excess parachute payments” made to an executive after a change in control. Correspondingly, section 4999 imposes a 20% excise tax on the executive receiving excess parachute payments. Payments made to an executive after a change in control are excess parachute payments if they equal or exceed the executive’s base amount multiplied by three. If the payments equal or exceed that threshold, the 20% excise tax is imposed on payments exceeding the executive’s base amount, and the employer’s compensation deduction is forfeited on those same dollars. The executive’s base amount is his five-year average taxable compensation. The additional tax gross-up benefit payable to Messrs. Montgomery, Callicutt, and Spencer would compensate them for excise taxes imposed on them, as well as for taxes imposed on the gross-up benefit itself, but it would not be a deductible payment to the Bank. For purposes of the calculation under sections 280G and 4999 of benefits payable after a change in control, the total benefits include severance payable under a severance or employment agreement, accelerated payment or accelerated vesting of benefits under compensation arrangements such as stock option plans and salary continuation agreements, and other benefits whose payment or vesting accelerates because of the change in control. The precise amount of the excise tax gross-up benefit depends on the price paid by the acquiring company, the date when the change in control occurs, the executives’ five-year average taxable compensation at that time, applicable federal and state tax rates, and other factors, including the discount rate employed at the time to determine the present value of accelerated benefits and the number of months remaining until the executive attains his normal retirement age.

Finally, the Salary Continuation Agreements of Messrs. Montgomery, Callicutt, and Spencer provide for reimbursement of their legal fees if the agreements are challenged after a change in control, up to a maximum of $500,000 for each of them.

Over the past three years the Bank of NC purchased insurance policies on the lives of the executives who are parties to the Salary Continuation Agreements, with premium payments aggregating more than $3.8 million, including a premium totaling approximately $1.8 million for three separate policies on Mr. Montgomery’s life, a premium totaling approximately $1.0 million for four separate policies on Mr. Callicutt’s life, and a premium totaling approximately $1.0 million for two policies on Mr. Spencer’s life. The premium amounts paid are the property of the Bank of NC and provide the Bank of NC with a tax equivalent yield which exceeds comparable short-term investment alternatives. The Bank of NC expects to recover in full the premiums paid by it from the Bank’s portion of the policies’ death benefits. Since the executives have no interest in the premium amounts paid, the premium amounts are not reflected in the Summary Compensation Table. Under Split Dollar Agreements accompanying the Salary Continuation Agreements, when the executive dies his or her beneficiary will be entitled to 100% of the net death proceeds under the life insurance policies. The net death proceeds are the total policy proceeds payable at the executive’s death less the cash surrender value of the policies payable to the Bank of NC. In a separate agreement, each executive has agreed to limit their individual death benefits under the policies outlined above to $2 million in 2005. These agreements call for the ceiling on the death benefit payments to increase by 3% per year going forward. The Bank of NC will be entitled to all cash surrender value of the policy plus any insurance policy death benefits remaining after payment to the executive’s beneficiary. From its portion of the policies’ cash surrender value and death benefits the Bank of NC expects to recover in full its life insurance investment. In addition to this split dollar agreement benefit, the executive’s beneficiaries will also be entitled to receive any accrual balance remaining under his Salary Continuation Agreement at the time of his death.

The Split Dollar Agreements of Messrs. Montgomery, Callicutt, and Spencer also provide that if the Bank cancels the insurance policies on these executives’ lives, the Bank must pay directly to the executives’ beneficiaries an amount equal to the death benefit that would have been paid under the insurance policies. The Bank would also be required to pay an income tax gross-up benefit, compensating for the fact that death benefits paid by an employer are subject to income taxation whereas the receipt of split dollar insurance death benefits is free from federal income taxation.

The following table shows benefits payable under the Salary Continuation Agreements to the executive officers named in the Summary Compensation Table, as well as the life insurance death benefits payable under the associated split dollar agreements.

	Initial Lifetime Annual Benefit Payable Under the Salary Continuation Agreement After Normal Retirement Age for . . . (1)		Lump Sum Benefit Payable if Early Termination Occurs in 2006 (3)	Lump Sum Benefit After a Change in Control (4)	Approximate Amount of the Life Insurance Death Benefit if the Executive Dies in 2006 (5)
Named Executive Officer	Disability Occurring in 2006 (2)	Retirement On or After Normal Retirement Age
W. Swope Montgomery, Jr.	$53,930	$152,300	$451,005	$1,961,144	$2,000,000
Richard D. Callicutt, II	$32,628	$129,500	$142,106	$1,667,552	$2,000,000
David B. Spencer	$15,069	$99,000	$54,978	$1,274,808	$2,000,000

(1)	The disability benefit and the normal retirement benefit increase by 3% each year for the executive’s lifetime. The disability benefit and normal retirement benefit figures in the table above show the benefit payable in the first year only, without taking into account the 3% inflation factor taking effect thereafter.
(2)	For each year of service up to the normal retirement age, the disability benefit amount increases until eventually it equals the amount of the normal retirement benefit. Payment of disability benefits to which an executive becomes entitled does not begin until the executive attains age 65. The benefits shown in this table are not reflected in the Summary Compensation Table included elsewhere in this proxy statement.

(3)	If the executive terminates employment before age 65 for reasons other than disability, in the month after termination of employment he will be entitled a single lump sum payment. The payment will be an amount equal to the Bank of NC’s liability accrual balance under the Salary Continuation Agreement at the end of the year preceding the year in which termination of employment occurred.
(4)	After a change in control, or in the case of termination without cause before a change in control but after a change in control is announced, Messrs. Montgomery, Callicutt, and Spencer are entitled to a lump sum payment in an amount equal to the present value at the age 65 normal retirement age of the promised retirement benefit. The benefit is not further discounted to account for the time period between the date of the change in control and the date on which the executive will actually attain age 65. The change-in-control benefits reflected in the table for Messrs. Montgomery, Callicutt, and Spencer equal the present value at age 65 of their lifetime retirement benefits, discounting those benefits using the 6.25% accrual rate currently being employed by the Bank of NC. The Salary Continuation Agreements and the employment agreements of Messrs. Montgomery, Callicutt, and Spencer also provide for an excise tax gross-up payment if the total benefits to which they are entitled after a change in control exceed the limits under section 280G of the Internal Revenue Code. The potential gross-up benefits are not reflected in the table above or in the Summary Compensation Table included elsewhere in this proxy statement.
(5)	The portion of the total life insurance proceeds to which the beneficiaries of Messrs. Montgomery, Callicutt, and Spencer are entitled under the split dollar agreements is 100% of the net death benefit, meaning the total death benefit minus the policies’ cash surrender value. The Bank of NC’s cost for the insurance purchased on executives’ lives is not reflected in the Summary Compensation Table included elsewhere in this proxy statement. The executives’ beneficiaries are also entitled under the Salary Continuation Agreements to an amount equal to the Bank’s accrual balance at the time of the executive’s death. The accrual balance amount at the end of 2005 is the amount given in the table for the executive’s early termination benefit.

Employment Agreements. BNC Bancorp and Bank of North Carolina entered into an employment agreement effective December 31, 2004 with Mr. Montgomery, superseding his January 1, 1999 employment agreement. In addition to establishing base compensation at $230,000, the employment agreement also grants miscellaneous fringe benefits, including use of an automobile, reimbursement of club dues, and reimbursement of reasonable business expenses. The employment agreement provides that Mr. Montgomery will be indemnified against liabilities to which he may become subject because of his service to the Company and the Bank. The employment agreement has a term of three years, which is automatically extended for one additional year annually unless the Board of Directors determines not to extend the term. The agreement is terminable by BNC Bancorp or the Bank of NC with or without cause, and the agreement terminates automatically when Mr. Montgomery attains age 65. But Mr. Montgomery’s employment may be terminated for cause if and only if, 75% or more of the directors, excluding Mr. Montgomery, vote to terminate his employment with cause at a special board meeting held for that purpose, for which Mr. Montgomery has advance notice and the opportunity to oppose the Board’s action. If Mr. Montgomery’s employment involuntarily terminates without cause or if he voluntarily terminates employment for good reason, he will continue to receive his base salary for the unexpired term of the agreement, he will be paid in cash for the value of his unvested stock options, he will receive cash in an amount equal to the value of unvested contributions to his 401(k) plan account, he will continue to receive life and medical insurance benefits for a period that may be as long as the remaining term of the employment agreement, and he will be entitled to outplacement support of up to $25,000. Good reason for voluntary termination will exist if specified adverse changes in Mr. Montgomery’s employment circumstances occur, such as a reduction in pay or benefits, a reduction in responsibilities, failure to nominate Mr. Montgomery for election to the Board of BNC, failure to appoint him as President and Chief Executive Officer, failure to elect him to the board of the Bank of NC, or relocation of BNC’s executive offices by a distance of more than 15 miles. The severance benefits payable to Mr. Montgomery after involuntary termination without cause, voluntary termination for good reason, or termination because of disability are conditional on Mr. Montgomery first entering into an agreement not to compete with BNC and the Bank of NC for 15 months after termination.

If involuntary termination of Mr. Montgomery’s employment occurs without cause within 12 months after a change in control or if he voluntarily terminates employment within 12 months after a change in control (as defined in the employment agreement) (regardless of whether termination was for good reason), rather than continued salary for the unexpired term of the employment agreement Mr. Montgomery will be entitled to a lump-sum cash payment equal to his annual compensation multiplied by three. The lump sum is payable without discount for the time value of money. For this purpose, Mr. Montgomery’s annual compensation means the sum of (a) his base salary at the time of the change in control or when his employment terminated, whichever is greater, plus (b) the bonus or incentive compensation earned in the calendar year before the year the change in control occurred or the year termination of employment occurred, again whichever amount is greater. In addition, Mr. Montgomery will continue to receive life and medical insurance benefits for a period that may be as long as the remaining term under the employment agreement, he will become fully vested in benefit arrangements in which he participates, and he will be entitled to a final contribution to his 401(k) plan. Severance benefits payable after a change in control are not conditional on Mr. Montgomery first entering into an agreement not to compete with BNC Bancorp and the Bank. Like his Salary Continuation Agreement, Mr. Montgomery’s employment agreement provides that he will be entitled to a tax gross-up payment if the aggregate benefits payable to him after a change in control are subject to excise taxes under Internal Revenue Code section 4999. Taking into account the employment agreement’s severance benefit and the benefit payable under the Salary Continuation Agreement, BNC and the Bank of NC consider it probable that a significant portion of the benefits payable to Mr. Montgomery after a change in control would constitute excess parachute payments, and that a substantial tax gross-up benefit could therefore be payable to him. Lastly, BNC Bancorp and Bank of North Carolina have also agreed to pay legal fees incurred by Mr. Montgomery if his employment agreement is challenged after a change in control, up to a maximum of $500,000. Mr. Montgomery’s base compensation for 2006 is $265,000.

BNC Bancorp and the Bank entered into essentially identical employment agreements with Messrs. Callicutt and Spencer on December 31, 2004. The base compensation established by Mr. Callicutt’s employment compensation is $170,000, and $165,000 for Mr. Spencer. The duration of the provision not to compete with BNC Bancorp and the Bank after termination of employment is 15 months in Mr. Callicutt’s case, and six months for Mr. Spencer. Finally, the definition of good reason does not assure Mr. Callicutt or Mr. Spencer of board service on the boards of either BNC or the Bank of NC. In all other respects, the employment agreements of Messrs. Callicutt and Spencer are essentially identical to the employment agreement of Mr. Montgomery. Mr. Callicutt’s and Mr. Spencer’s base compensation for 2006 is $195,000 and $190,000 respectively.

Stock Option Plans.

As part of the Bank’s initial offering in 1994, the Board of Directors and the stockholders approved a nonqualified stock option plan for certain initial incorporators and directors (the “Stock Option Plan for Non-Employees/Directors”) and a qualified incentive stock option plan for key employees of the Company (the “Key Employee Option Plan”). The Stock Option Plans for Non-Employees/Directors and the Key Employee Option Plans are referred to collectively as the “Plans”. As part of the Bank’s reorganization to holding company form, the Company assumed the Bank’s obligations under the Plans.

The purpose of the Plans is to provide an incentive to attract and retain qualified personnel in key positions, to provide directors and key employees with a proprietary interest in the Company, and to reward directors and key employees for outstanding performance. Under the Plans, the option price per share cannot be less than the greater of $4.09 or the fair market value of a share at the time the option is granted. The period for exercising the option is no more than ten years from the date of grant. Options may be granted under the Plans which are either “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Code, or “nonqualified stock options” (“NSOs”) in the discretion of the Personnel Committee of the Bank.

During the fiscal year ended December 31, 2005, the Company granted 81,250 options under the Key Employee Option Plan at an exercise price of $15.00 per share.

Omnibus Stock Ownership and Long Term Incentive Plan

In 2004, the stockholders approved the Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”), which is administered by the Compensation Committee of the Board of Directors (“Committee”). The purposes of the Omnibus Plan are to encourage and motivate key employees to contribute to the successful performance of the Company, the Bank and its subsidiaries and the growth of the market value of the common stock; to achieve a unity of purpose among the key employees and the Company’s stockholders by providing ownership opportunities, and a unity of interest in the achievement of the Company’s primary long term performance objectives; and to retain key employees by rewarding them with potentially tax-advantageous future compensation.

The employees of the Company and its subsidiaries, who are designated as eligible participants by the Board of Directors, may receive awards of Rights (as defined below) under the Omnibus Plan. The value of the benefits to be received by participants under the Omnibus Plan are not determinable. On December 31, 2005, the closing price of the common stock on the Nasdaq SmallCap Market was $18.55.

Under the Omnibus Plan, the Committee may grant or award eligible participants (employees of the Company and its subsidiaries) options, rights to receive restricted shares of common stock (“Restricted Stock”), and/or stock appreciation rights (“SARs”). These grants or awards of options, Restricted Stock and/or SARs are referred to as “Rights”. The number of shares of common stock available under the Omnibus Plan for grants of Rights is 187,500, subject to appropriate adjustment for stock splits, stock combinations, reclassifications and similar changes. All Rights must be granted or awarded within ten (10) years of the date of the Company Board’s adoption of the Omnibus Plan.

If any shares of common stock allocated to Rights granted under the Omnibus Plan are subsequently cancelled or forfeited, those Rights will be available for further allocation upon such cancellation or forfeiture.

BNC may at any time alter, suspend, terminate or discontinue the Omnibus Plan, subject to any applicable regulatory requirements and any required stockholder approval or any stockholder approval which the Company Board may deem advisable for any reason, such as for the purpose of obtaining or retaining any statutory or regulatory benefits under tax, securities or other laws or satisfying applicable stock exchange or quotation system listing requirements. The Company Board may not, without the consent of a participant, make any alteration which would deprive the participant of his rights with respect to any previously granted Rights. Termination of the Omnibus Plan would not affect any previously granted Rights.

During the fiscal year ended December 31, 2005, the Company granted 81,250 options under the Omnibus Plan. The following table provides certain information with respect to those option grants made to W. Swope Montgomery, Jr., Richard D. Callicutt, II, and David B. Spencer made during fiscal year ended December 31, 2005.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants					Potential Realizable Value at Assumed Annual Rates Of Stock Price Appreciation For Options Term[3]		Alternative To (f) and (g): Grant Date Value[3]
Name (a)	Number of Securities Underlying Options Granted[1] (b)	% of Total Options Granted to Employees in Fiscal Year (c)	Exercise or Base Price on Date of Grant ($/sh)[2] (d)	Expiration Date (e)	5% ($) (f)	10% ($) (g)	Grant date Present Value $ (h)
W. Swope Montgomery	31,250	38.46%	$15.00	January 1, 2015	$0	$0	—
Richard D. Callicutt, II	25,000	30.77%	$15.00	January 1, 2015	$0	$0	—
David B. Spencer	25,000	30.77%	$15.00	January 1, 2015	$0	$0	—

[1]	All stock options were granted as of January 18, 2005.
[2]	Represents the fair market value of the Company’s common stock on the date of grant (January 18, 2005).
[3]	Options vest based on the Company stock price attaining certain targets prior to February 1, 2009. The vesting schedule is as follows: 25% once the Company stock price is at $24.00, 40% at $25.60, 60% at $27.20, 80% at $28.80, and 100% at $32.00. At annual assumed rates of appreciation of 5% and 10%, the Company stock price would not reach the $24.00 price prior to February 1, 2009, therefore, none of these options would vest. Potential Realizable Value at 5% and 10% rates would be $0.

The following table provides information with respect to outstanding stock options held by W. Swope Montgomery, Jr., Richard D. Callicutt, II, and David B. Spencer during the fiscal year ended December 31, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End[1]		Value of Unexercised in-the-Money Options/SARs at Fiscal Year End[2]
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
W. Swope Montgomery, Jr., President and CEO	17,358	$215,673	70,581	34,000	$948,505	$159,250

Richard D. Callicutt, II, Executive Vice President and Chief Operating Officer	19,060	$302,012	31,528	27,338	$355,323	$129,113

David B. Spencer Executive Vice President and Chief Financial Officer	7,358	$110,406	24,095	26,925	$254,524	$123,978

[1]	Includes options to purchase 34,718 shares of common stock with an exercise price of $3.58 granted to Mr. Montgomery, pursuant to the Key Employee Option Plan on June 18, 1997. All of these options are now vested. Also includes options to purchase 16,114, 13,428, and 7,645 shares of common stock with an exercise price of $5.12 granted to Mr. Montgomery, Mr. Callicutt and Mr. Spencer, respectively, pursuant to the Key Employee Option Plan on September 15, 1998. All of these options are now vested. Includes options to purchase 13,750, 11,688 and 9,625 shares of common stock with an exercise price of $6.54 granted to Mr. Montgomery, Mr. Callicutt and Mr. Spencer, respectively, under the Key Employee Stock Option Plan on June 17, 2002. Twenty percent (20%) of the options vested immediately, twenty percent (20%) vested on June 17, 2003, twenty percent (20%) vested on June 17, 2004, twenty percent (20%) vested on June 17, 2005 and an additional twenty percent (20%) will vest on June 17, 2006. Includes options to purchase 8,750, 8,750, and 8,750 shares of common stock with an exercise price of $13.00 granted to Mr. Montgomery, Mr. Callicutt and Mr. Spencer, respectively, pursuant to the Key Employee Option Plan on August 17, 2004. All of these options are now vested. Includes options to purchase 31,250, 25,000, and 25,000 shares of common stock with an exercise price of $15.00 granted to Mr. Montgomery, Mr. Callicutt and Mr. Spencer, respectively, pursuant to the Omnibus Plan on January 18, 2005. These options vest based on the Company stock price attaining certain targets prior to February 1, 2009. The vesting schedule is as follows: 25% once the Company stock price is at $24.00, 40% at $25.60, 60% at $27.20, 80% at $28.80, and 100% at $32.00. All option numbers and option exercise prices reflect stock splits that occurred since the date of grant.
[2]	The price paid for the common stock on the NASDAQ SmallCap Market on December 31, 2005 was $18.55, which trade occurred on December 31, 2005.

Other Benefits.

The Bank of NC maintains a Profit Sharing Plan and Trust with a qualified cash or deferred feature (the “Retirement Plan”) under Section 401(k) of the Code of 1986, as amended (the “Code”). All full-time employees as of the beginning of the plan year are eligible to participate in the Retirement Plan. A participating employee may contribute, through payroll deduction, from 1% to 15% of his/her salary on a tax deferred basis subject to the requirements of Section 401(k) of the Code. The Bank has agreed to contribute to the Retirement Plan an amount equal to 100% of such payroll deductions, but no more than 6% of total compensation. The Company can, in its discretion, make additional contributions to the Plan. Any contributions by the Bank will be fully vested in the participant if he/she has six years of service with the Company and will be reduced by 20% for each lesser number of years.

Report of Compensation Committee

In determining the base compensation of each of the executive officers, the Compensation Committee reviewed the executive officer’s contributions to the Company’s overall profitability, maintenance of regulatory compliance standards, professional leadership, and management effectiveness in meeting the needs of day-to-day operations. The Compensation Committee also compared the compensation of the Company’s executive officers with compensation paid to executives of comparable financial institutions in North Carolina and executives of other businesses in the Company’s market area.

In addition, all of the executive officers of the Bank are eligible to receive discretionary bonuses declared by the Company’s Board of Directors. The amount of any bonuses and/or incentive payments is based upon the net income of the Bank in comparison to attainment of corporate budget and attainment of corporate goals and objectives. The Compensation Committee determined that Messrs. Montgomery, Callicutt and Spencer should receive the bonuses as are reported in the “Summary Compensation Table.”

W. Groome Fulton, Jr.
Lenin J. Peters, M.D.
Thomas R. Smith, CPA
D. Vann Williford

Performance Graph

The following graph compares the Company’s cumulative stockholder return on its Common Stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by The Carson Medlin Company using data as of December 31, 2005.

BNC BANCORP	100	97	115	176	194	252
INDEPENDENT BANK INDEX	100	124	154	210	249	252
NASDAQ INDEX	100	79	55	82	89	91

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an employee of the Company or any of its subsidiaries. None of our executive officers serve on the compensation committee or as a director of another entity of which an officer or director of the Company serves on the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that any person or group who acquires the beneficial ownership of more than 5% of the common stock of BNC notify the SEC and BNC. The following table contains information, as of March 1, 2006, regarding all persons or groups, as defined in the Exchange Act, who held of record or who are known to BNC to own beneficially more than 5% of BNC’s common stock.

Name and Address	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
W. Groome Fulton, Jr. 1403 Heathcliff Drive High Point, NC 27262	248,454	(3)	5.63%

Lenin J. Peters, M.D. 909 Forest Hill Drive High Point, NC 27262	514,218	(4)	11.61%

(1)	Voting and investment power is not shared unless otherwise indicated. Also, unless otherwise noted, all shares are owned directly or indirectly by the named individuals, by their spouses and minor children, or by other entities controlled by the named individuals.
(2)	Based upon a total of 4,377,908 shares of common stock outstanding at March 1, 2006, plus the number of shares that each individual has the right to purchase under BNC’s Stock Option Plan for Non-Employees/Directors.
(3)	Includes 39,018 shares underlying options that have vested or are exercisable within 60 days under BNC’s Stock Option Plan for Non-Employees/Directors.
(4)	Includes 49,781 shares underlying options that have vested or are exercisable within 60 days under BNC’s Stock Option Plan for Non-Employees/Directors.

Set forth below is certain information as of March 1, 2006, regarding beneficial ownership of BNC common stock by each of the members of the Board of Directors (including nominees for re-election at the annual meeting, except for each of the current SterlingSouth Bank & Trust Company directors who do not own any BNC common stock), each of the members of the board of directors of the Bank, certain executive officers of BNC and the Bank, and the directors and executive officers of BNC and the Bank as a group.

Name and Address	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Larry L. Callahan 2551 Renn Road Kernersville, NC 27284	15,410	(3)	*	%

Richard D. Callicutt, II 4244 Rockbridge Road High Point, NC 27262	89,455	(4)	2.02%

Name and Address	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Joseph M. Coltrane, Jr. 6001 Knightsbridge Court Kernersville, NC 27284	35,220	(5)	* %

W. Groome Fulton, Jr. 1403 Heathcliff Road High Point, NC 27262	248,454	(6)	5.63%

W. Swope Montgomery, Jr. 4831 Worchester Place Jamestown, NC 27282	156,263	(7)	3.49%

Lenin J. Peters, M.D. 909 Forest Hill Drive High Point, NC 27262	514,218	(8)	11.61%

Thomas R. Smith, CPA 309 Balsam Drive Lexington, NC 27292	72,992	(9)	1.66%

David B. Spencer 7420 Foxchase Drive Trinity, NC 27370	128,857	(10)	2.91%

Colon E. Starrett 717 Scottwood Drive Thomasville, NC 27360	23,055	(11)	* %

Robert A. Team, Jr. 102 Acacia Circle Lexington, NC 27292	17,476	(12)	* %

D. Vann Williford 4455 Fair Oaks Lane High Point, NC 27265	69,629	(13)	1.58%

Richard F. Wood 701 Florham Drive High Point, NC 27262	30,562	(14)	* %

All directors and executive officers as a group (12 persons)	1,401,592	(15)	29.59%

*	Owns less than 1% of the outstanding common stock
(1)	Voting and investment power is not shared unless otherwise indicated. Unless otherwise noted all shares are owned directly or indirectly by the named individuals, by their spouses or minor children, or by other entities controlled by the named individuals.
(2)	Based upon a total of 4,377,908 shares of the common stock outstanding at March 1, 2006, plus the number of shares that such individual has the right to purchase under BNC’s Stock Option Plan for Non-Employees/Directors and BNC’s Stock Option Plan for Key Employees.
(3)	Includes 1,375 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Non-Employee/Directors.

(4)	Includes 58,866 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Key Employees.
(5)	Includes 1,375 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Non-Employee/Directors.
(6)	Includes 39,018 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Non-Employee/Directors. .
(7)	Includes 104,581 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Key Employees.
(8)	Includes 49,781 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Non-Employee/Directors.
(9)	Includes 7,712 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Non-Employee/Directors.
(10)	Includes 51,020 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Key Employees, and 51,278 shares held by BNC’s Rabbi Trust over which Mr. Spencer, as trustee, has voting power.
(11)	Includes 9,139 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Non-Employee/Directors.
(12)	Includes 2,750 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Non-Employee/Directors.
(13)	Includes 18,434 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Non-Employee/Directors.
(14)	Includes 15,166 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Non-Employee/Directors and Stock Option Plan for Key Employees.
(15)	Includes 359,217 shares underlying options that have vested or are exercisable within 60 days under the Stock Option Plan for Non-Employees/Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents as of December 31, 2005, the number of securities so be issued upon the exercise of outstanding options, the weighted average price of the outstanding options and the number of securities remaining for further issuance under the plans. The Bank of North Carolina Stock Option Plans for Non-Employees/Directors and Key Employees and the Omnibus Stock Ownership and Long Term Incentive Plan have been approved by the shareholders.

Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by our stockholders	524,980	$7.05	69,820
Equity compensation plans not approved by our stockholders	0	0	0
Total	524,980	$7.05	69,820

1	Of the 524,980 stock options issued under the Plans, a total of 433,885 of those stock options have vested or are exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions with Management

The Bank of NC has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers and their associates. All loans included in such transactions were made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time such loans were made for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features. BNC makes no loans to directors or employees of the Bank of North Carolina.

Item 14. Principal Accountant Fees and Services

On August 16, 2005, upon a recommendation from the Company’s Audit Committee, the Board of Directors of the Company approved the resignation of Dixon Hughes PLLC (“Dixon Hughes”) as the Company’s independent accountants. Also, on August 16, 2005, upon recommendation of the Audit Committee and consideration and approval by the Board of Directors, Dixon Hughes was offered and accepted the position of the Company’s internal auditor.

Dixon Hughes’ reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2004 and 2003, and the subsequent interim periods through August 16, 2005, there were no disagreements with Dixon Hughes in connection with the audits on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to Dixon Hughes’ satisfaction, would have caused Dixon Hughes to make reference to the subject matter of the disagreement in connection with its reports.

During the fiscal years ended December 31, 2004 and 2003 and subsequent interim periods through August 16, 2005, the Company believes that there were no “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On August 16, 2005, upon recommendation of the Company’s Audit Committee and consideration and approval by the Board of Directors, the Company appointed Cherry, Bekaert & Holland, L.L.P. (“CBH”) as the Company’s independent accountants. The Company has not consulted with CBH during the last two fiscal years ended December 31, 2004 and 2003 or during any subsequent interim period preceding the date hereof on either the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Company’s consolidated financial statements; or any matter that was either the subject of a “disagreement,” as that term is described in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Fees paid or expected to be paid to CBH for professional services rendered for audit of the Company’s annual consolidated financial statements for the year ended December 31, 2005 and for the review of the consolidated financial statements included in the Company’s third quarter report on Form 10-Q amounted to $59,000. No other fees for any other services were paid to CBH during the fiscal year ended December 31, 2005.

The Board of Directors expects representatives of CBH to attend the annual meeting of the Company’s shareholders. The CBH representatives will be afforded an opportunity to make a statement, if they so desire and to respond to appropriate questions from the shareholders.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this annual report.

15(a) Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (10)(i)(a)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(i)(b)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(i)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(i)(c)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(i)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(a)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(b)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(c)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit (10)(vi)(a)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(b)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(c)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and David b. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated herein by reference to Exhibit (10)(vii) of Form 10-K filed with the SEC on March 31, 2005.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (included herein on Page F-10)

Exhibit (14)	Code of Ethics.

Exhibit (31)	Rule 13a-14(a)\15d-14(a) Certifications.

Exhibit (32)	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNC BANCORP

	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
Date: March 30, 2006		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ W. Swope Montgomery, Jr. W. Swope Montgomery, Jr.	President, Chief Executive Officer and Director	March 30, 2006

/s/ David B. Spencer David B. Spencer	Executive Vice President, and Chief Financial Officer	March 30, 2006

/s/ Richard D. Callicutt, II Richard D. Callicutt, II	Executive Vice President, Chief Operating Officer, and Director	March 30, 2006

/s/ Lenin J. Peters, M.D. Lenin J. Peters, M.D.	Director	March 30, 2006

/s/ Thomas R. Smith, CPA Thomas R. Smith, CPA	Director	March 30, 2006

/s/ Colon E. Starrett Colon E. Starrett	Director	March 30, 2006

/s/ W. Groome Fulton, Jr. W. Groome Fulton, Jr.	Director	March 30, 2006

/s/ Larry L. Callahan Larry L. Callahan	Director	March 30, 2006

/s/ Joseph M. Coltrane, Jr. Joseph M. Coltrane, Jr.	Director	March 30, 2006

/s/ Robert A. Team Robert A. Team	Director	March 30, 2006

/s/ D. Vann Williford D. Vann Williford	Director	March 30, 2006

/s/ Richard F. Wood Richard F. Wood	Director	March 30, 2006