Form 10-Q
period 2006-03-31
BNC BANCORP
filed 2006-05-15
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is large, accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2006, the registrant had outstanding 4,377,903 shares of Common Stock, no par value.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005*
	(Amounts in thousands)
Assets
Cash and due from banks	$8,852	$8,961
Interest-earning deposits in other banks	11,061	6,294
Securities available for sale	43,598	42,489
Federal Home Loan Bank stock, at cost	2,959	2,569
Loans held for sale	1,396	1,701
Loans	522,071	499,247
Less allowance for loan losses	(6,542)	(6,140)

Net loans	515,529	493,107
Accrued interest receivable	2,806	2,784
Premises and equipment, net	15,050	14,720
Investment in life insurance	12,438	12,319
Goodwill	3,423	3,423
Other assets	6,824	6,183

Total assets	$623,936	$594,550

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$48,190	$39,573
Interest-bearing demand	116,253	118,118
Savings	11,011	10,185
Time deposits of $100,000 and greater	226,034	219,581
Other time	120,504	103,435

Total deposits	521,992	490,892

Short-term borrowings	5,132	7,061
Long-term debt	59,496	59,496
Accrued expenses and other liabilities	3,671	3,987

Total liabilities	590,291	561,436

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 4,377,903 and 4,367,953 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	19,581	19,448
Retained earnings	13,555	13,155
Stock in directors rabbi trust	(611)	(503)
Directors deferred fees obligation	611	503
Accumulated other comprehensive income	509	511

Total shareholders’ equity	33,645	33,114

Total liabilities and shareholders’ equity	$623,936	$594,550

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$9,607	$6,546
Interest on interest-bearing balances	158	27
Interest on U.S. Treasury and agency securities	—	18
Interest on state and municipal securities	468	383
Other interest income	35	27

TOTAL INTEREST INCOME	10,268	7,001

INTEREST EXPENSE
Interest on demand deposits	692	552
Interest on savings deposits	15	12
Interest on time deposits of $100,000 and greater	2,287	1,158
Interest on other time deposits	1,015	421
Interest on short-term borrowings	30	123
Interest on long-term debt	836	499

TOTAL INTEREST EXPENSE	4,875	2,765

NET INTEREST INCOME	5,393	4,236

PROVISION FOR LOAN LOSSES	520	480

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,873	3,756

NON-INTEREST INCOME
Mortgage fee income	101	85
Service charges on deposit accounts	533	378
Investment brokerage fees	30	30
Increase in cash surrender value of life insurance	119	115
Other income	13	9

TOTAL NON-INTEREST INCOME	796	617

NON-INTEREST EXPENSE
Salaries and employee benefits	2,368	1,788
Occupancy expenses	248	185
Furniture and equipment expense	182	154
Data processing and supply expense	206	181
Advertising and business development expenses	126	122
Insurance, professional and other services	436	308
Telephone and network expense	89	52
Other operating expenses	416	250

TOTAL NON-INTEREST EXPENSE	4,071	3,040

INCOME BEFORE INCOME TAX EXPENSE	1,598	1,333

INCOME TAX EXPENSE	468	375

NET INCOME	$1,130	$958

BASIC NET INCOME PER SHARE	$.26	$.22

DILUTED NET INCOME PER SHARE	$.24	$.21

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands)
Net income	$1,130	$958

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	21	(220)
Tax effect	(8)	80

Net of tax amount	13	(140)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(24)	—
Tax effect	9	—

Net of tax amount	(15)	—

Total other comprehensive income (loss)	(2)	(140)

Comprehensive income	$1,128	$818

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other com- prehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2005	4,367,953	$19,448	$13,155	$(503)	$503	$511	$33,114

Comprehensive income:
Net income	—	—	1,130	—	—	—	1,130
Other comprehensive income (loss)	—	—	—	—	—	(2)	(2)
Director deferred fees	—	—	—	(108)	108	—	—
Common stock issued pursuant to:
Stock options exercised	9,950	52	—	—	—	—	52
Tax benefit	—	50	—	—	—	—	50
Stock-based compensation	—	31	—	—	—	—	31
Cash dividends of $.16 per share	—	—	(730)	—	—	—	(730)

Balance, March 31, 2006	4,377,903	$19,581	$13,555	$(611)	$611	$509	$33,645

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands)
Operating Activities
Net income	$1,130	$958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223	172
Amortization (accretion) of premiums and discounts, net	31	(279)
Amortization of core deposit intangible	4	5
Stock-based compensation	31	—
Provision for loan losses	520	480
Net increase in cash surrender value of life insurance	(119)	(115)
Loss on sales of foreclosed assets	17	18
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	305	316
Increase in accrued interest receivable	(22)	(136)
Increase in other assets	(153)	(51)
Increase in accrued expenses and other liabilities	(339)	(338)

Net cash provided by operating activities	1,628	1,030

Investing Activities
Purchases of securities available for sale	(1,119)	(4,195)
Proceeds from calls and maturities of securities available for sale	—	1,027
Purchase of Federal Home Loan Bank stock	(390)	(68)
Net increase in loans	(23,904)	(21,043)
Purchase of premises and equipment	(550)	(1,533)
Proceeds from sales of foreclosed assets	450	522

Net cash used by investing activities	(25,513)	(25,290)

Financing Activities
Net increase in deposits	31,100	36,945
Net decrease in short-term borrowings	(1,929)	(6,210)
Proceeds from exercise of stock options	52	36
Excess tax benefits from stock options exercised	50	36
Cash dividends paid	(730)	(578)

Net cash provided by financing activities	28,543	30,229

Net increase in cash and cash equivalents	4,658	5,969

Cash and cash equivalents, beginning of period	15,255	7,527

Cash and cash equivalents, end of period	$19,913	$13,496

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiaries, Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005. This quarterly report should be read in conjunction with the Annual Report.

Recently issued accounting pronouncements – Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). See Note D for additional information regarding the impact of the adoption of the provisions of SFAS No. 123R.

NOTE B - COMMITMENTS

At March 31, 2006, loan commitments were as follows (in thousands):

Commitments to extend credit	$78,481
Undisbursed lines of credit	27,958
Letters of credit	1,685
Commitments to sell loans held for sale	1,396

NOTE C - NET INCOME PER SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after adjusting for a 5-for-4 stock split that was distributed on November 15, 2005. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2006	2005
Weighted average number of common shares used in computing basic net income per share	4,374,255	4,359,340
Effect of dilutive stock options	252,748	272,864

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,627,003	4,632,204

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D – STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has three share-based compensation plans which are described below. The compensation cost that has been charged against income for those plans was approximately $31,000 for the three-month period ended March 31, 2006. There was no compensation cost charged against income during 2005. The income tax benefit recognized for share-based compensation arrangements was approximately $50,000 and $36,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

Stock Option Plans

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon the previous three years’ trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D – STOCK BASED COMPENSATION (Continued)

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the three months ended March 31, 2005. There were no options granted during the three months ended March 31, 2006.

2005
Assumptions in estimating option values:
Risk-free interest rate	4.21%
Dividend yield	0.93%
Volatility	39.97%
Expected life	10 years

A summary of option activity under the stock option plans as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below.

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding December 31, 2005	524,980	$7.05
Granted	—	—
Exercised	(9,950)	5.19
Forfeited	—	—

Outstanding March 31, 2006	515,030	7.05	5.63 years	$6,129

Exercisable March 31, 2006	423,931	5.58	5.63 years	$5,668

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $130,000. The fair value of options vested during the period was $31,000.

As of March 31, 2006, there was $174,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.75 years.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was $52,000. The tax benefit realized for tax deductions from option exercise of the share-based payment arrangements during the three months ended March 31, 2006 was $50,000.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D – STOCK BASED COMPENSATION (Continued)

Three Months Ended March 31, 2005
(In thousands, except per share amounts)
Net income, as reported	$958
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(23)

Pro forma net income	$935

Net income per share:
As reported:
Basic	$.22
Diluted	.21

Pro forma:
Basic	$.21
Diluted	.20

NOTE E – SUBSEQUENT EVENTS

On February 6, 2006, the Company and SterlingSouth Bank & Trust Company (SterlingSouth) jointly announced the execution of a definitive agreement in which BNC Bancorp would acquire SterlingSouth of Greensboro, North Carolina in a fixed exchange of the Company’s common stock. In addition, the outstanding options and warrants to purchase SterlingSouth common stock may be surrendered upon closing of the merger, with their holders receiving cash equal to the difference between the exercise price of the options or warrants and the per share cash value of the merger consideration. SterlingSouth, founded in 2000, operates two community-banking offices in Greensboro, North Carolina. The transaction, approved by the directors of both companies, is valued at approximately $36 million. This merger, subject to receiving the necessary shareholder approval, is expected to be completed in the third quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain certain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including general and local economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

We are a commercial bank holding company that was incorporated on December 16, 2002. The accompanying consolidated financial statements include the accounts and transactions of BNC Bancorp and its wholly owned subsidiary, Bank of North Carolina. All significant intercompany transactions and balances are eliminated in consolidation.

Bank of North Carolina (the “Bank”) was incorporated and began banking operations in 1991. The Bank is engaged in commercial banking predominantly in Davidson and Randolph Counties, North Carolina, and to a lesser extent, Guilford, Forsyth and Rowan Counties, North Carolina. The Bank is operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Davidson, Forsyth, Guilford, Randolph and Rowan Counties.

Financial Condition at March 31, 2006 and December 31, 2005

During the three-month period ending March 31, 2006, our total assets increased by $29.4 million to $623.9 million from $594.6 million at December 31, 2005. The increase in total loans comprised the largest component of this growth. At March 31, 2006, our loans totaled $522.1 million, an increase of $22.8 million, or 4.6%, during the three months, with the majority of the increase occurring in the commercial loan portfolio. Increases in funding through deposits and borrowings exceeded our loan growth for the three months, with that excess principally invested to enhance our liquidity position. Total liquid assets, which includes cash and cash equivalents and securities available for sale, increased by $5.8 million during the three months, to $63.5 million or 10.2% of total assets at March 31, 2006 versus $57.7 million, or 9.7% of total assets, at December 31, 2005. Cash and cash equivalents, which includes cash and due from banks and interest-earning balances in other banks, increased by a total of $4.7 million, with interest-earning balances providing this increase. Securities available for sale increased by $1.1 million to a total of $43.6 million.

Deposits continue to be our primary funding source. At March 31, 2006, deposits totaled $522.0 million, an increase of $31.1 million, or 6.3%, from year-end 2005. This significant increase was primarily due to 1) the utilization of out of market time deposits which offered greater term flexibility at comparable interest rates to that of our current local market, and 2) time deposit campaigns in our local markets that increases CD totals less than $100,000. In addition, we have also utilized borrowings to support balance sheet management and growth. We had $59.5 million of long-term debt outstanding at both March 31, 2006 and December 31, 2005. The long-term debt comprised of $35.0 million in FHLB borrowings, $16.5 million in junior subordinated debentures referred to as trust-preferred securities, qualifies as regulatory capital, and $8.0 million in subordinated debt that qualifies as Tier II capital for regulatory purposes. Short-term borrowings decreased by $1.9 million during the first three months of 2006 to $5.1 million. Short-term borrowings consists of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements.

Our capital position remains strong. At March 31, 2006, our shareholders’ equity totaled $33.6 million, an increase of $531,000 from the December 31, 2005 balance. The increase in shareholders’ equity resulted primarily from net income during the period of $1.1 million, reduced by cash dividends paid in the amount of $730,000. At March 31, 2006, both the Company and the Bank were considered to be “well capitalized” as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended March 31, 2006 and 2005

Net Income. Net income for the three months ended March 31, 2006 was $1.1 million, an increase of $172,000 from net income of $958,000 for the same three-month period in 2005. Net income per share was $.24 diluted for the three months ended March 31, 2006, up from $.21 diluted for the same period in 2005. We have experienced strong growth, with total assets averaging $603.2 million during the current three-month period as compared to $511.7 million in the prior year period, an increase of $91.5 million, or 17.9%. Increases in net interest income and non-interest income for the quarter ended March 31, 2006 of $1.2 million and $179,000, respectively, exceeded the increases of $40,000 and $1.0 million in the provision for loan losses and in non-interest expenses, respectively.

Net Interest Income. Net interest income increased by $1.2 million, or 27.3%, to $5.4 million for the three months ended March 31, 2006. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets increased $92.0 million, or 19.6%, during the first quarter of 2006 as compared with the same period in 2005. The average tax equivalent yield on total interest-earning assets for the current three month period was 7.59%, a 137 basis point increase from the 6.22% in the first quarter of 2005 that reflects the upward trend in interest rates from period to period.

Our average total interest-bearing liabilities increased by $86.7 million, or 19.6%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 121 basis points from 2.53% to 3.74%, largely due to rising CD costs during the past twelve months and the $24.5 million of subordinated debt tied to LIBOR, of which $8.0 million was issued during the second quarter of 2005. For the three months ended March 31, 2006, our tax equivalent net interest spread was 3.85% and our tax equivalent net interest margin was 4.07%. For the three months ended March 31, 2005, our tax equivalent net interest rate spread was 3.68%, and our tax equivalent net interest margin was 3.83%.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2006 was $520,000, representing an increase of $40,000, or 8.3%, from the $480,000 provision for the three months ended March 31, 2005. Net loan charge-offs were $118,000 during the three months ended March 31, 2006, as compared with net loan charge-offs of $205,000 in the same period of 2005. The level of our non-accrual loans at March 31, 2006 amounted to $1.0 million, or .20%, of total loans compared to .15% at March 31, 2005 and .06% at December 31, 2005. The level of our allowance expressed as a percentage of gross loans increased slightly from 1.23% at the end of 2005 to 1.25% at the end of the current quarter.

Non-Interest Income. For the three months ended March 31, 2006, non-interest income increased $179,000, or 29.0%, to $796,000 from $617,000 for the same period in the prior year. This increase resulted principally from an increase in service charges on our deposit accounts. All other non-interest income categories remained relatively stable, with minimal increases reported.

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

For the three-months ended March 31, 2006, total non-interest expenses increased $1.0 million, primarily as a result of growth achieved from period to period. This increase resulted principally from increased staffing levels at our full-service office in Salisbury, and our two loan production offices in Harrisburg and Northern Davidson County. These office expansions, plus additions to our existing offices and support functions resulted in employee benefit expenses increasing $580,000 compared to the year ago quarter. All other non-interest expense categories reported increases due to the Company’s continued growth and expansion.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 29.3% and 28.1%, respectively, for the three months ended March 31, 2006 and 2005. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

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

Because of our continued growth, at the end of the first quarter we maintained an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities relative to prior periods. These aggregated $63.5 million at March 31, 2006 compared to $57.7 million at December 31, 2005. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $93.6 million from the FHLB of Atlanta, with $35.0 million outstanding at March 31, 2006 and December 31, 2005. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2006, our Tier I risk-based capital ratio for the Bank was 8.45% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2005.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases and retirement of common stock by the Company during the quarter ended March 31, 2006. The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of March 31, 2006, the maximum number of shares able to be purchased by the Company amounted to 437,790 shares, with 188,074 shares repurchased.

Item 6. Exhibits

Exhibit No.		Description

Exhibit	(2)	Agreement and Plan of Reorganization and Merger dated February 6, 2006, incorporated herein by reference to Exhibit (10) to the Form 425 filed with the SEC on February 6, 2006.

Exhibit	(3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit	(3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit	(4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit	(10)(i)(a)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(i)(b)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(i)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(i)(c)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(i)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(ii)(a)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(ii)(b)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(ii)(c)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit	(10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit	(10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit No.		Description

Exhibit	(10)(vi)(a)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(vi)(b)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(vi)(c)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and David b. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit	(10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated herein by reference to Exhibit (10)(vii) of Form 10-K filed with the SEC on March 31, 2005.

Exhibit	(10)(viii)	Agreement and Plan of Reorganization and Merger dated February 6, 2006, incorporated herein by reference to Exhibit (10) to the Form 425 filed with the SEC on February 6, 2006.

Exhibit	(11)	Statement Re: Computation of Per Share Earnings (See the information in Note C).

Exhibit	(31)	Rule 13a-14(a)\15d-14(a) Certifications.

Exhibit	(32)	Section 1350 Certification.

17

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: May 15, 2006	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer

18