Form 10-Q
period 2006-06-30
BNC BANCORP
filed 2006-08-11
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of July 19, 2006, the registrant had outstanding 4,391,388 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$7,279	$8,961
Interest-earning deposits in other banks	7,819	6,294
Securities available for sale	53,525	42,489
Federal Home Loan Bank stock, at cost	3,079	2,569
Loans held for sale	1,117	1,701
Loans	557,227	499,247
Less allowance for loan losses	(6,968)	(6,140)

Net loans	550,259	493,107
Accrued interest receivable	3,345	2,784
Premises and equipment, net	15,474	14,720
Investment in life insurance	12,545	12,319
Goodwill	3,423	3,423
Other assets	6,441	6,183

Total assets	$664,306	$594,550

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$52,501	$39,573
Interest-bearing demand	116,123	118,118
Savings	11,036	10,185
Time deposits of $100,000 and greater	252,938	219,581
Other time	130,114	103,435

Total deposits	562,712	490,892

Short-term borrowings	4,091	7,061
Long-term debt	59,496	59,496
Accrued expenses and other liabilities	4,529	3,987

Total liabilities	630,828	561,436

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 4,391,388 and 4,367,953 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	19,402	19,448
Retained earnings	14,902	13,155
Stock in directors rabbi trust	(637)	(503)
Directors deferred fees obligation	637	503
Accumulated other comprehensive income	(826)	511

Total shareholders’ equity	33,478	33,114

Total liabilities and shareholders’ equity	$664,306	$594,550

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$10,676	$7,361	$20,283	$13,907
Interest on U.S. Treasury and agency securities	—	5	—	23
Interest on state and municipal securities	500	424	968	807
Other interest income	125	64	318	118

TOTAL INTEREST INCOME	11,301	7,854	21,569	14,855

INTEREST EXPENSE
Interest on demand deposits	776	562	1,468	1,114
Interest on savings deposits	18	14	33	26
Interest on time deposits of $100,000 and greater	2,529	1,567	4,816	2,725
Interest on other time deposits	1,335	554	2,350	975
Interest on short-term borrowings	32	366	62	489
Interest on long-term debt	859	389	1,695	888

TOTAL INTEREST EXPENSE	5,549	3,452	10,424	6,217

NET INTEREST INCOME	5,752	4,402	11,145	8,638
PROVISION FOR LOAN LOSSES	710	525	1,230	1,005

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,042	3,877	9,915	7,633

NON-INTEREST INCOME
Mortgage fee income	99	142	200	227
Service charges on deposit accounts	561	422	1,108	800
Investment brokerage fees	35	20	65	50
Increase in cash surrender value of life insurance	107	107	226	222
Other income	20	11	19	20

TOTAL NON-INTEREST INCOME	822	702	1,618	1,319

NON-INTEREST EXPENSE
Salaries and employee benefits	2,232	1,785	4,600	3,573
Occupancy expenses	267	188	515	373
Furniture and equipment expense	180	182	362	336
Data processing and supply expense	274	183	480	364
Advertising and business development expenses	197	109	323	231
Insurance, professional and other services	370	265	806	573
Telephone and network expense	84	52	173	161
Other operating expenses	373	297	789	490

TOTAL NON-INTEREST EXPENSE	3,977	3,061	8,048	6,101

INCOME BEFORE INCOME TAX EXPENSE	1,887	1,518	3,485	2,851
INCOME TAX EXPENSE	540	411	1,008	786

NET INCOME	$1,347	$1,107	$2,477	$2,065

BASIC NET INCOME PER SHARE	$.31	$.25	$.57	$.47

DILUTED NET INCOME PER SHARE	$.29	$.24	$.54	$.45

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Net income	$1,347	$1,107	$2,477	$2,065

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(718)	655	(697)	434
Tax effect	262	(240)	254	(158)
Reclassification of gains recognized in net income	—	(5)	—	(5)
Tax effect	—	2	—	2

Net of tax amount	(456)	412	(443)	273

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(1,432)	—	(1,456)	—
Tax effect	553	—	562	—

Net of tax amount	(879)	—	(894)	—

Total other comprehensive income (loss)	(1,335)	412	(1,337)	273

Comprehensive income	$12	$1,519	$1,140	$2,338

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2005	4,367,953	$19,448	$13,155	$(503)	$503	$511	$33,114
Comprehensive income:
Net income	—	—	2,477	—	—	—	2,477
Other comprehensive income (loss)	—	—	—	—	—	(1,337)	(1,337)
Director deferred fees	—	—	—	(134)	134	—	—
Common stock issued pursuant to: Stock options exercised	42,002	52	—	—	—	—	52
Current income tax benefit	—	65	—	—	—	—	65
Shares traded to exercise options	(6,777)	—	—	—	—	—	—
Stock-based compensation	—	62	—	—	—	—	62
Purchases and retirement of Common stock	(11,790)	(225)	—	—	—	—	(225)
Cash dividends of $.16 per share	—	—	(730)	—	—	—	(730)

Balance, June 30, 2006	4,391,388	$19,402	$14,902	$(637)	$637	$(826)	$33,478

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Amounts in thousands)
Operating Activities
Net income	$2,477	$2,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456	379
Amortization (accretion) of premiums and discounts, net	(84)	(374)
Amortization of core deposit intangible	4	25
Stock-based compensation	62	—
Provision for loan losses	1,230	1,005
Gain on sale of securities available for sale	—	(5)
Net increase in cash surrender value of life insurance	(226)	(222)
Gain on sales of foreclosed assets	(12)	(18)
Changes in assets and liabilities:
Decrease in loans held for sale	584	857
Increase in accrued interest receivable	(561)	(424)
Increase in other assets	(263)	(89)
Increase (decrease) in accrued expenses and other liabilities	(98)	63

Net cash provided by operating activities	3,569	3,262

Investing Activities
Purchases of securities available for sale	(11,899)	(8,858)
Proceeds from calls and maturities of securities available for sale	250	2,196
Proceeds from sales of securities available for sale	—	1,280
(Purchase) redemption of Federal Home Loan Bank stock	(510)	18
Net increase in loans	(59,676)	(41,746)
Purchase of premises and equipment	(1,205)	(2,307)
Proceeds from sales of foreclosed assets	1,302	558

Net cash used by investing activities	(71,738)	(48,859)

Financing Activities
Net increase in deposits	71,820	63,708
Net decrease in short-term borrowings	(2,970)	(24,009)
Net increase in long-term debt	—	24,000
Proceeds from exercise of stock options	52	96
Purchase and retirement of common stock	(225)	(60)
Excess tax benefits from stock options exercised	65	36
Cash dividends paid	(730)	(578)

Net cash provided by financing activities	68,012	63,193

Net increase (decrease) in cash and cash equivalents	(157)	17,596
Cash and cash equivalents, beginning of period	15,255	7,527

Cash and cash equivalents, end of period	$15,098	$25,123

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiaries, Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

NOTE B - COMMITMENTS

At June 30, 2006, loan commitments were as follows (in thousands):

Commitments to extend credit	$71,887
Undisbursed lines of credit	28,739
Letters of credit	2,861
Commitments to sell loans held for sale	1,117

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic net income per share	4,386,316	4,365,735	4,380,374	4,362,918
Effect of dilutive stock options	238,631	261,310	241,660	266,795

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,624,947	4,627,045	4,622,034	4,629,713

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D - STOCK BASED COMPENSATION

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

The Company has three share-based compensation plans which are described below. The compensation cost that has been charged against income for those plans for the three and six-month period ended June 30, 2006 was $31,000 and $62,000, respectively. There was no compensation cost charged against income during 2005. The income tax benefit recognized for share-based compensation arrangements was approximately $15,000 and $0 for the three-month periods ended June 30, 2006 and 2005, respectively, and $65,000 and $36,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

Stock Option Plans

The Company maintains a nonqualified stock option plan for directors and a qualified incentive stock option plan for key employees. Options granted under the nonqualified plan vest immediately and expire ten years after the grant date. Options granted under the qualified plan vest ratably over a five year period and expire ten years after the grant date.

During 2004 the Company adopted, with shareholder approval in 2004, the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan. The Compensation Committee may grant or award eligible participants options, rights to receive restricted shares of common stock, and or stock appreciation rights (collectively referred to herein as “Rights”). This plan makes available 187,500 grants of Rights, subject to appropriate adjustment for stock splits, stock combinations, reclassifications and similar changes. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant. During 2005, the Company awarded 81,250 options that had a vesting schedule tied to the Company stock attaining certain prices in the future. The schedule is as follows: 25% vesting once the Company stock price is at $24.00, 40% at $25.60, 60% at $27.20, 80% at 28.80, and 100% at $32.00. As of June 30, 2006, there were no options vested.

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

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D - STOCK BASED COMPENSATION (Continued)

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the six months ended June 30, 2005. There were no options granted during the six months ended June 30, 2006.

2005
Assumptions in estimating option values:
Risk-free interest rate	4.21%
Dividend yield	0.93%
Volatility	39.97%
Expected life	10 years

A summary of option activity under the stock option plans as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below.

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding December 31, 2005	524,980	$7.05
Granted	—	—
Exercised	(42,002)	4.03
Forfeited	—	—

Outstanding June 30, 2006	482,978	7.31	5.65 years	$5,506

Exercisable June 30, 2006	387,320	5.75	5.65 years	$5,020

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $643,000. The fair value of options vested during the period was $62,000.

As of June 30, 2006, there was $143,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.50 years.

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 was $52,000. The tax benefit realized for tax deductions from option exercise of the share-based payment arrangements during the six months ended June 30, 2006 was $65,000.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D - STOCK BASED COMPENSATION (Continued)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except per share amounts)
Net income, as reported	$1,107	$2,065
Deduct: Total stock-based employee compensation expense determined under Fair value method for all awards, net of related tax effects	(23)	(46)

Pro forma net income	$1,084	$2,109

Net income per share:
As reported:
Basic	$.25	$.47
Diluted	.24	.45
Pro forma:
Basic	$.25	$.46
Diluted	.23	.44

NOTE E - SUBSEQUENT EVENTS

On February 6, 2006, the Company and SterlingSouth Bank & Trust Company (SterlingSouth) jointly announced the execution of a definitive agreement in which BNC Bancorp would acquire SterlingSouth of Greensboro, North Carolina in a fixed exchange of the Company’s common stock. In addition, the outstanding options and warrants to purchase SterlingSouth common stock may be surrendered upon closing of the merger, with their holders receiving cash equal to the difference between the exercise price of the options or warrants and the per share cash value of the merger consideration. SterlingSouth, founded in 2000, operates two community-banking offices in Greensboro, North Carolina. The transaction, approved by the directors of both companies, is valued at approximately $36 million. This merger has received the necessary shareholder approval and was completed on July 20, 2006.

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

Financial Condition at June 30, 2006 and December 31, 2005

During the six-month period ending June 30, 2006, our total assets increased by $69.8 million to $664.3 million from $594.6 million at December 31, 2005. The increase in total loans comprised the largest component of this growth. At June 30, 2006, our loans totaled $557.2 million, an increase of $58.0 million, or 11.6%, during the six months, with the majority of the increase occurring in the commercial loan portfolio. Increases in funding through deposits and borrowings exceeded our loan growth for the six months, with that excess principally invested to enhance our liquidity position. Total liquid assets, which includes cash and cash equivalents and securities available for sale, increased by $10.9 million during the six months, to $68.6 million or 10.3% of total assets at June 30, 2006 versus $57.7 million, or 9.7% of total assets, at December 31, 2005. Cash and cash equivalents, which includes cash and due from banks and interest-earning balances in other banks remained consistent while securities available for sale increased by $11.0 million to a total of $53.5 million.

Deposits continue to be our primary funding source. At June 30, 2006, deposits totaled $562.7 million, an increase of $71.8 million, or 14.6%, from year-end 2005. This significant increase was primarily due to 1) the utilization of out of market time deposits which offered greater term flexibility at comparable interest rates to that of our current local market, and 2) time deposit campaigns in our local markets that increases CD totals less than $100,000. In addition, we have also utilized borrowings to support balance sheet management and growth. We had $59.5 million of long-term debt outstanding at both June 30, 2006 and December 31, 2005. The long-term debt comprised of $35.0 million in FHLB borrowings, $16.5 million in junior subordinated debentures referred to as trust-preferred securities, that qualifies as regulatory capital, and $8.0 million in subordinated debt that qualifies as Tier II capital for regulatory purposes. Short-term borrowings decreased by $3.0 million during the first six months of 2006 to $4.1 million. Short-term borrowings consists of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements.

Our capital position remains strong. At June 30, 2006, our shareholders’ equity totaled $33.5 million, an increase of $364,000 from the December 31, 2005 balance. The increase in shareholders’ equity resulted primarily from net income during the period of $2.5 million, reduced by both cash dividends paid in the amount of $730,000 and unrealized losses in securities available for sale and cash flow hedging activities in an aggregate amount of $1.3 million. At June 30, 2006, both the Company and the Bank were considered to be “well capitalized” as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended June 30, 2006 and 2005

Net Income. Net income for the three months ended June 30, 2006 was $1.3 million, an increase of $240,000 from net income of $1.1 million for the same three-month period in 2005. Net income per share was $.29 diluted for the three months ended June 30, 2006, up from $.24 diluted for the same period in 2005. We have experienced strong growth, with total assets averaging $641.4 million during the current three-month period as compared to $538.5 million in the prior year period, an increase of $102.9 million, or 19.1%. Increases in net interest income and non-interest income for the quarter ended June 30, 2006 of $1.4 million and $120,000, respectively, exceeded the increases of $185,000 and $916,000 in the provision for loan losses and in non-interest expenses, respectively.

Net Interest Income. Net interest income increased by $1.4 million, or 30.67%, to $5.8 million for the three months ended June 30, 2006. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets for the current three-month period amounted to $597.0 million, an increase of 21.9% compared with the same period in 2005. The average tax equivalent yield on total interest-earning assets for the current three month period was 7.80%, a 119 basis point increase from the 6.61% in the second quarter of 2005 that reflects the upward trend in interest rates from period to period.

Our average total interest-bearing liabilities increased by $88.9 million, or 19.11%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 125 basis points from 2.98% to 4.23%, largely due to rising CD costs during the past twelve months and the $24.5 million of subordinated debt tied to LIBOR, of which $8.0 million was issued during the second quarter of 2005. For the three months ended June 30, 2006, our tax equivalent net interest spread was 3.57% and our tax equivalent net interest margin was 3.88%. For the three months ended June 30, 2005, our tax equivalent net interest rate spread was 3.63%, and our tax equivalent net interest margin was 3.79%.

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2006 was $710,000, representing an increase of $185,000, or 35.24%, from the $525,000 provision for the three months ended June 30, 2005. Net loan charge-offs were $284,000 during the three months ended June 30, 2006, as compared with net loan charge-offs of $213,000 in the same period of 2005. The level of our non-accrual loans at June 30, 2006 amounted to $3.0 million, or .54%, of total loans compared to .32% at June 30, 2005 and .06% at December 31, 2005. The level of our allowance expressed as a percentage of gross loans increased slightly from 1.23% at the end of 2005 to 1.25% at the end of the current quarter.

Non-Interest Income. For the three months ended June 30, 2006, non-interest income increased $120,000, or 17.09%, to $822,000 from $702,000 for the same period in the prior year. This increase resulted principally from an increase in service charges on our deposit accounts. All other non-interest income categories remained relatively stable, with minimal changes reported.

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

For the three-months ended June 30, 2006, total non-interest expenses increased $916,000, primarily as a result of growth achieved from period to period. This increase resulted principally from increased staffing levels at our full- service office in Salisbury, and our two loan production offices in Harrisburg and Northern Davidson County. These office expansions, plus additions to our existing offices and support functions resulted in employee salary and benefit expenses increasing $447,000 compared to the year ago quarter. All other non-interest expense categories reported increases due to the Company’s continued growth and expansion.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 28.6% and 27.1%, respectively, for the three months ended June 30, 2006 and 2005. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

Results of Operations for the

Six Months Ended June 30, 2006 and 2005

Net Income. Net income for the six months ended June 30, 2006 was $2.5 million, an increase of $412,000 from net income of $2.1 million for the same six-month period in 2005. Net income per share was $.54 diluted for the six months ended June 30, 2006, up from $.45 diluted for the same period in 2005. We have experienced strong growth, with total assets averaging $619.3 million during the current six-month period as compared to $525.1 million in the prior year period, an increase of $94.2 million, or 17.94%. Increases in net interest income and non-interest income for the six months ended June 30, 2006 of $2.5 million and $299,000, respectively, exceeded the increases of $225,000 and $1.9 million in the provision for loan losses and in non-interest expenses, respectively.

Net Interest Income. Net interest income increased by $2.5 million, or 29.02%, to $11.1 million for the six months ended June 30, 2006. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets increased $102.9 million, or 21.47%, during the first six months of 2006 as compared with the same period in 2005. The average tax equivalent yield on total interest-earning assets for the current six month period was 7.55%, a 111 basis point increase from the 6.44% in the first six- month period of 2005 that reflects the upward trend in interest rates from period to period.

Our average total interest-bearing liabilities increased by $88.0 million, or 19.4%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 113 basis points from 2.76% to 3.89%, largely due to rising CD costs during the past twelve months and the $24.5 million of subordinated debt tied to LIBOR, of which $8.0 million was issued during the second quarter of 2005. For the six months ended June 30, 2006, our tax equivalent net interest spread was 3.65% and our tax equivalent net interest margin was 3.93%. For the six months ended June 30, 2005, our tax equivalent net interest rate spread was 3.67%, and our tax equivalent net interest margin was 3.82%.

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2006 was $1.2 million, representing an increase of $225,000, or 22.39%, from the $1.0 million provision for the six months ended June 30, 2005. Net loan charge-offs were $402,000 during the six months ended June 30, 2006, as compared with net loan charge-offs of $418,000 in the same period of 2005. The level of our non-accrual loans at June 30, 2006 amounted to $3.0 million, or .54%, of total loans compared to .32% at June 30, 2005 and .06% at December 31, 2005. The level of our allowance expressed as a percentage of gross loans increased slightly from 1.23% at the end of 2005 to 1.25% at the end of the current six-month period.

Non-Interest Income. For the six months ended June 30, 2006, non-interest income increased $299,000, or 22.67%, to $1.6 million from $1.3 million for the same period in the prior year. This increase resulted principally from an increase in service charges on our deposit accounts. All other non-interest income categories remained relatively stable, with minimal increases reported.

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

For the six months ended June 30, 2006, total non-interest expenses increased $1.9 million, primarily as a result of growth achieved from period to period. This increase resulted principally from increased staffing levels at our full-service office in Salisbury, and our two loan production offices in Harrisburg and Northern Davidson County. These office expansions, plus additions to our existing offices and support functions resulted in salary and employee benefit expenses increasing $1.0 million compared to the prior year six month period. All other non-interest expense categories reported increases due to the Company’s continued growth and expansion.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 28.9% and 27.6%, respectively, for the six months ended June 30, 2006 and 2005. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

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

Because of our continued growth, at the end of the first quarter we maintained an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities relative to prior periods. These aggregated $68.6 million at June 30, 2006 compared to $57.7 million at December 31, 2005. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $99.6 million from the FHLB of Atlanta, with $35.0 million outstanding at June 30, 2006 and December 31, 2005. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2006, our Tier I risk-based capital ratio for the Bank was 8.16% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2006 to April 30, 2006	—	$—	—	251,065
May 1, 2006 to May 31, 2006	2,000	$19.30	2,000	249,065
June 1, 2006 to June 30, 2006	9,790	$19.06	9,790	239,275

Year-to-date	11,790	$19.10	11,790

The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of June 30, 2006, the maximum number of shares able to be purchased by the Company amounted to 439,139 shares, with 199,864 repurchased.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on June 15, 2006. Of the 4,377,908 shares entitled to vote at the meeting, 3,527,589 voted. The following matters were voted on at the meeting:

Proposal 1: Approval of the Agreement and Plan of Reorganization and Merger dated February 6, 2006 by and among BNC Bancorp, the Bank of North Carolina and SterlingSouth Bank & Trust company.

For	Against	Abstain
2,688,022	1,993	1,967

Proposal 2: To elect three members of the Board of Directors for three-year terms until the Annual Meeting of Shareholders in 2008. Votes for each nominee were as follows:

Three-year terms until the Annual Meeting of Shareholders in 2009:

Name	For	Withheld
W. Swope Montgomery, Jr.	3,515,201	12,388
Richard D. Callicutt II	3,486,691	40,898
Robert A. Team, Jr.	3,496,577	31,012
Charles T. Hagan III	3,508,314	19,275
Randall R. Kaplan	3,513,639	13,950

One-year term until the Annual Meeting of Shareholders in 2007:

Name	For	Withheld
Ralph N. Strayhorn III	3,513,283	14,306
Thomas R. Sloan	3,510,055	17,534

Proposal 3: To ratify the appointment of Cherry Bekaert & Holland LLP as the Company’s independent auditors for the year ending December 31, 2006.

For	Against	Abstain
3,514,159	2,201	11,229

Item 6. Exhibits

Exhibit No.	Description
Exhibit (2)	Agreement and Plan of Reorganization and Merger dated February 6, 2006, incorporated herein by reference to Exhibit (10) to the Form 425 filed with the SEC on February 6, 2006.

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (10)(i)(a)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(i)(b)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(i)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(i)(c)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(i)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(a)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(b)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(c)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit (10)(vi)(a)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(b)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(c)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and David b. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated herein by reference to Exhibit (10)(vii) of Form 10-K filed with the SEC on March 31, 2005.

Exhibit (10)(viii)	Agreement and Plan of Reorganization and Merger dated February 6, 2006, incorporated herein by reference to Exhibit (10) to the Form 425 filed with the SEC on February 6, 2006.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note C).

Exhibit (31)	Rule 13a-14(a)\15d-14(a) Certifications.

Exhibit (32)	Section 1350 Certification.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: August 11, 2006	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer