Form 10-Q
period 2006-09-30
BNC BANCORP
filed 2006-11-14
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, the registrant had outstanding 6,094,392 shares of Common Stock, no par value.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$12,775	$8,961
Interest-earning deposits in other banks	2,590	6,294
Securities available for sale	75,443	42,489
Federal Home Loan Bank stock, at cost	4,312	2,569
Loans held for sale	2,415	1,701
Loans	737,633	499,247
Less allowance for loan losses	(9,956)	(6,140)

Net loans	727,677	493,107
Accrued interest receivable	4,465	2,784
Premises and equipment, net	19,188	14,720
Investment in life insurance	15,871	12,319
Goodwill	26,877	3,423
Other assets	9,382	6,183

Total assets	$900,995	$594,550

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$62,773	$39,573
Interest-bearing demand	173,054	118,118
Savings	10,531	10,185
Time deposits of $100,000 and greater	305,412	219,581
Other time	168,410	103,435

Total deposits	720,180	490,892

Short-term borrowings	9,908	7,061
Long-term debt	94,122	59,496
Accrued expenses and other liabilities	6,327	3,987

Total liabilities	830,537	561,436

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 6,094,392 and 4,367,953 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	53,004	19,448
Retained earnings	16,554	13,155
Stock in directors rabbi trust	(676)	(503)
Directors deferred fees obligation	676	503
Accumulated other comprehensive income	900	511

Total shareholders’ equity	70,458	33,114

Total liabilities and shareholders’ equity	$900,995	$594,550

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$14,149	$8,334	$34,432	$22,240
Investment securities:
Taxable	175	2	175	25
Tax-exempt	620	445	1,588	1,252
Other interest income	82	87	400	205

TOTAL INTEREST INCOME	15,026	8,868	36,595	23,722

INTEREST EXPENSE
Interest on demand deposits	1,142	582	2,610	1,696
Interest on savings deposits	16	13	49	39
Interest on time deposits of $100,000 and greater	3,415	1,749	8,231	4,474
Interest on other time deposits	1,774	742	4,124	1,717
Interest on short-term borrowings	43	156	105	435
Interest on long-term debt	1,158	792	2,853	1,889

TOTAL INTEREST EXPENSE	7,548	4,034	17,972	10,250

NET INTEREST INCOME	7,478	4,834	18,623	13,472

PROVISION FOR LOAN LOSSES	645	610	1,875	1,615

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,833	4,224	16,748	11,857

NON-INTEREST INCOME
Mortgage fee income	192	141	392	368
Service charges on deposit accounts	694	432	1,788	1,233
Investment brokerage fees	13	41	78	91
Increase in cash surrender value of life insurance	130	102	356	324
Other income	22	43	55	62

TOTAL NON-INTEREST INCOME	1,051	759	2,669	2,078

NON-INTEREST EXPENSE
Salaries and employee benefits	3,548	2,048	8,148	5,621
Occupancy expenses	318	185	833	558
Furniture and equipment expense	237	186	599	522
Data processing and supply expense	332	154	812	518
Advertising and business development expenses	172	77	495	308
Insurance, professional and other services	397	278	1,203	851
Telephone and network expense	88	53	261	214
Other operating expenses	430	319	1,219	809

TOTAL NON-INTEREST EXPENSE	5,522	3,300	13,570	9,401

INCOME BEFORE INCOME TAX EXPENSE	2,362	1,683	5,847	4,534

INCOME TAX EXPENSE	710	463	1,718	1,249

NET INCOME	$1,652	$1,220	$4,129	$3,285

BASIC NET INCOME PER SHARE	$.29	$.28	$.86	$.75

DILUTED NET INCOME PER SHARE	$.28	$.26	$.81	$.71

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Net income	$1,652	$1,220	$4,129	$3,285

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	1,455	(101)	758	333
Tax effect	(531)	37	(277)	(122)
Reclassification of gains recognized in net income	—	—	—	(5)
Tax effect	—	—	—	2

Net of tax amount	924	(64)	481	208

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	1,307	—	(149)	—
Tax effect	(505)	—	57	—

Net of tax amount	802	—	(92)	—

Total other comprehensive income (loss)	1,726	(64)	389	208

Comprehensive income	$3,378	$1,156	$4,518	$3,493

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2005	4,367,953	$19,448	$13,155	$(503)	$503	$511	$33,114

Comprehensive income:
Net income	—	—	4,129	—	—	—	4,129
Other comprehensive income (loss)	—	—	—	—	—	389	389
Director deferred fees	—	—	—	(173)	173	—	—
Common stock issued pursuant to:
Business combination	1,686,370	33,453	—	—	—	—	33,453
Stock options exercised	46,846	71	—	—	—	—	71
Current income tax benefit	—	72	—	—	—	—	72
Shares traded to exercise options	(5,987)	—	—	—	—	—	—
Stock-based compensation	11,000	185	—	—	—	—	185
Purchases and retirement of common stock	(11,790)	(225)	—	—	—	—	(225)
Cash dividends of $.16 per share	—	—	(730)	—	—	—	(730)

Balance, September 30, 2006	6,094,392	$53,004	$16,554	$(676)	$676	$900	$70,458

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Amounts in thousands)
Operating Activities
Net income	$4,129	$3,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	766	581
Amortization (accretion) of premiums and discounts, net	66	(341)
Amortization of core deposit intangible	58	11
Stock-based compensation	185	—
Provision for loan losses	1,875	1,615
Gain on sale of securities available for sale	—	(5)
Net increase in cash surrender value of life insurance	(363)	(324)
Loss on disposal of premises and equipment	—	4
Gain on sales of foreclosed assets	(46)	(18)
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(714)	(634)
(Increase) decrease in accrued interest receivable	(1,224)	(580)
(Increase) decrease in other assets	2,272	(18)
Increase (decrease) in accrued expenses and other liabilities	672	741

Net cash provided by operating activities	7,676	4,317

Investing Activities
Purchases of securities available for sale	(15,087)	(8,857)
Proceeds from calls and maturities of securities available for sale	1,624	2,615
Proceeds from sales of securities available for sale	—	1,280
(Purchase) redemption of Federal Home Loan Bank stock	(753)	18
Investment in life insurance	—	(130)
Net increase in loans	(95,506)	(58,286)
Purchase of premises and equipment	(2,692)	(2,913)
Proceeds from sales of foreclosed assets	1,936	900
Net cash used in business combination	(1,226)	—

Net cash used by investing activities	(111,704)	(65,373)

Financing Activities
Net increase in deposits	87,887	71,641
Net decrease in short-term borrowings	(2,563)	(7,985)
Net increase in long-term debt	19,626	14,000
Proceeds from exercise of stock options	71	50
Purchase and retirement of common stock	(225)	(276)
Excess tax benefits from stock options exercised	72	—
Cash dividends paid	(730)	(578)

Net cash provided by financing activities	104,138	76,852

Net increase (decrease) in cash and cash equivalents	110	15,796

Cash and cash equivalents, beginning of period	15,255	7,527

Cash and cash equivalents, end of period	$15,365	$23,323

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary, Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. SterlingSouth Bank and Trust Company was acquired on July 20, 2006, and therefore affects the comparability to prior periods.

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

NOTE B - COMMITMENTS

At September 30, 2006, loan commitments were as follows (in thousands):

Commitments to extend credit	$117,376
Undisbursed lines of credit	56,696
Letters of credit	5,562
Commitments to sell loans held for sale	2,415

NOTE C - NET INCOME PER SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after adjusting for a 5-for-4 stock split that was distributed on November 15, 2005. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares and restricted stock had been issued, as well as any adjustment to income that would result from the assumed issuance.

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic net income per share	5,699,774	4,358,032	4,824,985	4,361,272

Effect of dilutive stock options	277,533	261,168	261,422	265,489
Effects of restricted stock	4,774	—	1,609	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	5,982,081	4,619,200	5,088,016	4,626,761

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

The Company has three share-based compensation plans which are described below. The compensation cost that has been charged against income for those plans for the three and nine-month period ended September 30, 2006 was $123,000 and $185,000, respectively. There was no compensation cost charged against income during 2005. The income tax benefit recognized for share-based compensation arrangements was approximately $7,000 and $18,000 for the three-month periods ended September 30, 2006 and 2005, respectively, and $72,000 and $54,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

Stock Option Plans

The Company maintains a nonqualified stock option plan for directors and a qualified incentive stock option plan for key employees. Options granted under the nonqualified plan vest immediately and expire ten years after the grant date. Options granted under the qualified plan vest ratably over a five year period and expire ten years after the grant date.

During 2004 the Company adopted, with shareholder approval in 2004, the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan. The Compensation Committee may grant or award eligible participants options, rights to receive restricted shares of common stock, and or stock appreciation rights (collectively referred to herein as “Rights”). This plan makes available 187,500 grants of Rights, subject to appropriate adjustment for stock splits, stock combinations, reclassifications and similar changes. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant. During 2005, the Company awarded 81,250 options that had a vesting schedule until February 2008 tied to the Company stock attaining certain prices prior to that date. The schedule is as follows: 25% vesting once the Company stock price is at $24.00, 40% at $25.60, 60% at $27.20, 80% at 28.80, and 100% at $32.00. As of September 30, 2006, there were no options vested.

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

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D - STOCK BASED COMPENSATION (Continued)

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the nine months ended September 30, 2005. There were no options granted during the nine months ended September 30, 2006.

2005
Assumptions in estimating option values:
Risk-free interest rate	4.21%
Dividend yield	0.93%
Volatility	39.97%
Expected life	10 years

A summary of option activity under the stock option plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding December 31, 2005	529,281	$7.05
Granted	—	—
Issued in acquisition of SterlingSouth	127,450	9.31
Exercised	(46,846)	4.03
Forfeited	(138)	6.54

Outstanding September 30, 2006	609,747	7.73	4.82 years	$6,692

Exercisable September 30, 2006	528,497	6.62	4.82 years	$6,391

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $714,000. The fair value of options vested during the period was $84,000.

The total fair value of restricted stock grants issued during the nine months ended September 30, 2006 was $212,000. The fair value of restricted stock grants vested during the period was $99,935.

As of September 30, 2006, there was $221,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.50 years.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 was $71,000. The tax benefit realized for tax deductions from option exercise of the share-based payment arrangements during the nine months ended September 30, 2006 was $72,000.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D - STOCK BASED COMPENSATION (Continued)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except per share amounts)
Net income, as reported	$1,220	$3,285
Deduct: Total stock-based employee compensation expense determined under Fair value method for all awards, net of related tax effects	(48)	(148)

Pro forma net income	$1,172	$3,137

Net income per share:
As reported:
Basic	$.28	$.75
Diluted	.27	.72

Pro forma:
Basic	$.26	$.71
Diluted	.25	.68

NOTE E – BUSINESS COMBINATION

On February 6, 2006, the Company and SterlingSouth Bank & Trust Company (SterlingSouth) jointly announced the execution of a definitive agreement in which BNC Bancorp would acquire SterlingSouth of Greensboro, North Carolina. The acquisition was approved at the annual shareholders’ meeting on June 15, 2006 and the transaction took place effective with the close of business on July 20, 2006. SterlingSouth shareholders exchanged each share of SterlingSouth stock for 1.21056 shares of BNC Bancorp common stock. As a result of the acquisition, the Company paid $3.2 million in cash for the outstanding options and warrants to purchase SterlingSouth common stock and has issued 1,686,370 additional shares of stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of SterlingSouth subsequent to July 20, 2006 included in the Company’s consolidated financial statements.

The following table reflects the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2006 and 2005, assuming the acquisition had occurred at the beginning of fiscal year 2005.

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
	(Amounts in thousands)
Net interest income	$7,729	$6,126	$21,932	$17,028
Net income	1,784	1,472	4,879	3,939

Net income per share:
Basic	$.29	$.24	$.80	$.65
Diluted	.28	.23	.77	.62

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE E – BUSINESS COMBINATION (Continued)

The pro forma net income for the three and nine months ended September 30, 2006 does not reflect approximately $2.1 million and $219,000 in after tax merger related costs incurred by SterlingSouth and the Company, respectively. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2005.

A summary of the total purchase price of the transaction is as follows:

(In thousands)
Fair value of common stock issued	$32,051
Fair value of common stock options issued	1,402
Cash paid for shares and warrants	3,172
Transaction costs paid in cash	638

Total purchase price	$37,263

A summary of the fair value of the assets acquired and liabilities assumed is as follows:

(In thousands)
Cash and cash equivalents	$2,584
Investment securities available for sale	18,799
Loans receivable, net	142,357
Bank premises and equipment	2,503
Deferred tax asset	769
Goodwill	23,454
Core deposit intangible	2,370
Other assets	7,506
Deposits	(141,370)
Borrowings	(20,410)
Other liabilities	(1,299)

Net assets acquired	$37,263

NOTE F - TRUST PREFERRED SECURITIES

On September 27, 2006, $7.0 million of trust preferred securities were placed through BNC Capital Trust IV (the”Trust”). The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Debentures issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 1.70%. The dividends paid to holders of the trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on December 15, 2011 or afterwards in whole or in part, on any December 30, March 30, June 30 or September 30. Redemption is mandatory at December 30, 2036. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities quality as Tier I capital for regulatory capital purposes subject to certain limitations.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE G – NEW ACCOUNTING STANDARDS

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. We currently believe that the adoption of SAB No. 108 will not have a material financial impact on our consolidated financial statements.

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

Financial Condition at September 30, 2006 and December 31, 2005

During the nine-month period ending September 30, 2006, our total assets increased by $306.4 million to $901.0 million from $594.6 million at December 31, 2005. The recent acquisition of SterlingSouth on July 20, 2006 comprised the largest component of this growth. See Note E – Business Combination in the accompanying notes for additional financial information regarding this acquisition. At September 30, 2006, our loans totaled $737.6 million, an increase of $238.4 million, or 47.8%, during the nine months. Increases in funding through deposits and borrowings exceeded our loan growth for the nine months, with that excess principally invested to enhance our liquidity position. Total liquid assets, which includes cash and cash equivalents and securities available for sale, increased by $33.1 million during the nine months, to $90.8 million or 10.1% of total assets at September 30, 2006 versus $57.7 million, or 9.7% of total assets, at December 31, 2005. Cash and cash equivalents, which includes cash and due from banks and interest-earning balances in other banks remained consistent while securities available for sale increased by $33.0 million to a total of $75.4 million at September 30, 2006.

Deposits continue to be our primary funding source. At September 30, 2006, deposits totaled $720.2 million, an increase of $229.3 million, or 46.7%, from year-end 2005. This significant increase was primarily due to 1) the recent acquisition of SterlingSouth comprising $141.4 million of this deposit increase 2) the utilization of out of market time deposits which offered greater term flexibility at comparable interest rates to that of our current local market, and 3) time deposit campaigns in our local markets that increases CD totals less than $100,000. In addition, we have also utilized borrowings to support balance sheet management and growth. We had $94.1 million of long-term debt outstanding at September 30, 2006, compared to $59.5 million outstanding at year-end 2005. The long-term debt comprised of $62.4 million in FHLB borrowings, $23.7 million in junior subordinated debentures referred to as trust-preferred securities, which qualify as regulatory capital, and $8.0 million in subordinated debt that qualifies as Tier II capital for regulatory purposes. During the period ended September 30, 2006, $7.0 million of trust preferred securities were placed through a newly formed trust subsidiary BNC Capital Trust IV, and subsequently invested in junior subordinated debentures issued by the Company. Short-term borrowings increased by $2.8 million during the nine-month period ended September 30, 2006 to $9.9 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements.

Our capital position remains strong. At September 30, 2006, our shareholders’ equity totaled $70.5 million, an increase of $37.3 million from the December 31, 2005 balance. The increase in shareholders’ equity resulted primarily from the business combination with SterlingSouth with $33.5 million of shares being issued and net income during the period of $4.1 million, being partially offset by cash dividends paid in the amount of $730,000. At September 30, 2006, both the Company and the Bank were considered to be “well capitalized” as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended September 30, 2006 and 2005

Net Income. Net income for the three months ended September 30, 2006 was $1.7 million, an increase of $432,000 from net income of $1.2 million for the same three-month period in 2005. Net income per share was $.28 diluted for the three months ended September 30, 2006, up from $.26 diluted for the same period in 2005. We have experienced strong growth, with total assets averaging $814.2 million during the current three-month period as compared to $566.5 million in the prior year period, an increase of $250.7 million, or 44.3%, primarily as a result of the acquisition of SterlingSouth Bank. Increases in net interest income and non-interest income for the quarter ended September 30, 2006 of $2.6 million and $292,000, respectively, exceeded the increases of $35,000 and $2.2 million in the provision for loan losses and in non-interest expenses, respectively.

Net Interest Income. Net interest income increased by $2.6 million, or 54.7%, to $7.5 million for the three months ended September 30, 2006. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets for the current three-month period amounted to $760.7 million, an increase of 45.8% compared with the same period in 2005. The average tax equivalent yield on total interest-earning assets for the current three month period was 8.09%, a 108 basis point increase from the 7.01% in the third quarter of 2005 that reflects the upward trend in interest rates from period to period.

Our average total interest-bearing liabilities increased by $216.4 million, or 44.0%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 97 basis points from 3.29% to 4.26%, largely due to rising CD costs during the past twelve months and the $24.5 million of subordinated debt tied to LIBOR that was outstanding during the quarter. For the three months ended September 30, 2006, our tax equivalent net interest spread was 3.83% and our tax equivalent net interest margin was 4.13%. For the three months ended September 30, 2005, our tax equivalent net interest rate spread was 3.72%, and our tax equivalent net interest margin was 3.91%.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2006 was $645,000, representing an increase of $35,000, or 5.7%, from the $610,000 provision for the three months ended September 30, 2005. Net loan charge-offs were $371,000 during the three months ended September 30, 2006, as compared with net loan charge-offs of $412,000 in the same period of 2005. The level of our non-accrual loans at September 30, 2006 amounted to $1.4 million, or .19%, of total loans compared to .21% at September 30, 2005 and .06% at December 31, 2005. The level of our allowance expressed as a percentage of gross loans increased from 1.23% at the end of 2005 to 1.35% at the end of the current quarter due to our continued focus on commercial lending and the loan mix of the portfolio acquired from SterlingSouth.

Non-Interest Income. For the three months ended September 30, 2006, non-interest income increased $292,000, or 38.5%, to $1.1 million from $759,000 for the same period in the prior year. This increase resulted principally from an increase in service charges on our deposit accounts. All other non-interest income categories remained relatively stable, with minimal changes reported.

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

For the three-months ended September 30, 2006, total non-interest expenses increased $2.2 million, primarily as a result of growth achieved from period to period and merger and restructuring charges as a result of the acquisition of SterlingSouth Bank during the third quarter. The largest component on non-interest expense for the current period was personnel expense. Salaries and employee benefits expense increased by $1.5 million, or 73.2%, to $3.5 million for the current year period compared to $2.0 million for the same period in the prior year. The expansion into the Salisbury, Harrisburg and Northern Davidson County markets, as well as the acquisition of SterlingSouth Bank had an effect on our personnel expense. All other non-interest expense categories reported increases due to the Company’s continued growth and expansion, and from the effects of the acquisition.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 30.1% and 27.5%, respectively, for the three months ended September 30, 2006 and 2005. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

Results of Operations for the

Nine Months Ended September 30, 2006 and 2005

Net Income. Net income for the nine months ended September 30, 2006 was $4.1 million, an increase of $844,000 from net income of $3.3 million for the same nine-month period in 2005. Net income per share was $.81 diluted for the nine months ended September 30, 2006, up from $.71 diluted for the same period in 2005. We have experienced strong growth, with total assets averaging $689.9 million during the current nine-month period as compared to $539.1 million in the prior year period, an increase of $150.8 million, or 28.0%, partially as a result of the acquisition of SterlingSouth Bank. Increases in net interest income and non-interest income for the nine months ended September 30, 2006 of $5.2 million and $591,000, respectively, exceeded the increases of $260,000 and $4.2 million in the provision for loan losses and in non-interest expenses, respectively.

Net Interest Income. Net interest income increased by $5.2 million, or 38.2%, to $18.6 million for the nine months ended September 30, 2006. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets increased $144.6 million, or 29.3%, during the first nine months of 2006 as compared with the same period in 2005. The average tax equivalent yield on total interest-earning assets for the current six month period was 7.84%, a 122 basis point increase from the 6.62% in the first nine- month period of 2005 that reflects the upward trend in interest rates from period to period.

Our average total interest-bearing liabilities increased by $132.0 million, or 28.3%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 108 basis points from 2.94% to 4.02%, largely due to rising CD costs during the past twelve months and the $24.5 million of subordinated debt tied to LIBOR that was outstanding during the period, in addition, $8.0 million of this outstanding amount was issued during the second quarter of 2005. For the nine months ended September 30, 2006, our tax equivalent net interest spread was 3.82% and our tax equivalent net interest margin was 4.07%. For the nine months ended September 30, 2005, our tax equivalent net interest rate spread was 3.68%, and our tax equivalent net interest margin was 3.84%.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2006 was $1.9 million, representing an increase of $260,000, or 16.1%, from the $1.6 million provision for the nine months ended September 30, 2005. Net loan charge-offs were $773,000 during the nine months ended September 30, 2006, as compared with net loan charge-offs of $830,000 in the same period of 2005. The level of our non-accrual loans at September 30, 2006 amounted to $1.4 million, or .19%, of total loans compared to .21% at September 30, 2005 and .06% at December 31, 2005. The level of our allowance expressed as a percentage of gross loans increased from 1.23% at the end of 2005 to 1.35% at the end of the current nine-month period due to our continued focus on commercial lending and the loan mix of the portfolio acquired from SterlingSouth.

Non-Interest Income. For the nine months ended September 30, 2006, non-interest income increased $591,000, or 28.4%, to $1.6 million from $1.3 million for the same period in the prior year. This increase resulted primarily from an increase in service charges on our deposit accounts. All other non-interest income categories remained relatively stable, with minimal variances reported.

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

For the nine months ended September 30, 2006, total non-interest expenses increased $4.2 million, primarily as a result of growth achieved from period to period and merger and restructuring charges as a result of the acquisition of SterlingSouth Bank during the period. The largest component on non-interest expense for the current period was personnel expense. Salaries and employee benefits expense increased by $2.5 million, or 45.0%, to $8.1 million for the current year period compared to $5.6 million for the same period in the prior year. The expansion into the Salisbury, Harrisburg and Northern Davidson County markets, as well as the acquisition of SterlingSouth Bank represented the primary increases in personnel expense. All other non-interest expense categories reported increases due to the Company’s continued growth and expansion, and from the effects of the acquisition which yielded approximately $310,000 of non-recurring expenses during this current nine-month period.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 29.4% and 27.5%, respectively, for the nine months ended September 30, 2006 and 2005. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources.

Liquidity is defined as our ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis, pay operating expenses and meet regulatory liquidity requirements. Management measures our liquidity position by giving consideration to both on-and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; investments available for sale; loan repayments; loan sales; deposits, both from our local markets and the wholesale markets; borrowings from the FHLB; and borrowings from correspondent banks under unsecured overnight federal funds credit lines and secured lines of credit. In addition to interest rate-sensitive deposits, the Bank’s primary demand for liquidity is anticipated funding under credit commitments to customers.

Because of our anticipated and continued growth, we maintain an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities relative to prior periods. These aggregated $90.8 million at September 30, 2006 compared to $57.7 million at December 31, 2005. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $135.1 million from the FHLB of Atlanta, with $62.4 million outstanding at September 30, 2006. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2006, our Tier I risk-based capital ratio for the Bank was 8.13% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934). There was no purchases of Company’s common stock during the three months ended September 30, 2006.

The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of September 30, 2006, the maximum number of shares able to be purchased by the Company amounted to 609,439 shares, with 199,074 repurchased.

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

BNC BANCORP

Date: November 14, 2006	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer