Form 10-K
period 2006-12-31
BNC BANCORP
filed 2007-04-02
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number:  000-50128

BNC BANCORP

(Exact name of registrant as specified in its charter)

North Carolina	47-0898685
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

831 Julian Avenue
Thomasville, North Carolina	27360
(Address of Principal Executive Offices)	(Zip Code)

(336) 476-9200

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:	Common stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

$104,299,869

(Aggregate value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s common stock, no par value per share was sold on March 27, 2007)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,294,410 shares of common stock, no par value, as of March 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to stockholders of BNC Bancorp for the year ended December 31, 2006 (“2006 Annual Report”), are incorporated by reference into Part II.

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders of BNC Bancorp to be held on June 19, 2007, are incorporated by reference into Part III.

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

The Bank is a full service commercial bank that was incorporated under the laws of the State of North Carolina on November 15, 1991, and opened for business on December 3, 1991. The Bank concentrates its marketing and banking efforts to serve the citizens and business interests of the cities and communities located in Davidson, Randolph, Rowan, Forsyth, Guilford and Cabarrus Counties. The Bank conducts its business in Davidson County from its corporate headquarters located in Thomasville, North Carolina, an additional branch in Thomasville, a branch in Lexington and in Northern Davidson County. In Randolph County, the Bank has one location in the Archdale-Trinity community; in Forsyth County, the Bank has one location in Kernersville and a commercial loan office in Winston Salem; in Guilford County, the Bank has three locations in Greensboro, one location in Oak Ridge and one location in High Point; in Cabarrus County, the Bank one office in Harrisburg; and in Rowan County, the Bank has one office in Salisbury.

The three branches located in Greensboro, North Carolina are the result of the Company’s acquisition of SterlingSouth Bank & Trust Company (“SterlingSouth”) and the merger of SterlingSouth into the Bank effective July 20, 2006. These offices increase the Bank’s presence in Guilford County, North Carolina.

The Bank operates under the rules and regulations of and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks, North Carolina Department of Commerce (the “Commissioner”). The Bank is also subject to certain regulations of the Federal Reserve governing the reserves to be maintained against deposits and other matters.

The Bank provides a wide range of banking services tailored to the particular banking needs of the communities it serves. It is principally engaged in the business of attracting deposits from the general public and using such deposits, together with other funding from the Bank’s lines of credit, to make primarily consumer and commercial loans. The Bank has pursued a strategy that emphasizes its local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, the Bank makes business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; commercial real estate loans; and other loans. The Bank also offers a wide range of banking services, including checking and savings accounts, commercial, installment and personal loans, safe deposit boxes, and other associated services.

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

The Bank’s primary sources of revenue are interest and fee income from its lending activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from its investment portfolio. During the period 2002 to 2006, with interest rates being at historic lows on investment securities and other short-term liquid investments, the Bank chose to limit the investment in these short-term investments and focus the majority of its new investment dollars into higher yielding loans and longer term municipal securities. The interest on US Agency securities declined in each of the years 2004 through 2006, while the interest on municipal securities increased significantly throughout this three-year period. The major expenses of the Bank are interest paid on deposits and general administrative expenses such as salaries, employee benefits, advertising and office occupancy.

The Bank has experienced steady growth over its fifteen-year history. The Bank’s assets totaled $952 million and $595 million as of December 31, 2006 and 2005, respectively. Net income for the fiscal year ended December 31, 2006 was $6.2 million, or $1.04 per diluted share, compared with $4.5 million, or $0.88 per diluted share, for the fiscal year ended December 31, 2005. All per share amounts have been adjusted for the 10% stock dividend distributed on January 22, 2007.

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

As of December 31, 2006, there were thirty-one branch offices of eleven commercial banks located in Thomasville and Lexington (Davidson County); and eight offices of seven commercial banks located in the town of Archdale (Randolph County); Thirteen offices of thirteen commercial banks located in the town of Kernersville (Forsyth County); two offices of two commercial banks in the town of Oak Ridge (Guilford County); thirty-one offices of twelve commercial banks in the town of High Point (Guilford County); ninety-four offices of twenty commercial banks located in the city of Greensboro (Guilford County); and twenty-three offices of ten commercial banks located in the town of Salisbury (Rowan County). The Bank faces additional competition for investors’ funds from short-term money market securities and other corporate and governmental securities.

Davidson, Randolph, Guilford, Rowan, Cabarrus and Forsyth Counties are located in the diverse, growing region of the Piedmont Triad. Lexington, High Point, Archdale and Thomasville’s traditional economic base includes furniture and textile manufacturing, while Greensboro’s base is much more service oriented. Large area employers in the counties of Davidson and Guilford include Dell Corporation, High Point Regional Medical Center, Moses Cone Health System, American Express, RF Micro Devices, Thomas Built Buses, and Dar/Ran Furniture. Oak Ridge is primarily rural with the economic base consisting of farming and small business. Kernersville’s economic base consists primarily of small businesses. Large employers in Kernersville include Roadway Express, Barco Pruden, Sara Lee Sock Co., Deere Hitachi and Hooker Furniture.

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

Employees

At December 31, 2006, the Bank had 181 full-time and 12 part-time employees.

Subsidiaries

The Company is a one-bank holding company for Bank of North Carolina. In addition, the Company has wholly owned subsidiaries to issue trust preferred securities: BNC Bancorp Capital Trust I, BNC Capital Trust II, BNC Bancorp Capital Trust III and BNC Bancorp Capital Trust IV. These long term obligations, which qualify as Tier I capital for the Company, constitute a full and unconditional guarantee by the Company of the trusts’ obligations under the preferred securities.

Supervision and Regulation

Bank holding companies and state commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by a statute or regulation.

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

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2006.

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

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Due to its severe consequences, the FDIC historically uses insurance termination as an enforcement action of last resort and the termination process itself involves substantial notice, a formal adjudicative hearing and federal appellate review. In instances where insurance deposit is terminated, the financial institution is required to notify its depositors and insured funds on the date of termination that they will continue to be insured for at least six months and up to two years, at the discretion of the FDIC. After the date of termination, no new deposits accepted by the financial institution will be federally insured.

Federal Deposit Insurance Reform. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC was required to adopt rules implementing the various provisions of FDIRA by November 5, 2006. Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2006, the Bank was in compliance with this requirement.

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

The Company’s trading volume has been low compared with larger national and regional banks. The Company common stock is traded on the NASDAQ Global Market. However, the trading volume of the Company’s common stock is relatively low when compared with more seasoned companies listed on NASDAQ Global Market, NASDAQ Global Select System, or other consolidated reporting systems or stock exchanges. Thus, the market in the Company’s common stock may be limited in scope relative to other larger companies. In addition, the Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

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

The cost efficiencies of the merger between the Bank and SterlingSouth may not be realized or as great as expected. The Company is continuing the process of merging the operations of SterlingSouth with the Bank’s. As the Company continues to integrate the two companies’ operations, it is possible that there will be disruptions in the operations. For example, as the Bank continues working out differences in the two companies’ business procedures, controls, product descriptions, account terms, personnel policies and data processing systems, there could be problems that affect the Bank’s ongoing relationships with its and SterlingSouth’s customers or that affect the Bank’s ability to realize all anticipated benefits of the merger. Some of these difficulties include, without limitation, the loss of key employees and customers, the disruption of ongoing business relationships, and possible inconsistencies in standards, controls, procedures and policies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

Owned properties:
Main Office: 831 Julian Avenue, Thomasville, NC 27360.
Archdale Office: 113 Trindale Road, Archdale, NC 27263.
Lexington Office: 115 East Center Street, Lexington, NC 27292.
North Thomasville Office: 1317 National Highway, Thomasville, NC 27360.
Kernersville Office: 211 Broad Street, Kernersville, NC 27284.
Oak Ridge Office: 8000 Linville Road, Oak Ridge, NC 27310
High Point Office : 801 North Elm Street, High Point, NC 27262.
Salisbury Office: 415 Jake Alexander Boulevard West, Salisbury, NC 28147.
Harrisburg Office: 3890 Main Street, Harrisburg, NC 28075
N. Davidson Office: 5744 Old US Hwy 52, Lexington, NC 27374

Leased properties:
Friendly Center Office: 3202 Northline Avenue, Greensboro, NC 27408
Dover Road Office: 1110 Dover Road, Greensboro, NC 27408
Elm Street Office: 112 N. Elm Street, Greensboro, NC 27404
Winston Salem Office: 1551 Westbrook Plaza Drive, Suite 90, Greentree II Building,
Winston Salem, NC 27103

The total net book value of the Bank’s premises and equipment on December 31, 2006 was $19.6 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as “real estate owned” until it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2006, the Bank had $1.1 million of assets classified as real estate owned.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed in the NASDAQ Global Market under the symbol “BNCN”. Scott & Stringfellow, Inc., Morgan Keegan, Ryan Beck & Co., Sandler O’Neill & Partners, L.P., Raymond James & Associates, Howe Barnes, McKinnon and Company, and Monroe Securities are the market makers in the Company’s stock. Wachovia Securities is not a market maker; however, they do attempt to match-up buyers and sellers through their local offices.

Table 19 following this discussion presents the over-the-counter market quotations for the Company’s common stock for the years ended December 31, 2006 and 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2006, the Company had approximately 1,421 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

See “ITEM 1. DESCRIPTION OF BUSINESS — Supervision and Regulation” above for regulatory restrictions which limit the ability of the Bank to pay dividends. The Company has paid five annual cash dividends, with the most recent two being cash dividends of $0.18 and $0.15 per share of common stock on a split adjusted basis on February 23, 2007 and March 10, 2006, respectively. The Company paid a 10% stock dividend on January 22, 2007 to all holders of common stock on January 5, 2007.

There were no purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2006. The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of December 31, 2006, the maximum of stock able to be purchased by the Company amounted to 609,909 shares, with 199,864 shares repurchased.

The information required to be disclosed under Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is presented in Item 12 of this Form 10-K.

Performance Graph

The following graph compares the Company’s cumulative stockholder return on its Common Stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by The Carson Medlin Company using data as of December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth our historical consolidated financial data and operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in “Item 8. Consolidated Financial Statements and Supplemental Data.” (Dollars in thousands, except share and per share data).

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Total interest income	$53,211	$33,373	$23,171	$18,024	$15,929
Total interest expense	26,481	14,593	8,029	6,074	5,918

Net interest income	26,730	18,780	15,142	11,950	10,011
Provision for loan losses	2,655	2,515	1,190	520	820

Net interest income after provision	24,075	16,265	13,952	11,430	9,191
Non-interest income	3,821	2,982	3,190	3,379	2,348
Non-interest expense	19,110	13,023	11,863	10,034	7,772

Income before income taxes	8,786	6,224	5,279	4,775	3,767
Provision for income taxes	2,616	1,719	1,474	1,368	1,157

Net income (loss)	$6,170	$4,505	$3,805	$3,407	$2,610

Per Share Data: (6)
Earnings per share - basic	$1.09	$0.94	$0.79	$0.70	$0.57
Earnings per share - diluted	1.04	0.88	0.75	0.66	0.55
Cash dividends paid	0.15	0.12	0.10	0.08	—
Market price
High	18.58	17.65	13.43	12.90	8.10
Low	15.43	12.42	11.31	7.01	5.62
Close	18.58	16.86	13.09	12.00	7.93
Tangible book value	6.92	6.18	5.35	4.80	4.45

Weighted average shares outstanding:
Basic	5,658,196	4,798,869	4,788,713	4,854,205	4,617,986
Diluted	5,957,478	5,093,327	5,099,679	5,133,131	4,812,740
Year-end shares outstanding	6,709,007	4,804,748	4,785,754	4,801,548	4,884,505

Selected Year-End Balance Sheet Data:
Total assets	$951,731	$594,550	$497,549	$372,281	$306,636
Loans	774,664	499,247	420,838	303,732	233,180
Allowance for loan losses	10,400	6,140	5,361	4,598	4,306
Goodwill	26,129	3,423	3,423	3,423	3,423
Deposits	786,777	490,892	391,480	296,742	259,546
Short-term borrowings	4,673	7,061	28,275	12,535	3,783
Long-term debt	81,713	59,496	45,496	34,000	16,000
Shareholders’ equity	72,523	33,114	29,037	26,493	25,169

Selected Average Balances:
Total assets	$747,997	$549,654	$442,087	$331,907	$255,988
Loans, including loans held for sale	615,689	454,395	365,377	257,402	203,333
Total interest-earning assets	685,981	503,013	408,385	299,033	232,263
Deposits, interest-bearing	564,084	404,384	321,590	240,325	184,662
Total interest-bearing liabilities	643,325	475,254	378,563	274,007	206,172
Shareholders’ Equity	48,949	31,061	28,011	26,734	22,386

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Performance Ratios:
Return on average assets	0.82%	0.82%	0.86%	1.03%	1.02%
Return on average equity	12.60%	14.50%	13.58%	12.74%	11.66%
Net interest spread (1)	3.82%	3.75%	3.72%	3.95%	4.10%
Net interest margin (2)	4.08%	3.92%	3.87%	4.14%	4.42%
Non-interest income to total revenue (5)	12.51%	13.70%	17.40%	22.04%	19.00%
Non-interest income to average assets	0.51%	0.54%	0.72%	1.02%	0.92%
Non-interest expense to average assets	2.55%	2.37%	2.68%	3.02%	3.04%
Efficiency ratio(7)	62.55%	59.84%	64.71%	65.46%	62.89%
Dividend payout ratio	13.34%	12.43%	12.84%	11.40%	0.00%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.16%	0.37%	0.08%	0.27%	0.73%
Allowance for loan losses to period-end loans	1.34%	1.23%	1.27%	1.51%	1.85%
Allowance for loan losses to nonperforming loans	839.39%	335.70%	1614.76%	550.66%	253.29%
Nonperforming assets to total assets (3)	0.24%	0.45%	0.18%	0.27%	0.55%
Net loan charge-offs to average loans	0.20%	0.38%	0.12%	0.09%	0.49%

Capital Ratios: (4)
Total risk-based capital	10.23%	11.27%	10.79%	10.16%	9.85%
Tier 1 risk-based capital	8.00%	8.61%	9.55%	8.91%	8.60%
Leverage ratio	7.40%	7.92%	8.66%	7.94%	7.33%
Equity to assets ratio	7.62%	5.57%	5.84%	7.12%	8.21%
Tangible equity to assets ratio	4.77%	5.01%	5.16%	6.22%	7.13%

Other Data:
Number of full service banking offices	13	8	7	6	6
Number of limited service lending offices	1	2	3	3	—
Number of full time equivalent employees	187	140	122	106	94

(1)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.
(3)	Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.
(4)	Capital ratios are for the bank.
(5)	Total revenue consists of net interest income and non-interest income.
(6)	All per share data has been restated to reflect the dilutive effect of a 10% stock dividend distributed on January 22, 2007, a stock split effected in the form of a 25% stock dividend in 2005 and a stock split effected in the form of a 10% stock dividend in 2003.
(7)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in understanding and evaluating of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report. Additional discussion and analysis related to fiscal 2006 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively.

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

EXECUTIVE SUMMARY

Growth, Expansion, and Funding Trends. The common theme with all of our expansion efforts is finding great bankers of high character and technical skills in high growth markets. We have looked at acquisition opportunities over the past three years, but until our transaction with SterlingSouth, none had the ingredients that we require: solid management, common philosophy on service, and a strong market presence. During 2006, the Company acquired SterlingSouth Bank in Greensboro, North Carolina. SterlingSouth had approximately $175 million in assets at the time of the acquisition, and conducted its business from three offices in the dynamic Greensboro metro-market. Combining the highly attractive Greensboro market and a management and lending team comprised of seasoned veterans, all having over 17 years of banking experience, made this acquisition a great fit strategically. See Note B – “Business Combinations” in the accompanying audited financial statements.

Quality people, high growth markets, and a strong dedication to asset quality are the underlying principles of our expansion efforts. In 2006 we opened a full-service office in the northern tip of Davidson County, just south of the Winston-Salem metro market. This office was staffed with two of the most prominent and long-standing bankers in this market. With this group’s leadership, the Bank was able to assemble a team for this office that brings a long track record of success, both as bankers and civic leaders in this community. Also in 2006, we received full service banking powers for our Harrisburg limited service facility.

In February of 2006, the Board of Directors announced a definitive agreement to acquire SterlingSouth Bank located in

Greensboro, North Carolina. This transaction was closed in July, and provided approximately $175 million in asset growth and three full-service offices in the Greensboro market. This acquisition provided seasoned bankers in the Greensboro market, experienced loan and deposit support professionals, and three outside directors with long standing ties to the Greensboro market. Strategically, this acquisition met all of our objectives: quality bankers, a high growth market, and seasoned, local leadership.

Trends. Beginning in 2003, the Company began expanding our footprint into new markets using loan production offices as an entry vehicle. Loan production offices were opened in High Point in the second quarter of 2003, and in Salisbury in the fourth quarter of 2003. Each of these offices was successful in growing their respective loan portfolios to over $100 million in loans outstanding by the end of 2005, and both have been converted into full-service offices. With the success of the loan production office model, the Company opened loan production offices in the cities of Winston-Salem and Harrisburg, North Carolina in 2004 and 2005. With deposit rates on the rise, and the value of core deposits increasing, our strategy shifted more towards and expansion strategy that was much more balanced from a deposit and loan growth perspective. We will continue to evaluate opportunities that arise, and utilize either the full-service office or the loan production vehicle as entries into attractive markets as deemed appropriate.

The Company’s loan portfolio has more than tripled from the $233.2 million reported on December 31, 2002, to December 31, 2006, when total loans were $774.7 million. In this four-year period, rates have been at historically low levels. Management has made a conscious effort to pursue variable rate pricing on a predominance of this new growth in the loan portfolio, thereby experiencing a shift in our portfolio mix from 50% fixed at the end of 2002, to 61% variable at the end of 2006. As rates have increased over the past 27 months, the rates on these variable-rate loans have increased concurrently, and have contributed to a strong rise in the Bank’s yield on earning assets.

Over the same time period, management has utilized the wholesale CD markets to attract and lock in longer-term funding. This longer term funding, terms of 18 months to five years, carried a higher cost in the short-term, but as rates have risen substantially over the past 15 months, this strategy has helped to hold down the cost of our interest bearing liabilities.

With rates at a level that is approaching “neutral” as defined by the Federal Reserve Open Market Committee, management and the Board of Directors have worked to formulate and execute a strategy to reduce our Company’s asset sensitive position. During 2005 and 2006, the Company executed a $55 million notional of swap transactions whereby we are paying prime rate variable and received a fixed rate of 7.85% for a weighted average period of less than five years. This effectively turned the interest stream on $55 million of our prime based loan portfolio into a fixed interest stream at 7.85%. This was a series of planned moves to reduce the rate sensitivity in our balance sheet.

The primary driver of our gains in net income have come from a 55.0%, 18.5% and 38.6% growth in the loan portfolio, net of allowance for loan losses, in 2006, 2005 and 2004, respectively. In addition to driving a 42.3% and 24.0% increase in net interest income in 2006 and 2005, respectively, the expansion over the past three years also served to provide greater diversification of our loan portfolio into markets less dependent on manufacturing. In 2002, the Thomasville and Lexington offices accounted for 64.4% of the Company’s total loan portfolio, compared to 25.6% at the end of 2006. These markets continue to be very sound banking markets, however, with the current employment volatility in the manufacturing sectors, management is continuing to look at rapidly growing markets outside Davidson County that provide diverse industries and economic drivers.

In 2003 and early 2004, as we originated variable-rate loans funded with longer-term deposits, the Company’s net interest margin declined from 4.14% in 2003 to 3.87% in 2004. However, the Bank’s net interest income increased 26.7%, or $3.2 million in 2004 compared to 2003. By accepting a slightly smaller net interest margin, the Bank was able to accelerate the growth of our loan portfolio, price our loans and deposits to take advantage of future rate increases, and still report record increases in our net interest income. Each of these results was expected as part of the strategic plan implemented during 2003. In 2005 and 2006, as rates rose steadily, the investment we made in longer-term funding, with the sacrifice in short-term yield we experienced by stressing variable-rate credits began to pay significant dividends. In 2006, the Company’s net interest margin increased to 4.08% and net interest income increased by $7.9 million, or 42.3%.

With assets growing at an accelerated rate over the past four years, it was imperative that part of our on-going strategic plan be devoted to capital planning. As noted in prior reports, the Company has utilized alternative forms of regulatory capital to supplement our shareholders’ equity in order to remain well capitalized for regulatory purposes. The Company has issued four blocks of 30 year variable rate junior subordinated debentures to its wholly owned capital trusts: $5.2 million in April of 2003 priced at 3 month LIBOR + 3.25%; $6.2 million in March of 2004 priced at 3 month LIBOR + 2.80%; $5.2 million in September of 2004 priced at 3 month LIBOR + 2.40%; and $7.2 million in September of 2006 priced at 3 month LIBOR + 1.70%. These debentures fully and unconditionally guarantee the preferred securities issued by the trusts. These debentures are classified as long-term debt on our Company’s financial statements. In addition, during the second quarter of 2005, the Bank issued $8.0 million of subordinated debentures priced at 3 month LIBOR + 1.80%, which is classified as Tier II capital for regulatory purposes.

During 2006, in addition to increases in long-term debt, total shareholders’ equity increased by $39.4 million, or 119.0%. The largest component of this increase was the issuance of 1,686,370 shares of stock amounting to $33.5 million associated with the acquisition of SterlingSouth. The Company reported net income of $6.2 million, and repurchased 11,790 shares of stock amounting to $225,000 as part of the stock repurchase plan approved by the Board of Directors. The stock was repurchased on the open market, at prices and block sizes in accordance with the provisions of the stock repurchase plan and relevant securities laws. In addition, the Company paid cash dividends amounting to $730,000 during 2006. All capital ratios continue to place the Bank in excess of the minimum required to be deemed a “well-capitalized” bank by regulatory measures.

The Bank has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks, investment securities available for sale and FHLB stock, ended the year in the aggregate at $105.2 million, or 11.1% of total assets. The Bank, as a member of the FHLB, has an investment of $3.8 million in FHLB stock. The Bank’s investment in premises and equipment increased by $4.9 million, primarily from adding $2.5 million from the acquisition of SterlingSouth and continued expansion into our markets. Goodwill increased $22.7 million as a result of the acquisition. At December 31, 2006, the Company recorded goodwill of $26.1 million that is not amortizable. At December 31, 2006, the core deposit intangibles associated with acquisitions amounted to $2.3 million.

Net Interest Margin Trends. With rates at historically low levels, the Bank made a conscious decision to limit the growth of our fixed-rate loan portfolio over the past three years. While these fixed-rate credits provide short-term spread, they would have provided a less favorable impact on the Company’s earnings stream as the Federal Reserve increased short-term rates over the past 15 months. In 2006, the Bank reported total loan growth of over $275.4 million, consisting of $142.4 million of net loans from the acquisition of SterlingSouth. During the year, variable-rate loans increased by $118.9 million, while fixed-rate loans increased by $156.5 million. As would be expected, in a rising interest rate environment, the market rate for variable-rate loans adjusted each time the Federal Reserve increased its benchmark rates, and resulted in the Bank’s yield on earning assets increasing throughout 2006.

The funding for the loan growth in 2005 and 2006, unlike in 2004 when funding came primarily from wholesale funding sources, was comprised of both local and wholesale funds. In 2004, we were actively seeking longer-term funding, which was not readily available in our local markets. For efficiency and availability of these longer-term funds, we were forced to utilize the wholesale markets almost exclusively. In 2005, when our targeted terms for new funding changed to 15 months or less, we were able to tap our local markets and generate local deposit growth, primarily with terms of eight months to 13 months. This local deposit growth was led by the opening of our full-service office in High Point in the first quarter, and the expanded awareness of our Salisbury office during the second half of 2005. When local deposit growth was not sufficient to meet short-term funding requirements, we continued to use the wholesale markets to acquire (or to obtain) funding with terms of six months to 24 months. In 2006, with core deposit rates being at a steep discount to wholesale funding, we made an even greater effort to grow our core deposit base through aggressive calling efforts, acquisition, and expansion of our deposit gathering locations. In 2006, core deposits (excludes time deposits) grew approximately $88 million, of which $59 million was from the Sterling acquisition and $29 million was from organic growth.

As management and the Board looks ahead to 2007, it is uncertain how long and at what pace the Federal Reserve will continue to raise, or possibly lower, short-term interest rates. We are positioning our balance sheet and interest income stream to partially participate in future rate moves, while reducing our exposure to a sharp drop in rates. These strategic initiatives now in place management believes are a prudent way to protect the long-term income stream of our Company.

FINANCIAL CONDITION

DECEMBER 31, 2006 AND 2005

The most significant factor affecting the Bank’s growth in 2006 was the acquisition of SterlingSouth Bank & Trust Company (SterlingSouth) on July 20, 2006. The largest component of growth was the $275.4 million increase in gross loans. This total increase was composed principally of an increase of $128.3 million in loans secured by real estate other than construction, an increase of $95.5 million in loans secured by construction purpose real estate and an increase of $33.6 million in commercial and industrial loans. The acquisition of SterlingSouth added $142.4 million of net loans, which are included above. The Bank has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks, investment securities available for sale and FHLB stock, ended the year in the aggregate at $105.2 million, or 11.1% of total assets. The Bank, as a member of the FHLB, has an investment of $3.8 million in FHLB stock. The Bank’s investment in premises and equipment increased by $4.9 million, primarily from adding $2.5 million from the acquisition of SterlingSouth and continued expansion into our markets. Goodwill increased $22.7 million as a result of the acquisition. At December 31, 2006, the Company recorded goodwill of $26.1 million that is not amortizable. At December 31, 2006, the core deposit intangibles associated with acquisitions amounted to $2.3 million.

Funding to support higher total assets held at year-end was provided by an increase of $295.9 million in deposit accounts, a decrease of $2.4 million in short-term borrowings, and an increase of $22.2 million in long-term debt. The increase in deposit accounts was due to an increase of $208.2 million in certificates of deposit. Large denomination certificates of deposit increased by $150.0 million in 2006, with $86 million coming from additional wholesale sources and $64 million coming from acquisition and organic growth. At year-end 2006, the Bank had $276.2 million in large denomination certificates of deposit obtained through the wholesale markets. These certificates had maturities ranging from six months to five years at rates at or below those being quoted in the local markets at the time of closing. The smaller denomination time deposits, which come primarily from within our local markets, increased by $58.3 million. The acquisition of SterlingSouth added $141.4 million of deposits, which are included above. Included in long-term borrowings was the issuance of $7.0 million of trust preferred securities that were placed through BNC Capital Trust IV during 2006. The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes subject to certain limitations.

During 2006, total shareholders’ equity increased by $39.4 million, or 119.0%. The largest component of this increase was the issuance of 1,686,370 shares of stock amounting to $33.5 million associated with the acquisition of SterlingSouth. The Company reported net income of $6.2 million, and repurchased 11,790 shares of stock amounting to $225,000 as part of the stock repurchase plan approved by the Board of Directors. The stock was repurchased on the open market, at prices and block sizes in accordance with the provisions of the stock repurchase plan and relevant securities laws. In addition, the Company paid cash dividends amounting to $730,000 during 2006. All capital ratios continue to place the Bank in excess of the minimum required to be deemed an adequately capitalized bank by regulatory measures.

The Company utilizes alternative forms of regulatory capital to supplement our shareholders’ equity in order to remain “well capitalized” for regulatory purposes. The Company has issued four blocks of 30 year variable rate junior subordinated debentures to its wholly owned capital trusts: $5.2 million in April of 2003 priced at 3 month LIBOR + 3.25%; $6.2 million in March of 2004 priced at 3 month LIBOR + 2.80%; $5.2 million in September of 2004 priced at 3 month LIBOR + 2.40%; and $7.2 million in September of 2006 priced at 3 month LIBOR + 1.70%. In addition, during 2005 the Bank issued $8.0 million of subordinated debentures at 3 month LIBOR + 1.80%, which counts as Tier II capital for regulatory purposes. These instruments are classified as long-term debt on our Company’s financial statements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Overview. The Company reported net income of $6.2 million or $1.04 per diluted share for the year ended December 31, 2006, as compared with net income of $4.5 million or $0.88 per diluted share for 2005, an improvement of $1.7 million or $0.16 per diluted share. Net interest income increased by $8.0 million, or 42.3%, in 2006, while non- interest income increased by $839,000, or 28.1%.

The increases in income exceeded the $6.1 million increase in non-interest expenses, which totaled $19.1 million in 2006 as compared with $13.0 million in 2005. The most significant factor affecting the Bank’s operations in 2006 was the acquisition of SterlingSouth Bank & Trust Company (SterlingSouth) on July 20, 2006.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2006 and 2005, average interest-earning assets were $686.0 million, and $503.0 million, respectively. During these same years, the Bank’s tax effected net yields on average interest-earning assets were 4.08% and 3.92%, respectively. The increase in the net interest margin from 2005 to 2006 was due primarily to two factors:

1. With the Federal Reserve continuing to raise short-term interest rates throughout much of 2006, the Company benefited from having approximately 60% of its loan portfolio with variable-rate pricing. The constant repricing of over 60% of our loan portfolio helped to increase our yield on earning assets and ultimately increase net interest margin.

2. As short-term rates increased, the increases did not have the immediate impact on the rates paid on premium money market accounts and longer term wholesale funding sources. The Company had over $100 million in premium money market balances, whose rates adjusted upwards approximately 65% of the move in the prime rate. In addition, the Bank had over $200 million in longer term funding; either time deposits or FHLB advances, that remained at pre-2005 rates throughout 2006. This helped to control the rise in the interest expense on the Company’s interest-bearing deposits during 2006.

Table 2 and Table 3 following this discussion, “Average Balances and Net Interest Income” and “Volume and Rate Analysis,” respectively, presents an analysis of the Bank’s net interest income and rate/volume activity for 2006 and 2005.

As described above, the primary component of earnings for the Bank is net interest income. Net interest income increased to $26.7 million for the year ended December 31, 2006, an $8.0 million or 42.3% increase from the $18.8 million earned in 2005. Total interest income benefited from strong growth in the level of average earning assets and higher asset yields cause by the repricing of our variable rate loan portfolio as short-term rates rose throughout the year. Average total interest-earning assets increased $183.0 million, or 36.4%, during 2006 as compared to 2005, while the average yield increased by 112 basis points from 6.82% to 7.94%. Average total interest-bearing liabilities increased by $168.1 million, or 35.4%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 105 basis points from 3.07% to 4.12%. With both yield on earning assets and cost of interest-bearing liabilities increasing, the Bank’s net interest margin increased by 16 basis points. For the year ended December 31, 2006 the net interest margin was 4.08%, while for the year ended December 31, 2005, the net interest margin was a slightly lower 3.92%.

Provision for Loan Losses. The Bank recorded a $2.7 million provision for loan losses in 2006, representing an increase of $140,000 from the $2.5 million provision made in 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2006 and 2005 the provision for loan losses was made principally in response to growth in loans and to cover charge-offs. Net loan growth totaled $128.8 million in 2006 (excluding $142.4 million of net loans from the acquisition of SterlingSouth) and $77.6 million in 2005. The allowance for loan losses, as a percentage of loans outstanding, increased from 1.23% at the beginning of 2006 to 1.34% at the end of the year. At December 31, 2006, the allowance for loan losses was $10.4 million, an increase of $4.3 million, or 69.4% from the $6.1 million at the end of 2005. The primary factor contributing to this increase was from the $2.8 million of allowance for loan losses from the acquisition of SterlingSouth. At December 31, 2006 and 2005, the Bank had $1.1 million and $324,000 in nonaccrual loans, respectively. The nonaccrual balance at December 31, 2006 has been written down to a balance that management believes is collectible under normal market conditions. Net loan charge-offs for 2006 were $1.2 million or 0.20% of average loans outstanding during the year.

Non-Interest Income. Non-interest income increased to $3.8 million for the year ended December 31, 2006 as compared with $3.0 million for the year ended December 31, 2005, an increase of $839,000 or 28.1%. Since inception, the Bank has actively pursued additional non-interest income sources outside of traditional banking operations, including income from our investment service operations and our mortgage origination department. The fee income from the Company’s mortgage origination unit increased in 2006 to $605,000 from $512,000 in 2005. Service charges on deposits and other services in 2006 were $2.4 million, an increase of $650,000, or 36.2%, when compared to the $1.8 million in 2005. This increase was essentially growth related. Table 4 following this discussion presents a comparative analysis of the components of non-interest income.

Non-Interest Expenses. Non-interest expenses totaled $19.1 million for the year ended December 31, 2006, an increase of $6.1 million over the $13.0 million reported for 2005. Substantially all of this increase resulted from the Bank’s growth and development during 2006 and 2005, including the opening and expanded staffing of several offices. Personnel costs increased by $3.9 million, or 50.2%, with the majority of this increase attributable to the acquisition of SterlingSouth and to a lesser extent paying the salaries of the lenders and support staff at the new full-service and loan production offices. Included in this increase in personnel costs were the effects of the adoption of accounting standard SFAS 123(R), which added $222,000 to compensation expense during 2006. In addition, with the Bank experiencing asset growth of 60.1% for the year, the necessary support staff also increased. Table 5 following this discussion presents a comparative analysis of the components of non-interest expenses.

Income Taxes. The provision for income taxes of $2.6 million in 2006 and $1.7 million in 2005 represents 29.8% and 27.6%, respectively, of income before income taxes. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Overview. The Company reported net income of $4.5 million or $0.88 per diluted share for the year ended December 31, 2005, as compared with net income of $3.8 million or $0.75 per diluted share for 2004, an improvement of $700,000 or $0.13 per diluted share. Net interest income increased by $3.6 million, or 24.0%, in 2005, while non-interest income decreased by $208,000, or 6.5%. The net increases in income exceeded the $1.2 million increase in non-interest expenses, which totaled $13.0 million in 2005 as compared with $11.9 million in 2004.

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

LIQUIDITY

The Bank’s sources of funds are deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2006, the Bank had credit availability with the FHLB of approximately $142.3 million, with $50.0 million outstanding at December 31, 2006.

Total deposits were $786.8 million, and $490.9 million at December 31, 2006 and 2005, respectively. As a result of the Company’s loan growth exceeding local deposit growth, the Bank utilized its wholesale funding sources, such as borrowings from the FHLB and the wholesale CD market. Due to the availability of funds and a wide range of terms available in the wholesale CD market, the Bank grew out-of-market time deposits by $86.0 million in 2006. At December 31, 2006 and 2005, time deposits represented 67.5% and 65.8%, respectively, of the Company’s total deposits. Certificates of deposit of $100,000 or more represented 47.0% and 44.7%, respectively, of the Bank’s total deposits at December 31, 2006 and 2005. At December 31, 2006, the Company had no funds from public municipalities and $276.2 million in wholesale time deposits. Management believes that most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

In addition there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6 following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2006.

CAPITAL RESOURCES

At December 31, 2006 and 2005, the Company’s tangible shareholders’ equity totaled $44.1 million and $29.6 million, respectively. The Company’s tangible equity to asset ratio on those dates was 4.63% and 5.01%, respectively. These ratios are above regulatory minimums necessary to be classified as well-capitalized, and show continued effort in our plan to leverage tangible equity capital to better enhance our return on average tangible equity. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1—DESCRIPTION OF BUSINESS” — Supervision and Regulation.”

All capital ratios place the Bank in excess of the minimum required to be deemed adequately capitalized by regulatory measures. During 2002, the Bank’s Total Capital to Risk Weighted Assets ratio fell below the 10% threshold to be considered a well-capitalized institution as a result of the high concentration of cash paid in the Bank’s acquisition of a smaller community bank located in Kernersville, North Carolina. The Company’s wholly owned capital trust issued $5.0 million in trust preferred securities during the first half of 2003 to re-establish the Bank’s capital levels to well-capitalized. The Company’s capital trusts issued $7.0 million and $11.0 million of 30 year trust preferred securities during 2006 and 2004, respectively, and while the Bank issued $8.0 million of subordinated debentures in 2005 to augment regulatory Tier I and Tier II capital. The Bank’s Tier I Leverage ratio as of December 31, 2006 and 2005 was 7.70% and 7.89%, respectively.

Note O to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of December 31, 2006. With the anticipated issuance of subordinated debentures in 2007, to be treated as Tier II capital, after December 31, 2006, management expects that the Bank will remain “well-capitalized” for regulatory purposes throughout 2007, although there can be no assurance that the Bank will not fall into the “adequately-capitalized” classification.

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

Based on the results of the income simulation model as of December 31, 2006, looking forward for 12 months, the Bank would expect an increase in net interest income of $2.2 million if interest rates increase from current rates by 300 basis points and a decrease in net interest income of $2.0 million if interest rates decrease from current rates by 300 basis points.

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

Table 7 following this discussion, “Interest Rate Sensitivity Analysis” sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and have been placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

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

Table 9 following this discussion presents, at December 31, 2006, (i) the aggregate maturities or repricings of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature or reprice after one year.

Commercial Loans. Commercial business lending is a major focus of the Bank’s lending activities. At December 31, 2006, the Bank’s commercial and industrial loan portfolio equaled $97.1 million or 12.5% of total loans, as compared with $63.4 million or 12.7% of total loans at December 31, 2005. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by real estate, which are categorized as real estate loans. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

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

Residential real estate loans amounted to $266.1 million and $187.1 million at December 31, 2006 and 2005, respectively. The Bank’s residential mortgage loans are generally secured by properties located within the Bank’s market area. Many of the residential mortgage loans that the Bank makes are originated for the account of third parties. Such loans are classified as loans held for sale in the financial statements. The Bank receives fees for each such loan originated, with such fees aggregating $605,000 for the year ended December 31, 2006 and $512,000 for the year ended December 31, 2005. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties.

Commercial real estate loans totaled $382.3 million and $237.5 million at December 31, 2006 and 2005, respectively. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

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

COMMITMENTS TO EXTEND CREDIT

In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company’s consolidated balance sheets. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Table 6 and Note Q to the accompanying consolidated financial statements.

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

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. The Bank accounts for loans on a nonaccrual basis when it has serious doubts about the ability to collect principal or interest in full. Generally, the Bank’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rates when management anticipates that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which management has serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the Bank’s allowance for loan losses. At December 31, 2006, the Bank had identified $1.1 million in nonaccrual loans, increasing from $324,000 at the end of 2005. Loans past due and still accruing totaled $165,000 compared to $1.2 million at the end of 2005.

Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2006 and 2005, there were $1.1 million and $855,000, respectively, in assets classified as real estate owned.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In addition, on a quarterly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from the Bank’s history of operations. In addition to the Bank’s history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2006 or 2005.

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

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some losses if the deficiencies are not corrected. A reserve range of 10%—45% is generally allocated to these loans, depending on credit quality. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, the Bank also categorizes loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent from 2000 through 2003. Over the three-year period from 2004 through 2006, there has been an increase in the concentration of real estate construction loans and real estate loans while there has been a decline in the percentage of the portfolio made up of commercial and industrial loans. This reflects the real estate lending background and experience of our lenders and the growth opportunities in the Salisbury, Greensboro and High Point markets.

For the four fiscal years 2002 through 2005, the Bank’s loan loss experience has seen net loan charge-offs in each year of range from 0.09% to 0.49% of average loans outstanding. For 2006, net charge-offs were 0.20% of average loans outstanding as compared to 0.38% in the prior year. This decrease in charge-offs in 2006 were due to several 2005 factors that increased the percentage of charge-offs in 2005 which were: A change in the bankruptcy laws in the third quarter of 2005 resulted in numerous borrowers filing prior to the more restrictive laws became effective, and continued softening in the Archdale and Thomasville economies. This resulted in charge-offs for 2005 being 0.38% for the year, slightly above our five-year averages and the 0.20% reported for 2006.

The Bank’s allowance for loan losses at December 31, 2006 of $10.4 million represents 1.34% of total loans outstanding, excluding loans held for sale. The Bank’s allowance for loan losses at December 31, 2005 of $6.1 million represents 1.23% of total loans outstanding, excluding loans held for sale. This increase in the allowance relative to our gross loans has been significantly impacted by the general allowance for loan losses assigned to the SterlingSouth portfolio as part of the merger. Due to the majority of the SterlingSouth portfolio being less than two years old and originated and underwritten in a historically low interest rate environment, the perceived risk associated with this portfolio was much greater than the historical charge-off history would indicate. The lack of seasoning, rising interest rates, internal and third-party due diligence assessments, plus other factors led to a general allowance addition of $2.8 million related to the SterlingSouth loan portfolio. The remainder of the growth in the allowance for loan losses related directly to the organic growth in the loan portfolio, plus management’s internal assessment of risk factors impacting credit quality. Management believes that the allowance for loan losses at December 31, 2006 is adequate to absorb probable losses inherent in the loan portfolio.

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

Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an adjustment to the allowance for loan losses. No regulatory agency asked for a change in our allowance for loan losses during 2006 or 2005. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Bank’s and the Company’s financial condition and results of operations.

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

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, all of which are available for sale, consists primarily of securities issued by local governmental municipalities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses, net of related taxes, reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify all investment securities as available for sale. Table 13 following this discussion summarizes securities available for sale.

Table 13 following this discussion summarizes the amortized costs, gross unrealized gains and losses and estimated fair values of securities available for sale at December 31, 2006, 2005 and 2004.

Table 14 following this discussion summarizes the amortized costs, fair values and weighted average yields of securities available for sale at December 31, 2006, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2006, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

SOURCES OF FUNDS

Deposit Activities. The Bank provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. During 2006, the Bank’s deposit mix reshifted due to customer preferences and asset-liability pricing decisions by management. Interest bearing demand accounts increased by $60.7 million, or 51.3%, due to $41.9 million being acquired in the SterlingSouth merger and internal growth efforts resulting in $18.9 million in core deposit growth from our branch network. This growth in interest bearing deposits reversed a trend from 2005 where customers began shifting their investment funds from short-term liquidity instruments into CD’s and other short-to-intermediate-term investments as rates continued to climb. The Bank had net growth of approximately $86.0 million in wholesale time deposits and $122.2 million in local time deposits, of which, $82.8 million was acquired with SterlingSouth. This compares to $87.5 million and $69.7 million of net growth in wholesale time deposits in 2005 and 2004, respectively. With rates at historically low levels in 2003 through the first half of 2005, the Bank chose to extend the average term of our time deposit portfolio. In general, investors in the local markets are not interested in time deposits with terms of two years and longer. The wholesale markets provide a very efficient source of long term funding at rates equal to or below those quoted at the local level. In 2005 and 2006, while wholesale sources provided a source of short-term funding which was consistent with the Bank’s asset-liability objectives, our emphasis on growing deposits through our local branch network was much more successful than in 2004 and 2003.

Borrowings. Borrowings provide an additional source of funding for the Bank. The Bank may purchase federal funds through unsecured federal funds guidance lines of credit totaling $40.0 million at December 31, 2006. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Bank had no outstanding balances on the lines of credit as of December 31, 2006 and 2005.

As an additional source of borrowings the Bank utilizes securities sold under agreements to repurchase, with balances outstanding of $4.7 million and $7.1 million at December 31, 2006 and 2005, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by securities issued by local governmental municipalities.

The Bank also uses advances from the FHLB of Atlanta under a line of credit equal to 15% of the Bank’s total assets ($142.8 million at December 31, 2006). Outstanding advances totaled $50.0 million and $35.0 million at December 31, 2006 and 2005, respectively. These advances are secured by a blanket-floating lien on qualifying first mortgage loans and equity lines of credit. A more detailed analysis of the Bank’s FHLB advances is presented in Note H and Note I to the consolidated financial statements.

Table 15 following this discussion sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

Table 16 following this discussion sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2006.

Table 17 following this discussion sets forth for the periods indicated information regarding the Company’s borrowed funds.

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank’s asset/liability management function. See “ASSET/LIABILITY MANAGEMENT” on page 24 of this Report.

Table 7 following this discussion sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which are projected to reprice or mature in each of the future time periods shown.

Table 18 following this discussion presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2006.

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

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires recognition on the balance sheet of a plan’s overfunded or underfunded status with an offset to comprehensive income. This statement also requires, with limited exceptions, that the funded status of the plan be determined as of the employer’s fiscal year end. The balance sheet recognition provisions of SFAS 158 are effective for entities with publicly traded equity securities for years ending after December 15, 2006 and for all other entities for years ending after June 15, 2007. The Company does not anticipate that this statement will have an impact on the Company’s financial position, results of operations and cash flows.

FIN 48 – In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

SAB 108 – In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statements misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over-methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of October 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 will not have a material financial impact on the Company’s consolidated financial statements.

The Emerging Issues Task Force (“EITF”) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The effects of this EITF have not yet been evaluated.

The EITF reached a consensus at its September 2006 meeting regarding EITF 06-5, Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-5. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has not yet evaluated the effects of this EITF.

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

CRITICAL ACCOUNTING POLICY

Allowance for Loan losses. The Company’s most significant critical accounting policy is the determination of our allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires our most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. If the mix and amount of future write-offs differ significantly from those assumptions we use in making our determination, the allowance for loan losses and provision for loan losses on our income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note D to the consolidated financial statements contained in this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

Information about our off-balance sheet risk exposure is presented in Note Q to the accompanying consolidated financial statements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, our SPE activity is limited to our capital trust subsidiaries: BNC Bancorp Capital Trust I, BNC Bancorp Capital Trust II , BNC Bancorp Capital Trust III and BNC Capital Trust IV, which in aggregate issued 23,000,000 Trust Preferred Securities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” under item 7.

BNC Bancorp

Table 2

Average Balances and Net Interest Income

($ in thousands)

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-earning assets:
Loans, net (1)	$615,689	$50,002	8.12%	$454,395	$31,338	6.90%	$365,377	$21,531	5.89%
Investment securities, tax effected (2)	58,519	3,883	6.64%	40,251	2,674	6.64%	32,896	2,129	6.47%
Interest-earning balances	8,348	353	4.23%	5,497	183	3.33%	8,090	102	1.26%
Other	3,425	235	6.86%	2,870	131	4.56%	2,022	92	4.55%

Total interest-earning assets	685,981	54,473	7.94%	503,013	34,326	6.82%	408,385	23,854	5.84%

Other assets	62,016			46,641			33,702

Total assets	$747,997			$549,654			$442,087

Interest-bearing liabilities:
Deposits:
Demand deposits	141,467	3,947	2.79%	122,317	2,346	1.92%	145,606	2,186	1.50%
Savings deposits	10,739	65	0.61%	10,949	53	0.48%	10,619	21	0.20%
Time deposits	411,878	18,306	4.44%	271,118	9,085	3.35%	165,365	3,829	2.32%
Borrowings	79,241	4,163	5.25%	70,870	3,109	4.39%	56,973	1,993	3.50%

Total interest-bearing liabilities	643,325	26,481	4.12%	475,254	14,593	3.07%	378,563	8,029	2.12%

Non-interest-bearing deposits	51,822			39,856			32,881
Other liabilities	3,900			3,483			2,632
Shareholders’ equity	48,949			31,061			28,011

Total liabilities and stockholders’ equity	$747,997			$549,654			$442,087

Net interest income and interest rate spread (3)		$27,992	3.82%		$19,733	3.75%		$15,825	3.72%

Net interest margin (4)			4.08%			3.92%			3.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	106.63%			105.84%			107.88%

(1)	Average loans include non-accruing loans and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $1.3 million, $953,000 and $683,000 for the years 2006, 2005, and 2004, respectively.
(3)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.

BNC Bancorp

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2006 vs. 2005			Year Ended December 31, 2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, net	$12,112	$6,552	$18,664	$5,692	$4,115	$9,807
Investment securities, tax effected	1,213	(4)	1,209	482	63	545
Interest-earning balances	108	62	170	(60)	141	81
Other	32	72	104	39	—	39

Total interest income	13,465	6,682	20,147	6,153	4,319	10,472

Interest expense:
Deposits
Demand deposits	451	1,150	1,601	(398)	558	160
Savings deposits	(1)	13	12	1	31	32
Time deposits	5,486	3,735	9,221	2,996	2,260	5,256
Borrowings	404	650	1,054	548	568	1,116

Total interest expense	6,340	5,548	11,888	3,147	3,417	6,564

Net interest income increase (decrease)	$7,125	$1,134	$8,259	$3,006	$902	$3,908

BNC Bancorp

Table 4

Non-Interest Income

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Mortgage fees	$605	$512	$526
Service charges	2,446	1,796	1,682
Investment brokerage fees	118	123	286
Increase in cash surrender value of life insurance	562	477	422

Core non-interest income	3,731	2,908	2,916
Gain on sales of investment securities available for sale, net	—	1	149
Other non-interest income	90	73	125

Total non-interest income	$3,821	$2,982	$3,190

BNC Bancorp

Table 5

Non-Interest Expense

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Salaries and employee benefits	$11,584	$7,716	$6,857
Occupancy expense	1,270	808	656
Furniture and equipment expense	804	729	696
Data processing and supply expense	1,073	671	687
Advertising	668	443	358
Insurance, professional and other services	1,586	1,167	988
Telephone and network expense	359	309	312
Other	1,766	1,180	1,309

Total non-interest expense	$19,110	$13,023	$11,863

BNC Bancorp

Table 6

Contractual Obligations and Commitments

(In thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 -5 Years	After 5 Years

Short-term borrowings	$4,673	4,673	$—	$—	$—
Long-term debt	81,713	19,673	6,000	14,000	42,040
Deposits	720,845	595,708	113,039	6,147	5,951

Total contractual cash obligations	$807,231	$620,054	$119,039	$20,147	$47,991

The following table reflects other commitments of the Company outstanding as of December 31, 2006.

	Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 -5 Years	After 5 Years

Lines of credit and loan commitments	$177,890	$32,020	$36,574	$41,157	$68,139
Standby letters of credit	6,605	6,605	—	—	—
Sell loans held for sale	2,168	2,168	—	—	—

Total commitments	$186,663	$40,793	$36,574	$41,157	$68,139

BNC Bancorp

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2006
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total

Interest-earning assets:
Loans	$486,676	$46,538	$533,214	$241,450	$774,664
Interest Rate Swap	(55,000)	—	(55,000)	55,000	—
Loans held for sale	2,168	—	2,168	—	2,168
Securities available for sale	498	1,854	2,352	72,795	75,147
Other earning assets	8,863	—	8,863	—	15,835

Total interest-earning assets	$443,205	$48,392	$491,597	$369,245	$867,814

Interest-bearing liabilities
Interest-bearing demand deposits	$145,074	$—	$145,074	$33,740	$178,814
Time deposits and savings	263,810	153,084	416,894	125,137	542,031
Borrowings	4,673	15,000	19,673	66,713	86,386

	$413,557	$168,084	$581,641	$225,590	$807,231

Interest sensitivity gap	$29,648	$(119,692)	$(90,044)	$143,655	$60,583
Cumulative interest sensitivity gap	29,648	(90,044)	(90,044)	53,611	53,611
Cumulative interest sensitivity gap as a percent of total interest-earning assets	3.42%	-10.38%	-10.38%	6.18%	6.18%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	107.17%	84.52%	84.52%	107.51%	107.51%

BNC Bancorp

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2006		2005		2004		2003		2002
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Real estate loans	444,724	57.4%	316,390	63.4%	273,638	65.1%	164,927	54.3%	141,170	60.5%
Real estate construction loans	203,695	26.3%	108,172	21.7%	70,346	16.7%	34,154	11.2%	19,973	8.6%
Commercial and industrial loans	97,071	12.5%	63,423	12.7%	58,110	13.8%	85,759	28.2%	50,360	21.6%
Loans to individuals	18,140	2.3%	11,262	2.3%	18,744	4.5%	18,892	6.2%	21,677	9.3%
Leases	11,034	1.4%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total loans	$774,664	100.0%	$499,247	100.0%	$420,838	100.0%	$303,732	100.0%	$233,180	100.0%

These classifications are based upon Call Report Classification codes.

BNC Bancorp

Table 9

Loan Maturities

(In thousands)

	At December 31, 2006
	Due within one year	Due after one year but within five	Due after five years	Total

By loan type:
Real estate loans	$77,858	$298,514	$68,352	$444,724
Real estate construction loans	151,417	52,278	—	203,695
Commercial and industrial loans and leases	41,821	58,473	7,811	108,105
Loans to individuals	5,617	12,162	361	18,140

Total	$276,713	$421,427	$76,524	$774,664

By interest rate type:
Fixed rate loans	$60,880	$201,083	$40,367	$302,330
Variable rate loans	215,833	220,344	36,157	472,334

	$276,713	$421,427	$76,524	$774,664

BNC Bancorp

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans	$1,074	$324	$332	$835	$1,700
Accruing loans past due 90 days or more	165	1,193	795	360	—
Restructured loans	—	312	—	—	—

Total nonperforming loans	1,239	1,829	1,127	1,195	1,700
Other real estate owned	1,078	855	540	177	—

Total nonperforming assets	$2,317	$2,684	$1,667	$1,372	$1,700

Allowance for loan losses	$10,400	$6,140	$5,361	$4,598	$4,306
Nonperforming loans to year end loans	0.16%	0.37%	0.27%	0.39%	0.73%
Allowance for loan losses to year end loans	1.34%	1.23%	1.27%	1.51%	1.85%
Nonperforming assets to loans and other real estate	0.30%	0.54%	0.40%	0.45%	0.73%
Nonperforming assets to total assets	0.24%	0.45%	0.34%	0.37%	0.55%
Allowance for loan losses to nonperforming loans	839.39%	335.70%	475.69%	384.77%	253.29%

BNC Bancorp

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2006		2005		2004		2003		2002
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

Real estate loans	$5,970	57.4%	$3,891	63.4%	$3,486	65.1%	$2,499	54.4%	$2,607	60.5%
Real estate construction loans	2,735	26.3%	1,330	21.7%	896	16.7%	517	11.2%	369	8.6%
Commercial and industrial loans	1,300	12.5%	780	12.7%	740	13.8%	1,297	28.2%	930	21.6%
Loans to individuals	249	2.4%	—	2.2%	239	4.5%	285	6.2%	400	9.3%
Leases	146	1.4%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

	$10,400	100.0%	$6,140	100.0%	$5,361	100.0%	$4,598	100.0%	$4,306	100.0%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

BNC Bancorp

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Loans outstanding at the end of the year	$774,664	$499,247	$420,838	$303,732	$233,180

Average loans outstanding during the year	$615,689	$454,395	$365,377	$257,402	$203,333

Allowance for loan losses at beginning of year	$6,140	$5,361	$4,598	$4,306	$2,292
Provision for loan losses	2,655	2,515	1,190	520	820
Allowance acquired in merger of SterlingSouth Bank	2,816	—	—	—	2,200

	11,611	7,876	5,788	4,826	5,312

Loans charged off:
Real estate loans	(738)	(645)	(150)	(150)	(109)
Real estate construction loans	—	(235)	(31)	(105)	(43)
Commercial and industrial loans	(352)	(290)	(56)	(8)	(875)
Loans to individuals	(199)	(618)	(311)	(182)	(74)

Total charge-offs	(1,289)	(1,788)	(548)	(445)	(1,101)

Recoveries of loans previously charged off:
Real estate loans	64	3	10	31	29
Real estate construction loans	—	—	—	—	—
Commercial and industrial loans	8	4	90	177	66
Loans to individuals	6	45	21	9	—

Total recoveries	78	52	121	217	95

Net charge-offs	(1,211)	(1,736)	(427)	(228)	(1,006)

Allowance for loan losses at end of year	$10,400	$6,140	$5,361	$4,598	$4,306

Ratios:
Net charge-offs as a percent of average loans	0.20%	0.38%	0.12%	0.09%	0.49%
Allowance for loan losses as a percent of loans at end of year	1.34%	1.23%	1.27%	1.51%	1.85%

BNC Bancorp

Table 13

Securities Portfolio Composition

(In thousands)

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

December 31, 2006
Available for sale:
U. S. Government agency obligations	$4,407	$29	$—	$4,436
State and municipals	60,989	1,358	8	62,339
Mortgage-backed securities	9,585	174	—	9,759
Other	166	—	—	166

	$75,147	$1,561	$8	$76,700

December 31, 2005
Available for sale:
U. S. Government agency obligations	$—	$—	$—	$—
State and municipals	41,373	941	122	42,192
Mortgage-backed securities	—	—	—	—
Other	297	—	—	297

	$41,670	$941	$122	$42,489

December 31, 2004
Available for sale:
U. S. Government agency obligations	$2,000	$8	$—	$2,008
State and municipals	32,465	657	164	32,958
Mortgage-backed securities	201	11	—	212
Other	250	—	—	250

	$34,916	$676	$164	$35,428

BNC Bancorp

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield (1)

Securities available for sale:

U. S. Government agency obligations
Due within one year	$499	$499	5.53%
Due after one but within five years	3,908	3,937	5.49%
Due after five but within ten years	—	—	0.00%
Due after ten years	—	—	0.00%

	4,407	4,436	5.49%

Mortgage-backed securities
Due within one year	1,674	1,702	5.77%
Due after one but within five years	4,885	4,967	5.76%
Due after five but within ten years	2,573	2,620	5.77%
Due after ten years	453	462	5.79%

	9,585	9,751	5.77%

State and municipals
Due within one year	179	180	4.00%
Due after one but within five years	11,202	11,342	4.29%
Due after five but within ten years	28,055	28,647	4.36%
Due after ten years	21,553	22,178	4.57%

	60,989	62,347	4.42%

Other
Due within one year	—	—	0.00%
Due after one but within five years	—	—	0.00%
Due after five but within ten years	—	—	0.00%
Due after ten years	166	166	2.40%

	166	166	2.40%

Total securities available for sale
Due within one year	2,352	2,381	5.59%
Due after one but within five years	19,995	20,246	4.88%
Due after five but within ten years	30,628	31,267	4.48%
Due after ten years	22,172	22,806	4.58%

	$75,147	$76,700	4.65%

BNC Bancorp

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2006		2005		2004
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Demand deposits	$141,467	2.79%	$122,317	1.92%	$145,606	1.50%
Savings deposits	10,739	0.61%	10,949	0.48%	10,619	0.20%
Time deposits	411,878	4.44%	271,118	3.35%	165,365	2.32%

Total interest-bearing deposits	564,084	3.96%	404,384	2.84%	321,590	1.88%

Non-interest-bearing deposits	51,822	—	39,856	—	32,881	—

Total deposits	$615,906	3.62%	$444,240	2.59%	$354,471	1.70%

BNC Bancorp

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2006
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Time Deposits of $100,000 or more	$166,058	$56,867	$53,893	$92,672	$369,490

BNC Bancorp

Table 17

Borrowings

($ in thousands)

The following table sets forth certain information regarding the Company’s borrowed funds for the dates indicated.

	For the Year Ended December 31,
	2006	2005	2004
Short-term borrowings:
Repurchase agreements and FHLB lines of credit
Balance outstanding at end of period	$4,673	$7,061	$28,275
Maximum amount outstanding at any month end during the period	36,115	28,275	28,275
Average balance outstanding	7,130	11,374	16,258
Weighted-average interest rate during the period	4.61%	2.41%	1.11%
Weighted-average interest rate at end of period	3.41%	2.50%	2.32%
Long-term debt:
Federal Home Loan Bank advances and subordinated debentures
Balance outstanding at end of period	$81,713	$59,496	$45,496
Maximum amount outstanding at any month end during the period	81,713	59,496	45,496
Average balance outstanding	72,111	59,496	40,715
Weighted-average interest rate during the period	5.32%	4.76%	4.44%
Weighted-average interest rate at end of period	5.65%	5.02%	4.55%
Total borrowings:
Balance outstanding at end of period	$86,386	$66,557	$73,771
Maximum amount outstanding at any month end during the period	117,828	87,771	73,771
Average balance outstanding	79,241	70,870	56,973
Weighted-average interest rate during the period	5.25%	4.39%	3.50%
Weighted-average interest rate at end of period	5.53%	4.75%	3.70%

BNC Bancorp

Table 18

Market Risk Sensitive Investments

($ in thousands)

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2006 Occuring in the Indicated Year
	2007	2008	2009	2010	2011	Beyond	Total	Average Interest Rate	Fair Value
Interest-earning assets:
Due from banks	$12,009	$—	$—	$—	$—	$—	$12,009	5.25%	$12,009
Other earning assets	2,168	—	—	—	—	3,626	5,794	5.25%	5,794
Debt securities (1) (2)	2,352	2,363	3,113	2,973	11,546	52,800	75,147	6.49%	76,700
Loans—fixed rate (3)	60,880	74,710	51,247	43,517	31,609	40,367	302,330	7.27%	300,911
Loans—variable rate (3)	215,833	74,063	61,547	71,547	13,187	36,157	472,334	8.33%	472,032

	$293,242	$151,136	$115,907	$118,037	$56,342	$132,950	$867,614	7.74%	$867,446

Interest-bearing liabilities:
NOW and money market deposits	$—	$—	$—	$—	$—	$178,814	$178,814	2.79%	$178,814
Time deposits and savings	416,894	71,774	41,265	6,147	—	5,951	542,031	4.75%	543,087
Subordinated debentures	—	—	—	—	—	31,713	31,713	7.67%	31,189
Borrowings	19,673	6,000	—	9,000	5,000	15,000	54,673	4.16%	55,351

	$436,567	$77,774	$41,265	$15,147	$5,000	$231,478	$807,231	4.39%	$808,441

BNC Bancorp

Table 19

Quarterly Financial Data

($ in thousands, except per share data)

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating Data:
Total interest income	$16,616	$15,026	$11,301	$10,268	$9,651	$8,867	$7,854	$7,001
Total interest expense	8,509	7,548	5,549	4,875	4,343	4,033	3,452	2,765

Net interest income	8,107	7,478	5,752	5,393	5,308	4,834	4,402	4,236
Provision for loan losses	780	645	710	520	900	610	525	480

Net interest income after provision	7,327	6,833	5,042	4,873	4,408	4,224	3,877	3,756
Noninterest income	1,152	1,051	822	796	904	759	702	617
Noninterest expense	5,540	5,522	3,977	4,071	3,622	3,300	3,061	3,040

Income before income taxes	2,939	2,362	1,887	1,598	1,690	1,683	1,518	1,333
Provision for income taxes	898	710	540	468	470	463	411	375

Net income (loss)	$2,041	$1,652	$1,347	$1,130	$1,220	$1,220	$1,107	$958

Per Share Data: (1)
Earnings per share—basic	$0.30	$0.26	$0.28	$0.24	$0.25	$0.25	$0.23	$0.20
Earnings per share—diluted	0.29	0.25	0.26	0.22	0.24	0.24	0.22	0.19

Cash dividends paid	—	—	—	0.15	—	—	—	0.12

Common stock price:
High	18.58	17.96	18.00	17.83	17.65	14.75	14.73	14.69
Low	15.43	16.36	16.32	15.69	14.15	13.09	12.42	13.38

(1)	All per share data has been restated to reflect the dilutive effect of a 10% stock dividend distributed on January 22, 2007.

ITEM 8.	FINANCIAL STATEMENTS

BNC Bancorp

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

BNC BANCORP AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BNC Bancorp

Thomasville, North Carolina

We have audited the accompanying consolidated balance sheets of BNC Bancorp and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the BNC Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina

March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BNC Bancorp

Thomasville, North Carolina

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity and cash flows of BNC Bancorp and Subsidiary for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of BNC Bancorp and Subsidiary for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina

February 23, 2005

CONSOLIDATED BA LANCE SHEETS

December 31, 2006 and 2005

	2006	2005
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$12,688	$8,961
Interest-earning deposits in other banks	12,009	6,294
Securities available for sale	76,700	42,489
Federal Home Loan Bank stock, at cost	3,826	2,569
Loans held for sale	2,168	1,701
Loans	774,664	499,247
Less allowance for loan losses	(10,400)	(6,140)

Net loans	764,264	493,107
Accrued interest receivable	4,813	2,784
Premises and equipment, net	19,622	14,720
Investment in life insurance	19,084	12,319
Goodwill	26,129	3,423
Other assets	10,428	6,183

Total assets	$951,731	$594,550

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$65,932	$39,573
Interest-bearing demand	178,814	118,118
Savings	10,810	10,185
Time deposits of $100,000 and greater	369,490	219,581
Other time	161,731	103,435

Total deposits	786,777	490,892

Short-term borrowings	4,673	7,061
Long-term debt	81,713	59,496
Accrued expenses and other liabilities	6,045	3,987

Total liabilities	879,208	561,436

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 6,099,097 and 4,367,953 issued and outstanding at December 31, 2006 and 2005, respectively	53,086	19,448
Retained earnings	18,595	13,155
Stock in directors rabbi trust	(711)	(503)
Directors deferred fees obligation	711	503
Accumulated other comprehensive income	842	511

Total shareholders’ equity	72,523	33,114

Total liabilities and shareholders’ equity	$951,731	$594,550

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands, except per share data)
Interest Income
Interest and fees on loans	$50,002	$31,338	$21,531
Debt securities:
Taxable	378	27	117
Tax-exempt	2,243	1,694	1,329
Interest on interest-earning balances	353	183	102
Other	235	131	92

Total interest income	53,211	33,373	23,171

Interest Expense
Interest on demand deposits	3,947	2,346	2,186
Interest on savings deposits	65	53	21
Interest on time deposits of $100,000 and greater	12,192	6,481	2,510
Interest on other time deposits	6,114	2,604	1,319
Interest on short-term borrowings	150	432	248
Interest on long-term debt	4,013	2,677	1,745

Total interest expense	26,481	14,593	8,029

Net Interest Income	26,730	18,780	15,142
Provision for loan losses	2,655	2,515	1,190

Net interest income after provision for loan losses	24,075	16,265	13,952

Non-Interest Income
Mortgage fees	605	512	526
Service charges	2,446	1,796	1,682
Investment brokerage fees	118	123	286
Increase in cash surrender value of life insurance	562	477	422
Gain on sale of investment securities available for sale	—	1	149
Other	90	73	125

Total non-interest income	3,821	2,982	3,190

Non-Interest Expense
Salaries and employee benefits	11,584	7,716	6,857
Occupancy	1,270	808	656
Furniture and equipment	804	729	696
Data processing and supply	1,073	671	687
Advertising	668	443	358
Insurance, professional and other services	1,586	1,167	988
Telephone and network	359	309	312
Other	1,766	1,180	1,309

Total non-interest expense	19,110	13,023	11,863

Income before income tax expense	8,786	6,224	5,279

Income tax expense	2,616	1,719	1,474

Net income	$6,170	$4,505	$3,805

Basic net income per share	$1.09	$.94	$.79

Diluted net income per share	$1.04	$.88	$.75

See accompanying notes.	F-5

CONSOLIDATED STATEMENTS OF C OMPREHENSIVE INCOME

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
Net income	$6,170	$4,505	$3,805

Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available for sale securities	734	308	148
Tax effect	(268)	(112)	(57)
Reclassification of gains recognized in net income	—	(1)	(149)
Tax effect	—	—	57

Net of tax amount	466	195	(1)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(220)	(15)	—
Tax effect	85	6	—

Net of tax amount	(135)	(9)	—

Total other comprehensive income (loss)	331	186	(1)

Comprehensive income	$6,501	$4,691	$3,804

See accompanying notes.	F-6

CONSOLIDAT ED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

	Common stock		Retained	Stock in directors	Directors deferred fees	Accumulated other com- prehensive	Total
	Shares	Amount	earnings	rabbi trust	obligation	income
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2003	3,492,035	$20,725	$5,442	$(303)	$303	$326	$26,493
Net income	—	—	3,805	—	—	—	3,805
Other comprehensive income, net of tax	—	—	—	—	—	(1)	(1)
Directors deferred fees	—	—	—	(124)	124	—	—
Common stock issued pursuant to:
Stock options exercised	40,710	189	—	—	—	—	189
Current income tax benefit.	—	22	—	—	—	—	22
Shares traded to exercise options	(8,840)	(151)	—	—	—	—	(151)
Purchases and retirement of common stock	(43,357)	(752)	—	—	—	—	(752)
Cash dividends $.12 per share	—	—	(568)	—	—	—	(568)

Balance, December 31, 2004	3,480,548	20,033	8,679	(427)	427	325	29,037
Net income	—	—	4,505	—	—	—	4,505
Other comprehensive income, net of tax	—	—	—	—	—	186	186
Directors deferred fees	—	—	—	(76)	76	—	—
Common stock issued pursuant to:
Five-for-four stock split effected as a 25% stock dividend	873,497	—	(29)	—	—	—	(29)
Stock options exercised	58,919	283	—	—	—	—	283
Current income tax benefit.	—	54	—	—	—	—	54
Shares traded to exercise options	(11,417)	(225)	—	—	—	—	(225)
Purchases and retirement of common stock	(33,594)	(697)	—	—	—	—	(697)

Balance, December 31, 2005	4,367,953	19,448	13,155	(503)	503	511	33,114
Net income	—	—	6,170	—	—	—	6,170
Other comprehensive income, net of tax	—	—	—	—	—	331	331
Directors deferred fees	—	—	—	(208)	208	—	—
Common stock issued pursuant to:
Business combination	1,686,370	33,453	—	—	—	—	33,453
Stock options exercised	51,551	222	—	—	—	—	222
Current income tax benefit.	—	83	—	—	—	—	83
Shares traded to exercise options	(5,987)	(117)	—	—	—	—	(117)
Stock-based compensation	11,000	222	—	—	—	—	222
Purchases and retirement of common stock	(11,790)	(225)	—	—	—	—	(225)
Cash dividends of $ .16 per share	—	—	(730)	—	—	—	(730)

Balance, December 31, 2006	6,099,097	$53,086	$18,595	$(711)	$711	$842	$72,523

See accompanying notes.	F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
Operating Activities
Net income	$6,170	$4,505	$3,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,097	843	653
Amortization (accretion) of premiums and discounts, net	(3)	(323)	206
Amortization of core deposit intangible	115	20	25
Stock-based compensation	222	—	—
Provision for loan losses	2,655	2,515	1,190
Provision for deferred income taxes (benefit)	(1,767)	(376)	(228)
Increase in cash surrender value life insurance	(562)	(477)	(422)
Gain on sale of securities	—	(1)	(149)
Gain (loss) on disposal of premises and equipment	—	21	(1)
Gain (loss) on sales of foreclosed assets	(46)	(12)	67
Gain on sale of loans	(605)	(512)	(526)
Origination of loans held for sale	(30,250)	(30,026)	(28,412)
Proceeds from sales of loans held for sale	30,388	30,731	28,036
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,572)	(916)	(364)
Increase in other assets	4,221	(273)	(1,031)
Increase (decrease) in accrued expenses and other liabilities	510	1,322	705

Net cash provided by operating activities	10,573	7,041	3,554

Investing Activities
Purchases of securities available for sale	(18,684)	(12,075)	(11,645)
Proceeds from sales of securities available for sale	—	3,013	4,689
Proceeds from calls and maturities of securities available for sale	3,958	2,631	3,141
Purchases (sales) of Federal Home Loan Bank stock	(267)	468	(1,192)
Investment in life insurance	(3,014)	(129)	(2,282)
Net increase in loans	(133,809)	(82,657)	(118,622)
Purchases of premises and equipment	(3,484)	(3,746)	(2,751)
Proceeds from disposal of premises and equipment	—	—	31
Proceeds from sales of foreclosed assets	2,308	2,209	636
Net cash used in business combination	(1,226)	—	—

Net cash used by investing activities	(154,218)	(90,286)	(127,995)

Financing Activities
Net increase in deposits	154,435	99,412	94,738
Net increase (decrease) in short-term borrowings	(7,798)	(13,214)	15,740
Net increase in long-term debt	7,217	6,000	11,341
Proceeds from exercise of stock options	105	58	38
Tax benefit from exercise of stock options	83	—	—
Purchase and retirement common stock	(225)	(697)	(752)
Cash dividends paid	(730)	(578)	(501)
Cash in lieu of fractional shares	—	(8)	—

Net cash provided by financing activities	153,087	90,973	120,604

Net increase (decrease) in cash and cash equivalents	9,442	7,728	(3,837)
Cash and cash equivalents, beginning of year	15,255	7,527	11,364

Cash and cash equivalents, end of year	$24,697	$15,255	$7,527

Supplemental Statement of Cash Flows Disclosure
Interest paid	$25,146	$14,076	$7,689
Income taxes paid	2,787	2,049	1,421

Summary of Noncash Investing and Financing Activities
Increase (decrease) in fair value of securities available for sale, net of tax	$466	$195	$(1)
Decrease in fair value of cash flow hedge, net of tax	(135)	(9)	—
Transfer of loans to foreclosed assets	2,485	2,512	1,089
Dividends declared	—	—	556

See accompanying notes.	F-8

NOTES TO CONSOLIDATE D FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

Bank of North Carolina was incorporated and began banking operations in 1991. The Bank is engaged in commercial banking predominantly in Davidson, Forsyth, Guilford and Randolph Counties, North Carolina, operating under the Banking Laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Davidson and Randolph Counties.

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

Federal regulations require financial institutions to set aside a specified amount as a reserve against transaction accounts and time deposits. At December 31, 2006, there was no reserve required.

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

December 31, 2006, 2005 and 2004

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Gains and losses on the sale of securities are determined using the specific identification method and are included in non-interest income on a trade date basis.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), the Company is required to maintain an investment in the stock of the FHLB. This stock is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2006 and 2005.

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

December 31, 2006, 2005 and 2004

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

Accumulated other comprehensive income at December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
	(Amounts in thousands)
Unrealized holding gains - investment securities available for sale	$1,553	$819	$512
Deferred income taxes	(567)	(299)	(187)

Net unrealized holding gains - investment securities available for sale	986	520	325

Unrealized holding losses - cash flow hedge instruments	(235)	(15)	—
Deferred income taxes	91	6	—

Net unrealized holding losses - cash flow hedge instruments	(144)	(9)	—

Total accumulated other comprehensive income	$842	$511	$325

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required companies to cease amortizing goodwill and established a new method for testing goodwill for impairment on an annual basis. In accordance with provisions of SFAS No. 142, all goodwill resulting from the acquisition during the year ended December 31, 2006 will not be amortized. However, the other intangible assets, which consisted of premiums on purchased core deposits which will be amortized over ten years using the straight-line method. The carrying amount of goodwill and other intangible assets at December 31, 2006 amounted to $26.1 million and $2.3 million, respectively.

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

Net Income Per Share

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for a 10% stock dividend distributed on January 22, 2007. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2006	2005	2004
Weighted average number of common shares used in computing basic net income per share	5,658,196	4,798,869	4,788,713

Effect of dilutive stock options	296,267	294,458	310,966

Effects of restricted stock	3,015	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	5,957,478	5,093,327	5,099,679

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

For the years ended December 31, 2006, 2005 and 2004 there were no antidilutive options.

Stock Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 Accounting for Stock Based Compensation, and supersedes Accounting Principals Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The impact of the adoption of SFAS 123(R) is as follows:

For the year ended December 31, 2006
Income before income tax expense	$(222,000)
Net income	$(222,000)

Cash flow from operating activities	$(83,000)
Cash flow provided by financing activities	$83,000

Basic earnings per share	$(0.04)
Diluted earnings per share	$(0.04)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$4,505	$3,805
Deduct: Total stock-based employee compensation expense, net of tax	(126)	(193)

Pro forma net income	$4,379	$3,612

Net income per share:
As reported:
Basic	$.94	$.79
Diluted	$.88	$.75
Pro forma:
Basic	$.91	$.74
Diluted	$.85	$.70

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

Recent Accounting Pronouncements

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140 provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires recognition on the balance sheet of a plan’s overfunded or underfunded status with an offset to comprehensive income. This statement also requires, with limited exceptions, that the funded status of the plan be determined as of the employer’s fiscal year end. The balance sheet recognition provisions of SFAS 158 are effective for entities with publicly traded equity securities for years ending after December 15, 2006 and for all other entities for years ending after June 15, 2007. The Company does not anticipate that this statement will have an impact on the Company’s financial position, results of operations and cash flows.

FIN 48 – In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

SAB 108 – In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statements misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over-methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of October 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 will not have a material financial impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

EITF 06-4 – The Emerging Issues Task Force (“EITF”) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The effects of this EITF have not yet been evaluated.

EITF 06-5 – The EITF reached a consensus at its September 2006 meeting regarding EITF 06-5, Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-5. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has not yet evaluated the effects of this EITF.

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

NOTE B - BUSINESS COMBINATION

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

The following table reflects the unaudited pro forma combined results of operations for the twelve months ended December 31, 2006 and 2005, assuming the acquisition had occurred at the beginning of fiscal year 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

	(Unaudited)
	2006	2005
	(Amounts in thousands)
Net interest income	$30,039	$23,753
Net income	6,950	5,495

Net income per share:
Basic	$1.04	$.83
Diluted	1.00	.79

The pro forma net income for the twelve months ended December 31, 2006 does not reflect approximately $2.1 million and $219,000 in after tax merger related costs incurred by SterlingSouth and the Company, respectively. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2005.

A summary of the total purchase price of the transaction is as follows:

(In thousands)
Fair value of common stock issued	$32,051
Fair value of common stock options issued	1,402
Cash paid for shares and warrants	3,172
Transaction costs paid in cash	638

Total purchase price	$37,263

A summary of the fair value of the assets acquired and liabilities assumed is as follows:

(In thousands)
Cash and cash equivalents	$2,584
Investment securities available for sale	18,799
Loans receivable, net	142,357
Bank premises and equipment	2,503
Deferred tax asset	1,363
Goodwill	22,706
Core deposit intangible	2,370
Other assets	7,506
Deposits	(141,370)
Borrowings	(20,410)
Other liabilities	(1,145)

Net assets acquired	37,263
Less: Equity adjustment	(33,453)

Cash consideration paid	$3,810

Net cash paid in acquisition	$1,226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE C - SECURITIES

The amortized cost and estimated fair values of securities as of December 31 are as follows:

2006	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:	(Amounts in thousands)
U.S. Government agency obligations	$4,407	$29	$—	$4,436
State and municipals	60,989	1,358	8	62,339
Mortgage-backed	9,585	174	—	9,759
Other	166	—	—	166

	$75,147	$1,561	$8	$76,700

2005	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:	(Amounts in thousands)
U.S. Government agency obligations	$—	$—	$—	$—
State and municipals	41,373	941	122	42,192
Mortgage-backed	—	—	—	—
Other	297	—	—	297

	$41,670	$941	$122	$42,489

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005. At December 31, 2006, the unrealized losses relate to three State and municipal securities which had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations and it is management’s intent and ability to hold these securities until maturity, none of the securities are deemed to be other than temporarily impaired. The temporarily impaired securities as of December 31, 2006 and 2005 are as follows:

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$-	$-	$1,361	$8	$1,361	$8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$9,038	$86	$3,810	$36	$12,848	$122

The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual maturity and projected cash flows, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(Amounts in thousands)
Due within one year	$2,352	$2,381
After one year through five years	19,995	20,246
After five years through ten years	30,628	31,267
Over ten years	22,172	22,806

	$75,147	$76,700

Proceeds from sales of securities available for sale during 2005 and 2004 amounted to $3.0 million and $4.7 million, respectively, resulting in gross gains of $1,000 and $149,000, respectively, and no gross losses. There were no sales of securities available for sale during 2006.

At December 31, 2006 and 2005, securities with an estimated fair value of approximately $20.0 million and $16.5 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31 are summarized below:

	2006	2005
	(Amounts in thousands)
Real estate mortgage loans	$444,724	$316,390
Real estate construction loans	203,695	108,172
Commercial and industrial loans	97,071	63,423
Loans to individuals	18,140	11,262
Leases	11,034	—

	774,664	499,247
Less allowance for loan losses	10,400	6,140

	$764,264	$493,107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The Company’s lending is concentrated primarily in Davidson, Randolph, Forsyth and Guilford Counties and the surrounding communities in which it operates. The Company has loan and deposit relationships with its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a summary of loans to executive officers, directors, and their affiliates for the year ended December 31, 2006 in thousands:

Balance at beginning of year		$6,594
Loans acquired from SterlingSouth		7,964
Additional borrowings during the year		4,025
Loan repayments during the year		(271)

Balance at end of year	$	_18,312

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

At December 31, 2006, the Company had pre-approved but unused lines of credit totaling $5.0 million to executive officers, directors and their affiliates.

A summary of activity in the allowance for loan losses for the years ended December 31 is as follows:

	2006	2005	2004
	(Amounts in thousands)
Balance at beginning of year	$6,140	$5,361	$4,598
Provision charged to operations	2,655	2,515	1,190
Loans charged off	(1,289)	(1,788)	(548)
Recoveries	78	52	121
Allowance recorded in merger of SterlingSouth	2,816	—	—

Balance at end of year	$10,400	$6,140	$5,361

At December 31, 2006 and 2005, the recorded investment in loans considered impaired totaled $1.1 million and $324,000, respectively, with corresponding valuation allowances of $171,000 and $81,000, respectively. For the years ended December 31, 2006 and 2005, the average recorded investment in impaired loans was approximately $1.4 million and $907,000, respectively. Restructured loans amounted to $312,000 at December 31, 2005. There were no restructured loans at December 31, 2006. The amount of interest recognized on impaired and restructured loans during the portion of the year that they were impaired was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2006	2005
	(Amounts in thousands)
Land	$5,176	$3,867
Buildings and improvements	13,195	10,093
Furniture and equipment	7,875	5,715

	26,246	19,675
Less accumulated depreciation and amortization	6,624	4,955

	$19,622	$14,720

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $1.1 million, $832,000 and $649,000, respectively.

NOTE F - GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2006 and 2005:

	2006	2005
	(Amounts in thousands)
Goodwill, beginning of year	$3,423	$3,423
Goodwill acquired during the year	22,706	—

Goodwill, end of year	$26,129	$3,423

Other intangibles – gross	$2,524	$154
Less accumulated amortization	209	94

Other intangibles – net	$2,315	$60

Other intangibles amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $115,000, $20,000 and $25,000, respectively. The following table presents estimated amortization expense for other intangibles.

Estimated Amortization Expense
(Amounts in thousands)
For the Year Ended December 31:
2007	$251
2008	248
2009	246
2010	247
2011	218
Thereafter	1,105

$2,315

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE G - DEPOSITS

At December 31, 2006, the scheduled maturities of time deposits are as follows (amounts in thousands):

2007	$440,991
2008 - 2009	75,741
2010 - 2011	14,489

Total	$531,221

NOTE H - SHORT-TERM BORROWINGS

The Company may purchase federal funds through an unsecured federal funds guidance line of credit totaling $40.0 million, with no outstanding borrowings as of December 31, 2006 and 2005. This line is intended for short-term borrowings and is subject to restrictions limiting the frequency and terms of advances. This line of credit is payable on demand and bears interest based upon the daily federal funds rate.

Included in short-term borrowings are repurchase agreements with outstanding balances of $4.7 million and $7.1 million at December 31, 2006 and 2005, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

In addition, the Company utilizes short-term borrowings from FHLB and bears interest based upon the daily federal funds rate. There were no outstanding balances as of December 31, 2006 and 2005. The line of credit is secured as discussed below for other FHLB advances.

NOTE I - LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 consisted of the following fixed rate advances from FHLB:

Maturity	Interest rate	2006	2005
		(Amounts in thousands)
December 2007	4.21%	$15,000	$—
April 2008	4.36%	6,000	6,000
March 2010	5.71%	5,000	5,000
March 2010	5.92%	4,000	4,000
February 2011	4.36%	3,000	3,000
February 2011	4.84%	2,000	2,000
March 2013	2.85%	5,000	5,000
May 2013	2.74%	5,000	5,000
October 2013	3.18%	5,000	5,000

		$50,000	$35,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The above advances have been made against a $142.8 million line of credit secured by a blanket floating lien on qualifying first mortgage loans in the amount of $87.8 million. Advances must be adequately collateralized. The weighted average rate for advances outstanding at December 31, 2006 and 2005 was 4.16% and 4.15%, respectively.

In September 2006, $7.0 million of trust preferred securities were placed through BNC Capital Trust IV. The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Debentures issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 1.70%. The dividends paid to holders of the trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on December 15, 2011 or afterwards in whole or in part, on any December 30, March 30, June 30 or September 30. Redemption is mandatory at December 30, 2036. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities quality as Tier I capital for regulatory capital purposes subject to certain limitations.

A description of the junior subordinated debentures outstanding at December 31, 2006 and 2005 is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2006	2005
					(In thousands)
Bank of NC	6/07/2005	8,000	Libor plus	7/07/2015	$8,000	$8,000
			1.80%

BNC Bancorp	4/03/2003	5,000	Libor plus	4/15/2033	5,155	5,155
Capital Trust I			3.25%

BNC Bancorp	3/11/2004	6,000	Libor plus	4/07/2034	6,186	6,186
Capital Trust II			2.80%

BNC Bancorp	9/23/2004	5,000	Libor plus	9/23/2034	5,155	5,155
Capital Trust III			2.40%

BNC Bancorp	9/27/2006	7,000	Libor plus	12/31/2036	7,217	—

Capital Trust IV			1.70%
					$31,713	$24,496

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The junior subordinated debentures issued by the Bank of North Carolina are classified as Tier II capital for regulatory purposes. The junior subordinated debentures issued by the trusts currently qualify as Tier I capital for the Company, and constitute a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities.

NOTE J - INCOME TAXES

Income tax expense is summarized as follows for the years ended December 31:

	2006	2005	2004
	(In thousands)
Current:
Federal	$2,203	$1,622	$1,355
State	625	473	347

Total current	2,828	2,095	1,702

Deferred:
Federal	(236)	(392)	(246)
State	24	16	18

Total current	(212)	(376)	(228)

Total income tax expense	$2,616	$1,719	$1,474

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% was as follows for the years ended December 31:

	2006	2005	2004
	(In thousands)
Pre-tax income	$8,786	$6,224	$5,279

Tax at statutory federal rate	$2,987	$2,116	$1,795

State income tax, net of federal benefit	428	322	265
Tax exempt interest income	(648)	(512)	(440)
Income from life insurance	(186)	(162)	(163)
Other	36	(45)	17

	$2,616	$1,719	$1,474

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Significant components of deferred tax assets and liabilities at December 31 were as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,739	$2,067
Net operating losses carryforwards	1,094	688
Deferred compensation	1,125	821
Interest rate swap	63	6
Loans	393	—
Investments	277	—
Other	67	46

Total deferred tax assets	6,758	3,628

Deferred tax liabilities:
Premises and equipment	246	146
Leasing activities	720	—
Unrealized gain on securities	567	305
Core deposit intangibles	892	—
Deposits	61	—
Other	53	126

Total deferred tax liabilities	2,539	577

Net deferred tax asset	$4,219	$3,051

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.

The Company has net operating loss carryforwards of approximately $3.2 million, which were acquired in the mergers of Independence Bank and SterlingSouth Bank & Trust. These loss carryforwards expire at various dates through 2026.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. The Company matches 100% of such contributions up to 6% of the participant’s compensation. The plan provides that employees’ contributions are 100% vested at all times, and the Company’s contributions vest at 20% each year after the second year of service. The expense related to the plan for the years ended December 31, 2006, 2005 and 2004 was $436,000, $284,000 and $247,000, respectively.

NOTE L - SHARE-BASED COMPENSATION

The Company maintains a nonqualified stock option plan for directors and a qualified incentive stock option plan for key employees. Options granted under the nonqualified plan vest immediately and expire ten years after the grant date. Options granted under the qualified plan vest ratably over a five year period and expire ten years after the grant date. At December 31, 2006, the number of shares available for grant under the nonqualified and qualified plans were -0- and 5,302, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

During 2004 the Company adopted, with shareholder approval in 2004, the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan. The Compensation Committee may grant or award eligible participants options, rights to receive restricted shares of common stock, and or stock appreciation rights (collectively referred to herein as “Rights”). This plan makes available 206,250 grants of Rights, subject to appropriate adjustment for stock splits, stock combinations, reclassifications and similar changes. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant. During 2005, the Company awarded 89,375 options that had a vesting schedule until February 2008 tied to the Company stock attaining certain prices prior to that date. The schedule is as follows: 25% vesting once the Company stock price is at $21.81, 40% at $23.27, 60% at $24.72, 80% at $26.18, and 100% at $29.09. As of December 31, 2006, there were no options vested and the aggregate number of rights available for issuance under this plan amounted to 71,500.

The share-based awards granted under the aforementioned plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the plans due to their dissimilar characteristics. The Company funds the option shares and restricted stock from unauthorized but un-issued shares.

Stock Option Plans

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the year ended December 31, 2006 and 2005.

	2006	2005
Assumptions in estimating option values:
Risk-free interest rate	4.99%	4.21%
Dividend yield	0.97%	0.93%
Volatility	42.39%	39.97%
Expected life	5 years	10 years

A summary of option activity under the stock option plans as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below, giving the effects to the 10% stock dividend distributed on January 22, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding December 31, 2005	571,142	$6.41
Granted	—	—
Issued in acquisition of SterlingSouth	140,195	8.46
Exercised	(56,708)	3.92
Forfeited	(151)	5.95

Outstanding December 31, 2006	660,478	7.06	4.55 years	$7,612

Exercisable December 31, 2006	571,103	6.03	4.55 years	$7,170

For the year ended December 31, 2006, the intrinsic value of options exercised and fair value of options vested amounted to $675,000 and $108,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2006 was $105,000. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $83,000 for the year ended December 31, 2006.

Stock Awards

A summary of the status of the Company’s non-vested stock awards as of December 31, 2006, and changes during the year then ended is presented below:

	Shares	Weighted average grant date fair value
Non-vested – December 31, 2005	—	$—
Granted	12,100	16.52
Vested	6,874	16.52
Forfeited	—	—

Non-vested – December 31, 2006	5,226	$16.52

The total fair value of restricted stock grants issued during the year ended December 31, 2006 was $200,000. The fair value of restricted stock grants vested during the period was $114,000.

As of December 31, 2006, there was $86,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.50 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE M - EMPLOYMENT AGREEMENTS

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

NOTE N - DIRECTOR AND EXECUTIVE OFFICER BENEFIT PLANS

The Company during 2004 entered into Salary Continuation Agreements with its chief executive officer and two other executive officers. These agreements replace the existing Supplemental Executive Retirement Plans for these executives. All of the Salary Continuation Agreements provide for lifetime benefits to be paid to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions of $572,000 in 2006, $441,000 in 2005 and $307,000 in 2004 were expensed for future benefits to be provided under these plans. The corresponding liability related to this plan was $2.0 million and $1.4 million as of December 31, 2006 and 2005, respectively.

The Company also has a deferred compensation plan for its directors. Expense provided under the plan totaled $202,000, $102,000 and $102,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose. At December 31, 2006 and 2005, the trust held 61,055 and 49,179 shares of Company common stock, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2006 and 2005, the Bank met its capital adequacy requirements as set forth below:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:	(Amounts in thousands)
Total Capital (to Risk- Weighted Assets)	$84,030	10.23%	$65,731	8.00%	$82,163	10.00%
Tier I Capital (to Risk- Weighted Assets)	65,750	8.00%	32,865	4.00%	49,298	6.00%
Tier I Capital (to Average Assets)	65,750	7.40%	35,525	4.00%	44,407	5.00%

As of December 31, 2005:

Total Capital (to Risk- Weighted Assets)	$59,862	11.27%	$42,477	8.00%	$53,097	10.00%
Tier I Capital (to Risk- Weighted Assets)	45,722	8.61%	21,239	4.00%	31,858	6.00%
Tier I Capital (to Average Assets)	45,722	7.92%	23,085	4.00%	28,857	5.00%

The Company is also subject to these capital requirements. At December 31, 2006 and 2005, the Company’s capital amounts are as follows:

	2006	2005
Total capital to risk-weighted assets	10.57%	11.31%
Tier I capital to risk-weighted assets	8.35%	8.63%
Tier I capital to average assets	7.70%	7.89%

NOTE P - DERIVATIVES

Derivative Financial Instruments

The Company utilizes stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheets as derivative assets and derivative liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

At December 31, 2006 and 2005, the information pertaining to the outstanding interest rate swap agreements used to hedge variable rate loans is as follows (dollar amounts in thousands):

	2006	2005
Notional amount	$55,000	$25,000
Weighted average pay rate	8.25%	7.00%
Weighted average receive rate	7.85%	7.77%
Weighted average maturity in years	4.2	5.0
Unrealized loss relating to interest rate swaps	$(235)	$(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

This agreement requires the Company to make payments at a variable rate determined by a specified index (prime) in exchange for receiving payments at a fixed rate. The unrealized losses are included in other liabilities and other comprehensive income, net of tax, in the accompanying consolidated balance sheet.

Risk management results for the year ended December 31, 2006 and 2005 related to the balance sheet hedging of variable rate loans indicate that the hedges were considered 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

NOTE Q - OFF-BALANCE SHEET RISK

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

At December 31, 2006 and 2005, outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk were as follows:

	2006	2005
	(In thousands)
Commitments under unfunded loans and lines of credit	$177,890	$98,570
Standby letters of credit	6,605	2,114
Commitments to sell loans held for sale	2,168	1,701

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

Financial Instruments with Off-Balance Sheet Risk

The fair value of financial instruments with off-balance sheet risk discussed in Note O is not material.

The following table reflects the estimated fair values and carrying values at December 31:

	2006		2005
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$24,697	$24,697	$15,255	$15,255
Securities available for sale	76,700	76,700	42,489	42,489
Federal Home Loan Bank stock	3,826	3,826	2,569	2,569
Loans held for sale	2,168	2,168	1,701	1,701
Loans receivable, net	764,264	762,543	493,107	492,400
Accrued interest receivable	4,813	4,813	2,784	2,784
Investment in life insurance	19,084	19,084	12,319	12,319

Financial liabilities:
Demand deposits and savings	$255,556	$255,556	$167,876	$167,876
Time deposits	531,221	532,277	323,016	321,315
Short-term borrowings	4,673	4,673	7,061	7,061
Long-term debt	81,713	81,867	59,496	60,029
Accrued interest payable	2,502	2,502	1,156	1,156

On-balance sheet derivative financial instruments:
Interest rate swap agreement:
Liabilities	$235	$235	$15	$15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE Q - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of BNC Bancorp as of and for the years ended December 31, 2006 and 2005 (In thousands):

Condensed Statements of Financial Condition

December 31, 2006 and 2005

	2006	2005
Assets
Cash	$128	$22
Investment in subsidiaries	95,983	50,212
Other assets	294	304

Total assets	$96,405	$50,538

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$169	$928
Subordinated debentures	23,713	16,496

Total liabilities	23,882	17,424

Shareholders’ equity:
Common stock	53,086	19,448
Retained earnings	18,595	13,155
Accumulated other comprehensive income	842	511

	72,523	33,114

Total liabilities and shareholders’ equity	$96,405	$50,538

Condensed Statements of Operations

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Dividends from bank subsidiary	$6,780	$1,568	$3,549
Equity in undistributed earnings of bank subsidiary	896	3,987	809
Interest expense	(1,463)	(1,050)	(531)
Non-interest expense	(43)	—	(22)
Income tax benefit	—	—	—

Net income	$6,170	$4,505	$3,805

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Condensed Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Operating activities:
Net income	$6,170	$4,505	$3,805
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(896)	(3,987)	(809)
Amortization	12	11	(4)
Stock-based compensation	114	—	—
Increase in other assets	(2)	(8)	—
Increase in other liabilities	87	47	168

Net cash provided by operating activities	5,485	568	3,160

Investing activities:
Investment in subsidiaries	(7,173)	(36)	(11,341)
Consideration used in business combination	(3,810)	—	—

Net cash used by investing activities	(10,983)	(36)	(11,341)

Financing activities:
Due (from) to subsidiaries	(846)	715	(1,800)
Debt issuance costs	—	—	(145)
Proceeds from subordinated debentures	7,217	—	11,341
Proceeds from exercise of stock options	105	58	38
Tax benefit from exercise of stock options	83	—	—
Purchase and retirement of common stock	(225)	(697)	(752)
Cash dividends paid	(730)	(578)	(501)
Cash paid in lieu of fractional shares	—	(8)	—

Net cash provided (used) by financing activities	5,604	(510)	8,181

Net increase in cash and cash equivalents	106	22	—

Cash and cash equivalents, beginning	22	—	—

Cash and cash equivalents, ending	$128	$22	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Directors and Executive Officers. The information concerning the Company’s directors and executive officers required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act by our directors, officers, and ten percent shareholders required by this Item 10 is incorporated by reference from the Company’s definitive proxy statement, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

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

The information concerning compensation and other matters required by this Item 11 is incorporated herein by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by the Item 12 is incorporated herein by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

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

The information concerning certain relationships and related transactions and director independence required by this Item 13 is incorporated herein by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services required by this Item 14 is incorporated herein by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this

Form 10-K.

(a)(2) NA

(a)(3) See Exhibits 10(i)(a) through 10(vii)(d) below.

15(b) Exhibits

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

Exhibit (10)(i)(d)      Employment Agreement dated as of July 21, 2006 among BNC Bancorp, Bank of North Carolina and Ralph N. Strayhorn III, incorporated herein by reference to Exhibit (10)(i)(d) to the Form 8-K filed with the SEC on July 21, 2006.

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

Exhibit(10)(ii)(d)     Salary Continuation Agreement dated as of July 21, 2006 between Bank of North Carolina and Ralph N. Strayhorn III(10)(ii)(d), incorporated herein by reference to Exhibit (10)(i)(d) to the Form 8-K filed with the SEC on July 21, 2006.

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

Exhibit (10)(vi)(d)    Endorsement Split Dollar Agreement dated as of July 21, 2006 between Bank of North Carolina and Ralph N. Strayhorn III, incorporated herein by reference to Exhibit (10)(vi)(d) to the Form 8-K filed with the SEC on July 21, 2006.

Exhibit (10)(vii)       BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated herein by reference to Exhibit (10)(vii) of Form 10-K filed with the SEC on March 31, 2005.

Exhibit (10)(vii)(d)  Restricted Stock Grant Agreement dated July 21, 2006 among BNC Bancorp, Bank of North Carolina and Ralph N. Strayhorn III, incorporated herein by reference to Exhibit (10)(vii)(d) to the Form 8-K filed with the SEC on July 21, 2006.

Exhibit (11)              Statement Re: Computation of Per Share Earnings (included herein on Page F-10)

Exhibit (14)              Code of Ethics

Exhibit (23i)             Consent of Cherry Bekaert & Holland LLP

Exhibit (23ii)            Consent of Dixon Hughes PLLC

Exhibit (31)(i)          Rule 13a-14(a)\15d-14(a) Certifications.

Exhibit 31(ii)            Rule 13a-14(a)\15d-14(a) Certifications.

Exhibit (32)              Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNC BANCORP

	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
Date: March 30, 2007		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ W. Swope Montgomery, Jr. W. Swope Montgomery, Jr.	President, Chief Executive Officer and Director	March 30, 2007

/s/ David B. Spencer David B. Spencer	Executive Vice President, and Chief Financial Officer	March 30, 2007

/s/ Richard D. Callicutt, II Richard D. Callicutt, II	Executive Vice President, Chief Operating Officer, and Director	March 30, 2007

/s/ Ralph N. Strayhorn, III Ralph N. Strayhorn, III	Executive Vice President, Chief Administrative Officer, and Director	March 30, 2007

/s/ Lenin J. Peters, M.D.	Director	March 30, 2007
Lenin J. Peters, M.D.

/s/ Thomas R. Smith, CPA	Director	March 30, 2007
Thomas R. Smith, CPA

/s/ Colon E. Starrett	Director	March 30, 2007
Colon E. Starrett

/s/ W. Groome Fulton, Jr.	Director	March 30, 2007
W. Groome Fulton, Jr.

/s/ Larry L. Callahan	Director	March 30, 2007
Larry L. Callahan

/s/ Joseph M. Coltrane, Jr.	Director	March 30, 2007
Joseph M. Coltrane, Jr.

/s/ Charles T. Hagan, III	Director	March 30, 2007
Charles T. Hagan, III

/s/ Randall R. Kaplan	Director	March 30, 2007
Randall R. Kaplan

/s/ Thomas R. Sloan	Director	March 30, 2007
Thomas R. Sloan

/s/ Robert A. Team	Director	March 30, 2007
Robert A. Team

/s/ D. Vann Williford	Director	March 30, 2007
D. Vann Williford

/s/ Richard F. Wood	Director	March 30, 2007
Richard F. Wood