Form 10-Q
period 2007-03-31
BNC BANCORP
filed 2007-05-14
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 10, 2007, the registrant had outstanding 6,840,523 shares of Common Stock, no par value.

PART I. FINANCIAL INFORMATION

Item 1—Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$15,231	$12,688
Interest-earning deposits in other banks	8,063	12,009
Securities available for sale	77,918	76,700
Federal Home Loan Bank stock, at cost	3,961	3,826
Loans held for sale	2,628	2,168
Loans	805,519	774,664
Less allowance for loan losses	(10,747)	(10,400)

Net loans	794,772	764,264
Accrued interest receivable	4,699	4,813
Premises and equipment, net	21,436	19,622
Investment in life insurance	19,299	19,084
Goodwill	26,129	26,129
Other assets	10,666	10,428

Total assets	$984,802	$951,731

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$70,660	$65,932
Interest-bearing demand	184,422	178,814
Savings	11,366	10,810
Time deposits of $100,000 and greater	362,401	369,490
Other time	182,834	161,731

Total deposits	811,953	786,777

Short-term borrowings	6,297	4,673
Long-term debt	86,713	81,713
Accrued expenses and other liabilities	5,964	6,045

Total liabilities	910,927	879,208

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 6,832,716 and 6,099,097 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	63,811	53,086
Retained earnings	8,975	18,595
Stock in directors rabbi trust	(722)	(711)
Directors deferred fees obligation	722	711
Accumulated other comprehensive income	1,089	842

Total shareholders’ equity	73,875	72,523

Total liabilities and shareholders’ equity	$984,802	$951,731

*	Derived from audited consolidated financial statements

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$15,849	$9,607
Investment securities:
Taxable	187	—
Tax-exempt	687	468
Other interest income	119	193

TOTAL INTEREST INCOME	16,842	10,268

INTEREST EXPENSE
Interest on demand deposits	1,365	692
Interest on savings deposits	17	15
Interest on time deposits of $100,000 and greater	4,392	2,287
Interest on other time deposits	2,189	1,015
Interest on short-term borrowings	38	30
Interest on long-term debt	1,181	836

TOTAL INTEREST EXPENSE	9,182	4,875

NET INTEREST INCOME	7,660	5,393
PROVISION FOR LOAN LOSSES	550	520

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,110	4,873

NON-INTEREST INCOME
Mortgage fee income	216	101
Service charges on deposit accounts	667	533
Investment brokerage fees	75	30
Increase in cash surrender value of life insurance	215	119
Other income	31	13

TOTAL NON-INTEREST INCOME	1,204	796

NON-INTEREST EXPENSE
Salaries and employee benefits	3,620	2,368
Occupancy expenses	381	248
Furniture and equipment expense	196	182
Data processing and supply expense	246	206
Advertising and business development expenses	111	126
Insurance, professional and other services	409	436
Telephone and network expense	82	89
Other operating expenses	543	416

TOTAL NON-INTEREST EXPENSE	5,588	4,071

INCOME BEFORE INCOME TAX EXPENSE	2,726	1,598
INCOME TAX EXPENSE	809	468

NET INCOME	$1,917	$1,130

BASIC NET INCOME PER SHARE	$.28	$.23

DILUTED NET INCOME PER SHARE	$.27	$.22

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousand)
Net income	$1,917	$1,130

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available for sale securities	138	21
Tax effect	(50)	(8)
Reclassification of gains recognized in net income	—	—
Tax effect	—	—

Net of tax amount	88	13

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	259	(24)
Tax effect	(100)	9

Net of tax amount	159	(15)

Total other comprehensive income (loss)	247	(2)

Comprehensive income	$2,164	$1,128

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other com- prehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2006	6,099,097	$53,086	$18,595	$(711)	711	$842	$72,523

Comprehensive income:
Net income	—	—	1,917	—	—	—	1,917
Other comprehensive income (loss)	—	—	—	—	—	247	247
Director deferred fees	—	—	—	(11)	11	—	—
Common stock issued pursuant to:
Effect of 10% stock dividend	614,778	10,275	(10,275)	—	—	—	—
Stock options exercised	155,047	857	—	—	—	—	857
Current income tax benefit	—	268	—	—	—	—	268
Shares traded to exercise options	(36,206)	(712)	—	—	—	—	(712)
Stock-based compensation	—	37	—	—	—	—	37
Cash dividends of $.18 per share	—	—	(1,262)	—	—	—	(1,262)

Balance, March 31, 2007	6,832,716	$63,811	$8,975	$(722)	$722	$1,089	$73,875

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands)
Operating Activities
Net income	$1,917	$1,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285	223
Amortization (accretion) of premiums and discounts, net	(27)	31
Amortization of core deposit intangible	63	4
Stock-based compensation	37	31
Provision for loan losses	550	520
Net increase in cash surrender value of life insurance	(215)	(119)
Loss on disposal of premises and equipment	—	17
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(460)	305
(Increase) decrease in accrued interest receivable	114	(22)
(Increase) decrease in other assets	(304)	(153)
Increase (decrease) in accrued expenses and other liabilities	28	(339)

Net cash provided by operating activities	1,988	1,628

Investing Activities
Purchases of securities available for sale	(2,010)	(1,119)
Proceeds from calls and maturities of securities available for sale	917	—
(Purchase) redemption of Federal Home Loan Bank stock	(135)	(390)
Net increase in loans	(30,980)	(23,904)
Purchase of premises and equipment	(2,099)	(550)
Proceeds from sales of foreclosed assets	—	450

Net cash used by investing activities	(34,307)	(25,513)

Financing Activities
Net increase in deposits	25,141	31,100
Net increase (decrease) in short-term borrowings	1,624	(1,929)
Net increase in long-term debt	5,000	—
Proceeds from exercise of stock options	145	52
Excess tax benefits from stock options exercised	268	50
Cash dividends paid	(1,262)	(730)

Net cash provided by financing activities	30,916	28,543

Net increase (decrease) in cash and cash equivalents	(1,403)	4,658
Cash and cash equivalents, beginning of period	24,697	15,255

Cash and cash equivalents, end of period	$23,294	$19,913

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiaries, Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. SterlingSouth Bank and Trust Company was acquired on July 20, 2006, and therefore affects the comparability to prior periods.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006. This quarterly report should be read in conjunction with the Annual Report.

NOTE B—COMMITMENTS

At March 31, 2007, loan commitments were as follows (in thousands):

Commitments to extend credit	$125,416
Undisbursed lines of credit	58,656
Letters of credit	5,382
Commitments to sell loans held for sale	2,628

NOTE C—NET INCOME PER SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period after adjusting for a 10% stock dividend that was distributed on January 22, 2007. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares and restricted stock had been issued, as well as any adjustment to income that would result from the assumed issuance.

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2007	2006
Weighted average number of common shares used in computing basic net income per share	6,800,690	4,811,681
Effects of dilutive stock options and restricted stock	273,597	278,022

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,074,287	5,089,703

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D—RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. This statement clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

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

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We are a commercial bank holding company that was incorporated on December 16, 2002. The accompanying consolidated financial statements include the accounts and transactions of BNC Bancorp and its wholly owned subsidiary, Bank of North Carolina. All significant intercompany transactions and balances are eliminated in consolidation.

Bank of North Carolina (the “Bank”) was incorporated and began banking operations in 1991. The Bank is engaged in commercial banking predominantly in Davidson, Randolph and Guilford Counties, North Carolina, and to a lesser extent, Forsyth and Rowan Counties, North Carolina. The Bank is operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Davidson, Forsyth, Guilford, Randolph and Rowan Counties.

Financial Condition at March 31, 2007 and December 31, 2006

During the three-month period ending March 31, 2007, our total assets increased by $33.1 million to $984.8 million from $951.7 million at December 31, 2006. At March 31, 2007, our loans totaled $805.5 million, an increase of $30.9 million, or 4.0%, during the three months. Increases in funding through deposits and borrowings was consistent with our loan growth for the three months. Total liquid assets, which includes cash and cash equivalents and securities available for sale, decreased by $185,000 during the three months to $101.2 million or 10.3% of total assets at March 31, 2007 versus $101.4 million, or 10.7% of total assets, at December 31, 2006. At March 31, 2007, premises and equipment, net of depreciation, increased by $1.8 million during the three months as we continue to invest in our Company’s infrastructure.

Deposits continue to be our primary funding source. At March 31, 2007, deposits totaled $812.0 million, an increase of $25.2 million, or 3.2%, from year-end 2006. This increase was primarily due an increase of $21.1 million in our CD totals less than $100,000 from time deposit campaigns in our local markets. Offsetting this increase was a large volume of CD totals greater than $100,000 at below market rates maturing during this period, resulting in a net decline of $7.1 million. In addition, we have also utilized borrowings to support balance sheet management and growth. We had $86.7 million of long-term debt outstanding at March 31, 2007, compared to $81.7 million outstanding at year-end 2006. During the period ended March 31, 2007, short-term borrowings increased by $1.6 million during the three-month period ended March 31, 2007 to $6.3 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements.

Our capital position remains strong. At March 31, 2007, our shareholders’ equity totaled $73.9 million, an increase of $1.4 million from the December 31, 2006 balance. The increase in shareholders’ equity resulted primarily from net income for the three-month period in the amount of $1.9 million, being partially offset by cash dividends paid to shareholders in the amount of $1.3 million. At March 31, 2007, both the Company and the Bank were considered to be “well capitalized” as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended March 31, 2007 and 2006

Net Income. Net income for the three months ended March 31, 2007 was $1.9 million, an increase of $787,000 from net income of $1.2 million for the same three-month period in 2006. Net income per share was $.27 diluted for the three months ended March 31, 2007, up from $.22 diluted for the same period in 2006. We have experienced strong growth, with total assets averaging $959.4 million during the current three-month period as compared to $603.2 million in the prior year period, an increase of $356.3 million, or 59.1%, largely as a result of the acquisition of SterlingSouth Bank during the third quarter of 2006. Increases in net interest income and non-interest income for the quarter ended March 31, 2007 of $2.3 million and $408,000, respectively, exceeded the increases of $1.5 million and $341,000 in non-interest expenses and income tax expense, respectively.

Net Interest Income. Net interest income increased by $2.3 million, or 42.0%, to $7.7 million for the three months ended March 31, 2007. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets for the current three-month period amounted to $862.0 million, an increase of 53.5% compared with the same period in 2006. The average tax equivalent yield on total interest-earning assets for the current three month period was 8.11%, a 52 basis point increase from the 7.59% in the first quarter of 2006 that reflects the upward trend in interest rates from period to period.

Our average total interest-bearing liabilities increased by $286.9 million, or 54.2%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 82 basis points from 3.74% to 4.56%, largely due to rising CD costs during the past twelve months and the $31.7 million of subordinated debt tied to LIBOR that was outstanding during the quarter. For the three months ended March 31, 2007, our tax equivalent net interest spread was 3.54% and our tax equivalent net interest margin was 3.79%. For the three months ended March 31, 2006, our tax equivalent net interest rate spread was 3.85%, and our tax equivalent net interest margin was 4.07%.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2007 was $550,000, representing an increase of $30,000, or 5.8%, from the $520,000 provision for the three months ended March 31, 2006. Net loan charge-offs were $202,000 during the three months ended March 31, 2007, as compared with net loan charge-offs of $118,000 in the same period of 2006. The level of our non-accrual loans at March 31, 2007 amounted to $970,000, or .13%, of total loans compared to .20% at March 31, 2006 and .16% at December 31, 2006. The level of our allowance expressed as a percentage of gross loans increased from 1.25% at March 31, 2006 to 1.33% at the end of the current quarter due to our continued focus on commercial lending and the loan mix of the portfolio acquired from SterlingSouth.

Non-Interest Income. For the three months ended March 31, 2007, non-interest income increased $408,000, or 51.3%, to $1.2 million from $796,000 for the same period in the prior year. This increase resulted principally from increases in mortgage fees and service charges on our deposit accounts in the amounts of $ 115,000 and $134,000, respectively. All other non-interest income categories remained relatively stable, with minimal changes reported.

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

For the three-months ended March 31, 2007, total non-interest expenses increased $1.5 million, primarily as a result of growth achieved from period to period, including the acquisition of SterlingSouth Bank during the third quarter 2006. The largest component on non-interest expense for the current period was personnel expense. Salaries and employee benefits expense increased by $1.2 million, or 52.9%, to $3.6 million for the current year period compared to $2.4 million for the same period in the prior year. Our continued Company expansion has an effect on our personnel expense. All other non-interest expense categories remained relatively stable, with minimal changes reported.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 29.7% and 29.3%, respectively, for the three months ended March 31, 2007 and 2006. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

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

Because of our anticipated and continued growth, we maintain an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities relative to prior periods. These aggregated $101.2 million at March 31, 2007 compared to $101.4 million at December 31, 2006. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $148 million from the FHLB of Atlanta, with $50.0 million outstanding at March 31, 2007. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2007, our Tier I risk-based capital ratio for the Bank was 8.57% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2006.

Item 4.—Controls and Procedures

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934). There were no purchases of Company’s common stock during the three months ended March 31, 2007.

The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of March 31, 2007, the maximum number of shares able to be purchased by the Company amounted to 683,272 shares, with 218,981 repurchased.

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

BNC BANCORP

Date: May 14, 2007	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer
Date: May 14, 2007
	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer