Form 10-Q
period 2007-06-30
BNC BANCORP
filed 2007-08-14
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 8, 2007, the registrant had outstanding 6,887,407 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$19,589	$12,688
Interest-earning deposits in other banks	16,680	12,009
Securities available for sale	79,133	76,700
Federal Home Loan Bank stock, at cost	3,961	3,826
Loans held for sale	3,068	2,168
Loans	875,505	774,664
Less allowance for loan losses	(11,243)	(10,400)

Net loans	864,262	764,264
Accrued interest receivable	5,043	4,813
Premises and equipment, net	21,940	19,622
Investment in life insurance	19,508	19,084
Goodwill	26,129	26,129
Other assets	11,302	10,428

Total assets	$1,070,615	$951,731

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$71,653	$65,932
Interest-bearing demand	194,507	178,814
Savings	10,663	10,810
Time deposits of $100,000 and greater	417,744	369,490
Other time	203,416	161,731

Total deposits	897,983	786,777

Short-term borrowings	5,436	4,673
Long-term debt	86,713	81,713
Accrued expenses and other liabilities	5,513	6,045

Total liabilities	995,645	879,208

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 6,886,407 and 6,099,097 issued and outstanding at June 30 , 2007 and December 31, 2006, respectively	64,311	53,086
Retained earnings	11,093	18,595
Stock in directors rabbi trust	(701)	(711)
Directors deferred fees obligation	701	711
Accumulated other comprehensive income (loss)	(434)	842

Total shareholders’ equity	74,970	72,523

Total liabilities and shareholders’ equity	$1,070,615	$951,731

*	Derived from audited consolidated financial statements

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$17,090	$10,676	$32,939	$20,283
Investment securities:
Taxable	199	—	386	—
Tax-exempt	695	500	1,382	968
Other interest income	162	125	281	318

TOTAL INTEREST INCOME	18,146	11,301	34,988	21,569

INTEREST EXPENSE
Interest on demand deposits	1,544	776	2,909	1,468
Interest on savings deposits	15	18	32	33
Interest on time deposits of $100,000 and greater	4,704	2,529	9,096	4,816
Interest on other time deposits	2,482	1,335	4,671	2,350
Interest on short-term borrowings	51	32	89	62
Interest on long-term debt	1,294	859	2,475	1,695

TOTAL INTEREST EXPENSE	10,090	5,549	19,272	10,424

NET INTEREST INCOME	8,056	5,752	15,716	11,145

PROVISION FOR LOAN LOSSES	650	710	1,200	1,230

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,406	5,042	14,516	9,915

NON-INTEREST INCOME
Mortgage fee income	232	99	448	200
Service charges on deposit accounts	727	561	1,394	1,108
Investment brokerage fees	111	35	186	65
Increase in cash surrender value of life insurance	202	107	424	226
Other income	35	20	59	19

TOTAL NON-INTEREST INCOME	1,307	822	2,511	1,618

NON-INTEREST EXPENSE
Salaries and employee benefits	3,597	2,232	7,217	4,600
Occupancy expenses	407	267	788	515
Furniture and equipment expense	225	180	421	362
Data processing and supply expense	295	274	541	480
Advertising and business development expenses	147	197	258	323
Insurance, professional and other services	398	370	807	806
Telephone and network expense	91	84	173	173
Other operating expenses	540	373	1,083	789

TOTAL NON-INTEREST EXPENSE	5,700	3,977	11,288	8,048

INCOME BEFORE INCOME TAX EXPENSE	3,013	1,887	5,739	3,485

INCOME TAX EXPENSE	895	540	1,704	1,008

NET INCOME	$2,118	$1,347	$4,035	$2,477

BASIC NET INCOME PER SHARE	$.31	$.28	$.59	$.51

DILUTED NET INCOME PER SHARE	$.30	$.26	$.57	$.49

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Net income	$2,118	$1,347	$4,035	$2,477

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding losses on available for sale securities	(1,595)	(718)	(1,457)	(697)
Tax effect	582	262	532	254
Reclassification of gains recognized in net income	—	—	—	—
Tax effect	—	—	—	—

Net of tax amount	(1,013)	(456)	(925)	(443)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(830)	(1,432)	(571)	(1,456)
Tax effect	320	553	220	562

Net of tax amount	(510)	(879)	(351)	(894)

Total other comprehensive loss	(1,523)	(1,335)	(1,276)	(1,337)

Comprehensive income	$595	$12	$2,759	$1,140

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

			Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other com- prehensive income (loss)	Total
	Common stock
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2006	6,099,097	$53,086	$18,595	$(711)	711	$842	$72,523

Comprehensive income:
Net income	—	—	4,035	—	—	—	4,035
Other comprehensive income (loss)	—	—	—	—	—	(1,276)	(1,276)
Director deferred fees	—	—	—	10	(10)	—	—
Common stock issued pursuant to:
Effect of 10% stock dividend	614,778	10,275	(10,275)	—	—	—	—
Stock options exercised	208,738	1,042	—	—	—	—	1,042
Current income tax benefit	—	545	—	—	—	—	545
Shares traded to exercise options	(36,206)	(711)	—	—	—	—	(711)
Stock-based compensation	—	74	—	—	—	—	74
Cash dividends of $.18 per share	—	—	(1,262)	—	—	—	(1,262)

Balance, June 30, 2007	6,886,407	$64,311	$11,093	$(701)	$701	$(434)	$74,970

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Amounts in thousands)
Operating Activities
Net income	$4,035	$2,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	558	456
Amortization (accretion) of premiums and discounts, net	(76)	(84)
Amortization of core deposit intangible	125	4
Stock-based compensation	74	62
Provision for loan losses	1,200	1,230
Net increase in cash surrender value of life insurance	(424)	(226)
(Gain) loss on disposal of premises and equipment	10	(12)
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(900)	584
Increase in accrued interest receivable	(230)	(561)
Increase in other assets	(547)	(263)
Decrease in accrued expenses and other liabilities	(351)	(98)

Net cash provided by operating activities	3,474	3,569

Investing Activities
Purchases of securities available for sale	(5,542)	(11,899)
Proceeds from calls and maturities of securities available for sale	1,647	250
Purchase of Federal Home Loan Bank stock	(135)	(510)
Net increase in loans	(101,713)	(59,676)
Purchase of premises and equipment	(2,876)	(1,205)
Capitalization of costs for foreclosed assets	(69)	—
Proceeds from sales of foreclosed assets	273	1,302

Net cash used by investing activities	(108,415)	(71,738)

Financing Activities
Net increase in deposits	111,136	71,820
Net increase (decrease) in short-term borrowings	763	(2,970)
Net increase in long-term debt	5,000	—
Proceeds from exercise of stock options	331	52
Purchase and retirement of common stock	—	(225)
Excess tax benefits from stock options exercised	545	65
Cash dividends paid	(1,262)	(730)

Net cash provided by financing activities	116,513	68,012

Net increase (decrease) in cash and cash equivalents	11,572	(157)

Cash and cash equivalents, beginning of period	24,697	15,255

Cash and cash equivalents, end of period	$36,269	$15,098

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. SterlingSouth Bank and Trust Company (“SterlingSouth”) was acquired on July 20, 2006, and therefore affects the comparability to prior periods.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At June 30, 2007, loan commitments were as follows (in thousands):

Commitments to extend credit	$157,326
Undisbursed lines of credit	61,714
Letters of credit	5,577
Commitments to sell loans held for sale	3,068

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

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic net income per share	6,848,914	4,824,948	6,824,935	4,818,411

Effect of dilutive stock options and restricted stock	239,264	262,494	255,986	265,826

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,088,178	5,087,442	7,080,921	5,084,237

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

Effective January 1, 2007, the Company adopted Financial Acounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. This statement clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has not determined the effect of this statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the statement to have an effect on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensuses reached by the EITF relating to EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 established that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 and the Company has not determined the effect of this statement on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

Bank of North Carolina (the “Bank”) was incorporated and began banking operations in 1991. The Bank is engaged in commercial banking predominantly in Davidson, Randolph and Guilford Counties, North Carolina, and to a lesser extent, Forsyth, Cabarrus and Rowan Counties, North Carolina. The Bank is operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Davidson, Forsyth, Guilford, Randolph, Cabarrus and Rowan Counties.

Financial Condition at June 30, 2007 and December 31, 2006

During the six-month period ending June 30, 2007, our total assets increased by $118.9 million to $1.07 billion from $951.7 million at December 31, 2006. At June 30, 2007, our loans totaled $875.5 million, an increase of $100.8 million, or 13.0%, during the six months. Increases in funding through deposits and borrowings were consistent with our loan growth for the six months. Total liquid assets, which includes cash and cash equivalents and securities available for sale, increased by $14.0 million during the six months to $115.4 million or 10.8% of total assets at June 30, 2007 versus $101.4 million, or 10.7% of total assets, at December 31, 2006. At June 30, 2007, premises and equipment, net of depreciation, increased by $2.3 million during the six months as we continue to invest in our Company’s infrastructure.

Deposits continue to be our primary funding source. At June 30, 2007, deposits totaled $898.0 million, an increase of $111.2 million, or 14.1%, from year-end 2006. This increase was primarily due to an increase of $41.7 million in our CD totals less than $100,000 and an additional $48.3 million in CD totals greater than $100,000. The CD growth was predominantly from the out of market wholesale CD market at rates at or below those being paid in our local markets. In addition, we have also utilized borrowings to support balance sheet management and growth. We had $86.7 million of long-term debt outstanding at June 30, 2007, compared to $81.7 million outstanding at year-end 2006. This $5.0 million growth related to borrowings at the Company level, which were used to make a capital contribution into the Bank. During the period ended June 30, 2007, short-term borrowings increased by $763,000 during the six-month period ended June 30, 2007 to $5.4 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements.

Our capital position remains healthy. At June 30, 2007, our shareholders’ equity totaled $75.0 million, an increase of $2.4 million from the December 31, 2006 balance. The increase in shareholders’ equity resulted primarily from net income for the six-month period in the amount of $4.0 million and proceeds from the exercise of stock options, net of tax benefit, in the amount of $876,000.

Offsetting these increases were cash dividends paid to shareholders in the amount of $1.3 million and a decrease in accumulated other comprehensive income in the amount of $1.3 million. At June 30, 2007, the Bank was classified as “well capitalized” while the Company was classified as “adequately capitalized” as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended June 30, 2007 and 2006

Net Income. Net income for the three months ended June 30, 2007 was $2.1 million, an increase of $771,000 from net income of $1.3 million for the same three-month period in 2006. Net income per share was $.30 diluted for the three months ended June 30, 2007, up from $.26 diluted for the same period in 2006. We have experienced strong growth, with total assets averaging $1.01 billion during the current three-month period as compared to $641.4 million in the prior year period, an increase of $373.5 million, or 58.2%, as a result of strong organic growth within our franchise as well as the acquisition of SterlingSouth during the third quarter of 2006. Increases in net interest income and non-interest income for the quarter ended June 30, 2007 of $2.3 million and $485,000, respectively, exceeded the increases of $1.7 million and $355,000 in non-interest expenses and income tax expense, respectively.

Net Interest Income. Net interest income increased by $2.3 million, or 40.1%, to $8.1 million for the three months ended June 30, 2007. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets for the current three-month period amounted to $914.5 million, an increase of 53.2% compared with the same period in 2006. The average tax equivalent yield on total interest-earning assets for the current three month period was 8.13%, a 15 basis point increase from the 7.98% in the second quarter of 2006 that reflects the upward trend in interest rates from period to period.

Our average total interest-bearing liabilities increased by $310.8 million, or 56.1%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 52 basis points from 4.16% to 4.68%, largely due to rising CD costs during the past twelve months and the $36.7 million of debt capital tied to LIBOR that was outstanding during the quarter. For the three months ended June 30, 2007, our tax equivalent net interest spread was 3.46% and our tax equivalent net interest margin was 3.71%. For the three months ended June 30, 2006, our tax equivalent net interest rate spread was 3.82%, and our tax equivalent net interest margin was 4.06%.

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2007 was $650,000, representing a decrease of $60,000, or 8.5%, from the $710,000 provision for the three months ended June 30, 2006. Net loan charge-offs were $155,000 during the three months ended June 30, 2007, as compared with net loan charge-offs of $284,000 in the same period of 2006. The level of our non-accrual loans at June 30, 2007 amounted to $1.8 million, or .20%, of total loans compared to .54% at June 30, 2006 and .16% at December 31, 2006. The level of our allowance expressed as a percentage of gross loans increased from 1.25% at June 30, 2006 to 1.28% at the end of the current quarter due to our continued focus on commercial lending and the loan mix of the portfolio acquired from SterlingSouth.

Non-Interest Income. For the three months ended June 30, 2007, non-interest income increased $485,000, or 59.0%, to $1.3 million from $822,000 for the same period in the prior year. This increase resulted principally from increases in mortgage fees and service charges on our deposit accounts in the amounts of $133,000 and $166,000, respectively. All other non-interest income categories reported increases when compared to prior year period amounts.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum we have experienced on the loan side has been our continuous investment in our banking platform, both in people and locations. As we strive to maintain this momentum, we will incur costs associated with investments in people, facilities, and technology that we anticipate will benefit our shareholders as these investments reach their potential.

For the three months ended June 30, 2007, total non-interest expenses increased $1.7 million, primarily as a result of growth achieved from period to period, including the acquisition of SterlingSouth during the third quarter 2006. The largest component on non-interest expense for the current period was personnel expense. Salaries and employee benefits expense increased by $1.4 million, or 61.2%, to $3.6 million for the current year period compared to $2.2 million for the same period in the prior year. Our continued expansion has an effect on our personnel expense. All other non-interest expense categories remained relatively stable, with minimal changes reported.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 29.7% and 28.6%, respectively, for the three months ended June 30, 2007 and 2006. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

Results of Operations for the

Six Months Ended June 30, 2007 and 2006

Net Income. Net income for the six months ended June 30, 2007 was $4.0 million, an increase of $1.6 million from net income of $2.5 million for the same six-month period in 2006. Net income per share was $.57 diluted for the six months ended June 30, 2007, up from $.49 diluted for the same period in 2006. We have experienced strong growth, with total assets averaging $987.1 million during the current six-month period as compared to $619.3 million in the prior year period, an increase of $367.8 million, or 59.4%, as a result of strong organic growth within our franchise as well as the acquisition of SterlingSouth during the third quarter of 2006. Increases in net interest income and non-interest income for the six months ended June 30, 2007 of $4.6 million and $893,000, respectively, exceeded the increases of $3.2 million and $696,000 in non-interest expenses and income tax expense, respectively.

Net Interest Income. Net interest income increased by $4.6 million, or 41.0%, to $15.7 million for the six months ended June 30, 2007. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets for the current six-month period amounted to $888.2 million, an increase of 49.6% compared with the same period in 2006. The average tax equivalent yield on total interest-earning assets for the current six-month period was 8.12%, a 21 basis point increase from the 7.91% in the first six months of 2006 that reflects the upward trend in interest rates from period to period.

Our average total interest-bearing liabilities increased by $299.0 million, or 55.2%, an increase in comparison with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 54 basis points from 4.08% to 4.62%, largely due to rising CD costs during the past twelve months and the $31.7 million of debt capital tied to LIBOR that was outstanding during the six-month period and the additional $5.0 million of additional debt capital outstanding during the second quarter of 2007. For the six months ended June 30, 2007, our tax equivalent net interest spread was 3.50% and our tax equivalent net interest margin was 3.79%. For the six months ended June 30, 2006, our tax equivalent net interest rate spread was 3.83%, and our tax equivalent net interest margin was 4.08%.

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2007 was $1.20 million, representing a decrease of $30,000, or 2.4%, from the $1.23 million provision for the six months ended June 30, 2006. Net loan charge-offs were $357,000 during the six months ended June 30, 2007, as compared with net loan charge-offs of $402,000 in the same period of 2006. The level of our non-accrual loans at June 30, 2007 amounted to $1.8 million, or .20%, of total loans compared to .54% at June 30, 2006 and .16% at December 31, 2006. The level of our allowance expressed as a percentage of gross loans increased from 1.25% at June 30, 2006 to 1.28% at the end of the current six-month period due to our continued focus on commercial lending and the loan mix of the portfolio acquired from SterlingSouth.

Non-Interest Income. For the six months ended June 30, 2007, non-interest income increased $893,000, or 55.2%, to $2.5 million from $1.6 million for the same period in the prior year. This increase resulted principally from increases in mortgage fees and service charges on our deposit accounts in the amounts of $248,000 and $286,000, respectively. All other non-interest income categories reported increases when compared to prior year period amounts.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum we have experienced on the loan side has been our continuous investment in our banking platform, both in people and locations. As we strive to maintain this momentum, we will incur costs associated with investments in people, facilities, and technology that we anticipate will benefit our shareholders as these investments reach their potential.

For the six-months ended June 30, 2007, total non-interest expenses increased $3.2 million, primarily as a result of growth achieved from period to period, including the acquisition of SterlingSouth during the third quarter 2006. The largest component of non-interest expense for the current period was personnel expense. Salaries and employee benefits expense increased by $2.6 million, or 56.9%, to $7.2 million for the current year period compared to $4.6 million for the same period in the prior year. Our continued Company expansion has an effect on our personnel expense. All other non-interest expense categories remained relatively stable, with minimal changes reported.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 29.7% and 28.9%, respectively, for the six months ended June 30, 2007 and 2006. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

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

Because of our anticipated and continued growth, we maintain an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities relative to prior periods. These aggregated $115.4 million at June 30, 2007 compared to $101.4 million at December 31, 2006. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $160 million from the FHLB of Atlanta, with $50.0 million outstanding at June 30, 2007. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2007, the Bank’s Tier I risk-based capital ratio was 8.03% and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Company’s Tier I risk-based capital ratio was 7.77% while the Total risk-based capital ratio being at 9.84% at June 30, 2007, resulting in the Company being classified at “satisfactorily capitalized” for regulatory purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934). There were no purchases of Company’s common stock during the three months ended June 30, 2007.

The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of June 30, 2007, the maximum number of shares able to be purchased by the Company amounted to 683,272 shares, with 218,981 repurchased.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on June 19, 2007. Of the 6,832,716 shares entitled to vote at the meeting, 5,402,932 voted. The following matters were voted on at the meeting:

Proposal 1:	The election of five persons to serve as Directors for three-year terms or until their successors are duly elected and qualify; and two persons to serve as Directors for a one year term or until their respective successors are duly elected and qualify. Votes for each nominee were as follows:

Three-year terms until the Annual Meeting of Shareholders in 2010:

Name	For	Withheld
Colon E. Starrett	5,393,861	9,071
Lenin J. Peters	5,389,383	13,549
Thomas R, Smith	5,390,898	12,034
Thomas R. Sloan	5,380,757	22,175
D. Vann Williford	5,395,270	7,662

One-year term until the Annual Meeting of Shareholders in 2008:

Name	For	Withheld
Ralph N. Strayhorn III	5,380,757	22,175
Richard F. Wood	5,306,898	96,034

Proposal 2:	To ratify the appointment of Cherry Bekaert & Holland LLP as the Company’s independent auditors for the year ending December 31, 2007.

For	Against	Abstain
5,387,610	2,282	13,040

Item 6. Exhibits

Exhibit No.	Description
Exhibit (2)	Agreement and Plan of Reorganization and Merger dated February 6, 2006, incorporated herein by reference to Exhibit (10) to the Form 425 filed with the SEC on February 6, 2006.

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3) (i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3) (ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (10)(i)(a)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i) (a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(i)(b)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(i) (b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(i)(c)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(i) (c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(i)(d)

Employment Agreement dated as of July 21, 2006 among BNC Bancorp, Bank of North Carolina and Ralph N. Strayhorn III, incorporated herein by reference to Exhibit (10)(i)(d) to the Form 8-K filed with the SEC on July 21, 2006.

Exhibit (10)(ii)(a)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii) (a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(b)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii) (b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(c)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii) (c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(d)	Salary Continuation Agreement dated as of July 21, 2006 between Bank of North Carolina and Ralph N. Strayhorn III (10)(ii)(d), incorporated herein by reference to Exhibit (10)(i)(d) to the Form 8-K filed with the SEC on July 21, 2006.

Exhibit (10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit (10)(vi)(a)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(b)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(c)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and David b. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(d)	Endorsement Split Dollar Agreement dated as of July 21, 2006 between Bank of North Carolina and Ralph N. Strayhorn III, incorporated herein by reference to Exhibit (10)(vi)(d) to the Form 8-K filed with the SEC on July 21, 2006.

Exhibit (10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated herein by reference to Exhibit (10) (vii) of Form 10-K filed with the SEC on March 31, 2005.

Exhibit (10)(vii)(d)	Restricted Stock Grant Agreement dated July 21, 2006 among BNC Bancorp, Bank of North Carolina and Ralph N. Strayhorn III, incorporated herein by reference to Exhibit (10)(vii)(d) to the Form 8-K filed with the SEC on July 21, 2006.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note C).

Exhibit (31)	Rule 13a-14(a)\15d-14 (a) Certifications.

Exhibit (32)	Section 1350 Certification.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: August 13, 2007	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer