Form 10-Q
period 2007-09-30
BNC BANCORP
filed 2007-11-14
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2007, the registrant had outstanding 6,909,124 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006*

	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$17,402	$12,688
Interest-earning deposits in other banks	9,795	12,009
Securities available for sale	84,204	76,700
Federal Home Loan Bank stock, at cost	4,861	3,826
Loans held for sale	2,655	2,168
Loans	905,259	774,664
Less allowance for loan losses	(11,479)	(10,400)

Net loans	893,780	764,264
Accrued interest receivable	5,533	4,813
Premises and equipment, net	23,149	19,622
Investment in life insurance	19,728	19,084
Goodwill	26,129	26,129
Other assets	11,027	10,428

Total assets	$1,098,263	$951,731

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$69,399	$65,932
Interest-bearing demand	206,128	178,814
Savings	10,737	10,810
Time deposits of $100,000 and greater	395,538	369,490
Other time	216,097	161,731

Total deposits	897,899	786,777

Short-term borrowings	8,269	4,673
Long-term debt	109,213	81,713
Accrued expenses and other liabilities	4,640	6,045

Total liabilities	1,020,021	879,208

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 6,909,124 and 6,099,097 issued and outstanding at September 30 , 2007 and December 31, 2006, respectively	64,558	53,086
Retained earnings	12,943	18,595
Stock in directors rabbi trust	(701)	(711)
Directors deferred fees obligation	701	711
Accumulated other comprehensive income	741	842

Total shareholders’ equity	78,242	72,523

Total liabilities and shareholders’ equity	$1,098,263	$951,731

*	Derived from audited consolidated financial statements

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$18,225	$14,149	$51,164	$34,432
Investment securities:
Taxable	255	175	641	175
Tax-exempt	695	620	2,077	1,588
Other interest income	245	82	526	400

TOTAL INTEREST INCOME	19,420	15,026	54,408	36,595

INTEREST EXPENSE
Interest on demand deposits	1,736	1,142	4,645	2,610
Interest on savings deposits	12	16	44	49
Interest on time deposits of $100,000 and greater	5,310	3,415	14,406	8,231
Interest on other time deposits	2,631	1,774	7,302	4,124
Interest on short-term borrowings	68	43	157	105
Interest on long-term debt	1,233	1,158	3,708	2,853

TOTAL INTEREST EXPENSE	10,990	7,548	30,262	17,972

NET INTEREST INCOME	8,430	7,478	24,146	18,623
PROVISION FOR LOAN LOSSES	1,140	645	2,340	1,875

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,290	6,833	21,806	16,748

NON-INTEREST INCOME
Mortgage fee income	168	192	616	392
Service charges on deposit accounts	753	694	2,161	1,788
Investment brokerage fees	93	13	279	78
Increase in cash surrender value of life insurance	220	130	644	356
Other income	21	22	66	55

TOTAL NON-INTEREST INCOME	1,255	1,051	3,766	2,669

NON-INTEREST EXPENSE
Salaries and employee benefits	3,644	3,548	10,861	8,148
Occupancy expenses	439	318	1,227	833
Furniture and equipment expense	200	237	621	599
Data processing and supply expense	241	332	782	812
Advertising and business development expenses	138	172	396	495
Insurance, professional and other services	607	397	1,414	1,203
Telephone and network expense	84	88	257	261
Other operating expenses	588	430	1,671	1,219

TOTAL NON-INTEREST EXPENSE	5,941	5,522	17,229	13,570

INCOME BEFORE INCOME TAX EXPENSE	2,604	2,362	8,343	5,847
INCOME TAX EXPENSE	754	710	2,458	1,718

NET INCOME	$1,850	$1,652	$5,885	$4,129

BASIC NET INCOME PER SHARE	$.27	$.26	$.86	$.78

DILUTED NET INCOME PER SHARE	$.26	$.25	$.83	$.74

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Net income	$1,850	$1,652	$5,885	$4,129

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	470	1,455	(987)	758
Tax effect	(170)	(531)	360	(277)
Reclassification of gains recognized in net income	—	—	—	—
Tax effect	—	—	—	—

Net of tax amount	300	924	(627)	481

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	1,427	1,307	856	(149)
Tax effect	(550)	(505)	(330)	57

Net of tax amount	877	802	526	(92)

Total other comprehensive income (loss)	1,175	1,726	(101)	389

Comprehensive income	$3,025	$3,378	$5,784	$4,518

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2006	6,099,097	$53,086	$18,595	$(711)	711	$842	$72,523
Comprehensive income:
Net income	—	—	5,885	—	—	—	5,885
Other comprehensive income (loss)	—	—	—	—	—	(101)	(101)
Director deferred fees	—	—	—	10	(10)	—	—
Common stock issued pursuant to:
Effect of 10% stock dividend	614,778	10,275	(10,275)	—	—	—	—
Stock options exercised	232,787	1,207	—	—	—	—	1,207
Current income tax benefit	—	589	—	—	—	—	589
Shares traded to exercise options	(36,206)	(711)	—	—	—	—	(711)
Stock-based compensation	—	112	—	—	—	—	112
Cash dividends of $.18 per share	—	—	(1,262)	—	—	—	(1,262)

Balance, September 30, 2007	6,910,456	$64,558	$12,943	$(701)	$701	$741	$78,242

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Amounts in thousands)
Operating Activities
Net income	$5,885	$4,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	838	766
Amortization (accretion) of premiums and discounts, net	71	66
Amortization of core deposit intangible	188	58
Stock-based compensation	112	185
Provision for loan losses	2,340	1,875
Net increase in cash surrender value of life insurance	(644)	(363)
(Gain) loss on sales of foreclosed assets	1	(46)
Changes in assets and liabilities:
Increase in loans held for sale	(487)	(714)
Increase in accrued interest receivable	(720)	(1,224)
(Increase) decrease in other assets	(337)	2,272
Increase (decrease) in accrued expenses and other liabilities	(518)	672

Net cash provided by operating activities	6,729	7,676

Investing Activities
Purchases of securities available for sale	(10,887)	(15,087)
Proceeds from calls and maturities of securities available for sale	2,203	1,624
Purchase of Federal Home Loan Bank stock	(1,035)	(753)
Net increase in loans	(132,343)	(95,506)
Purchase of premises and equipment	(4,365)	(2,692)
Capitalization of costs for foreclosed assets	(69)	—
Proceeds from sales of foreclosed assets	332	1,936
Net cash used in business combination	—	(1,226)

Net cash used by investing activities	(146,164)	(111,704)

Financing Activities
Net increase in deposits	111,017	87,887
Net increase (decrease) in short-term borrowings	3,596	(2,563)
Net increase in long-term debt	27,500	19,626
Proceeds from exercise of stock options	496	71
Purchase and retirement of common stock	—	(225)
Excess tax benefits from stock options exercised	588	72
Cash dividends paid	(1,262)	(730)

Net cash provided by financing activities	141,935	104,138

Net increase (decrease) in cash and cash equivalents	2,500	110
Cash and cash equivalents, beginning of period	24,697	15,255

Cash and cash equivalents, end of period	$27,197	$15,365

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. SterlingSouth Bank and Trust Company (“SterlingSouth”) was acquired on July 20, 2006, and therefore affects the comparability to prior periods.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006. This quarterly report should be read in conjunction with the Annual Report.

NOTE B—COMMITMENTS

At September 30, 2007, loan commitments were as follows (in thousands):

Commitments to extend credit	$114,736
Undisbursed lines of credit	64,362
Letters of credit	11,702
Commitments to sell loans held for sale	2,655

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

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic net income per share	6,895,012	6,269,751	6,843,393	5,307,484

Effect of dilutive stock options and restricted stock	199,496	310,538	237,826	289,334

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,094,508	6,580,289	7,081,219	5,596,818

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D – LONG-TERM DEBT

During the nine-month period ending September 30, 2007, the Company secured a $20 million line of credit collateralized by Bank stock. The line of credit has a one year term, renewable at maturity, with interest only payments at LIBOR plus 1.70%. At September 30, 2007, total long-term debt amounted to $109.2 million, with $7.5 million outstanding from this line of credit.

NOTE E – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

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

Financial Condition at September 30, 2007 and December 31, 2006

During the nine-month period ending September 30, 2007, our total assets increased by $146.5 million to $1.1 billion from $951.7 million at December 31, 2006. At September 30, 2007, our loans totaled $905.3 million, an increase of $130.6 million, or 16.9%, during the nine months. Increases in funding through deposits and borrowings were consistent with our loan growth for the nine months. Total liquid assets, which includes cash and cash equivalents and securities available for sale, increased by $10.0 million during the nine months to $111.4 million or 10.1% of total assets at September 30, 2007 versus $101.4 million, or 10.7% of total assets, at December 31, 2006. At September 30, 2007, premises and equipment, net of depreciation, increased by $3.5 million during the nine months as we continue to invest in our Company’s infrastructure.

Deposits continue to be our primary funding source. At September 30, 2007, deposits totaled $897.9 million, an increase of $111.1 million, or 14.1%, from year-end 2006. This increase was primarily due to an increase of $54.4 million in our CD totals less than $100,000 and an additional $26.0 million in CD totals greater than $100,000. The CD growth was predominantly from the out of area wholesale CD market at rates at or below those being paid in our local communities. In addition, we have also utilized borrowings to support balance sheet management and growth. We had $109.2 million of long-term debt outstanding at September 30, 2007, compared to $81.7 million outstanding at year-end 2006. This $27.5 million growth, which included $7.5 million that was related to borrowings at the Company level and an additional $20 million in low rate convertible advances from the FHLB, were used for funding to support the Company’s growth. The $7.5 million outstanding on the line at the Company level has a one year term, but it is the intention of both parties that this will be renewed at maturity, and thus more long-term in nature. During the period ended September 30, 2007, short-term borrowings increased by $3.6 million during the nine-month period ended September 30, 2007 to $8.3 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements.

Our capital position remains healthy. At September 30, 2007, our shareholders’ equity totaled $78.2 million, an increase of $5.7 million from the December 31, 2006 balance. The increase in shareholders’ equity resulted primarily from net income for the nine-month period in the amount of $5.9 million and proceeds from the exercise of stock options, net of tax benefit, in the amount of $1.1 million. Offsetting these increases were cash dividends paid to shareholders in the amount of $1.3 million and a decrease in accumulated other comprehensive income in the amount of $100,000. At September 30, 2007, the Bank was classified as “well capitalized” while the Company was classified as “adequately capitalized” as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended September 30, 2007 and 2006

Net Income. Net income for the three months ended September 30, 2007 was $1.9 million, an increase of $198,000 from net income of $1.7 million for the same three-month period in 2006. Net income per share was $.26 diluted for the three months ended September 30, 2007, up from $.25 diluted for the same period in 2006. We have experienced strong growth, with total assets averaging $1.08 billion during the current three-month period as compared to $817.2 million in the prior year period, an increase of $262.8 million, or 32.2%, as a result of strong organic growth within our franchise as well as the acquisition of SterlingSouth during the third quarter of 2006. Increases in net interest income and non-interest income for the quarter ended September 30, 2007 of $952,000 and $204,000, respectively, exceeded the increases of $495,000 and $419,000 in the provision for loan losses and non-interest expenses, respectively.

Net Interest Income. Net interest income increased by $952,000, or 12.7%, to $8.4 million for the three months ended September 30, 2007. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets for the current three-month period amounted to $990.1 million, an increase of 30.2% compared with the same period in 2006. The average tax equivalent yield on total interest-earning assets for the current three month period was 7.95%, a 14 basis point decrease from the 8.09% in the third quarter of 2006. With market rates falling, and competition for quality loans increasing, the lower rates and fees on new originations during the quarter contributed to a decline in the tax equivalent yield on earning assets.

Our average total interest-bearing liabilities increased by $229.4 million, or 30.2%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 43 basis points from 4.26% to 4.69%, largely due to rising CD costs during the past twelve months and the $36.7 million of debt capital tied to LIBOR that was outstanding during the quarter. For the three months ended September 30, 2007, our tax equivalent net interest spread was 3.26% and our tax equivalent net interest margin was 3.55%. For the three months ended September 30, 2006, our tax equivalent net interest rate spread was 3.83%, and our tax equivalent net interest margin was 4.13%.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2007 was $1.1 million, representing an increase of $495,000, or 76.7%, from the $645,000 provision for the three months ended September 30, 2006. This increase was largely due to our continued growth in our loan portfolio and a special provision relating to a long-standing loan relationship that became impaired. The loan relationship was written down by $900,000 during the quarter and remains in a workout status. Net loan charge-offs were $904,000 during the three months ended September 30, 2007, as compared with net loan charge-offs of $371,000 in the same period of 2006. Charge-offs during the quarter were predominantly related to the one loan relationship mentioned above, of which $750,000 was charged to the general allowance for loan losses, while $150,000 was charged to a specific reserved established in 2006. The level of our non-accrual loans at September 30, 2007 amounted to $4.2 million, or .47%, of total loans compared to .19% at September 30, 2006 and .16% at December 31, 2006. The level of our allowance expressed as a percentage of gross loans decreased from 1.34% at December 31, 2006 to 1.27% at the end of the current quarter due to our continued focus on quality commercial lending. The increase in non-accrual loans was primarily due to two loan relationships; one mentioned above with a remaining balance of $2.4 million and another, charged down in the second quarter, with an outstanding balance of $1.6 million being carried in a non-accrual status.

Non-Interest Income. For the three months ended September 30, 2007, non-interest income increased $204,000, or 19.4%, to $1.3 million from $1.1 million for the same period in the prior year. This increase resulted principally from increases in investment brokerage fees and cash surrender value of life insurance in the amounts of $80,000 and $77,000, respectively. All other non-interest income categories reported minimal changes when compared to prior year period amounts.

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

For the three months ended September 30, 2007, total non-interest expenses increased $419,000, primarily as a result of growth achieved from period to period, including the acquisition of SterlingSouth during the third quarter 2006. The component of non-interest expense that increased the most for the current period was for insurance, professional and other services that increased by $210,000, to $607,000. This increase was largely due to professional fees incurred for compliance with Sarbanes Oxley and increased assessments from the FDIC insurance fund. Salaries and employee benefits expense increased by $96,000, or 2.7%, to $3.6 million for the current year period compared to $3.5 million for the same period in the prior year. Our occupancy expense increased due to our continued expansion. All other non-interest expense categories remained relatively stable, with minimal changes reported.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 29.0% and 30.1%, respectively, for the three months ended September 30, 2007 and 2006. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

Results of Operations for the

Nine Months Ended September 30, 2007 and 2006

Net Income. Net income for the nine months ended September 30, 2007 was $5.9 million, an increase of $1.8 million from net income of $4.1 million for the same nine-month period in 2006. Net income per share was $.83 diluted for the nine months ended September 30, 2007, up from $.74 diluted for the same period in 2006. We have experienced strong growth, with total assets averaging $1.02 billion during the current nine-month period as compared to $689.9 million in the prior year period, an increase of $328.4 million, or 47.6%, as a result of strong organic growth within our franchise as well as the acquisition of SterlingSouth during the third quarter of 2006. Increases in net interest income and non-interest income for the nine months ended September 30, 2007 of $5.5 million and $1.1 million, respectively, exceeded the increases of $3.7 million and $740,000 in non-interest expenses and income tax expense, respectively.

Net Interest Income. Net interest income increased by $5.5 million, or 29.7%, to $24.1 million for the nine months ended September 30, 2007. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio. Average interest-earning assets for the current nine-month period amounted to $922.2 million, an increase of $284.0 million compared with the same period in 2006. The average tax equivalent yield on total interest-earning assets for the current nine-month period was 7.93%, a 11 basis point increase from the 7.84% in the first nine months of 2006 that reflects the continued upward trend in interest rates from period to period.

Our average total interest-bearing liabilities increased by $272.2 million, or 45.5%, an increase in comparison with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities increased 63 basis points from 4.02% to 4.65%, largely due to rising CD costs during the past twelve months and the $31.7 million of debt capital tied to LIBOR that was outstanding during the nine-month period and the additional $27.5 million of additional debt outstanding during the current nine-month period of 2007. For the nine months ended September 30, 2007, our tax equivalent net interest spread was 3.41% and our tax equivalent net interest margin was 3.68%. For the nine months ended September 30, 2006, our tax equivalent net interest rate spread was 3.82%, and our tax equivalent net interest margin was 4.07%.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2007 was $2.3 million, representing an increase of $465,000, or 24.8%, from the $1.9 million provision for the nine months ended September 30, 2006. This increase was largely due to our continued growth in our loan portfolio and a special provision relating to a long-standing loan relationship that became impaired. The loan relationship was written down by $900,000 during the quarter and remains in a workout status. Net loan charge-offs were $1.3 million during the nine months ended September 30, 2007, as compared with net loan charge-offs of $773,000 in the same period of 2006. Charge-offs during the period were predominantly related to the one loan relationship mentioned above, of which $750,000 was charged to the general allowance for loan losses, while $150,000 was charged to a specific reserved established in 2006. The level of our non-accrual loans at September 30, 2007 amounted to $4.2 million, or .47%, of total loans compared to .19% at September 30, 2006 and .16% at December 31, 2006. The level of our allowance expressed as a percentage of gross loans decreased from 1.34% at December 31, 2006 to 1.27% at the end of the current quarter due to our continued focus on quality commercial lending. The increase in non-accrual loans was primarily due to two loan relationships; one mentioned above with a remaining balance of $2.4 million and another, charged down in the second quarter, with an outstanding balance of $1.6 million being carried in a non-accrual status.

Non-Interest Income. For the nine months ended September 30, 2007, non-interest income increased $1.1 million, or 41.1%, to $3.8 million from $2.7 million for the same period in the prior year. This increase resulted principally from increases in service charges on our deposit accounts and increases in the cash surrender value of life insurance in the amounts of $373,000 and $288,000, respectively. All other non-interest income categories reported increases when compared to prior year period amounts.

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

For the nine-months ended September 30, 2007, total non-interest expenses increased $3.7 million, primarily as a result of growth achieved from period to period, including the acquisition of SterlingSouth during the third quarter 2006. The largest component of non-interest expense for the current period was personnel expense. Salaries and employee benefits expense increased by $2.7 million, or 33.3%, to $10.9 million for the current year period compared to $8.1 million for the same period in the prior year. Our continued Company expansion has an effect on our personnel expense. The majority of the other non-interest expense categories remained relatively stable, with minimal changes reported.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 29.5% and 29.4%, respectively, for the nine months ended September 30, 2007 and 2006. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

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

Because of our anticipated and continued growth, we maintain an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities relative to prior periods. These aggregated $111.4 million at

September 30, 2007 compared to $101.4 million at December 31, 2006. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $165 million from the FHLB of Atlanta, with $70.0 million outstanding at September 30, 2007. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2007, the Bank’s Tier I risk-based capital ratio was 8.30% and all of the Bank’s capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The Company’s Tier I risk-based capital ratio was 7.85% while the Total risk-based capital ratio was 9.90% at September 30, 2007, resulting in the Company being classified at “satisfactorily capitalized” for regulatory purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934). There were no purchases of Company’s common stock during the three months ended September 30, 2007.

The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of September 30, 2007, the maximum number of shares able to be purchased by the Company amounted to 691,045 shares, with 218,981 repurchased.

Item 4. Submission of Matters to a Vote of Securities Holders

N/A.

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

Exhibit (10)(ii)(a)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii) (a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(b)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii) (b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(c)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii) (c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(d)	Salary Continuation Agreement dated as of July 21, 2006 between Bank of North Carolina and Ralph N. Strayhorn III (10)(ii)(d), incorporated herein by reference to Exhibit (10)(i)(d) to the Form 8-K filed with the SEC on July 21, 2006.

Exhibit (10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on September 1, 1992.

Exhibit (10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on September 1, 1992.

Exhibit (10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit (10)(vi)(a)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(b)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(c)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and David b. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(d)	Endorsement Split Dollar Agreement dated as of July 21, 2006 between Bank of North Carolina and Ralph N. Strayhorn III, incorporated herein by reference to Exhibit (10)(vi)(d) to the Form 8-K filed with the SEC on July 21, 2006.

Exhibit (10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated herein by reference to Exhibit (10) (vii) of Form 10-K filed with the SEC on March 31, 2005.

Exhibit (10)(vii)(d)	Restricted Stock Grant Agreement dated July 21, 2006 among BNC Bancorp, Bank of North Carolina and Ralph N. Strayhorn III, incorporated herein by reference to Exhibit (10)(vii)(d) to the Form 8-K filed with the SEC on July 21, 2006.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note C).

Exhibit (31)	Rule 13a-14(a)\15d-14 (a) Certifications.

Exhibit (32)	Section 1350 Certification.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: November 13, 2007	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer