Form 10-K
period 2007-12-31
BNC BANCORP
filed 2008-03-17
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

$104,299,869

(Aggregate value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s common stock, no par value per share, was sold on March 10, 2008)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,285,267 shares of common stock, no par value, as of March 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders of BNC Bancorp to be held on May 20, 2008, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

BNC Bancorp (the “Company”) was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina (the “Bank”). The Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the bank holding company laws of North Carolina. The Company’s administrative office is located at 1226 Eastchester Drive, High Point, North Carolina 27265 and the Bank’s main office is located at 831 Julian Avenue, Thomasville, North Carolina 27360. The Company’s only business at this time is owning the Bank and its primary source of income is any dividends that are declared and paid by the Bank on its capital stock.

The Bank is a full service commercial bank that was incorporated under the laws of the State of North Carolina on November 15, 1991, and opened for business on December 3, 1991. The Bank concentrates its marketing and banking efforts to serve the citizens and business interests of the cities and communities located in Davidson, Randolph, Rowan, Forsyth, Guilford, Iredell and Cabarrus Counties. The Bank conducts its business in Davidson County from its banking headquarters located in Thomasville, North Carolina, an additional branch in Thomasville, a branch in Lexington and in Northern Davidson County. In Randolph County, the Bank has one location in the Archdale-Trinity community; in Forsyth County, the Bank has one location in Kernersville and one location in Winston Salem; in Guilford County, the Bank has three locations in Greensboro, one location in Oak Ridge and one location in High Point; in Cabarrus County, the Bank has one office in Harrisburg; and in Rowan County, the Bank has one office in Salisbury; in Iredell County, the Bank has a loan production office in Mooresville.

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

The Bank’s primary sources of revenue are interest and fee income from its lending activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from its investment portfolio. In 2007, the Bank chose to limit the investment on investment securities and other short-term liquid investments and focus the majority of its new investment dollars into higher yielding loans and longer term municipal securities. The major expenses of the Bank are interest paid on deposits and borrowings and general administrative expenses such as salaries, employee benefits, advertising and office occupancy.

The Bank has experienced steady growth over its fifteen-year history. The Bank’s assets totaled $1.1 billion and $952 million as of December 31, 2007 and 2006, respectively. Net income for the fiscal year ended December 31, 2007 was $7.4 million, or $1.05 per diluted share, compared with $6.2 million, or $1.04 per diluted share, for the fiscal year ended December 31, 2006.

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

As of December 31, 2007, there were 37 branch offices of ten commercial banks located in Thomasville and Lexington (Davidson County); and eight offices of seven commercial banks located in the town of Archdale (Randolph County); 85 offices of 18 commercial banks located in Kernersville and Winston-Salem (Forsyth County); two offices of two commercial banks in the town of Oak Ridge (Guilford County); 31 offices of 13 commercial banks in the town of High Point (Guilford County); 94 offices of 20 commercial banks located in the city of Greensboro (Guilford County); 22 offices of ten commercial banks located in the town of Salisbury (Rowan County); five branches in the town of Harrisburg (Catawba County). The Bank faces additional competition for investors’ funds from short-term money market securities and other corporate and governmental securities.

Davidson, Randolph, Guilford, Rowan, Cabarrus, Iredell and Forsyth Counties are located in the diverse, growing region of the Piedmont Triad. Lexington, High Point, Archdale and Thomasville’s traditional economic base includes furniture and textile manufacturing, while Greensboro’s base is much more service oriented. Large area employers in the counties of Davidson and Guilford include Dell Corporation, High Point Regional Medical Center, Moses Cone Health System, American Express, RF Micro Devices, Thomas Built Buses, and Dar/Ran Furniture. Oak Ridge is primarily rural with the economic base consisting of farming and small business. Kernersville’s economic base consists primarily of small businesses. Large employers in Kernersville include Roadway Express, Varco Pruden Metal Buildings, Sara Lee Sock Co., and Deere Hitachi.

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

Employees

At December 31, 2007, the Bank had 205 full-time and 18 part-time employees.

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

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2007.

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

Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund, or DIF, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

The FDIC recently amended its risk-based deposit assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, or the Reform Act. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Bank was assessed at an average rate of 5.62 basis points in 2007. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits, in contrast to the statutorily fixed ratio of 1.25% under the old system. The ratio, which is viewed by the FDIC as the level that the funds should achieve, was established by the agency at 1.25% for 2007. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits. The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset future assessments until exhausted.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2007, the Bank was in compliance with this requirement.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 is the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

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

The Company qualified as an accelerated filer in accordance with Rule 12b-2 of the Securities Exchange Act of 1934, effective December 31, 2007. Therefore, the Company is now subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). The Company incurred additional consulting and audit expenses in becoming compliant with SOX 404, and will continue to incur additional audit expenses to comply with SOX 404 going forward.

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

Loss of key personnel could adversely impact results. The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management. The Bank has benefited from consistency within its senior management team, with its top five executives averaging over 14 years of service with the Bank. The Company has entered into employment contracts with each of these top management officials. Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

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

The Company’s trading volume has been low compared with larger national and regional banks. The Company common stock is traded on the NASDAQ Capital Market. However, the trading volume of the Company’s common stock is relatively low when compared with more seasoned companies listed on NASDAQ Global Market, NASDAQ Global Select System, or other consolidated reporting systems or stock exchanges. Thus, the market in the Company’s common stock may be limited in scope relative to other larger companies. In addition, the Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

Changes in interest rates affect profitability and assets. Changes in prevailing interest rates may hurt the Bank’s business. The Bank derives its income primarily from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more the Bank earns. When market rates of interest change, the interest the Bank receives on its assets and the interest the Bank pays on its liabilities will fluctuate. This can cause decreases in the “spread” and can adversely affect the Bank’s income. Changes in market interest rates could reduce the value of the Bank’s financial assets. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decrease in value as interest rates rise. In addition, interest rates affect how much money the Bank lends. For example, when interest rates rise, the cost of borrowing increases and the loan originations tend to decrease. If the Bank is unsuccessful in managing the effects of changes in interest rates, the financial condition and results of operations could suffer.

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

The cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 may negatively impact the Company’s income. The Company is subject to the rules and regulations of the SEC, including those rules and regulations mandated by the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of requires all reporting companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. Section 404 further requires that the reporting company’s independent auditors attest to, and report on, this management assessment. The Company is now subject to the auditor attestation requirement of Section 404 which increased expenses related to its internal and external auditors.

We may not be able to pay dividends in the future in accordance with past practice. We have in the past paid an annual dividend to shareholders. However, we are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

At December 31, 2007, the Company conducted its business from its headquarters located in High Point, North Carolina, the Banks main office in Thomasville and 14 other branch offices and one loan production office. The following list sets forth certain information regarding the Company’s and Bank’s properties.

Owned properties:

Main Office: 831 Julian Avenue, Thomasville, NC 27360

Archdale Office: 113 Trindale Road, Archdale, NC 27263

Lexington Office: 115 East Center Street, Lexington, NC 27292

North Thomasville Office: 1317 National Highway, Thomasville, NC 27360

Kernersville Office: 211 Broad Street, Kernersville, NC 27284

Oak Ridge Office: 8000 Linville Road, Oak Ridge, NC 27310

High Point Office: 801 North Elm Street, High Point, NC 27262

Salisbury Office: 415 Jake Alexander Boulevard West, Salisbury, NC 28147

Harrisburg Office: 3890 Main Street, Harrisburg, NC 28075

N. Davidson Office: 5744 Old US Hwy 52, Lexington, NC 27374

Leased properties:

High Point Administrative Office: 1226 Eastchester Drive, High Point, NC 27265

Friendly Center Office: 3202 Northline Avenue, Greensboro, NC 27408

Dover Road Office: 1110 Dover Road, Greensboro, NC 27408

Elm Street Office: 112 N. Elm Street, Greensboro, NC 27404

Winston Salem Office: 1551 Westbrook Plaza Drive, Suite 90, Greentree II Building, Winston Salem, NC 27103

Mooresville Loan Production Office: 107 Kilson Drive, Suite 106, Mooresville, NC 28117

The total net book value of the Bank’s premises and equipment on December 31, 2007 was $23 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as “other real estate owned” until it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2007, the Bank had $2.5 million of assets classified as other real estate owned.

ITEM 3.	LEGAL PROCEEDINGS

In the opinion of management, the Company is not involved in any material pending legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed in the NASDAQ Capital Market under the symbol “BNCN”. Scott & Stringfellow, Inc., Morgan Keegan, Ryan Beck & Co., Sandler O’Neill & Partners, L.P., Raymond James & Associates, Howe Barnes, McKinnon and Company, and Monroe Securities are the market makers in the Company’s stock. Wachovia Securities is not a market maker; however, they do attempt to match-up buyers and sellers through their local offices.

Table 19 presents certain market and dividend information for the last two fiscal years.

As of December 31, 2007, the Company had approximately 1411 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

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

There were no purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2007. The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of December 31, 2007, the maximum of stock able to be purchased by the Company amounted to 609,909 shares, with 199,864 shares repurchased.

The information required to be disclosed under Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is presented in Item 12 of this Form 10-K.

Performance Graph

The following graph compares the Company’s cumulative stockholder return on its Common Stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by SNL Financial, LC using data as of December 31, 2007.

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

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Data:
Total interest income	$73,670	$53,211	$33,373	$23,171	$18,024
Total interest expense	41,265	26,481	14,593	8,029	6,074

Net interest income	32,405	26,730	18,780	15,142	11,950
Provision for loan losses	3,090	2,655	2,515	1,190	520

Net interest income after provision	29,315	24,075	16,265	13,952	11,430
Non-interest income	5,249	3,821	2,982	3,190	3,379
Non-interest expense	24,068	19,110	13,023	11,863	10,034

Income before income taxes	10,496	8,786	6,224	5,279	4,775
Provision for income taxes	3,058	2,616	1,719	1,474	1,368

Net income (loss)	$7,438	$6,170	$4,505	$3,805	$3,407

Per Share Data: (6)
Earnings per share—basic	$1.08	$1.09	$0.94	$0.79	$0.70
Earnings per share—diluted	1.05	1.04	0.88	0.75	0.66
Cash dividends paid	0.18	0.15	0.12	0.10	0.08
Market price
High	21.00	18.58	17.65	13.43	12.90
Low	15.60	15.43	12.42	11.31	7.01
Close	16.91	18.58	16.86	13.09	12.00
Tangible book value	8.30	6.92	6.18	5.35	4.80

Weighted average shares outstanding:
Basic	6,865,204	5,658,196	4,798,869	4,788,713	4,854,205
Diluted	7,088,218	5,957,478	5,093,327	5,099,679	5,133,131
Year-end shares outstanding	7,257,532	6,709,007	4,804,748	4,785,754	4,801,548

Selected Year-End Balance Sheet Data:
Total assets	$1,130,112	$951,731	$594,550	$497,549	$372,281
Loans	932,562	774,664	499,247	420,838	303,732
Allowance for loan losses	11,784	10,400	6,140	5,361	4,598
Goodwill	26,129	26,129	3,423	3,423	3,423
Deposits	855,130	786,777	490,892	391,480	296,742
Short-term borrowings	80,928	4,673	7,061	28,275	12,535
Long-term debt	101,713	81,713	59,496	45,496	34,000
Shareholders’ equity	86,392	72,523	33,114	29,037	26,493

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Average Balances:
Total assets	$1,041,018	$747,997	$549,654	$442,087	$331,907
Loans, including loans held for sale	849,271	615,689	454,395	365,377	257,402
Total interest-earning assets	943,756	685,981	503,013	408,385	299,033
Deposits, interest-bearing	782,755	564,084	404,384	321,590	240,325
Total interest-bearing liabilities	891,695	643,325	475,254	378,563	274,007
Shareholders’ Equity	76,065	48,949	31,061	28,011	26,734

Selected Performance Ratios:
Return on average assets	0.71%	0.82%	0.82%	0.86%	1.03%
Return on average equity	9.78%	12.60%	14.50%	13.58%	12.74%
Net interest spread (1)	3.34%	3.82%	3.75%	3.72%	3.95%
Net interest margin (2)	3.60%	4.08%	3.92%	3.87%	4.14%
Non-interest income to total revenue (5)	13.94%	12.51%	13.70%	17.40%	22.04%
Non-interest income to average assets	0.50%	0.51%	0.54%	0.72%	1.02%
Non-interest expense to average assets	2.31%	2.55%	2.37%	2.68%	3.02%
Efficiency ratio (7)	63.92%	62.55%	59.84%	64.71%	65.46%
Dividend payout ratio	16.61%	13.34%	12.43%	12.84%	11.40%

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.39%	0.16%	0.37%	0.08%	0.27%
Allowance for loan losses to period-end loans	1.26%	1.34%	1.23%	1.27%	1.51%
Allowance for loan losses to nonperforming loans	327.42%	839.39%	335.70%	1614.76%	550.66%
Nonperforming assets to total assets (3)	0.54%	0.24%	0.45%	0.18%	0.27%
Net loan charge-offs to average loans	0.20%	0.20%	0.38%	0.12%	0.09%

Capital Ratios: (4)
Total risk-based capital	10.31%	10.23%	11.27%	10.79%	10.16%
Tier 1 risk-based capital	8.26%	8.00%	8.61%	9.55%	8.91%
Leverage ratio	7.40%	7.40%	7.92%	8.66%	7.94%
Equity to assets ratio	7.64%	7.62%	5.57%	5.84%	7.12%
Tangible equity to assets ratio	5.28%	4.77%	5.01%	5.16%	6.22%

Other Data:
Number of full service banking offices	14	13	8	7	6
Number of limited service offices	1	1	2	3	3
Number of full time equivalent employees	218	196	140	122	106

(1)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.
(3)	Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.
(4)	Capital ratios are for the bank.
(5)	Total revenue consists of net interest income and non-interest income.
(6)	All per share data has been restated to reflect the dilutive effect of a 10% stock dividend distributed on January 22, 2007, a stock split effected in the form of a 25% stock dividend in 2005 and a stock split effected in the form of a 10% stock dividend in 2003.
(7)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in understanding and evaluating of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report. Additional discussion and analysis related to fiscal 2007 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

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

The Company is a one-bank holding company incorporated under the laws of North Carolina to serve as the holding company for the Bank. The Company acquired all of the outstanding capital stock of the Bank on December 16, 2002. The Bank is a full service commercial bank that was incorporated under the laws of the State of North Carolina on November 15, 1991, and opened for business on December 3, 1991. The Bank concentrates its marketing and banking efforts to serve the citizens and business interests of the cities and communities located in Davidson, Randolph, Guilford, Rowan, Iredell, Cabarrus and Forsyth Counties. See “PART I, ITEM 1 — BUSINESS” for an overview of the business operations of the Company and the Bank.

EXECUTIVE SUMMARY

Your Company faced a number of significant challenges in 2007 that exceeded those typical in our industry, some attributable to macro-economic and industry conditions, while others related to management initiatives to build infrastructure to support and fuel our growing company.

Investment in New Markets: With attractive demographics and growth potential, we have targeted suburban Charlotte as a primary expansion area for the Bank. In the third quarter we celebrated the grand opening of our full-service permanent facility in Harrisburg, and in the fourth quarter we hired a team of exceptional, seasoned bankers to open a banking office in the Mooresville/Lake Norman area. These offices, while increasing overhead in the fourth quarter, are investments in the future of our Company that we are confident will pay dividends in future periods.

Interest Rate Impact: Due to a flat yield curve and recent Federal Reserve rate cuts, our Company has been challenged with shrinking net interest margins over the past 12 months, with expectations for further margin compression to occur into the first half of 2008. We further anticipate that our margin will begin to rebound during the second half of 2008 as low short-term rates and a steeper yield curve provides a more favorable environment for margin expansion.

Credit Quality: Even though we operate in one of the most stable real estate markets in the southeast, we are prudently and continuously evaluating our policies, procedures, and portfolio mix. We fully understand we are in the business of managing risk, and while current conditions have heightened risk within our industry, we are embracing and attempting to fortifying the resources within our Company to better manage this risk.

We are very pleased to report that net charge-offs for 2007 were 0.20%, in line with the 0.20% in 2006. While the level of non-performing assets increased to 0.54% at year end versus 0.26% a year earlier, this higher level of non-performing assets did not result in significantly higher net charge-offs for the year.

Regulatory: Surpassing $1 Billion in assets in 2007 was a major milestone for our Company. With the added scrutiny and regulatory oversight due to our growing market capitalization, we incurred a heavy burden in terms of legal, professional, and regulatory expense. While this expense creates no added efficiencies, the added focus on internal controls has helped to further solidify our Company’s foundation for future growth.

Capital: Management has been successful at leveraging our company’s equity capital and further enhancing the returns to our shareholders as part of our strategic plan. On December 31, 2007, we successfully raised $5.6 million in new equity capital through a cost efficient private placement with Synovus Financial Corp. This extra capital will be instrumental in supporting growth plans in the future.

Growth, Expansion, and Funding Trends. In 2007, as has been the common theme with all of our expansion efforts since inception, finding great bankers of high character and technical skills in high growth markets continued to drive strategic expansion efforts. In 2007, the Company’s strategic focus was to continue to evaluate expansion opportunities within the Charlotte MSA. During the third quarter, we opened our full-service office in Harrisburg, located on the I-485 beltline around Charlotte. In October, we were able to hire a team of experienced bankers in the Mooresville/Lake Norman market to open a loan production office in this rapidly growing market just north of the metro-Charlotte market. In addition to new market expansions, we continued to recruit experienced bankers in our existing markets in an attempt to further leverage our current investment in facilities and technology.

The year also was highlighted by further integration and growth of the offices acquired in the SterlingSouth transaction in late 2006. Despite a short period after the merger where we experienced minimal asset and deposit growth as expected, these offices gained substantial traction in 2007, and provided significant loan growth during the year. We embraced the cultural differences and believe we have built a much stronger Company by adopting the “best of the two” in terms of policies and procedures. See Note B – “Business Combinations” in the accompanying audited financial statements.

To support future growth, on December 31, 2007, our Company raised an additional $5.4 million in equity capital through a cost efficient private placement with one of our correspondent banking partners, Synovus Financial Corp. This equity capital will provide the company with the needed capital to continue our expansion efforts in 2008, without being overly dilutive to our shareholders in this uncertain and challenging banking environment.

Trends. Beginning in 2003, the Company began expanding our footprint into new markets using loan production offices as an entry vehicle. Loan production offices were opened in High Point in the second quarter of 2003, and in Salisbury in the fourth quarter of 2003. Each of these offices was successful in growing their respective loan portfolios to over $100 million in loans outstanding by the end of 2005, and both have been converted into full-service offices. With the success of the loan production office model, the Company opened loan production offices in the cities of Winston-Salem and Harrisburg, North Carolina in 2004 and 2005. With deposit rates on the rise, and the value of core deposits increasing, our strategy shifted more towards an expansion strategy that targeted a greater balance from a deposit and loan growth perspective. This prompted the entry into the Greensboro market with the acquisition of SterlingSouth Bank in July of 2006. SterlingSouth had relied primarily on local deposits to fund its growth, therefore providing our Company with a nice balance of both deposits and loans in the Greensboro market.

In early 2007, it became evident that the flat yield curve and growing credit concerns in our industry would make 2007 and 2008 two of the most difficult years our industry has faced in well over a decade. We chose to retract our expansion efforts in favor of focusing internally on our credit quality, as well as controls and procedures surrounding the credit approval and review functions. In late 2007, with the residential real estate market no longer a sector deemed to be favorable for growth, we turned to an opportunity in the Lake Norman/Mooresville market to hire a team of seasoned bankers whose expertise was in the commercial real estate area. We will continue to evaluate opportunities that arise, and utilize either the full-service office or the loan production vehicle as entries into attractive markets as deemed appropriate.

The Company’s loan portfolio has more than tripled from the $303.7 million reported on December 31, 2003, to December 31, 2007, when total loans were $932.6 million. In this four-year period, short-term rates have been quite volatile. Management has made a conscious effort to pursue variable rate lending when short-term rates are at historically low levels, then as rates rise we have transitioned the mix of variable to fixed back towards a more balanced portfolio. To accomplish this objective during the most recent Fed tightening, we utilized $55.0 million of interest rate swaps. The use of swaps was deemed to be a much more efficient vehicle for balancing the Company’s variable to fixed ratio, and ultimately provided a higher blended fixed rate than was available in our markets at the time on larger loan relationships.

Over the same time period, management has utilized the wholesale CD markets to attract and lock in funding at terms that meet our current asset-liability management objectives. When rates were at historically low levels in 2003 and 2004, we extended our offerings and were able to raise funding in the 18 month to 60 month terms.

When short-term rates increased to a level considered “neutral” as defined by the Federal Reserve Open Market Committee, management and the Board of Directors worked to formulate and execute a strategy to reduce our Company’s asset sensitive position. During 2005 and 2006, the Company executed $55.0 million (notional) of swap transactions whereby we pay prime rate variable and received a blended fixed rate of 7.85% for a weighted average period of slightly less than five years. Currently, these swaps have an average remaining life of around 3.5 years. This effectively turned the interest stream on $55.0 million of our prime-based loan portfolio into a fixed interest stream at 7.85%. This was part of a series of planned moves to reduce the rate sensitivity in our balance sheet. When the Fed tightened short-term rates, we utilized the wholesale markets to shorten our average maturities by offering shorter terms of 6 months to 15 months. These wholesale CD’s have rates similar to those in our local markets. As rates decline, we have 88.7% of our CD portfolio maturing within one year or less.

The primary driver of our gains in net income have come from a 20.4%, 55.0% and 18.5% growth in the loan portfolio, net of allowance for loan losses, in 2007, 2006 and 2005, respectively. In addition to driving a 21.2% and 42.3% increase in net interest income in 2007 and 2006, respectively, the expansion over the past three years also served to provide greater diversification of our loan portfolio into markets less dependent on manufacturing. In 2002, the Thomasville and Lexington offices accounted for 64.4% of the Company’s total loan portfolio, compared to 22.3% at the end of 2007. These markets continue to be very sound banking markets, however, with the current employment volatility in the manufacturing sectors, management is continuing to look at rapidly growing markets outside Davidson County that provide diverse industries and economic drivers.

In 2003 and early 2004, as we originated variable-rate loans funded with longer-term deposits, the Company’s net interest margin declined from 4.14% in 2003 to 3.87% in 2004. However, the Bank’s net interest income increased 26.7%, or $3.2 million in 2004 compared to 2003. By accepting a slightly smaller net interest margin, the Bank was able to accelerate the growth of our loan portfolio, price our loans and deposits to take advantage of future rate increases, and still report record increases in our net interest income. Each of these results was expected as part of the strategic plan implemented during 2003. In 2005 and 2006, as rates rose steadily, the investment we made in longer-term funding, with the sacrifice in short-term yield we experienced by stressing variable-rate credits began to pay significant dividends. In 2006, the Company’s net interest margin increased to 4.08% and net interest income increased by $7.9 million, or 42.3%. In 2007, with interest rates being relatively flat for terms of six months out to 10 years, the Company, and our entire industry experienced a significant decline in net interest margin. Over the first six months, the flat yield curve resulted in our margin declining by 38 basis points from 4.09% for the fourth quarter of 2006 to 3.71% for the second quarter of 2007. When the credit and liquidity markets encountered troubles mid-year, the Federal Reserve started what has become an aggressive and protracted easing of short-term rates. The impact of this easing, along with a shift in focus of the larger money center banks away from the debt markets and into the CD markets has created additional downward pressure on our Company’s net interest margin. Over the second half of 2007, we experienced an additional 16 basis point decline in margin from the 3.71% in the second quarter to 3.55% in the fourth quarter. We anticipate additional easing by the Federal Reserve will produce further declines in our net interest margin over the short-term.

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

During 2007 total shareholders’ equity increased by $13.9 million, or 19.1%. A large component of this increase was the issuance of 355,544 shares of stock amounting to $5.6 million associated with private placement with Synovus Financial Corp. The Company reported net income of $7.4 million, and paid cash dividends of $1.3 million during 2007. The Company did not repurchase any shares in 2007 as part of the stock repurchase plan approved by the Board of Directors. All capital ratios continue to place the Bank in excess of the minimum required to be deemed a “well-capitalized” bank by regulatory measures.

The Bank has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks, investment securities available for sale and FHLB stock, ended the year in the aggregate at $115.0 million, or 10.2% of total assets. The Bank, as a member of the FHLB, has an investment of $7.2 million in FHLB stock. The Bank’s investment in premises and equipment increased by $3.5 million; primarily as a result of the addition of our full-service office in Harrisburg and the land acquisition for a new banking office planned for north High Point. At December 31, 2007, the Company has goodwill of $26.1 million that is not amortizable. At December 31, 2007, the core deposit intangibles associated with acquisitions amounted to $2.1 million.

Net Interest Margin Trends. Bank earnings are principally driven on the spread between the yield on earning assets and the costs associated with funding these assets. While most funding is generally short-term in nature, approximately half of our earning assets have terms that stretch from 12 months to 60 months. The additional risk premium associated with extending asset maturities above those on the funding side has historically served to enhance the bank’s net interest margin. In 2007, this historical premium disappeared, and in a flat interest rate environment, new and renewed asset originations carried much smaller spreads than historically received. This produced declining margins for growth companies, brought about by incremental asset generations providing small spreads, and reducing the company’s overall net interest margin. In the second half of 2007, the Federal Reserve began reducing short-term rates, which provided relief from the flat rate environment, but the negative implications on net interest margin of declining short-term rates was nearly as punitive. With further cuts anticipated by the Federal Reserve, we anticipate continued margin pressure throughout the first half of 2008. Once the Federal Reserve completes their cycle of cuts, we anticipate a much more favorable rate environment for margin expansion.

In 2007, the Company reported total loan growth of over $157.9 million. During the year, variable-rate loans increased by $31.3 million, while fixed-rate loans increased by $126.6 million. With the Federal Reserve being in a “neutral” to “tight” stance on monetary policy, and the Company’s asset-liability exposure to declining rates, management used 2007 to continue its efforts in gaining a greater balance between variable and fixed rate loans. After accounting for the $55.0 million in fixed for prime swaps outstanding, the ratio of fixed to variable rate loans ended the year at 51.9% fixed and 48.1% variable.

The funding for the loan growth in 2007 was heavily dependent on wholesale funds; unlike in 2006 and 2005 when funding came primarily from the local and wholesale CD markets With CD rates above the 5% threshold for much of 2006 and 2007, the competition for core deposits were magnified. In 2005, when our targeted terms for new funding changed to 15 months or less, we were able to tap our local markets and generate local deposit growth, primarily with terms of eight months to 13 months. This local deposit growth was led by the opening of our full-service office in High Point in the first quarter, and the expanded awareness of our Salisbury office during the second half of 2005. When local deposit growth was not sufficient to meet short-term funding requirements, we continued to use the wholesale markets to acquire (or to obtain) funding with terms of six months to 24 months. In 2006, with core deposit rates being at a steep discount to wholesale funding, we made an even greater effort to grow our core deposit base through aggressive calling efforts, acquisition, and expansion of our deposit gathering locations. In 2006, core deposits (excludes time deposits) grew approximately $88 million, of which $59 million was from the SterlingSouth acquisition and $29 million was from organic growth. In 2007, with competition for core deposits intensifying, much of the funding during the first half of the year was derived from the wholesale CD market. During the second half of 2007, with CD pricing elevated at both the local and national levels, the most cost efficient form of wholesale funding was through lines of credit established at correspondent banks and with the FHLB. This funding carried variable rate pricing, which was ideal in a declining rate environment. At the end of 2007, the Company had $122.7 million outstanding at the FHLB, of which $72 million carried a fixed rate while $50.7 were variable rate advances. The Company had $18.3 million outstanding in correspondent lines of credit which have variable rate pricing.

As management and the Board looks ahead to 2008, it is uncertain how long and at what pace the Federal Reserve will continue to reduce short-term interest rates, and what the impact future moves will have on the slope of the yield curve. We are positioning our balance sheet and interest income stream to partially participate in future rate moves, while reducing our exposure to pronounced movements in rates in either direction. Management believes these strategic initiatives now in place are a prudent way to protect the long-term income stream of our Company.

FINANCIAL CONDITION

DECEMBER 31, 2007 AND 2006

The most significant factor affecting the Company’s financial condition in 2007 was the $157.9 million increase in total loans. This total increase was composed principally of an increase of $59.7 million in loans secured by real estate other than construction, an increase of $82.3 million in loans secured by construction purpose real estate and an increase of $12.8 million in commercial and industrial loans. The Bank has maintained liquidity at what it believes to be an appropriate level. Liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks, investment securities available for sale and FHLB stock, ended the year in the aggregate at $115.0 million, or 10.2% of total assets. The Bank, as a member of the FHLB, has an investment of $7.2 million in FHLB stock. The Bank’s investment in premises and equipment increased by $3.5 million; primarily as a result of the addition of our full-service office in Harrisburg and the land acquisition for a new banking office planned for north High Point. At December 31, 2007, the Company has goodwill of $26.1 million that is not amortizable. At December 31, 2007, the core deposit intangibles associated with acquisitions amounted to $2.1 million.

Funding to support higher total assets held at year-end was provided by an increase of $68.4 million in deposit accounts, an increase of $76.3 million in short-term borrowings, and an increase of $20.0 million in long-term debt. The increase in deposit accounts was due to an increase of $39.5 million in certificates of deposit. Large denomination certificates of deposit increased by $49.0 million in 2007, with virtually all of the growth coming from additional wholesale sources. At year-end 2007, the Bank had $301.3 million in large denomination certificates of deposit obtained through the wholesale markets. These certificates had maturities ranging from six months to five years at rates at or below those being quoted in the local markets at the time of closing. Smaller denomination time deposits, which come primarily from within our local markets, decreased by $9.5 million. Included in short-term borrowings was $7.5 million outstanding on a line of credit to BNC Bancorp, which was used to increase the Company’s equity investment in the Bank and augment capital levels at Bank of North Carolina.

During 2007 total shareholders’ equity increased by $13.9 million, or 19.1%. A large component of this increase was the issuance of 355,544 shares of stock amounting to $5.4 million associated with private placement with Synovus Financial Corp. The Company reported net income of $7.4 million, and paid cash dividends of $1.3 million during 2007. The Company did not repurchase any shares in 2007 as part of the stock repurchase plan approved by the Board of Directors. All capital ratios continue to place the Bank in excess of the minimum required to be deemed a “well-capitalized” bank by regulatory measures.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

Overview. The Company reported net income of $7.4 million or $1.05 per diluted share for the year ended December 31, 2007, as compared with net income of $6.2 million or $1.04 per diluted share for 2006, an improvement of $1.2 million or $0.01 per diluted share. Net interest income increased by $5.7 million, or 21.2%, in 2007, while non-interest income increased by $1.4 million, or 37.4%. The increases in income exceeded the $5.0 million increase in non-interest expenses, which totaled $24.1 million in 2007 as compared with $19.1 million in 2006. The most significant factor affecting the Bank’s operations in 2007 was the 20.4% increase in the loan portfolio, a decline in our net interest margin of 48 basis points, and a full year of operations in our Greensboro offices obtained through the acquisition of SterlingSouth Bank & Trust Company in July of 2006.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2007 and 2006, average interest-earning assets were $943.8 million, and $686.0 million, respectively. During these same years, the Bank’s tax effected net yields on average interest-earning assets were 3.60% and 4.08%, respectively. The decrease in the net interest margin from 2006 to 2007 was due primarily to two factors:

1. Bank earnings are principally driven on the spread between the yield on earning assets and the costs associated with funding these assets. While most funding is generally short-term in nature, approximately half of our earning assets have terms that stretch from 12 months to 60 months. The additional risk premium associated with extending asset maturities above those on the funding side has historically served to enhance the bank’s net interest margin. In 2007, this historical premium disappeared, and in a flat interest rate environment, new and renewed asset originations carried much smaller spreads than historically received. This produced declining margins for growth companies, brought about by incremental asset generations providing small spreads, and reducing the Company’s overall net interest margin.

2. In the second half of 2007, the Federal Reserve began reducing short-term rates, which provided relief from the flat rate environment, but the negative implications on net interest margin of declining short-term rates was nearly as punitive. As is typical with most commercial banks with a large variable rate loan portfolio, the Company had a higher volume of assets relative to liabilities that repriced within thirty days of each rate cut. With further cuts anticipated by the Federal Reserve, we anticipate continued margin pressure throughout the first half of 2008.

Table 2 and Table 3 following this discussion, “Average Balances and Net Interest Income” and “Volume and Rate Analysis,” respectively, presents an analysis of the Bank’s net interest income and rate/volume activity for 2007 and 2006.

As described above, the primary component of earnings for the Bank is net interest income. Net interest income increased to $32.4 million for the year ended December 31, 2007, a $5.7 million or 21.2% increase from the $26.7 million earned in 2006. Total interest income benefited from strong growth in the level of average earning assets which more than offset the marked decline in the Company’s net interest margin. Average total interest-earning assets increased $257.8 million, or 37.6%, during 2007 as compared to 2006, while the average yield increased by 3 basis points from 7.94% to 7.97%. Average total interest-bearing liabilities increased by $248.4 million, or 38.6%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities increased by 51 basis points from 4.12% to 4.63%. With the yield on earning assets staying stable and cost of interest-bearing liabilities increasing by 51 basis points, the Bank’s net interest margin decreased by 48 basis points. For the year ended December 31, 2007 the net interest margin was 3.60%, while for the year ended December 31, 2006, the net interest margin was 4.08%.

Provision for Loan Losses. The Bank recorded a $3.1 million provision for loan losses in 2007, representing an increase of $435,000 from the $2.7 million provision made in 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2007 and 2006 the provision for loan losses was made principally in response to growth in loans and to cover charge-offs. Net loan growth totaled $156.5 million in 2007 and $128.8 million in 2006 (excluding $142.4 million of net loans from the acquisition of SterlingSouth). The allowance for loan losses, as a percentage of loans outstanding, decreased from 1.34% at the beginning of 2007 to 1.26% at the end of the year. At December 31, 2007, the allowance for loan losses was $11.8 million, an increase of $1.4 million, or 13.3% from the $10.4 million at the end of 2006. At December 31, 2007, the Bank had $3.6 million in nonaccrual and restructured loans compared to $1.1 million at the end of 2006. The nonaccrual balance at December 31, 2007 has been written down to a balance that management believes is collectible under normal market conditions. Net loan charge-offs for 2007 were $1.7 million or 0.20% of average loans outstanding during the year. Net charge-offs for 2006 were $1.2 million, resulting in a similar 0.20% ratio of average loans outstanding for the year.

Non-Interest Income. Non-interest income increased to $5.2 million for the year ended December 31, 2007 as compared with $3.8 million for the year ended December 31, 2006, an increase of $1.4 million or 37.4%. The fee income from the Company’s mortgage origination unit increased in 2007 to $839,000 from $605,000 in 2006. Service charges on deposits and other services in 2007 were $2.9 million, an increase of $464,000, or 19.0%, when compared to the $2.4 million in 2006. This increase was essentially growth related. Table 4 following this discussion presents a comparative analysis of the components of non-interest income.

Non-Interest Expenses. Non-interest expenses totaled $24.1 million for the year ended December 31, 2007, an increase of $5.0 million over the $19.1 million reported for 2006. Substantially all of this increase resulted from the Bank’s growth and development during 2007 and 2006, including the opening and expanded staffing of several offices, and the full year of our Greensboro operations acquired in mid-2006. Personnel costs increased by $3.2 million, or 27.2%, with the majority of this increase attributable to the acquisition of SterlingSouth and to a lesser extent paying the salaries of the lenders and support staff at the new full-service and loan production offices. Included in this increase in personnel costs were the effects of the adoption of accounting standard SFAS 123(R), which added $97,000 and $222,000 to compensation expense during 2007 and 2006, respectively. In addition, with the Bank experiencing asset growth of 18.7% for the year, the necessary support staff also increased. Table 5 following this discussion presents a comparative analysis of the components of non-interest expenses.

Income Taxes. The provision for income taxes of $3.1 million in 2007 and $2.6 million in 2006 represents 29.1% and 29.8%, respectively, of income before income taxes. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Overview. The Company reported net income of $6.2 million or $1.04 per diluted share for the year ended December 31, 2006, as compared with net income of $4.5 million or $0.88 per diluted share for 2005, an improvement of $1.7 million or $0.16 per diluted share. Net interest income increased by $8.0 million, or 42.3%, in 2006, while non-interest income increased by $839,000, or 28.1%. The increases in income exceeded the $6.1 million increase in non-interest expenses, which totaled $19.1 million in 2006 as compared with $13.0 million in 2005. The most significant factor affecting the Bank’s operations in 2006 was the acquisition of SterlingSouth Bank & Trust Company (SterlingSouth) on July 20, 2006.

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

LIQUIDITY

The Bank’s sources of funds are deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2007, the Bank had credit availability with the FHLB of approximately $142.3 million, with $122.7 million outstanding.

Total deposits were $855.1 million and $786.8 million at December 31, 2007 and 2006, respectively. As a result of the Company’s loan growth exceeding local deposit growth, the Bank utilized its wholesale funding sources, such as borrowings from the FHLB and correspondent banks and the wholesale CD market. Due to the availability of funds and a wide range of terms available in the wholesale CD market, the Bank grew out-of-market time deposits by $25.1 million in 2007, compared to a growth in that sector of $86.0 million in 2006. At December 31, 2007 and 2006, time deposits represented 66.7% and 67.5%, respectively, of the Company’s total deposits. Certificates of deposit of $100,000 or more represented 48.9% and 47.0%, respectively, of the Bank’s total deposits at December 31, 2007 and 2006. At December 31, 2007 and 2006, the Company had $301.3 million and $276.2 million in wholesale time deposits, respectively. Management believes that most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity. While the Company has utilized lines of credit through correspondents and the FHLB as its primary funding source over the final two quarters of 2007, these sources are not unlimited, and therefore will not be available to fund future growth expected in 2008 and beyond.

Management anticipates that the Bank will rely primarily upon wholesale funding sources, customer deposits, loan repayments and current earnings to provide liquidity, fund loans and to purchase securities. Securities will be primarily issued by the federal government and its agencies, municipal securities and agency sponsored mortgage-backed securities.

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6 following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2007.

CAPITAL RESOURCES

At December 31, 2007 and 2006, the Company’s tangible shareholders’ equity totaled $58.2 million and $44.1 million, respectively. The Company’s tangible equity to asset ratio on those dates was 5.28% and 4.77%, respectively. These ratios are above regulatory minimums necessary to be classified as well-capitalized, and show continued effort in our plan to leverage tangible equity capital to better enhance our return on average tangible equity.

During 2007 total shareholders’ equity increased by $13.9 million, or 19.1%. A large component of this increase related to a $5.4 million private placement equity offering where the Company issued 355,544 common shares to Synovus Financial Corp. The Company reported net income of $7.4 million, and paid cash dividends of $1.3 million during 2007. The Company did not repurchase any shares in 2007 as part of the stock repurchase plan approved by the Board of Directors. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1—DESCRIPTION OF BUSINESS” — Supervision and Regulation.”

All capital ratios place the Bank and Company in excess of the minimum required to be deemed adequately capitalized by regulatory measures. During 2002, the Bank’s Total Capital to Risk Weighted Assets ratio fell below the 10% threshold to be considered a well-capitalized institution as a result of the high concentration of cash paid in the Bank’s acquisition of a smaller community bank located in Kernersville, North Carolina. The Company’s wholly owned capital trust issued $5.0 million in trust preferred securities during the first half of 2003 to re-establish the Bank’s capital levels to well-capitalized. The Company’s capital trusts issued $7.0 million and $11.0 million of 30 year trust preferred securities during 2006 and 2004, respectively, while the Bank issued $8.0 million of subordinated debentures in 2005 to augment regulatory Tier I and Tier II capital. The Company’s Tier I Leverage ratio as of December 31, 2007 and 2006 was 7.25% and 7.70%, respectively.

Note O to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of December 31, 2007. Management expects that the Bank will remain “well-capitalized” for regulatory purposes throughout 2008, although there can be no assurance that the Bank or Company will not fall into the “adequately-capitalized” classification.

ASSET/LIABILITY MANAGEMENT

The Bank’s results of operations depend substantially on its net interest income. Like most financial institutions, the Bank’s interest income and cost of funds are affected by general economic conditions and by competition in the market place. The purpose of asset/liability management is to provide stable net interest income growth by protecting the Bank’s earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Bank maintains, and has complied with, an asset/liability management policy approved by the Board of Directors of the Bank and the Company that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities, earnings at risk, and economic value at risk. This policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

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

In reviewing the needs of the Bank with regard to proper management of its asset/liability program, the Bank’s management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes. A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayments on loan and loan-backed assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Based on the results of the income simulation model as of December 31, 2007, looking forward for 12 months, the Bank would expect an increase in net interest income of $0.8 million if interest rates increase from current rates by 300 basis points and a decrease in net interest income of $0.9 million if interest rates decrease from current rates by 300 basis points.

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

Table 7 following this discussion, “Interest Rate Sensitivity Analysis” sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and have been placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

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

Table 9 following this discussion presents, at December 31, 2007, (i) the aggregate maturities or repricing of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature or reprice after one year.

Commercial Loans. Commercial business lending is a major focus of the Bank’s lending activities. At December 31, 2007, the Bank’s commercial and industrial loan portfolio equaled $109.9 million or 11.8% of total loans, as compared with $97.1 million or 12.5% of total loans at December 31, 2006. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by real estate, which are categorized as real estate loans. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

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

Residential real estate loans amounted to $308.8 million and $266.1 million at December 31, 2007 and 2006, respectively. The Bank’s residential mortgage loans are generally secured by properties located within the Bank’s market area. Many of the residential mortgage loans that the Bank makes are originated for the account of third parties. Such loans are classified as loans held for sale in the financial statements. The Bank receives fees for each such loan originated, with such fees aggregating $839,000 for the year ended December 31, 2007 and $605,000 for the year ended December 31, 2006. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties. The Bank does not originate sub-prime mortgages, unless through a correspondent who has full underwriting authority. In these cases, since the Bank is not involved in the credit decision, there is limited exposure to defaults and buy back provisions.

Commercial real estate loans totaled $481.6 million and $382.3 million at December 31, 2007 and 2006, respectively. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Management closely monitors residential real estate, specifically its acquisition, development and construction loans, since these loans are generally considered most vulnerable to economic downturns. We attempt to mitigate this risk by employing experienced real estate lenders, providing real estate underwriting standards within the Credit Policy Manual, engaging an outside firm to conduct ongoing credit reviews and most recently, contracting with a firm to provide quarterly real estate updates and trends for communities we have credit exposure. Most residential construction loans require full personal guarantees from the principals of the borrowing entity and maturities are typically limited to 12 months. Trends within the Bank’s real estate portfolio have followed the general trends within our markets including increases in average time houses are on the market for sale and housing inventory available for sale with a slight decrease in average home prices. Increases in 2007 non-performing assets were primarily due to specific adjustments within the real estate portfolio.

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

NONPERFORMING ASSETS

Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, restructured loans and loans in nonaccrual status, increased to $6.1 million at December 31, 2007 from $2.3 million at December 31, 2006. This increase was primarily due to a long standing loan relationship which was charged down to $2.6 million and subsequently restructured was added to non-performing assets during 2007, and to a lesser degree, the contraction of the housing market and subsequent slowdown of real estate construction. Our allowance for loan losses, expressed as a percentage of gross loans, was 1.26% and 1.34% at December 31, 2007 and 2006, respectively. At December 31, 2007, the allowance for loan losses amounted to $11.8 million, which management believes is adequate to absorb losses inherent in our loan portfolio.

Table 10 following this discussion sets forth, for the periods indicated, information with respect to the Bank’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans plus loans ninety days past due and still accruing), and total nonperforming assets.

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. The Bank accounts for loans on a nonaccrual basis when it has serious doubts about the ability to collect principal or interest in full. Generally, the Bank’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rates when management anticipates that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which management has serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the Bank’s allowance for loan losses. At December 31, 2007, the Bank had identified $1.0 million in nonaccrual loans, decreasing from $1.1 million at the end of 2006. Loans past due and still accruing totaled $0 compared to $165,000 at the end of 2006. Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2007 and 2006, there were $2.5 million and $1.1 million, respectively, in assets classified as real estate owned. There was $2.6 million classified as restructured loans at December 31, 2007.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In addition, on a quarterly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from the Bank’s history of operations. In addition to the Bank’s history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2007 or 2006.

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

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent from 2000 through 2003. Over the four-year period from 2004 through 2007, there has been an increase in the concentration of real estate construction loans and real estate loans while there has been a decline in the percentage of the portfolio made up of commercial and industrial loans. This reflects the real estate lending background and experience of our lenders and the growth opportunities in the Salisbury, Harrisburg, Greensboro and High Point markets.

For the five fiscal years 2003 through 2007, the Bank’s loan loss experience has seen net loan charge-offs in each year of range from 0.09% to 0.38% of average loans outstanding. For 2007, net charge-offs were 0.20% of average loans outstanding as compared to 0.20% in the prior year. The increase in the nominal amount of net charge-offs in 2007 was due to primarily to a higher average amount of loans outstanding and a softening of the local housing markets. The net charge-off total for 2007, despite a higher level of non-performing assets at the end of the year, was 0.20%, right in line with the prior year and our five year historical average.

The Bank’s allowance for loan losses at December 31, 2007 of $11.8 million represents 1.26% of total loans outstanding, excluding loans held for sale. The Bank’s allowance for loan losses at December 31, 2006 of $10.4 million represented 1.34% of total loans outstanding, excluding loans held for sale. This decrease in the allowance relative to our gross loans was primarily due to growth within our portfolio during 2007. Management believes that the allowance for loan losses at December 31, 2007 is adequate to absorb probable losses inherent in the loan portfolio.

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

Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an adjustment to the allowance for loan losses. No regulatory agency asked for a change in our allowance for loan losses during 2007 or 2006. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Bank’s and the Company’s financial condition and results of operations.

The Bank’s primary markets, including the counties of Davidson, Guilford, Randolph, Forsyth, Iredell, Rowan and Cabarrus have historically been very heavily concentrated in textile, furniture, and heavy manufacturing. With the competition from overseas, these industries have experienced significant plant closings and layoffs in our markets. To this point, the retraction in the manufacturing base has had a minimal impact on our loan quality, except as noted in the Thomasville and Archdale markets. However, if this trend continues, it could negatively impact the Bank’s asset quality.

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

Table 13 following this discussion summarizes the amortized costs, gross unrealized gains and losses and estimated fair values of securities available for sale at December 31, 2007, 2006 and 2005.

Table 14 following this discussion summarizes the amortized costs, fair values and weighted average yields of securities available for sale at December 31, 2007, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2007, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

SOURCES OF FUNDS

Deposit Activities. The Bank provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. During 2007, the Bank’s deposit mix remained very stable relative to prior years. Interest bearing demand accounts increased by $28.1 million, or 15.7%, primarily due to one institutional relationship whose balance has approached $20 million. The Bank had net growth of approximately $25.1 million in wholesale time deposits and $14.4 million in local time deposits. This compares to $86.0 million and $87.5 million of net growth in wholesale time deposits in 2006 and 2005, respectively. With rates at historically low levels in 2003 through the first half of 2005, the Bank chose to extend the average term of our time deposit portfolio. In general, investors in the local markets are not interested in time deposits with terms of two years and longer. The wholesale markets provide a very efficient source of long term funding at rates equal to or below those quoted at the local level. In 2005 and 2006, while wholesale sources provided a source of short-term funding which was consistent with the Bank’s asset-liability objectives, the emphasis shifted to growing deposits through our local branch network. In 2007, with the pricing in both the local and national CD markets at a substantial premium to the Federal Funds target, the Company chose to utilize short-term variable rate borrowings through correspondent banks and the FHLB. This reduced the reliance on wholesale CD’s, which resulted in this sector of our deposits growing at its lowest level in over four years.

Borrowings. Borrowings provide an additional source of funding for the Bank. The Bank may purchase federal funds through unsecured federal funds guidance lines of credit totaling $40.0 million at December 31, 2007. In addition, the Company has an unsecured line of $20 million that is available to utilize at management’s discretion. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate plus a small spread. The Bank and Company had $10.8 million and $7.5 million, respectively, outstanding on the lines of credit as of December 31, 2007. Neither the Bank nor Company had outstanding balances at December 31, 2006.

As an additional source of borrowings the Bank utilizes securities sold under agreements to repurchase, with balances outstanding of $9.9 million and $4.7 million at December 31, 2007 and 2006, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by securities issued by local governmental municipalities.

The Bank also uses advances from the FHLB of Atlanta under a line of credit equal to 15% of the Bank’s total assets, subject to qualifying collateral being pledged. Outstanding advances totaled $122.7 million and $50.0 million at December 31, 2007 and 2006, respectively. These advances are secured by a blanket-floating lien on qualifying first mortgage loans, equity lines of credit, and certain commercial real estate loans. A more detailed analysis of the Bank’s FHLB advances is presented in Note H and Note I to the consolidated financial statements.

Table 15 following this discussion sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

Table 16 following this discussion sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2007.

Table 17 following this discussion sets forth for the periods indicated information regarding the Company’s borrowed funds.

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank’s asset/liability management function. See “ASSET/LIABILITY MANAGEMENT” on page 23 of this Report.

Table 7 following this discussion sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which are projected to reprice or mature in each of the future time periods shown.

Table 18 following this discussion presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2007.

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. These instruments primarily consist of interest rate swaps, caps, floors, financial forward and futures contracts and options written or purchased. Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. Credit risk arises when amounts receivable from a counterparty exceed amounts payable. We control our risk of loss on derivative contracts by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit.

We have used interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2007, swap derivatives with a total notional value of $55.0 million, with remaining terms ranging up to four years, were outstanding. Although off-balance sheet derivative financial instruments do not expose us to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. We minimize such risk by evaluating the creditworthiness of the counterparties and consistently monitoring these agreements. The counterparties to these arrangements are primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2007, our interest rate swaps reflected a net unrealized gain of $1.9 million.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. As of December 31, 2007, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. We consider such risk to be insignificant due to the relatively small derivative positions we hold. A discussion of derivatives is presented in Note P to our consolidated financial statements, which are presented under Item 8 of Part II in this Form 10-K.

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

OFF-BALANCE SHEET ARRANGEMENTS

Information about our off-balance sheet risk exposure is presented in Note Q to the accompanying consolidated financial statements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, our SPE activity is limited to our capital trust subsidiaries: BNC Bancorp Capital Trust I, BNC Bancorp Capital Trust II, BNC Bancorp Capital Trust III and BNC Capital Trust IV, which in aggregate issued 23,000,000 Trust Preferred Securities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” under item 7.

BNC Bancorp

Table 2

Average Balances and Net Interest Income

($ in thousands)

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net (1)	$849,271	$69,280	8.16%	$615,689	$50,002	8.12%	$454,395	$31,338	6.90%
Investment securities, tax effected (2)	79,727	5,291	6.64%	58,519	3,883	6.64%	40,251	2,674	6.64%
Interest-earning balances	8,353	393	4.70%	8,348	353	4.23%	5,497	183	3.33%
Other	6,405	275	4.29%	3,425	235	6.86%	2,870	131	4.56%

Total interest-earning assets	943,756	75,239	7.97%	685,981	54,473	7.94%	503,013	34,326	6.82%

Other assets	97,262			62,016			46,641

Total assets	$1,041,018			$747,997			$549,654

Interest-bearing liabilities:
Deposits:
Demand deposits	195,542	6,175	3.16%	141,467	3,947	2.79%	122,317	2,346	1.92%
Savings deposits	10,725	48	0.45%	10,739	65	0.61%	10,949	53	0.48%
Time deposits	576,488	29,280	5.08%	411,878	18,306	4.44%	271,118	9,085	3.35%
Borrowings	108,940	5,762	5.29%	79,241	4,163	5.25%	70,870	3,109	4.39%

Total interest-bearing liabilities	891,695	41,265	4.63%	643,325	26,481	4.12%	475,254	14,593	3.07%

Non-interest-bearing deposits	67,774			51,823			39,856
Other liabilities	5,484			3,900			3,483
Shareholders’ equity	76,065			48,949			31,061

Total liabilities and stockholders’ equity	$1,041,018			$747,997			$549,654

Net interest income and interest rate spread (3)		$33,974	3.34%		$27,992	3.82%		$19,733	3.75%

Net interest margin (4)			3.60%			4.08%			3.92%

Ratio of average interest-earning assets to average interest-bearing liabilities	105.84%			106.63%			105.84%

(1)	Average loans include non-accruing loans and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The taxable equivalent adjustment was $1.3 million, $953,000 and $683,000 for the years 2006, 2005, and 2004, respectively.

(3)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.

BNC Bancorp

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2007 vs. 2006 Increase (Decrease) Due to			Year Ended December 31, 2006 vs. 2005 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, net	$19,012	$266	$19,278	$12,112	$6,552	$18,664
Investment securities, tax effected	1,407	1	1,408	1,213	(4)	1,209
Interest-earning balances	—	40	40	108	62	170
Other	166	(126)	40	32	72	104

Total interest income	20,585	181	20,766	13,465	6,682	20,147

Interest expense:
Deposits
Demand deposits	1,608	620	2,228	451	1,150	1,601
Savings deposits	—	(17)	(17)	(1)	13	12
Time deposits	7,838	3,136	10,974	5,486	3,735	9,221
Borrowings	1,566	33	1,599	404	650	1,054

Total interest expense	11,012	3,772	14,784	6,340	5,548	11,888

Net interest income increase (decrease)	$9,573	$(3,591)	$5,982	$7,125	$1,134	$8,259

BNC Bancorp

Table 4

Non-Interest Income

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Mortgage fees	$839	$605	$512
Service charges	2,910	2,446	1,796
Investment brokerage fees	490	118	123
Earnings from bank-owned life insurance	891	562	477

Core non-interest income	5,130	3,731	2,908
Gain on sales of investment securities available for sale, net	—	—	1
Other non-interest income	119	90	73

Total non-interest income	$5,249	$3,821	$2,982

BNC Bancorp

Table 5

Non-Interest Expense

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Salaries and employee benefits	$14,738	$11,584	$7,716
Occupancy expense	1,848	1,270	808
Furniture and equipment expense	1,018	804	729
Data processing and supply expense	1,063	1,073	671
Advertising	522	668	443
Insurance, professional and other services	2,237	1,586	1,167
Other	2,642	2,125	1,489

Total non-interest expense	$24,068	$19,110	$13,023

BNC Bancorp

Table 6

Contractual Obligations and Commitments

(In thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$80,928	80,928	$—	$—	$—
Long-term debt	101,713	6,000	9,000	20,000	66,713
Deposits	855,130	770,952	68,651	8,562	6,965

Total contractual cash obligations	$1,031,771	$857,880	$77,651	$28,562	$73,678

The following table reflects other commitments of the Company outstanding as of December 31, 2007.

	Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed	Within 1 Year	2 -3 Years	4 -5 Years	After 5 Years
Lines of credit and loan commitments	$203,945	$133,195	$50,873	$3,220	$16,657
Standby letters of credit	12,551	11,770	781	—	—
Sell loans held for sale	2,315	2,315	—	—	—

Total commitments	$218,811	$147,280	$51,654	$3,220	$16,657

BNC Bancorp

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2007
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans	$509,990	$66,573	$576,563	$355,999	$932,562
Interest Rate Swap	(55,000)	—	(55,000)	55,000	—
Loans held for sale	2,315	—	2,315	—	2,315
Securities available for sale	3,214	2,257	5,471	81,212	86,683
Other earning assets	11,900	—	11,900	—	11,900

Total interest-earning assets	$472,419	$68,830	$541,249	$492,211	$1,033,460

Interest-bearing liabilities
Interest-bearing demand deposits	$155,047	$—	$155,047	$51,876	$206,923
Time deposits and savings	207,652	307,477	515,129	65,526	580,655
Borrowings	80,928	6,000	86,928	95,713	182,641

	$443,627	$313,477	$757,104	$213,115	$970,219

Interest sensitivity gap	$28,792	$(244,647)	$(215,855)	$279,096	$63,241
Cumulative interest sensitivity gap	28,792	(215,855)	(215,855)	63,241	63,241
Cumulative interest sensitivity gap as a percent of total interest-earning assets	2.79%	-20.89%	-20.89%	6.12%	6.12%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	106.49%	71.49%	71.49%	106.52%	106.52%

BNC Bancorp

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate loans	$504,354	54.1%	$444,724	57.4%	$316,390	63.4%	$273,638	65.1%	$164,927	54.3%
Real estate construction loans	286,002	30.7%	203,695	26.3%	108,172	21.7%	70,346	16.7%	34,154	11.2%
Commercial and industrial loans	109,869	11.8%	97,071	12.5%	63,423	12.7%	58,110	13.8%	85,759	28.2%
Loans to individuals	17,967	1.9%	18,140	2.3%	11,262	2.3%	18,744	4.5%	18,892	6.2%
Leases	14,370	1.5%	11,034	1.4%	—	0.0%	—	0.0%	—	0.0%

Total loans	$932,562	100.0%	$774,664	100.0%	$499,247	100.0%	$420,838	100.0%	$303,732	100.0%

These classifications are based upon Call Report Classification codes.

BNC Bancorp

Table 9

Loan Maturities

(In thousands)

	At December 31, 2007
	Due within one year	Due after one year but within five	Due after five years	Total
By loan type:
Real estate loans	$77,614	$301,827	$124,913	$504,354
Real estate construction loans	180,974	105,028	—	286,002
Commercial and industrial loans and leases	66,918	48,124	9,197	124,239
Loans to individuals	6,157	11,559	251	17,967

Total	331,663	466,538	134,361	$932,562

By interest rate type:
Fixed rate loans	$76,225	$279,330	$73,349	$428,904
Variable rate loans	255,438	187,208	61,012	503,658

	$331,663	$466,538	$134,361	$932,562

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

BNC Bancorp

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2007	2006	2005	2004	2003
Nonaccrual loans	$957	$1,074	$324	$332	$835
Accruing loans past due 90 days or more	$—	165	1,193	795	360
Restructured loans	2,642	—	312	—	—

Total nonperforming loans	3,599	1,239	1,829	1,127	1,195
Other real estate owned	2,509	1,078	855	540	177

Total nonperforming assets	$6,108	$2,317	$2,684	$1,667	$1,372

Allowance for loan losses	$11,784	$10,400	$6,140	$5,361	$4,598
Nonperforming loans to year end loans	0.39%	0.16%	0.37%	0.27%	0.39%
Allowance for loan losses to year end loans	1.26%	1.34%	1.23%	1.27%	1.51%
Nonperforming assets to loans and other real estate	0.65%	0.30%	0.54%	0.40%	0.45%
Nonperforming assets to total assets	0.54%	0.24%	0.45%	0.34%	0.37%
Allowance for loan losses to nonperforming loans	327.42%	839.39%	335.70%	475.69%	384.77%

BNC Bancorp

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2007		2006		2005		2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans	$6,375	54.1%	$5,970	57.4%	$3,891	63.4%	$3,486	65.1%	$2,499	54.4%
Real estate construction loans	3,618	30.7%	2,735	26.3%	1,330	21.7%	896	16.7%	517	11.2%
Commercial and industrial loans	1,391	11.8%	1,300	12.5%	780	12.7%	740	13.8%	1,297	28.2%
Loans to individuals	177	1.9%	249	2.3%	139	2.2%	239	4.5%	285	6.2%
Leases	224	1.5%	146	1.4%	—	0.0%	—	0.0%	—	0.0%

	$11,784	100.0%	$10,400	100.0%	$6,140	100.0%	$5,361	100.0%	$4,598	100.0%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

BNC Bancorp

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Loans outstanding at the end of the year	$932,562	$774,664	$499,247	$420,838	$303,732

Average loans outstanding during the year	$849,271	$615,689	$454,395	$365,377	$257,402

Allowance for loan losses at beginning of year	$10,400	$6,140	$5,361	$4,598	$4,306
Provision for loan losses	3,090	2,655	2,515	1,190	520
Allowance acquired in merger of SterlingSouth Bank	—	2,816	—	—	—

	13,490	11,611	7,876	5,788	4,826

Loans charged off:
Real estate loans	(331)	(738)	(645)	(150)	(150)
Real estate construction loans	(1,122)	—	(235)	(31)	(105)
Commercial and industrial loans	(228)	(352)	(290)	(56)	(8)
Loans to individuals	(74)	(199)	(618)	(311)	(182)

Total charge-offs	(1,755)	(1,289)	(1,788)	(548)	(445)

Recoveries of loans previously charged off:
Real estate loans	32	64	3	10	31
Real estate construction loans	—	—	—	—	—
Commercial and industrial loans	6	8	4	90	177
Loans to individuals	11	6	45	21	9

Total recoveries	49	78	52	121	217

Net charge-offs	(1,706)	(1,211)	(1,736)	(427)	(228)

Allowance for loan losses at end of year	$11,784	$10,400	$6,140	$5,361	$4,598

Ratios:
Net charge-offs as a percent of average loans	0.20%	0.20%	0.38%	0.12%	0.09%
Allowance for loan losses as a percent of loans at end of year	1.26%	1.34%	1.23%	1.27%	1.51%

BNC Bancorp

Table 13

Securities Portfolio Composition

(In thousands)

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
December 31, 2007
Available for sale:
U.S. Government agency obligations	$2,949	$39	$—	$2,988
State and municipals	66,359	993	398	66,954
Mortgage-backed securities	16,157	418	—	16,575
Other	166	—	—	166

	$85,631	$1,450	$398	$86,683

December 31, 2006
Available for sale:
U.S. Government agency obligations	$4,407	$29	$—	$4,436
State and municipals	60,989	1,358	8	62,339
Mortgage-backed securities	9,585	174	—	9,759
Other	166	—	—	166

	$75,147	$1,561	$8	$76,700

December 31, 2005
Available for sale:
State and municipals	$41,373	$941	$122	$42,192
Other	297	—	—	297

	$41,670	$941	$122	$42,489

BNC Bancorp

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized	Fair	Book
	Cost	Value	Yield (1)
Securities available for sale:
U.S. Government agency obligations
Due after one but within five years	$2,949	$2,988	5.54%

	2,949	2,988	5.54%

Mortgage-backed securities
Due within one year	1,957	2,011	5.69%
Due after one but within five years	5,978	6,142	5.69%
Due after five but within ten years	5,045	5,173	5.72%
Due after ten years	3,178	3,250	5.76%

	16,157	16,575	5.71%

State and municipals
Due within one year	3,459	3,461	4.13%
Due after one but within five years	14,405	14,743	4.49%
Due after five but within ten years	21,405	21,483	4.28%
Due after ten years	27,090	27,266	4.54%

	66,359	66,954	4.42%

Other
Due after ten years	166	166	2.40%

	166	166	2.40%

Total securities available for sale
Due within one year	5,416	5,471	4.71%
Due after one but within five years	23,332	23,874	4.93%
Due after five but within ten years	26,450	26,656	4.56%
Due after ten years	30,434	30,682	4.66%

	$85,631	$86,683	4.71%

BNC Bancorp

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits	$195,542	3.16%	$141,467	2.79%	$122,317	1.92%
Savings deposits	10,725	0.45%	10,739	0.61%	10,949	0.48%
Time deposits	576,488	5.08%	411,878	4.44%	271,118	3.35%

Total interest-bearing deposits	782,755	4.54%	564,084	3.96%	404,384	2.84%
Non-interest-bearing deposits	67,774	—	51,822	—	39,856	—

Total deposits	$850,529	4.17%	$615,906	3.62%	$444,240	2.59%

BNC Bancorp

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2007
	3 Months	Over 3 Months	Over 6 Months	Over 12
	or Less	to 6 Months	to 12 Months	Months	Total
Time Deposits of $100,000 or more	$134,325	$115,882	$112,651	$55,635	$418,493

BNC Bancorp

Table 17

Borrowings

($ in thousands)

The following table sets forth certain information regarding the Company’s borrowed funds for the dates indicated.

	For the Year Ended December 31,
	2007	2006	2005
Short-term borrowings:
Repurchase agreements and FHLB lines of credit
Balance outstanding at end of period	$80,928	$4,673	$7,061
Maximum amount outstanding at any month end during the period	80,928	36,115	28,275
Average balance outstanding	14,823	7,130	11,374
Weighted-average interest rate during the period	5.40%	4.61%	2.41%
Weighted-average interest rate at end of period	4.69%	3.41%	2.50%
Long-term debt:
Federal Home Loan Bank advances and subordinated debentures
Balance outstanding at end of period	$101,713	$81,713	$59,496
Maximum amount outstanding at any month end during the period	106,713	81,713	59,496
Average balance outstanding	94,117	72,111	59,496
Weighted-average interest rate during the period	5.27%	5.32%	4.76%
Weighted-average interest rate at end of period	5.07%	5.65%	5.02%
Total borrowings:
Balance outstanding at end of period	$182,641	$86,386	$66,557
Maximum amount outstanding at any month end during the period	187,641	117,828	87,771
Average balance outstanding	108,940	79,241	70,870
Weighted-average interest rate during the period	5.29%	5.25%	4.39%
Weighted-average interest rate at end of period	4.95%	5.53%	4.75%

BNC Bancorp

Table 18

Market Risk Sensitive Investments

($ in thousands)

	Expected Maturities of Market Sensitive Instruments Held
	at December 31, 2007 Occurring in the Indicated Year
								Average
								Interest	Fair
	2008	2009	2010	2011	2012	Beyond	Total	Rate	Value
Interest-earning assets:
Due from banks	$4,667	$—	$—	$—	$—	$—	$4,667	4.25%	$4,667
Other earning assets	2,315	—	—	—	—	7,233	9,548	4.25%	9,548
Debt securities (1) (2)	5,416	1,930	2,101	7,617	11,684	56,884	85,631	6.47%	86,683
Loans - fixed rate (3)	76,225	74,710	51,247	54,706	98,667	73,349	428,904	7.40%	417,422
Loans - variable rate (3)	255,438	50,747	59,157	58,187	19,117	61,012	503,658	7.65%	503,356

	$344,061	$127,387	$112,505	$109,321	$62,410	$198,478	$1,032,408	7.40%	$1,021,676

Interest-bearing liabilities:
NOW and money market deposits	$—	$—	$—	$—	$—	$206,923	$206,923	2.87%	$206,923
Time deposits and savings	496,477	53,534	15,117	8,147	415	6,965	580,655	5.05%	581,933
Subordinated debentures	—	—	—	—	—	31,713	31,713	7.57%	31,972
Borrowings	86,928	—	9,000	20,000	—	35,000	150,928	3.99%	149,963

	$583,405	$53,534	$24,117	$28,147	$415	$280,601	$970,219	4.50%	$970,791

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.
(2)	Callable securities and borrowings with favorable market rates at December 31, 2007 are assumed to mature at their call dates for purposes of this table.
(3)	INCLUDES nonaccrual loans but not the allowance for loan losses

BNC Bancorp

Table 19

Quarterly Financial Data

($ in thousands, except per share data)

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating Data:
Total interest income	$19,262	$19,420	$18,146	$16,842	$16,616	$15,026	$11,301	$10,268
Total interest expense	11,003	10,990	10,090	9,182	8,509	7,548	5,549	4,875

Net interest income	8,259	8,430	8,056	7,660	8,107	7,478	5,752	5,393
Provision for loan losses	750	1,140	650	550	780	645	710	520

Net interest income after provision	7,509	7,290	7,406	7,110	7,327	6,833	5,042	4,873
Noninterest income	1,483	1,255	1,307	1,204	1,152	1,051	822	796
Noninterest expense	6,839	5,941	5,700	5,588	5,540	5,522	3,977	4,071

Income before income taxes	2,153	2,604	3,013	2,726	2,939	2,362	1,887	1,598
Provision for income taxes	600	754	895	809	898	710	540	468

Net income (loss)	$1,553	$1,850	$2,118	$1,917	$2,041	$1,652	$1,347	$1,130

Per Share Data: (1)
Earnings per share - basic	$0.22	$0.27	$0.31	$0.28	$0.30	$0.26	$0.28	$0.24
Earnings per share - diluted	0.22	0.26	0.30	0.27	0.29	0.25	0.26	0.22

Cash dividends paid	—	—	—	0.18	—	—	—	0.15

Common stock price:
High	17.25	18.25	19.61	21.00	18.58	17.96	18.00	17.83
Low	15.60	16.30	17.45	18.00	15.43	16.36	16.32	15.69

(1)	All per share data has been restated to reflect the dilutive effect of a 10% stock dividend distributed on January 22, 2007.

ITEM 8.	FINANCIAL STATEMENTS

BNC Bancorp

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

BNC BANCORP AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of BNC Bancorp

We have audited the accompanying consolidated balance sheets of BNC Bancorp and subsidiary (the “Company”) as of December 31, 2007 and  2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BNC Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina

March 14, 2008

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$16,387	$12,688
Interest-earning deposits in other banks	4,667	12,009
Securities available for sale, at fair value	86,683	76,700
Federal Home Loan Bank stock, at cost	7,233	3,826
Loans held for sale	2,315	2,168
Loans	932,562	774,664
Less allowance for loan losses	(11,784)	(10,400)

Net loans	920,778	764,264
Accrued interest receivable	5,074	4,813
Premises and equipment, net	23,120	19,622
Investment in life insurance	24,001	19,084
Goodwill	26,129	26,129
Other assets	13,725	10,428

Total assets	$1,130,112	$951,731

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$67,552	$65,932
Interest-bearing demand	206,923	178,814
Savings	9,973	10,810
Time deposits of $100,000 and greater	418,493	369,490
Other time	152,189	161,731

Total deposits	855,130	786,777
Short-term borrowings	80,928	4,673
Long-term debt	101,713	81,713
Accrued expenses and other liabilities	5,949	6,045

Total liabilities	1,043,720	879,208

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 7,257,532 and 6,099,097 issued and outstanding at December 31, 2007 and 2006, respectively	70,042	53,086
Retained earnings	14,496	18,595
Stock in directors rabbi trust	(1,001)	(711)
Directors deferred fees obligation	1,001	711
Accumulated other comprehensive income	1,854	842

Total shareholders’ equity	86,392	72,523

Total liabilities and shareholders’ equity	$1,130,112	$951,731

See accompanying notes.	F-4

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands, except per share data)
Interest Income
Interest and fees on loans	$69,280	$50,002	$31,338
Debt securities:
Taxable	932	378	27
Tax-exempt	2,790	2,243	1,694
Interest on interest-earning balances	393	353	183
Other	275	235	131

Total interest income	73,670	53,211	33,373

Interest Expense
Interest on demand deposits	6,175	3,947	2,346
Interest on savings deposits	48	65	53
Interest on time deposits of $100,000 and greater	14,466	12,192	6,481
Interest on other time deposits	14,814	6,114	2,604
Interest on short-term borrowings	1,044	150	432
Interest on long-term debt	4,718	4,013	2,677

Total interest expense	41,265	26,481	14,593

Net Interest Income	32,405	26,730	18,780
Provision for loan losses	3,090	2,655	2,515

Net interest income after provision for loan losses	29,315	24,075	16,265

Non-Interest Income
Mortgage fees	839	605	512
Service charges	2,910	2,446	1,796
Investment brokerage fees	490	118	123
Earnings on bank-owned life insurance	891	562	477
Gain on sale of investment securities available for sale	—	—	1
Other	119	90	73

Total non-interest income	5,249	3,821	2,982

Non-Interest Expense
Salaries and employee benefits	14,738	11,584	7,716
Occupancy	1,848	1,270	808
Furniture and equipment	1,018	804	729
Data processing and supply	1,063	1,073	671
Advertising	522	668	443
Insurance, professional and other services	2,237	1,586	1,167
Other	2,642	2,125	1,489

Total non-interest expense	24,068	19,110	13,023

Income before income tax expense	10,496	8,786	6,224
Income tax expense	3,058	2,616	1,719

Net income	$7,438	$6,170	$4,505

Basic net income per share	$1.08	$1.09	$.94

Diluted net income per share	$1.05	$1.04	$.88

See accompanying notes.	F-5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
Net income	$7,438	$6,170	$4,505

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses)	(501)	734	308
Tax effect	183	(268)	(112)
Reclassification of gains recognized in net income	—	—	(1)

Net of tax amount	(318)	466	195

Cash flow hedging activities:
Unrealized holding gains (losses)	2,166	(220)	(15)
Tax effect	(836)	85	6

Net of tax amount	1,330	(135)	(9)

Total other comprehensive income	1,012	331	186

Comprehensive income	$8,450	$6,501	$4,691

See accompanying notes.	F-6

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

	Common stock		Retained	Stock in directors	Directors deferred fees	Accumulated other comprehensive
	Shares	Amount	earnings	rabbi trust	obligation	income	Total
	(Amounts in thousands, except share and per share data)
Balance, January 1, 2005	3,480,548	$20,033	$8,679	$(427)	$427	$325	$29,037
Net income	—	—	4,505	—	—	—	4,505
Other comprehensive income, net of tax	—	—	—	—	—	186	186
Directors deferred fees	—	—	—	(76)	76	—	—
Common stock issued pursuant to:
Five-for-four stock split effected as a 25% stock dividend	873,497	—	(29)	—	—	—	(29)
Stock options exercised	58,919	283	—	—	—	—	283
Current income tax benefit	—	54	—	—	—	—	54
Shares traded to exercise options	(11,417)	(225)	—	—	—	—	(225)
Purchases and retirement of common stock	(33,594)	(697)	—	—	—	—	(697)

Balance, December 31, 2005	4,367,953	19,448	13,155	(503)	503	511	33,114
Net income	—	—	6,170	—	—	—	6,170
Other comprehensive income, net of tax	—	—	—	—	—	331	331
Directors deferred fees	—	—	—	(208)	208	—	—
Common stock issued pursuant to:
Business combination	1,686,370	33,453	—	—	—	—	33,453
Stock options exercised	51,551	222	—	—	—	—	222
Current income tax benefit	—	83	—	—	—	—	83
Shares traded to exercise options	(5,987)	(117)	—	—	—	—	(117)
Stock-based compensation	11,000	222	—	—	—	—	222
Purchases and retirement of common stock	(11,790)	(225)	—	—	—	—	(225)
Cash dividends of $ .16 per share	—	—	(730)	—	—	—	(730)

Balance, December 31, 2006	6,099,097	53,086	18,595	(711)	711	842	72,523
Net income	—	—	7,438	—	—	—	7,438
Directors deferred fees	—	—	—	(290)	290	—	—
Other comprehensive income, net of tax	—	—	—	—	—	1,012	1,012
Common stock issued pursuant to:
10% stock dividend	606,311	10,275	(10,275)	—	—	—	—
Issuance of common shares	355,544	5,446	—	—	—	—	5,446
Stock options exercised	232,786	1,206	—	—	—	—	1,206
Current income tax benefit	—	588	—	—	—	—	588
Shares traded to exercise options	(36,206)	(711)	—	—	—	—	(711)
Stock-based compensation:
Option expense	—	97	—	—	—	—	97
Restricted stock awards	—	55	—	—	—	—	55
Cash dividends of $ .18 per share	—	—	(1,262)	—	—	—	(1,262)

Balance, December 31, 2007	7,257,532	$70,042	$14,496	$(1,001)	$1,001	$1,854	$86,392

See accompanying notes.	F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
Operating Activities
Net income	$7,438	$6,170	$4,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,372	1,097	843
Amortization (accretion) of premiums and discounts, net	19	(3)	(323)
Amortization of core deposit intangible	251	115	20
Stock-based compensation	151	222	—
Deferred compensation	606	721	543
Provision for loan losses	3,090	2,655	2,515
Provision for deferred income taxes (benefit)	193	(1,767)	(376)
Increase in cash surrender value life insurance	(891)	(562)	(477)
Gain on sale of securities	—	—	(1)
Gain (loss) on disposal of premises and equipment	—	—	21
Gain (loss) on sales of foreclosed assets	7	(46)	(12)
Gain on sale of loans	(839)	(605)	(512)
Origination of loans held for sale	(43,583)	(30,250)	(30,026)
Proceeds from sales of loans held for sale	44,275	30,388	30,731
Changes in assets and liabilities:
Increase in accrued interest receivable	(261)	(1,572)	(916)
Increase in other assets	(1,042)	4,221	(273)
Increase (decrease) in accrued expenses and other liabilities	(467)	(211)	779

Net cash provided by operating activities	10,319	10,573	7,041

Investing Activities
Purchases of securities available for sale	(14,412)	(18,684)	(12,075)
Proceeds from sales of securities available for sale	—	—	3,013
Proceeds from calls and maturities of securities available for sale	3,735	3,958	2,631
(Purchases) sales of Federal Home Loan Bank stock	(3,407)	(267)	468
Investment in life insurance	(4,026)	(3,014)	(129)
Net increase in loans	(161,492)	(133,809)	(82,657)
Purchases of premises and equipment	(4,859)	(3,484)	(3,746)
Investment in foreclosed assets	(69)	—	—
Proceeds from sales of foreclosed assets	833	2,308	2,209
Net cash used in business combination	—	(1,226)	—

Net cash used by investing activities	(183,697)	(154,218)	(90,286)

Financing Activities
Net increase in deposits	68,213	154,435	99,412
Net increase (decrease) in short-term borrowings	76,255	(7,798)	(13,214)
Net increase in long-term debt	20,000	7,217	6,000
Proceeds from issuance of common stock	5,446	—	—
Proceeds from exercise of stock options	495	105	58
Tax benefit from exercise of stock options	588	83	—
Purchase and retirement common stock	—	(225)	(697)
Cash dividends paid	(1,262)	(730)	(578)
Cash in lieu of fractional shares	—	—	(8)

Net cash provided by financing activities	169,735	153,087	90,973

Net increase (decrease) in cash and cash equivalents	(3,643)	9,442	7,728
Cash and cash equivalents, beginning of year	24,697	15,255	7,527

Cash and cash equivalents, end of year	$21,054	$24,697	$15,255

Supplemental Statement of Cash Flows Disclosure
Interest paid	$41,564	$25,146	$14,076
Income taxes paid	2,801	2,787	2,049
Summary of Noncash Investing and Financing Activities
Increase (decrease) in fair value of securities available for sale, net of tax	$(318)	$466	$195
Increase (decrease) in fair value of cash flow hedge, net of tax	1,330	(135)	(9)
Transfer of loans to foreclosed assets	2,202	2,485	2,512

See accompanying notes.	F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Bank of North Carolina was incorporated and began banking operations in 1991. The Bank, which is wholly owned by BNC, is engaged in commercial banking predominantly in Davidson, Forsyth, Guilford and Randolph Counties, North Carolina, operating under the Banking Laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Cabarrus, Davidson, Forsyth, Guilford, Iredell, Randolph and Rowan Counties.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of BNC and the Bank, collectively referred to herein as the “Company”. All significant intercompany transactions and balances are eliminated in consolidation.

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

Federal regulations require financial institutions to set aside a specified amount as a reserve against transaction accounts and time deposits. At December 31, 2007, the Company’s reserve requirement was $2.9 million.

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

December 31, 2007, 2006 and 2005

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Gains and losses on the sale of securities are determined using the specific identification method and are included in non-interest income on a trade date basis.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), the Company is required to maintain an investment in the stock of the FHLB. This stock is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2007 and 2006.

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

December 31, 2007, 2006 and 2005

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Accumulated other comprehensive income at December 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005
	(Amounts in thousands)
Unrealized holding gains - securities available for sale	$1,052	$1,553	$819
Deferred income taxes	(384)	(567)	(299)

Net unrealized holding gains - securities available for sale	668	986	520

Unrealized holding gains (losses) - cash flow hedge instruments	1,931	(235)	(15)
Deferred income taxes	(745)	91	6

Net unrealized holding losses - cash flow hedge instruments	1,186	(144)	(9)

Total accumulated other comprehensive income	$1,854	$842	$511

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

Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required companies to cease amortizing goodwill and established a new method for testing goodwill for impairment on an annual basis. In accordance with provisions of SFAS No. 142, all goodwill resulting from business combinations is not being be amortized. Other intangible assets, consisting of premiums on purchased core

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

deposits, are being amortized over ten years principally using the straight-line method. The carrying amount of goodwill and other intangible assets at December 31, 2007 amounted to $26.1 million and $2.1 million, respectively.

Reclassifications

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

Hedges of variable-rate loans are accounted for as cash flow hedges, with changes in fair value recorded in derivative assets or liabilities and other comprehensive income. The net settlement (upon close out or termination) that offsets changes in the value of the hedged loans is deferred and amortized into net interest income over the life of the hedged loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2007	2006	2005
Weighted average number of common shares used in computing basic net income per share	6,865,204	5,658,196	4,798,869
Effect of dilutive stock options	217,925	296,267	294,458
Effects of restricted stock	5,089	3,015	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,088,218	5,957,478	5,093,327

For the years ended December 31, 2007, 2006 and 2005 there were no antidilutive options.

Stock Compensation Plans

Effective January 1, 2006 the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), and the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for share-based payment awards. Accordingly, stock-based compensation expense for all share-based payment awards is based on the grant date fair value. The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model in accordance with the provisions of SFAS No. 123(R) and the grant date fair value for restricted stock awards is based upon the closing prices of the Company’s common stock on the date of grant. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, typically the vesting period. Prior to the adoption of SFAS
No. 123(R), the Company used the intrinsic value method as prescribed by APB No. 25.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Company’s stock option plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(In thousands, except
per share amounts)
Net income, as reported	$4,505
Deduct: Total stock-based employee compensation expense, net of tax	(126)

Pro forma net income	$4,379

Net income per share:
As reported:
Basic	$.94
Diluted	$.88

Pro forma:
Basic	$.91
Diluted	$.85

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

Recent Accounting Pronouncements

EITF 06-4 – The Emerging Issues Task Force (“EITF”) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Upon the adoption of EITF 06-4 on January 1, 2008, the Company expects to record a liability, net of applicable income taxes, of $589,000. This liability will be recorded as a reduction of retained earnings. Thereafter, changes in the liability will be reflected in operating results.

The EITF reached a consensus at its September 2006 meeting regarding EITF 06-5, Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-5. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has evaluated this EITF and has determined that its adoption will not have a material impact.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

In September 2006, the FASB issued SFAS No. No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) SFAS 157-b (“FSP 157-b”), which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. The Company will adopt SFAS No. 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. The partial adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 was effective for fiscal year beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows upon adoption.

In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 supersedes guidance provided by SAB No. 105, Loan Commitments Accounted for as Derivative Instruments, and provides guidance on written loan commitments accounted for at fair value through earnings. Specifically, SAB No. 109 addresses the inclusion of expected net future cash flows related to the associated servicing of a loan in the measurement of all written loan commitments accounted for at fair value through earnings. In addition, SAB No. 109 retains the SEC’s position on the exclusion of internally-developed intangible assets as part of the fair value of a derivative loan commitment originally established in SAB No. 105. SAB No. 109 is effective for fiscal years ending after December 15, 2007. The Company’s adoption of SAB No. 109 did not have a material impact on its financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS No. 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

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

December 31, 2007, 2006 and 2005

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE C - SECURITIES

The amortized cost and estimated fair values of securities as of December 31 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair Value
	(Amounts in thousands)
2007
Available for sale:
U.S. Government agency obligations	$2,949	$39	$—	$2,988
State and municipals	66,359	993	398	66,954
Mortgage-backed	16,157	418	—	16,575
Other	166	—	—	166

	$85,631	$1,450	$398	$86,683

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
2006
Available for sale:
U.S. Government agency obligations	$4,407	$29	$—	$4,436
State and municipals	60,989	1,358	8	62,339
Mortgage-backed	9,585	174	—	9,759
Other	166	—	—	166

	$75,147	$1,561	$8	$76,700

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006. At December 31, 2007, the unrealized losses relate to 34 state and municipal securities, none of which had continuous unrealized losses for more than twelve months. At December 31, 2006, the unrealized losses relate to three State and municipal securities which had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations and it is management’s intent and ability to hold these securities until maturity, none of the securities are deemed to be other than temporarily impaired. The temporarily impaired securities as of December 31, 2007 and 2006 are as follows:

	2007
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$29,172	$398	$—	$—	$29,172	$398

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$—	$—	$1,361	$8	$1,361	$8

The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual maturity and projected cash flows, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(Amounts in thousands)
Due within one year	$5,414	$5,471
After one year through five years	23,334	23,873
After five years through ten years	26,450	26,657
Over ten years	30,433	30,682

	$85,631	$86,683

Proceeds from sales of securities available for sale during 2005 amounted to $3.0 million, resulting in gross gains of $1,000 and no gross losses. There were no sales of securities available for sale during 2007 and 2006.

At December 31, 2007 and 2006, securities with an estimated fair value of approximately $18.8 million and $20.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31 are summarized below:

	2007	2006
	(Amounts in thousands)
Real estate mortgage loans	$504,354	$444,724
Real estate construction loans	286,002	203,695
Commercial and industrial loans	109,869	97,071
Loans to individuals	17,967	18,140
Leases	14,370	11,034

	932,562	774,664
Less allowance for loan losses	11,784	10,400

	$920,778	$764,264

The Company’s lending is concentrated primarily in Davidson, Randolph, Forsyth and Guilford Counties and the surrounding communities in which it operates. The Company has loan and deposit relationships with its directors and executive officers and with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

companies with which certain directors and executive officers are associated. The following is a summary of loans to executive officers, directors, and their affiliates for the year ended December 31, 2007 in thousands:

Balance at beginning of year	$18,312
Additional borrowings during the year	7,480
Loan repayments during the year	(3,378)

Balance at end of year	$22,414

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectibility.

At December 31, 2007, the Company had pre-approved but unused lines of credit totaling $5.0 million to executive officers, directors and their affiliates.

A summary of activity in the allowance for loan losses for the years ended December 31 is as follows:

	2007	2006	2005
	(Amounts in thousands)
Balance at beginning of year	$10,400	$6,140	$5,361
Provision charged to operations	3,090	2,655	2,515
Loans charged off	(1,755)	(1,289)	(1,788)
Recoveries	49	78	52
Allowance recorded in merger of SterlingSouth	—	2,816	—

Balance at end of year	$11,784	$10,400	$6,140

At December 31, 2007 and 2006, the recorded investment in loans considered impaired totaled $3.6 million and $1.1 million, respectively, with corresponding valuation allowances of $863,000 and $171,000, respectively. For the years ended December 31, 2007 and 2006, the average recorded investment in impaired loans was approximately $2.1 million and $1.4 million, respectively. There were no restructured loans at December 31, 2007 or 2006. The amount of interest recognized on impaired and restructured loans during the portion of the year that they were impaired was not material.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2007	2006
	(Amounts in thousands)
Land	$6,377	$5,176
Buildings and improvements	15,224	13,195
Furniture and equipment	8,677	7,875

	30,278	26,246
Less accumulated depreciation and amortization	7,158	6,624

	$23,120	$19,622

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $1.4 million, $1.1 million and $832,000, respectively.

The Company has entered into various noncancellable operating leases for land and buildings used in its operations. The leases expire over the next 5 years, and most contain renewal options. Certain leases provide for periodic rate negotiation or escalation. The leases generally provide for payment of property taxes, insurance and maintenance costs by the Company. Rental expense, including month-to-month leases, reported in noninterest expense was $408,000, $165,000 and $81,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, future minimum rental commitments under noncancellable operating leases that have a remaining life in excess of one year are as follows (In thousands):

2008	$418
2009	392
2010	240
2011	68
2012	23

Total	$1,141

NOTE F - GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2007 and 2006:

	2007	2006
	(Amounts in thousands)
Goodwill, beginning of year	$26,129	$3,423
Goodwill acquired during the year	—	22,706

Goodwill, end of year	$26,129	$26,129

Other intangibles – gross	$2,524	$2,524
Less accumulated amortization	460	209

Other intangibles – net	$2,064	$2,315

Other intangibles amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $251,000, $115,000 and $20,000, respectively. The following table presents estimated amortization expense for other intangibles.

Estimated Amortization Expense
(Amounts in thousands)
For the Year Ended December 31:
2008	$248
2009	246
2010	247
2011	237
2012	237
Thereafter	849

$2,064

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE G - DEPOSITS

At December 31, 2007, the scheduled maturities of time deposits are as follows (amounts in thousands):

2008	$499,170
2009	52,234
2010	12,604
2011	145
Thereafter	6,529

Total	$570,682

NOTE H - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(In thousands)
Repurchase agreements	$9,949	$4,673
Notes payable to the FHLB	52,700	—
Federal funds purchased	10,779	—
Revolving line of credit	7,500	—

	$80,928	$4,673

The Company may purchase federal funds through secured and unsecured federal funds guidance lines of credit totaling $10.8 million and $25.0 million, respectively, as of December 31, 2007. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

In addition, the Company utilizes short-term borrowings from FHLB and bears interest based upon the daily federal funds rate. These borrowings are secured as discussed below for other FHLB advances.

The Company also has an unsecured revolving line of credit of up to $20.0 million with a bank, bearing interest at LIBOR plus 1.70% and maturing on October 1, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE I - LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 consisted of the following fixed rate advances from FHLB:

Maturity	Interest Rate	2007	2006
	(Amounts in thousands)
April 2008	4.36%	$6,000	$6,000
March 2010	5.71%	5,000	5,000
March 2010	5.92%	4,000	4,000
February 2011	4.84%	2,000	2,000
February 2011	4.87%	3,000	3,000
December 2011	4.21%	15,000	15,000
March 2013	2.85%	5,000	5,000
May 2013	2.74%	5,000	5,000
October 2013	3.18%	5,000	5,000
October 2017	3.70%	20,000	—

		$70,000	$50,000

The above advances have been made against a $124.4 million line of credit secured by a blanket floating lien on qualifying first mortgage loans in the amount of $212.8 million. Advances must be adequately collateralized. The weighted average rate for advances outstanding at December 31, 2007 and 2006 was 4.05% and 4.19%, respectively.

In September 2006, $7.0 million of trust preferred securities were placed through BNC Capital Trust IV. The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Debentures issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to 3 month LIBOR plus 1.70%. The dividends paid to holders of the trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on December 15, 2011 or afterwards in whole or in part, on any December 30, March 30, June 30 or September 30. Redemption is mandatory at December 31, 2036. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier I capital for regulatory capital purposes subject to certain limitations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

A description of the junior subordinated debentures outstanding at December 31, 2007 and 2006 is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2007	2006
					(In thousands)
Bank of NC	6/07/2005	8,000	Libor plus 1.80%	7/07/2015	$8,000	$8,000
BNC Bancorp Capital Trust I	4/03/2003	5,000	Libor plus 3.25%	4/15/2033	5,155	5,155
BNC Bancorp Capital Trust II	3/11/2004	6,000	Libor plus 2.80%	4/07/2034	6,186	6,186
BNC Bancorp Capital Trust III	9/23/2004	5,000	Libor plus 2.40%	9/23/2034	5,155	5,155
BNC Bancorp Capital Trust IV	9/27/2006	7,000	Libor plus 1.70%	12/31/2036	7,217	7,217

					$31,713	$31,713

The junior subordinated debentures issued by the Bank of North Carolina are classified as Tier II capital for regulatory purposes. The junior subordinated debentures issued by the trusts currently qualify as Tier I capital for the Company, and constitute a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities.

NOTE J - INCOME TAXES

Income tax expense is summarized as follows for the years ended December 31:

	2007	2006	2005
	(In thousands)
Current:
Federal	$2,016	$2,203	$1,622
State	849	625	473

Total current	2,865	2,828	2,095

Deferred:
Federal	169	(236)	(392)
State	24	24	16

Total current	193	(212)	(376)

Total income tax expense	$3,058	$2,616	$1,719

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% was as follows for the years ended December 31:

	2007	2006	2005
	(In thousands)
Pre-tax income	$10,496	$8,786	$6,224

Tax at statutory federal rate	$3,569	$2,987	$2,116
State income tax, net of federal benefit	576	427	322
Tax exempt interest income	(783)	(648)	(512)
Income from life insurance	(303)	(186)	(162)
Other	(1)	36	(45)

	$3,058	$2,616	$1,719

Significant components of deferred tax assets and liabilities at December 31 were as follows:

	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$4,381	$3,739
Net operating losses carryforwards	454	1,094
Deferred compensation	1,337	1,125
Interest rate swaps	—	63
Loans	272	393
Investments	216	277
Other	129	67

Total deferred tax assets	6,789	6,758

Deferred tax liabilities:
Premises and equipment	274	246
Leasing activities	1,129	720
Unrealized gain on securities	384	567
Interest rate swaps	745	—
Core deposit intangibles	796	892
Deposits	7	61
Other	52	53

Total deferred tax liabilities	3,387	2,539

Net deferred tax asset	$3,402	$4,219

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

The Company has net operating loss carryforwards of approximately $1.3 million, which were acquired in the merger of Independence Bank. These loss carryforwards expire at various dates through 2022.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. The Company matches 100% of such contributions up to 6% of the participant’s compensation. The plan provides that employees’ contributions are 100% vested at all times, and the Company’s contributions vest at 20% each year after the second year of service. The expense related to the plan for the years ended December 31, 2007, 2006 and 2005 was $590,000, $436,000 and $284,000, respectively.

NOTE L - SHARE-BASED COMPENSATION

The Company maintains a nonqualified stock option plan for directors and a qualified incentive stock option plan for key employees. Options granted under the nonqualified plan vest immediately and expire ten years after the grant date. Options granted under the qualified plan vest ratably over a five year period and expire ten years after the grant date. At December 31, 2007, the number of shares available for grant under the nonqualified and qualified plans were -0- and 2,785, respectively.

During 2004 the Company adopted, with shareholder approval in 2004, the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan. The Compensation Committee may grant or award eligible participants options, rights to receive restricted shares of common stock, and or stock appreciation rights (collectively referred to herein as “Rights”). This plan makes available 206,250 grants of Rights, subject to appropriate adjustment for stock splits, stock combinations, reclassifications and similar changes. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant. During 2005, the Company awarded 89,375 options that had a vesting schedule until February 2008 tied to the Company stock attaining certain prices prior to that date. The schedule is as follows: 25% vesting once the Company stock price is at $21.81, 40% at $23.27, 60% at $24.72, 80% at $26.18, and 100% at $29.09. As of December 31, 2007, there were 71,500 options vested and the aggregate number of rights available for issuance under this plan amounted to 71,500.

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Assumptions in estimating option values:

Risk-free interest rate	4.99%
Dividend yield	0.97%
Volatility	42.39%
Expected life	5 years

A summary of option activity under the stock option plans as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding December 31, 2006	660,294	$7.06
Granted	—
Exercised	232,786	5.18
Forfeited	—

Outstanding December 31, 2007	427,508	8.08	4.2 years	$3,681

Exercisable December 31, 2007	409,633	7.83	4.2 years	$3,629

For the year ended December 31, 2007, the intrinsic value of options exercised and fair value of options vested amounted to $3.2 million and $495,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2007 was $495,000. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $588,000 for the year ended December 31, 2007.

Stock Awards

A summary of the status of the Company’s non-vested stock awards for the years ended December 31, 2007 and 2006 is presented below:

	2007	2006	Weighted average grant date fair value
Non-vested – beginning of year	6,600	—	$16.52
Granted	—	12,100	16.52
Vested	(3,300)	(5,500)	16.52
Forfeited	—	—	—

Non-vested – end of year	3,300	6,600	$16.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

The total fair value of restricted stock grants issued during the year ended December 31, 2007 was $200,000. The fair value of restricted stock grants vested during 2007 and 2006 was $55,000 and $91,000, respectively.

As of December 31, 2007, there was $32,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized in 2008.

NOTE M - EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with its chief executive officer and three other executive officers to ensure a stable and competent management base. The agreements provide for a three-year term, with an automatic one-year renewal on each anniversary date. The agreements provide for benefits as set forth in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

NOTE N - DIRECTOR AND EXECUTIVE OFFICER BENEFIT PLANS

The Company during 2004 entered into Salary Continuation Agreements with its chief executive officer and two other executive officers. These agreements replace the existing Supplemental Executive Retirement Plans for these executives. All of the Salary Continuation Agreements provide for lifetime benefits to be paid to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions of $465,000 in 2007, $535,000 in 2006 and $441,000 in 2005 were expensed for future benefits to be provided under these plans. The corresponding liability related to this plan was $2.4 million and $2.0 million as of December 31, 2007 and 2006, respectively.

The Company also has a deferred compensation plan for its directors. Expense provided under the plan totaled $141,000, $186,000 and $102,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose. At December 31, 2007 and 2006, the trust held 77,848 and 61,055 shares of Company common stock, respectively.

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

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary—actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off- balance sheet items as calculated under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2007 and 2006, the Bank met its capital adequacy requirements as set forth below:

	Actual		Minimum for Capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
As of December 31, 2007:

Total Capital (to Risk- Weighted Assets)	$99,722	10.31%	$77,379	8.00%	$96,724	10.00%
Tier I Capital (to Risk- Weighted Assets)	79,938	8.26%	38,711	4.00%	58,066	6.00%
Tier I Capital (to Average Assets)	79,938	7.40%	43,210	4.00%	54,012	5.00%

As of December 31, 2006:

Total Capital (to Risk- Weighted Assets)	$84,030	10.23%	$65,731	8.00%	$82,163	10.00%
Tier I Capital (to Risk- Weighted Assets)	65,750	8.00%	32,865	4.00%	49,298	6.00%
Tier I Capital (to Average Assets)	65,750	7.40%	35,525	4.00%	44,407	5.00%

The Company is also subject to these capital requirements. At December 31, 2007 and 2006, the Company’s capital amounts are as follows:

	2007	2006
Total capital to risk-weighted assets	10.44%	10.57%
Tier I capital to risk-weighted assets	8.12%	8.35%
Tier I capital to average assets	7.25%	7.70%

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

December 31, 2007, 2006 and 2005

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

At December 31, 2007 and 2006, the information pertaining to the outstanding interest rate swap agreements used to hedge variable rate loans is as follows (dollar amounts in thousands):

	2007	2006
Notional amount	$55,000	$55,000
Weighted average pay rate	7.25%	8.25%
Weighted average receive rate	7.85%	7.85%
Weighted average maturity in years	3.2	4.2
Unrealized gain (loss) relating to interest rate swaps	$1,931	$(235)

This agreement requires the Company to make payments at a variable rate determined by a specified index (prime) in exchange for receiving payments at a fixed rate. The unrealized gains and losses are included in other assets or other liabilities, as appropriate, and in other comprehensive income, net of tax, in the accompanying consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Risk management results for the year ended December 31, 2007 and 2006 related to the balance sheet hedging of variable rate loans indicate that the hedges were considered 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

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

At December 31, 2007 and 2006, outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk were as follows:

	2007	2006
	(In thousands)
Commitments under unfunded loans and lines of credit	$203,945	$177,890
Standby letters of credit	12,551	6,605
Commitments to sell loans held for sale	2,315	2,168

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Short-term Borrowings and Long-Term Debt

Rates currently available to the Company for borrowings and debt with similar terms and remaining maturities are used to estimate fair value of the existing debt.

Derivative financial instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

Financial Instruments with Off-Balance Sheet Risk

The fair value of financial instruments with off-balance sheet risk discussed in Note O is not material.

The following table reflects the estimated fair values and carrying values at December 31:

	2007		2006
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$21,054	$21,054	$24,697	$24,697
Securities available for sale	86,683	86,683	76,700	76,700
Federal Home Loan Bank stock	7,233	7,233	3,826	3,826
Loans held for sale	2,315	2,315	2,168	2,168
Loans receivable, net	920,778	932,019	764,264	762,543
Accrued interest receivable	5,074	5,074	4,813	4,813
Investment in life insurance	24,001	24,001	19,084	19,084

Financial liabilities:
Demand deposits and savings	$284,448	$284,448	$255,556	$255,556
Time deposits	570,682	571,960	531,221	532,277
Short-term borrowings	80,928	80,928	4,673	4,673
Long-term debt	101,713	101,010	81,713	81,867
Accrued interest payable	2,203	2,203	2,502	2,502

On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Asset (liability)	$1,931	$1,931	$(235)	$(235)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE S - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of BNC Bancorp as of and for the years ended December 31, 2007 and 2006 (In thousands):

Condensed Statements of Financial Condition

December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$6,849	$128
Due from bank subsidiary	131	131
Investment in bank subsidiary	109,985	95,270
Other assets	996	1,008

Total assets	$117,961	$96,537

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$356	$301
Short-term borrowings	7,500	—
Subordinated debentures	23,713	23,713

Total liabilities	31,569	24,014

Shareholders’ equity:
Common stock, no par value	70,042	53,086
Retained earnings	14,496	18,595
Accumulated other comprehensive income	1,854	842

	86,392	72,523

Total liabilities and shareholders’ equity	$117,961	$96,537

Condensed Statements of Operations

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Dividends from bank subsidiary	$3,087	$6,780	$1,568
Equity in undistributed earnings of bank subsidiary	6,517	852	3,987
Other income	56	44	—
Interest expense	(2,168)	(1,463)	(1,050)
Non-interest expense	(54)	(43)	—
Income tax benefit	—	—	—

Net income	$7,438	$6,170	$4,505

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Condensed Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Operating activities:
Net income	$7,438	$6,170	$4,505
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(6,517)	(852)	(3,987)
Amortization	12	12	11
Stock-based compensation	55	114	—
Increase in other assets	—	(2)	(8)
Increase in other liabilities	55	43	47

Net cash provided by operating activities	1,043	5,485	568

Investing activities:
Investment in bank subsidiary	(7,089)	(7,173)	(36)
Consideration used in business combination	—	(3,810)	—

Net cash used by investing activities	(7,089)	(10,983)	(36)

Financing activities:
Due (from) to subsidiaries	—	(846)	715
Proceeds from short-term borrowings	7,500	—	—
Proceeds from subordinated debentures	—	7,217	—
Proceeds from issuance of common stock	5,446	—	—
Proceeds from exercise of stock options	495	105	58
Tax benefit from exercise of stock options	588	83	—
Purchase and retirement of common stock	—	(225)	(697)
Cash dividends paid	(1,262)	(730)	(578)
Cash paid in lieu of fractional shares	—	—	(8)

Net cash provided (used) by financing activities	12,767	5,604	(510)

Net increase in cash and cash equivalents	6,721	106	22
Cash and cash equivalents, beginning	128	22	—

Cash and cash equivalents, ending	$6,849	$128	$22

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Registrant’s disclosure controls and procedures as of December 31, 2007. Based on their evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, we believe that, as of December 31, 2007, the Company maintained effective internal control over financial reporting based on those criteria.

The effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007 has been audited by Cherry, Bekaert & Holland, L.L.P., an independent registered public accounting firm, as stated in their report on page F-2.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal controls or in other factors that could materially affect these controls subsequent to the date of the most recent evaluation of these controls by the Registrant’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to deficiencies and weaknesses.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors and Executive Officers. The information concerning the Company’s directors and executive officers required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

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

The information concerning compensation and other matters required by this Item 11 is incorporated herein by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by the Item 12 is incorporated herein by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents as of December 31, 2007, the number of securities so be issued upon the exercise of outstanding options, the weighted average price of the outstanding options and the number of securities remaining for further issuance under the plans. The Bank of North Carolina Stock Option Plans for Non-Employees/Directors and Key Employees and the Omnibus Stock Ownership and Long Term Incentive Plan have been approved by the shareholders.

Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans Approved by our stockholders	427,508	$8.08	71,500
Equity compensation plans not Approved by our stockholders	—
Total	427,508	$8.08	71,500

1	Of the 524,980 stock options issued under the Plans, a total of 433,885 of those stock options have vested or are exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT

The information concerning certain relationships and related transactions and director independence required by this Item 13 is incorporated herein by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services required by this Item 14 is incorporated herein by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

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

Exhibit (11) Statement regarding Computation of per share earnings (included herein on Page F-14)

Exhibit (12) Statement regarding Computation of ratios (included herein in Item 6)

Exhibit (14) Code of Ethics

Exhibit (21) Subsidiaries of the Registrant (included herein in Item 1)

Exhibit (23) Consent of Cherry Bekaert & Holland LLP

Exhibit (31)(i) Rule 13a-14(a)\15d-14(a) Certifications.

Exhibit 31(ii) Rule 13a-14(a)\15d-14(a) Certifications.

Exhibit (32) Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNC BANCORP

	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
Date: March 14, 2008		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. Swope Montgomery, Jr.	President, Chief Executive Officer	March 14, 2008
W. Swope Montgomery, Jr.	and Director

/s/ David B. Spencer	Executive Vice President, and	March 14, 2008
David B. Spencer	Chief Financial Officer

/s/ Richard D. Callicutt, II	Executive Vice President,	March 14, 2008
Richard D. Callicutt, II	Chief Operating Officer, and
Director

/s/ Ralph N. Strayhorn, III	Executive Vice President,	March 14, 2008
Ralph N. Strayhorn, III	Chief Administrative Officer, and
Director

/s/ Lenin J. Peters, M.D.	Director	March 14, 2008
Lenin J. Peters, M.D.

/s/ Thomas R. Smith, CPA	Director	March 14, 2008
Thomas R. Smith, CPA

/s/ Colon E. Starrett	Director	March 14, 2008
Colon E. Starrett

/s/ W. Groome Fulton, Jr.	Director	March 14, 2008
W. Groome Fulton, Jr.

/s/ Larry L. Callahan	Director	March 14, 2008
Larry L. Callahan

/s/ Joseph M. Coltrane, Jr.	Director	March 14, 2008
Joseph M. Coltrane, Jr.

/s/ Charles T. Hagan, III	Director	March 14, 2008
Charles T. Hagan, III

/s/ Randall R. Kaplan	Director	March 14, 2008
Randall R. Kaplan

/s/ Thomas R. Sloan	Director	March 14, 2008
Thomas R. Sloan

/s/ Robert A. Team	Director	March 14, 2008
Robert A. Team

/s/ D. Vann Williford	Director	March 14, 2008
D. Vann Williford

/s/ Richard F. Wood	Director	March 14, 2008
Richard F. Wood