Form 10-Q
period 2008-03-31
BNC BANCORP
filed 2008-05-12
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2008, the registrant had outstanding 7,285,266 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$17,701	$16,387
Interest-earning deposits in other banks	3,872	4,667
Securities available for sale, at fair value	88,646	86,683
Federal Home Loan Bank stock, at cost	6,868	7,233
Loans held for sale	2,831	2,315
Loans	983,076	932,562
Less allowance for loan losses	(12,197)	(11,784)

Net loans	970,879	920,778
Accrued interest receivable	5,485	5,074
Premises and equipment, net	23,633	23,120
Investment in life insurance	25,782	24,001
Goodwill	26,129	26,129
Other assets	14,346	13,725

Total assets	$1,186,172	$1,130,112

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$72,647	$67,552
Interest-bearing demand	198,340	206,923
Savings	10,299	9,973
Time deposits of $100,000 and greater	468,627	418,493
Other time	178,715	152,189

Total deposits	928,628	855,130

Short-term borrowings	36,950	80,928
Long-term debt	126,713	101,713
Accrued expenses and other liabilities	7,105	5,949

Total liabilities	1,099,396	1,043,720

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 7,285,267 and 7,257,532 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	70,124	70,042
Retained earnings	13,780	14,496
Stock in directors rabbi trust	(1,017)	(1,001)
Directors deferred fees obligation	1,017	1,001
Accumulated other comprehensive income	2,872	1,854

Total shareholders’ equity	86,776	86,392

Total liabilities and shareholders’ equity	$1,186,172	$1,130,112

*	Derived from audited consolidated financial statements

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$17,252	$15,849
Investment securities:
Taxable	293	187
Tax-exempt	732	687
Interest on interest-earning balances	20	—
Other interest income	105	119

TOTAL INTEREST INCOME	18,402	16,842

INTEREST EXPENSE
Interest on demand deposits	992	1,365
Interest on savings deposits	3	17
Interest on time deposits of $100,000 and greater	4,896	4,392
Interest on other time deposits	2,253	2,189
Interest on short-term borrowings	687	38
Interest on long-term debt	1,379	1,181

TOTAL INTEREST EXPENSE	10,210	9,182

NET INTEREST INCOME	8,192	7,660

PROVISION FOR LOAN LOSSES	725	550

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,467	7,110

NON-INTEREST INCOME
Mortgage fee income	267	216
Service charges on deposit accounts	698	667
Investment brokerage fees	109	75
Increase in cash surrender value of life insurance	275	215
Other income	26	31

TOTAL NON-INTEREST INCOME	1,375	1,204

NON-INTEREST EXPENSE
Salaries and employee benefits	4,004	3,620
Occupancy expenses	488	381
Furniture and equipment expense	249	196
Data processing and supply expense	243	246
Advertising and business development expenses	118	111
Insurance, professional and other services	692	409
Telephone and network expense	85	82
Other operating expenses	567	543

TOTAL NON-INTEREST EXPENSE	6,446	5,588

INCOME BEFORE INCOME TAX EXPENSE	2,396	2,726

INCOME TAX EXPENSE	696	809

NET INCOME	$1,700	$1,917

BASIC NET INCOME PER SHARE	$.23	$.28

DILUTED NET INCOME PER SHARE	$.23	$.27

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Amounts in thousand)
Net income	$1,700	$1,917

Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available for sale securities	2	138
Tax effect	(1)	(50)
Reclassification of gains recognized in net income	—	—
Tax effect	—	—

Net of tax amount	1	88

Cash flow hedging activities:
Unrealized holding gains on cash flow hedging activities	1,655	259
Tax effect	(638)	(100)

Net of tax amount	1,017	159

Total other comprehensive income	1,018	247

Comprehensive income	$2,718	$2,164

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2007	7,257,532	$70,042	$14,496	$(1,001)	1,001	$1,854	$86,392
Adjustment resulting from adoption of EITF 06-4	—	—	(959)	—	—	—	(959)
Comprehensive income:
Net income	—	—	1,700	—	—	—	1,700
Other comprehensive income	—	—	—	—	—	1,018	1,018
Director deferred fees	—	—	—	(16)	16	—	—
Common stock issued pursuant to:
Stock options exercised	32,705	151	—	—	—	—	151
Shares traded to exercise options	(4,970)	(83)	—	—	—	—	(83)
Stock-based compensation	—	14	—	—	—	—	14
Cash dividend of $.20 per share.	—	—	(1,457)	—	—	—	(1,457)

Balance, March 31, 2008	7,285,267	$70,124	$13,780	$(1,017)	$1,017	$2,872	$86,776

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Amounts in thousands)
Operating Activities
Net income	$1,700	$1,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364	285
Amortization (accretion) of premiums and discounts, net	(85)	(27)
Amortization of core deposit intangible	62	63
Stock-based compensation	14	37
Deferred compensation	145	—
Provision for loan losses	725	550
Net increase in cash surrender value of life insurance	(275)	(215)
(Gain) loss on sales of foreclosed assets	12	—
Changes in assets and liabilities:
Increase in loans held for sale	(516)	(460)
Increase (decrease) in accrued interest receivable	(411)	114
(Increase) decrease in other assets	543	(304)
Increase (decrease) in accrued expenses and other liabilities	52	28

Net cash provided by operating activities	2,330	1,988

Investing Activities
Purchases of securities available for sale	(4,020)	(2,010)
Proceeds from calls and maturities of securities available for sale	2,071	917
Purchase (redemption) of Federal Home Loan Bank stock	365	(135)
Investment in life insurance	(1,506)	—
Net increase in loans	(51,116)	(30,980)
Purchase of premises and equipment	(877)	(2,099)
Proceeds from sales of foreclosed assets	146	—

Net cash used by investing activities	(54,937)	(34,307)

Financing Activities
Net increase in deposits	73,493	25,141
Net increase (decrease) in short-term borrowings	(43,978)	1,624
Net increase in long-term debt	25,000	5,000
Proceeds from exercise of stock options	68	145
Excess tax benefits from stock options exercised	—	268
Cash dividends paid	(1,457)	(1,262)

Net cash provided by financing activities	53,126	30,916

Net increase (decrease) in cash and cash equivalents	519	(1,403)

Cash and cash equivalents, beginning of period	21,054	24,697

Cash and cash equivalents, end of period	$21,573	$23,294

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At March 31, 2008, loan commitments were as follows (in thousands):

Commitments to extend credit	$90,155
Undisbursed lines of credit	119,052
Letters of credit	16,749
Commitments to sell loans held for sale	2,831

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

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2008	2007
Weighted average number of common shares used in computing basic net income per share	7,278,648	6,800,690

Effects of dilutive stock options and restricted stock	144,167	273,597

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,422,815	7,074,287

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D - FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Company elected not to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by Financial Accounting Standards Board (“FASB”) Staff Position SFAS 157-2. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS No. 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at March 31, 2008.

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. Level 3 financial instruments consist of the Company’s derivative financial instruments. The Company obtains pricing for these instruments from third parties who have experience in valuing these types of securities.

BNC BANCORP

Notes to Consolidated Financial Statements

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $2.8 million of loans held for sale at March 31, 2008.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $3.6 million at March 31, 2008. Of such loans, $3.3 million had specific loss allowances aggregating $765,000 at that date.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of March 31, 2008 the Company’s derivative instruments consist solely of interest rate swaps.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no

BNC BANCORP

Notes to Consolidated Financial Statements

observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $2.7 million at March 31, 2008.

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. There were no fair value adjustments related to goodwill of $26.1 million and other intangible assets of $2.0 million at March 31, 2008.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

			Fair Value Measurements at March 31, 2008, Using
Description	Total Carrying Amount in The Consolidated Balance Sheet 3/31/2008	Assets/Liabilities Measured at Fair Value 3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$88,646	$88,646	$—	$88,646	$—
Interest rate swaps	3,587	3,587	—	3,587	—

NOTE E – OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. The Company adopted EITF 06-4 on January 1, 2008, and in connection therewith recorded a liability of $959,000 as a reduction of retained earnings. Subsequent increases in this liability will be reflected as an expense in determining operating results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. The Company’s adoption of SFAS No. 159 on January 1, 2008 had no financial statement impact because the Company did not elect the fair value option for any of its financial assets or liabilities.

BNC BANCORP

Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS No. 141(R) expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under SFAS No. 141(R) the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under SFAS No. 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Company will apply the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt the provisions of SFAS No. 160 in the first quarter 2009. The Company does not expect the adoption of the provisions of SFAS No. 160 to have a material effect on the its financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company will adopt the provisions of SFAS No. 161 in the first quarter 2009. The Company does not expect the adoption of the provisions of SFAS No. 161 to have a material effect on the its financial condition and results of operations.

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We are a commercial bank holding company that was incorporated on December 16, 2002. The accompanying consolidated financial statements include the accounts and transactions of BNC Bancorp and its wholly owned subsidiary, Bank of North Carolina. All significant intercompany transactions and balances are eliminated in consolidation.

Bank of North Carolina (the “Bank”) was incorporated and began banking operations in 1991. The Bank is engaged in commercial banking predominantly in Davidson, Randolph and Guilford Counties, North Carolina, and to a lesser extent, Forsyth, Cabarrus, Iredell and Rowan Counties, North Carolina. The Bank is operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Davidson, Forsyth, Guilford, Randolph, Cabarrus, Iredell and Rowan Counties.

Financial Condition at March 31, 2008 and December 31, 2007

During the three-month period ending March 31, 2008, our total assets increased by $56.0 million to $1.19 billion from $1.13 billion at December 31, 2007. At March 31, 2008, our loans totaled $983.1 million, an increase of $50.5 million, or 5.4%, during the first three months of the year. Increases in funding through deposits and borrowings were consistent with our loan growth for the three months. Total liquid assets, which include cash and cash equivalents and securities available for sale, ended the quarter at 9.3 % of total assets, or $110.2 million, a $2.5 million increase from the $107.7 reported at December 31, 2007. At March 31, 2007, premises and equipment, net of depreciation, increased by $513,000 during the three months as we continue to invest in our Company’s branch office infrastructure.

Deposits continue to be our primary funding source. At March 31, 2008, deposits totaled $928.6 million, an increase of $73.5 million, or 8.6%, from year-end 2007. This increase was due to an increase of $50.1 million in our CD totals greater than $100,000, predominantly from wholesale sources, and a $26.5 million increase in local time deposits less than $100,000. In addition, we continue to utilize borrowings to support balance sheet management and growth. We had $126.7 million of long-term debt outstanding at March 31, 2008, compared to $101.7 million outstanding at year-end 2007. During the period ended March 31, 2008, short-term borrowings decreased by $44.0 million to $37.0 million as management placed greater emphasis on short-term CD’s and longer term borrowings. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements.

Our capital position remains above all necessary regulatory thresholds to be considered well capitalized. At March 31, 2008, our shareholders’ equity totaled $86.8 million, an increase of $384,000 from the December 31, 2007 balance. The increase in shareholders’ equity resulted primarily from net income for the three-month period in the amount of $1.7 million, an increase in the unrealized gains on securities and off balance sheet derivative contracts, mostly offset by the cash dividends paid to shareholders and the one time retroactive adjustment for the new accounting pronouncement on the recognition of post retirement insurance obligations. At March 31, 2008, both the Company and the Bank were considered to be “well capitalized” as such term is defined in applicable regulations.

Results of Operations for the

Three Months Ended March 31, 2008 and 2007

Net Income. Net income for the three months ended March 31, 2008 was $1.7 million, a decrease of $217,000 from net income of $1.9 million for the same three-month period in 2007. Net income per share was $.23 diluted for the three months ended March 31, 2008, a decrease from the $.27 reported for the same period in 2007. We have experienced strong growth, with total assets averaging $1.16 billion during the current three-month period as compared to $959.4 million in the prior year period, an increase of $201.2 million, or 21.0%, largely as a result of the continued expansion of our franchise into new locations and the ongoing efforts to attract experienced bankers to our existing offices. In September of 2007 the Company moved into their permanent banking facility in Harrisburg, and in October of 2007 the Mooresville loan production office opened. Increases in net interest income and non-interest income for the quarter ended March 31, 2008 of $532,000 and $171,000, respectively, failed to cover the increase of $858,000 in non-interest expenses.

Net Interest Income. Net interest income increased by $532,000, or 6.95%, to $8.2 million for the three months ended March 31, 2008. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio, however this growth was offset by a declining net interest margin as a result of rate cuts initiated by the Federal Reserve. Average interest-earning assets for the current three-month period amounted to $1.05 billion, an increase of 21.7% compared with the same period in 2007. The average tax equivalent yield on total interest-earning assets for the current three month period was 7.19%, a 92 basis point increase from the 8.11% in the first quarter of 2007 that reflects the downward trend in interest rates from period to period.

Average total interest-bearing liabilities increased by $179.1 million, or 21.9%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased by 45 basis points from 4.56% to 4.11%, as the Federal Reserve sharply cut rates in the fourth quarter of 2007 and the first quarter of 2008. For the three months ended March 31, 2008, our tax equivalent net interest spread was 3.08% and our tax equivalent net interest margin was 3.29%. For the three months ended March 31, 2007, our tax equivalent net interest rate spread was 3.54%, and our tax equivalent net interest margin was 3.79%.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2008 was $725,000, representing an increase of $175,000, or 31.8%, from the $550,000 provision for the three months ended March 31, 2007. Net loan charge-offs were $312,000 during the three months ended March 31, 2008, as compared with net loan charge-offs of $202,000 in the same period of 2007. The level of our non-performing assets at March 31, 2008 amounted to $8.0 million, 0.67% of total assets compared to 0.22% at March 31, 2007. The level of our allowance expressed as a percentage of gross loans decreased from 1.33% at March 31, 2007 to 1.24% at the end of the current quarter.

Non-Interest Income. For the three months ended March 31, 2008, non-interest income increased $171,000, or 14.2%, to $1.38 million from $1.20 million reported for the same period in the prior year. This increase resulted principally from increases in mortgage fees, service charges on our deposit accounts, and increases in the cash surrender value of life insurance. All other non-interest income categories remained relatively stable, with minimal changes reported.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum we have experienced on the loan side has been our continuous investment in our loan platform, both in people and locations. As we strive to maintain this momentum, we will incur costs associated with investments in people, facilities, and technology that we anticipate will benefit our shareholders as these investments reach their potential. In July of 2007 we leased a 14,000 square foot office building that houses all of our administrative functions, including executive management, accounting, compliance, marketing, human resources, and training. In addition, over the past twelve months we have moved our Harrisburg office into a new permanent facility, opened a loan production office in Mooresville, and continued to add bankers at most of our offices.

For the three-months ended March 31, 2008, total non-interest expenses increased $858,000, primarily as a result of growth achieved from period to period and the regulatory costs associated with Sarbanes Oxley compliance. The largest component on non-interest expense for the current period was personnel expense. Salaries and employee benefits expense increased by $384,000, or 10.6%, to $4.0 million for the current year period compared to $3.6 million for the same period in the prior year. The move into the permanent facility in Harrisburg, the opening of a loan production office in Mooresville, adding bankers to our existing offices to further leverage our investment in facilities has an effect on our personnel expense. Insurance, professional and other services increase by 69.2% as a result of increasing costs associated with greater regulatory compliance and reporting obligations. Due the FDIC reinstating insurance assessments, during the first quarter of 2008 the Company incurred $160,000 in FDIC insurance premiums versus $0 for the same period in 2007. All other non-interest expense categories remained relatively stable, with minimal changes reported.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 29.1% and 29.7%, respectively, for the three months ended March 31, 2008 and 2007. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

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

Because of our anticipated and continued growth, we maintain an unusually low position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities relative to prior periods. These aggregated $110.2 million at March 31, 2008 compared to $107.7 million at December 31, 2007. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $140 million from the FHLB of Atlanta, with $114.6 million outstanding at March 31, 2008. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2008, our Tier I risk-based capital ratio for the Bank was 8.22% and all of our capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2007.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of Company’s common stock during the three months ended March 31, 2008 made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934).

The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of March 31, 2008, the maximum number of shares able to be purchased by the Company amounted to 691,045 shares, with 218,981 repurchased.

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

BNC BANCORP

Date: May 9, 2008	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: May 9, 2008

	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer