Form 10-Q
period 2008-06-30
BNC BANCORP
filed 2008-08-11
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 5, 2008, the registrant had outstanding 7,346,604 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$18,928	$16,387
Interest-earning deposits in other banks	8,827	4,667
Securities available for sale, at fair value	94,175	86,683
Federal Home Loan Bank stock, at cost	8,300	7,233
Loans held for sale	446	2,315
Loans	999,207	932,562
Less allowance for loan losses	(12,455)	(11,784)

Net loans	986,752	920,778
Accrued interest receivable	5,061	5,074
Premises and equipment, net	24,600	23,120
Investment in life insurance	26,071	24,001
Goodwill	26,129	26,129
Other assets	14,528	13,725

Total assets	$1,213,817	$1,130,112

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$67,969	$67,552
Interest-bearing demand	180,312	206,923
Savings	10,975	9,973
Time deposits of $100,000 and greater	491,108	418,493
Other time	178,962	152,189

Total deposits	929,326	855,130

Short-term borrowings	71,136	80,928
Long-term debt	120,713	101,713
Accrued expenses and other liabilities	6,497	5,949

Total liabilities	1,127,672	1,043,720

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 7,329,758 and 7,257,532 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	70,439	70,042
Retained earnings	14,695	14,496
Stock in directors rabbi trust	(1,118)	(1,001)
Directors deferred fees obligation	1,118	1,001
Accumulated other comprehensive income	1,011	1,854

Total shareholders’ equity	86,145	86,392

Total liabilities and shareholders’ equity	$1,213,817	$1,130,112

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$15,978	$17,090	$33,230	$32,939
Investment securities:
Taxable	324	199	617	386
Tax-exempt	748	695	1,480	1,382
Interest on interest-earning balances	17	109	37	171
Other interest income	115	53	220	110

TOTAL INTEREST INCOME	17,182	18,146	35,584	34,988

INTEREST EXPENSE
Interest on demand deposits	525	1,544	1,517	2,909
Interest on savings deposits	4	15	7	32
Interest on time deposits of $100,000 and greater	5,175	4,704	10,071	9,096
Interest on other time deposits	1,601	2,482	3,854	4,671
Interest on short-term borrowings	550	51	1,237	89
Interest on long-term debt	1,128	1,294	2,507	2,475

TOTAL INTEREST EXPENSE	8,983	10,090	19,193	19,272

NET INTEREST INCOME	8,199	8,056	16,391	15,716

PROVISION FOR LOAN LOSSES	1,150	650	1,875	1,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,049	7,406	14,516	14,516

NON-INTEREST INCOME
Mortgage fee income	227	232	494	448
Service charges on deposit accounts	751	727	1,449	1,394
Investment brokerage fees	111	111	220	186
Increase in cash surrender value of life insurance	274	202	549	424
Gain (loss) on sale of investment securities available for sale	236	—	236	—
Other income	26	35	52	59

TOTAL NON-INTEREST INCOME	1,625	1,307	3,000	2,511

NON-INTEREST EXPENSE
Salaries and employee benefits	4,416	3,597	8,420	7,217
Occupancy expenses	499	407	987	788
Furniture and equipment expense	278	225	527	421
Data processing and supply expense	293	295	536	541
Advertising and business development expenses	115	147	233	258
Insurance, professional and other services	945	398	1,637	807
Other operating expenses	1,129	631	1,781	1,256

TOTAL NON-INTEREST EXPENSE	7,675	5,700	14,121	11,288

INCOME BEFORE INCOME TAX EXPENSE	999	3,013	3,395	5,739

INCOME TAX EXPENSE	84	895	780	1,704

NET INCOME	$915	$2,118	$2,615	$4,035

BASIC NET INCOME PER SHARE	$.13	$.31	$.36	$.59

DILUTED NET INCOME PER SHARE	$.12	$.30	$.35	$.57

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income	$915	$2,118	$2,615	$4,035

Other comprehensive loss:
Securities available for sale:
Unrealized holding losses on available for sale securities	(1,499)	(1,595)	(1,497)	(1,457)
Tax effect	543	582	542	532
Reclassification of gains recognized in net income	(236)	—	(236)	—
Tax effect	91	—	91	—

Net of tax amount	(1,101)	(1,013)	(1,100)	(925)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(1,237)	(830)	418	(571)
Tax effect	477	320	(161)	220

Net of tax amount	(760)	(510)	257	(351)

Total other comprehensive loss	(1,861)	(1,523)	(843)	(1,276)

Comprehensive income (loss)	$(946)	$595	$1,772	$2,759

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

			Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Common stock
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2007	7,257,532	$70,042	$14,496	$(1,001)	$1,001	$1,854	$86,392
Adjustment resulting from adoption of EITF 06-4	—	—	(959)	—	—	—	(959)
Comprehensive income:
Net income	—	—	2,615	—	—	—	2,615
Other comprehensive loss	—	—	—	—	—	(843)	(843)
Director deferred fees	—	—	—	(117)	117	—	—
Common stock issued pursuant to:
Stock options exercised	82,820	374	—	—	—	—	374
Current income tax benefit	—	160	—	—	—	—	160
Shares traded to exercise options	(10,594)	(164)	—	—	—	—	(164)
Stock-based compensation	—	27	—	—	—	—	27
Cash dividend of $.20 per share	—	—	(1,457)	—	—	—	(1,457)

Balance, June 30, 2008	7,329,758	$70,439	$14,695	$(1,118)	$1,118	$1,011	$86,145

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Amounts in thousands)
Operating Activities
Net income	$2,615	$4,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	728	558
Amortization (accretion) of premiums and discounts, net	(163)	(76)
Amortization of core deposit intangible	124	125
Stock-based compensation	27	74
Deferred compensation	322	—
Provision for loan losses	1,875	1,200
Net increase in cash surrender value of life insurance	(549)	(424)
(Gain) loss on disposal of premises and equipment	—	10
Gain on sale of securities	(236)	—
(Gain) loss on sales of foreclosed assets	317	—
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	1,869	(900)
(Increase) decrease in accrued interest receivable	13	(230)
(Increase) decrease in other assets	1,287	(547)
Increase (decrease) in accrued expenses and other liabilities	(733)	(351)

Net cash provided by operating activities	7,496	3,474

Investing Activities
Purchases of securities available for sale	(18,778)	(5,542)
Proceeds from sales of securities	4,775	—
Proceeds from calls and maturities of securities available for sale	5,029	1,647
Purchase (redemption) of Federal Home Loan Bank stock	(1,067)	(135)
Investment in life insurance	(1,521)	—
Net increase in loans	(68,307)	(101,713)
Purchase of premises and equipment	(2,208)	(2,876)
Capitalization of costs for foreclosed assets	—	(69)
Proceeds from sales of foreclosed assets	(1,026)	273

Net cash used by investing activities	(83,103)	(108,415)

Financing Activities
Net increase in deposits	74,187	111,136
Net increase (decrease) in short-term borrowings	(9,792)	763
Net increase in long-term debt	19,000	5,000
Proceeds from exercise of stock options	210	331
Excess tax benefits from stock options exercised	160	545
Cash dividends paid	(1,457)	(1,262)

Net cash provided by financing activities	82,308	116,513

Net increase in cash and cash equivalents	6,701	11,572
Cash and cash equivalents, beginning of period	21,054	24,697

Cash and cash equivalents, end of period	$27,755	$36,269

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At June 30, 2008, loan commitments were as follows (in thousands):

Commitments to extend credit	$74,913
Undisbursed lines of credit	120,172
Letters of credit	17,042
Commitments to sell loans held for sale	446

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

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares used in computing basic net income per share	7,299,672	6,848,914	7,289,160	6,824,935

Effects of dilutive stock options and restricted stock	111,050	239,264	127,752	255,986

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,410,722	7,088,178	7,416,912	7,080,921

For the quarter ended June 30, 2008, there were 89,375 options that were anti-dilutive because the exercise price exceeded the average share value for the quarter.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at June 30, 2008.

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

NOTE D - FAIR VALUE MEASUREMENT (Continued)

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $446,000 of loans held for sale at June 30, 2008.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $8.7 million at June 30, 2008. Of such loans, $8.4 million had specific loss allowances aggregating $1.3 million at that date.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of June 30, 2008 the Company’s derivative instruments consist solely of interest rate swaps.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the

BNC BANCORP

Notes to Consolidated Financial Statements

fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $1.8 million at June 30, 2008.

NOTE D - FAIR VALUE MEASUREMENT (Continued)

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. There were no fair value adjustments related to goodwill of $26.1 million and other intangible assets of $1.9 million at June 30, 2008.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

			Fair Value Measurements at June 30, 2008, Using
Description	Total Carrying Amount in The Consolidated Balance Sheet 6/30/2008	Assets/Liabilities Measured at Fair Value 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$94,175	$94,175	$—	$94,175	$—

Interest rate swaps	2,349	2,349	—	2,349	—

NOTE E - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

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

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE E - OTHER RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations,” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS No. 141(R) expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under SFAS No. 141(R) the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under SFAS No. 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Company will apply the provisions of SFAS No. 141(R).

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

Bank of North Carolina (the “Bank”) was incorporated and began banking operations in 1991. The Bank is engaged in commercial banking predominantly in Davidson, Randolph and Guilford Counties, North Carolina, and to a lesser extent, Forsyth, Cabarrus, Iredell and Rowan Counties, North Carolina. The Bank is operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Davidson, Forsyth, Guilford, Randolph, Cabarrus, Iredell and Rowan Counties.

Financial Condition at June 30, 2008 and December 31, 2007

During the six-month period ending June 30, 2008, our total assets increased by $83.7 million to $1.21 billion from $1.13 billion at December 31, 2007. At June 30, 2008, our loans totaled $999.2 million, an increase of $66.6 million, or 7.1%, during the first six months of the year. Increases in funding through deposits and borrowings were consistent with our loan growth for the six months. Total liquid assets, which include cash and cash equivalents and securities available for sale, ended the quarter at 10.7 % of total assets, or $130.2 million, a $22.5 million increase from the $107.7 reported at December 31, 2007. At June 30, 2007, premises and equipment, net of depreciation, increased by $1.5 million during the six months as we continue to invest in our Company’s branch office infrastructure, primarily the new office in High Point and the limited service facility in Mooresville.

Deposits continue to be our primary funding source. At June 30, 2008, deposits totaled $929.3 million, an increase of $74.2 million, or 8.7%, from year-end 2007. This change was due to an increase of $50.1 million in our CD totals greater than $100,000, predominantly from wholesale sources, and a $49.2 million increase in local time deposits less than $100,000. In addition, we continue to utilize borrowings to support balance sheet management and growth. We had $120.7 million of long-term debt outstanding at June 30, 2008, compared to $101.7 million outstanding at year-end 2007. During the period ended June 30, 2008, short-term borrowings decreased by $9.8 million to $71.1 million. With short-term CD rates elevated relative to Libor swap rates, management has chosen to utilize borrowings through correspondents and the Federal Home Loan Board (FHLB), which have tended to be less expensive funding sources. During the first six months of 2008 much of the large overnight borrowing position at the FHLB at the end of 2007 has been refinanced into $60 million of longer term convertible advances. All of these convertible advances will become callable within the next twelve months. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements.

Our capital position remains above all necessary regulatory thresholds to be considered well capitalized. At June 30, 2008, our shareholders’ equity totaled $86.1 million, a decrease of $237,000 from the December 31, 2007 balance. The changes in shareholders’ equity were an increase in net income for the six-month period in the amount of $2.6 million, a decrease in the unrealized gains on securities and off balance sheet derivative contracts of $843,000, mostly offset by the cash dividends paid to shareholders and the one time retroactive adjustment for the new accounting pronouncement on the recognition of post retirement insurance obligations. At June 30, 2008, the Bank was considered to be “well capitalized” while the Company was categorized as “adequately capitalized” as such terms are defined in applicable regulations.

Results of Operations for the

Three Months Ended June 30, 2008 and 2007

Net Income. Net income for the three months ended June 30, 2008 was $915,000, a decrease of $1.2 million from net income of $2.1 million for the same three-month period in 2007. Net income per share was $.12 diluted for the three months ended June 30, 2008, a decrease from the $.30 reported for the same period in 2007. The Company experienced strong growth, with total assets averaging $1.20 billion during the current three-month period as compared to $1.01 billion in the prior year period, an increase of $185.4 million, or 18.3%, largely as a result of the continued expansion of our franchise into new locations and the ongoing efforts to attract experienced bankers to our existing offices. In September of 2007 the Company moved into their permanent banking facility in Harrisburg, and in October of 2007 the Mooresville loan production office opened. Increases in net interest income and non-interest income for the quarter ended June 30, 2008 of $143,000 and $318,000, respectively, failed to cover the increase of $1.98 million in non-interest expenses.

Net Interest Income. Net interest income increased by $143,000, or 1.8%, to $8.2 million for the three months ended June 30, 2008. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio, however this growth was offset by a declining net interest margin as a result of rate cuts initiated by the Federal Reserve. Average interest-earning assets for the current three-month period amounted to $1.09 billion, an increase of 18.7% compared with the same period in 2007. The average tax equivalent yield on total interest-earning assets for the current three month period was 6.51%, a 162 basis point decrease from the 8.13% in the second quarter of 2007 that reflects the downward trend in interest rates from period to period.

Average total interest-bearing liabilities increased by $171.5 million, or 19.8%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased by 120 basis points from 4.68% to 3.48%, as the Federal Reserve sharply cut rates in the fourth quarter of 2007 and the first quarter of 2008. For the three months ended June 30, 2008, our tax equivalent net interest spread was 3.03% and our tax equivalent net interest margin was 3.19%. For the three months ended June 30, 2007, our tax equivalent net interest rate spread was 3.46%, and our tax equivalent net interest margin was 3.71%.

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2008 was $1.15 million, representing an increase of $500,000, or 76.9%, from the $650,000 provision for the three months ended June 30, 2007. Net loan charge-offs were $893,000 during the three months ended June 30, 2008, as compared with net loan charge-offs of $155,000 in the same period of 2007. The level of our non-performing assets at June 30, 2008 amounted to $10.8 million, 0.89% of total assets compared to 0.31% at June 30, 2007. The level of our allowance expressed as a percentage of gross loans decreased from 1.28% at June 30, 2007 to 1.25% at the end of the current quarter.

Non-Interest Income. For the three months ended June 30, 2008, non-interest income increased $318,000, or 24.3%, to $1.63 million from $1.31 million reported for the same period in the prior year. This increase resulted principally from gains on the sale of investment securities of $236,000 and increases in the cash surrender value of life insurance. All other non-interest income categories remained relatively stable, with minimal changes reported.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum we have experienced in our lending activities has been our continuous investment in our banking franchise, both in people and locations. As we strive to maintain this momentum, we will incur costs associated with investments in people, facilities, and technology that we anticipate will benefit our shareholders as these investments reach their potential. In July of 2007 we leased a 14,000 square foot office building that houses all of our administrative functions, including executive management, accounting, compliance, marketing, human resources, and training. In addition, over the past twelve months we have moved our Harrisburg office into a new permanent facility, opened a loan production office in Mooresville, and continued to add bankers at most of our offices.

For the three months ended June 30, 2008, total non-interest expenses increased $1.98 million, primarily as a result of growth achieved from period to period, increases in FDIC insurance premiums, a one-time separation of employment settlement with a former executive officer, professional fees and the regulatory costs associated with the compliance with the Sarbanes Oxley Act of 2002 (Sarbanes Oxley) compliance. The largest component of non-interest expense for the current period was personnel expense. Salaries and employee benefits expense increased by $819,000, or 22.8%, to $4.4 million for the current year period compared to $3.6 million for the same period in the prior year. The largest contributor to this increase related to the $650,000 in charges incurred in the separation of employment with a former executive officer. These charges included a $558,000 severance payment under his employment contract and a $92,000 charge relating to post retirement split dollar benefits. This was a mutual separation and will contribute significant cost savings in future quarters. The move into the permanent facility in Harrisburg, the opening of a loan production office in Mooresville, adding bankers to our existing offices to further leverage our investment in facilities has an effect on our personnel expense. Insurance, professional and other services increase by 65.5% as a result of increasing costs associated with higher audit and accounting fees, and greater regulatory compliance and reporting obligations. Due to the FDIC reinstating insurance assessments, during the second quarter of 2008 the Company incurred $160,000 in FDIC insurance premiums versus $25,000 for the same period in 2007.

Also in the second quarter of 2008, the Company took a one-time charge of $350,000 on a single family residential property in OREO where structural issues resulted in the sales price being 40% below comparable homes in the subject neighborhood. We currently have executed contracts at carrying value or above on $1.5 million of the remaining $1.8 million in OREO. All other non-interest expense categories remained relatively stable, with minimal changes reported.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 8.4% and 29.7%, respectively, for the three months ended June 30, 2008 and 2007. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% primarily due to tax-exempt income from municipal bonds and bank-owned life insurance. During the second quarter of 2008, because non-taxable income from municipal bonds and bank owned life insurance represented a substantially larger portion of income before income taxes compared to prior period, the effective tax rate was reduced to the 8.4%.

Results of Operations for the

Six Months Ended June 30, 2008 and 2007

Net Income. Net income for the six months ended June 30, 2008 was $2.6 million, a decrease of $1.4 million from net income of $4.0 million for the same six-month period in 2007. Net income per share was $.35 diluted for the six months ended June 30, 2008, a decrease from the $.57 reported for the same period in 2007. We have experienced strong growth, with total assets averaging $1.18 billion during the current six-month period as compared to $987.1 million in the prior year period, an increase of $193.3 million, or 19.6%, largely as a result of the continued expansion of our franchise into new locations and the ongoing efforts to attract experienced bankers to our existing offices. In September of 2007 the Company moved into their permanent banking facility in Harrisburg, and in October of 2007 the Mooresville loan production office opened. Increases in net interest income of $657,000 and non-interest income of $489,000 for the six-month period ended June 30, 2008 failed to cover the increase of $2.8 million in non-interest expenses.

Net Interest Income. Net interest income increased by $675,000, or 4.3%, to $16.4 million for the six months ended June 30, 2008. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio, however this growth was offset by a declining net interest margin as a result of rate cuts initiated by the Federal Reserve. Average interest-earning assets for the current six-month period amounted to $1.07 billion, an increase of 20.1% compared with the same period in 2007. The average tax equivalent yield on total interest-earning assets for the current six month period was 6.84%, a 128 basis point decrease from the 8.12% in the first six months of 2007 that reflects the downward trend in interest rates from period to period.

Average total interest-bearing liabilities increased by $175.3 million, or 20.9%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased by 83 basis points from 4.62% to 3.79%, as the Federal Reserve sharply cut rates in the fourth quarter of 2007 and the first quarter of 2008. For the six months ended June 30, 2008, our tax equivalent net interest spread was 3.05% and our tax equivalent net interest margin was 3.24%. For the six months ended June 30, 2007, our tax equivalent net interest rate spread was 3.50%, and our tax equivalent net interest margin was 3.75%.

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2008 was $1.88 million, representing an increase of $675,000, or 56.3%, from the $1.2 million provision for the six months ended June 30, 2007. Net loan charge-offs were $1.2 million during the six months ended June 30, 2008, as compared with net loan charge-offs of $357,000 in the same period of 2007. The level of our non-performing assets at June 30, 2008 amounted to $10.8 million, 0.89% of total assets compared to 0.31% at June 30, 2007. The level of our allowance expressed as a percentage of gross loans decreased from 1.28% at June 30, 2007 to 1.25% at the end of the current quarter.

Non-Interest Income. For the six months ended June 30, 2008, non-interest income increased $489,000, or 19.5%, to $3.0 million from $2.5 million reported for the same period in the prior year. This increase resulted principally from gains on the sale of investment securities of $236,000 and increases in the cash surrender value of life insurance. All other non-interest income categories remained relatively stable, with minimal changes reported.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum we have experienced in our lending activities has been our continuous investment in our loan platform, both in people and locations. As we strive to maintain this momentum, we will incur costs associated with investments in people, facilities, and technology that we anticipate will benefit our shareholders as these investments reach their potential. In July of 2007 we leased a 14,000 square foot office building that houses all of our administrative functions, including executive management, accounting, compliance, marketing, human resources, and training. In addition, over the past twelve months we have moved our Harrisburg office into a new permanent facility, opened a loan production office in Mooresville, and continued to add bankers at most of our offices.

For the six months ended June 30, 2008, total non-interest expenses increased $2.8 million, primarily as a result of growth achieved from period to period, increases in FDIC insurance premiums, a one-time separation of employment settlement with a former executive officer, professional fees and the regulatory costs associated with Sarbanes Oxley compliance. The largest component on non-interest expense for the current period was personnel expense. Salaries and employee benefits expense increased by $1.2 million, or 16.7%, to $8.4 million for the current year period compared to $7.2 million for the same period in the prior year. The largest contributor to this increase related to the $650,000 in charges incurred in the separation of employment with a former executive officer. These charges included a $558,000 severance payment under his employment contract and a $92,000 charge relating to post retirement split dollar benefits. This was a mutual separation and will contribute significant cost savings in future quarters. The move into the permanent facility in Harrisburg, the opening of a loan production office in Mooresville, adding bankers to our existing offices to further leverage our investment in facilities has an effect on our personnel expense. Insurance, professional and other services increase by 67.0% as a result of increasing costs associated with higher audit and accounting fees, and greater regulatory compliance and reporting obligations. Due to the FDIC reinstating insurance assessments, during the second quarter of 2008 the Company incurred $320,000 in FDIC insurance premiums versus $25,000 for the same period in 2007.

Also in the second quarter of 2008, the Company took a one-time charge of $350,000 on a single family residential property in OREO where structural issues resulted in the sales price being 40 percent below comparable homes in the subject neighborhood. Of the remaining $1.8 million in OREO, we currently have executed contracts at carrying value or above on $1.5 million. All other non-interest expense categories remained relatively stable, with minimal changes reported.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 23.0% and 29.7%, respectively, for the six months ended June 30, 2008 and 2007. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance. During the first half of 2008, because non-taxable income from municipal bonds and bank owned life insurance represented a substantially larger portion of income before income taxes compared to prior periods, the effective tax rate was reduced to the 23.0%.

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

Because of our anticipated and continued growth, we maintain an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities relative to prior periods. These aggregated $130.2 million at June 30, 2008 compared to $107.7 million at December 31, 2007. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $140 million from the FHLB of Atlanta, with $139.3 million outstanding at June 30, 2008. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2008, our Tier I risk-based capital ratio for the Bank was 8.40% and all other capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. Total risk-based capital ratio at the Company was 9.80%, thus classifying the Company at “satisfactorily capitalized” for regulatory purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of Company’s common stock during the three months ended June 30, 2008 made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934).

The maximum amount of shares that may be purchased in the stock repurchase program is limited to 10% of the outstanding common stock within any 12 month period. As of June 30, 2008, the maximum number of shares able to be purchased by the Company amounted to 691,045 shares, with 218,981 repurchased. On Friday, July 11, 2008, the Company announced that the Board of Directors has authorized the repurchase of up to $1 million of its common stock under the existing stock repurchase plan adopted in May 2003. Under the terms of the stock repurchase plan, BNC Bancorp will be able to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions at appropriate times to allow it to enhance the value of its stock for its shareholders in concert with its ongoing emphasis on managing its capital position.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on May 20, 2008. Of the 7,285,267 shares entitled to vote at the meeting, 5,699,102 voted. The following matters were voted on at the meeting:

Proposal 1:	The election of five persons to serve as Directors for three-year terms or until their successors are duly elected and qualify. Votes for each nominee were as follows:

Three-year terms until the Annual Meeting of Shareholders in 2011:

Name	For	Withheld
W. Groome Fulton, Jr.	5,679,882	19,220
Joseph M. Coltrane, Jr.	5,680,028	19,074
Larry L. Callahan	5,685,556	13,546
Richard F. Wood	5,595,373	103,729
Ralph N. Strayhorn III	5,666,795	32,307

Proposal 2:	To ratify the appointment of Cherry Bekaert & Holland LLP as the Company’s independent auditors for the year ending December 31, 2008.

For	Against	Abstain
5,679,561	6,595	12,946

Item 6. Exhibits

Exhibit No.	Description
Exhibit (2)	Agreement and Plan of Reorganization and Merger dated February 6, 2006, incorporated herein by reference to Exhibit (10) to the Form 425 filed with the SEC on February 6, 2006.

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3) (i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3) (ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (10)(i)(a)	Amended Employment Agreement dated as of December 18, 2007 among the Company, the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i) (a) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(i)(b)	Amended Employment Agreement dated as of December 18, 2007 among the Company, the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(i) (b) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(i)(c)	Amended Employment Agreement dated as of December 18, 2007 among the Company, the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(i) (c) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(ii)(a)	Amended Salary Continuation Agreement dated as of December 18, 2007 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii) (a) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(ii)(b)	Amended Salary Continuation Agreement dated as of December 18, 2007 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii) (b) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(ii)(c)	Amended Salary Continuation Agreement dated as of December 18, 2007 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii) (c) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on September 1, 1992.

Exhibit (10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on September 1, 1992.

Exhibit (10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit (10)(vi)(a)	Amended Endorsement Split Dollar Agreement dated December 18, 2007 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(vi)(b)	Amended Endorsement Split Dollar Agreement dated December 18, 2007 between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(vi)(c)	Amended Endorsement Split Dollar Agreement dated December 18, 2007 between the Bank and David b. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated herein by reference to Exhibit (10) (vii) of Form 10-K filed with the SEC on June 30, 2005.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note C).

Exhibit (31)	Rule 13a-14(a)\15d-14 (a) Certifications.

Exhibit (32)	Section 1350 Certification.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: August 11, 2008	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer