Form 10-Q
period 2008-09-30
BNC BANCORP
filed 2008-11-10
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, the registrant had outstanding 7,358,413 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$21,164	$16,387
Interest-earning deposits in other banks	33,942	4,667
Securities available for sale, at fair value	107,372	86,683
Federal Home Loan Bank stock, at cost	6,298	7,233
Loans held for sale	435	2,315
Loans	1,006,866	932,562
Less allowance for loan losses	(13,894)	(11,784)

Net loans	992,972	920,778
Accrued interest receivable	5,440	5,074
Premises and equipment, net	25,524	23,120
Investment in life insurance	26,355	24,001
Goodwill	26,129	26,129
Other assets	16,950	13,725

Total assets	$1,262,581	$1,130,112

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$64,880	$67,552
Interest-bearing demand	172,291	206,923
Savings	11,079	9,973
Time deposits of $100,000 and greater	623,458	418,493
Other time	153,520	152,189

Total deposits	1,025,228	855,130

Short-term borrowings	45,593	80,928
Long-term debt	100,713	101,713
Accrued expenses and other liabilities	6,162	5,949

Total liabilities	1,177,696	1,043,720

Shareholders’ Equity:
Common stock, no par value; authorized 80,000,000 shares; 7,376,463 and 7,257,532 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	70,660	70,042
Retained earnings	15,442	14,496
Stock in directors rabbi trust	(1,130)	(1,001)
Directors deferred fees obligation	1,130	1,001
Accumulated other comprehensive income (loss)	(1,217)	1,854

Total shareholders’ equity	84,885	86,392

Total liabilities and shareholders’ equity	$1,262,581	$1,130,112

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$16,087	$18,225	$49,317	$51,164
Investment securities:
Taxable	345	255	962	641
Tax-exempt	854	695	2,334	2,077
Interest on interest-earning balances	68	217	105	353
Other interest income	55	28	275	173

TOTAL INTEREST INCOME	17,409	19,420	52,993	54,408

INTEREST EXPENSE
Interest on demand deposits	600	1,736	2,117	4,645
Interest on savings deposits	4	12	11	44
Interest on time deposits of $100,000 and greater	5,599	5,310	15,670	14,406
Interest on other time deposits	1,226	2,631	5,080	7,302
Interest on short-term borrowings	298	68	1,535	157
Interest on long-term debt	1,166	1,233	3,673	3,708

TOTAL INTEREST EXPENSE	8,893	10,990	28,086	30,262

NET INTEREST INCOME	8,516	8,430	24,907	24,146

PROVISION FOR LOAN LOSSES	2,500	1,140	4,375	2,340

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,016	7,290	20,532	21,806

NON-INTEREST INCOME
Mortgage fee income	146	168	640	616
Service charges on deposit accounts	802	753	2,251	2,161
Investment brokerage fees	109	93	329	279
Increase in cash surrender value of life insurance	278	220	827	644
Gain (loss) on sale of investment securities available for sale	(13)	—	223	—
Other income	6	21	58	66

TOTAL NON-INTEREST INCOME	1,328	1,255	4,328	3,766

NON-INTEREST EXPENSE
Salaries and employee benefits	3,889	3,644	12,309	10,861
Occupancy expenses	526	439	1,513	1,227
Furniture and equipment expense	252	200	779	621
Data processing and supply expense	282	241	818	782
Advertising and business development expenses	118	138	351	396
Insurance, professional and other services	806	607	2,443	1,414
Other operating expenses	843	672	2,624	1,928

TOTAL NON-INTEREST EXPENSE	6,716	5,941	20,837	17,229

INCOME BEFORE INCOME TAX EXPENSE	628	2,604	4,023	8,343

INCOME TAX EXPENSE (BENEFIT)	(119)	754	661	2,458

NET INCOME	$747	$1,850	$3,362	$5,885

BASIC NET INCOME PER SHARE	$.10	$.27	$.46	$.86

DILUTED NET INCOME PER SHARE	$.10	$.26	$.45	$.83

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income	$747	$1,850	$3,362	$5,885

Other comprehensive loss:
Securities available for sale:
Unrealized holding losses on available for sale securities	(3,977)	470	(5,474)	(987)
Tax effect	1,547	(172)	2,089	360
Reclassification of gains recognized in net income	13	—	(223)	—
Tax effect	(5)	—	86	—

Net of tax amount	(2,422)	298	(3,522)	(627)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	316	1,427	734	856
Tax effect	(122)	(550)	(283)	(330)

Net of tax amount	194	877	451	526

Total other comprehensive loss	(2,228)	1,175	(3,071)	(101)

Comprehensive income (loss)	$(1,481)	$3,025	$291	$5,784

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2007	7,257,532	$70,042	$14,496	$(1,001)	$1,001	$1,854	$86,392
Adjustment resulting from adoption of EITF 06-4	—	—	(959)	—	—	—	(959)
Comprehensive income:
Net income	—	—	3,362	—	—	—	3,362
Other comprehensive loss	—	—	—	—	—	(3,071)	(3,071)
Director deferred fees	—	—	—	(129)	129	—	—
Common stock issued pursuant to:
Stock options exercised	145,277	665	—	—	—	—	665
Current income tax benefit	—	286	—	—	—	—	286
Shares traded to exercise options	(16,282)	(236)	—	—	—	—	(236)
Stock-based compensation	2,200	41	—	—	—	—	41
Repurchase of common shares	(12,264)	(138)	—	—	—	—	(138)
Cash dividend of $.20 per share	—	—	(1,457)	—	—	—	(1,457)

Balance, September 30, 2008	7,376,463	$70,660	$15,442	$(1,130)	$1,130	$(1,217)	$84,885

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Amounts in thousands)
Operating Activities
Net income	$3,362	$5,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,092	838
Amortization (accretion) of premiums and discounts, net	(263)	71
Amortization of core deposit intangible	186	188
Stock-based compensation	41	112
Deferred compensation	458	—
Provision for loan losses	4,375	2,340
Net increase in cash surrender value of life insurance	(827)	(644)
Gain on sale of securities	(223)	—
(Gain) loss on sales of foreclosed assets	317	1
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	1,880	(487)
(Increase) decrease in accrued interest receivable	(366)	(720)
(Increase) decrease in other assets	(1,239)	(337)
Increase (decrease) in accrued expenses and other liabilities	(1,204)	(518)

Net cash provided by operating activities	7,589	6,729

Investing Activities
Purchases of securities available for sale	(41,363)	(10,887)
Proceeds from sales of securities	7,824	—
Proceeds from calls and maturities of securities available for sale	7,418	2,203
Purchase (redemption) of Federal Home Loan Bank stock	935	(1,035)
Investment in life insurance	(1,527)	—
Net increase in loans	(78,006)	(132,343)
Purchase of premises and equipment	(3,496)	(4,365)
Capitalization of costs for foreclosed assets	—	(69)
Proceeds from sales of foreclosed assets	1,809	332

Net cash used by investing activities	(106,406)	(146,164)

Financing Activities
Net increase in deposits	170,084	111,017
Net increase (decrease) in short-term borrowings	(35,335)	3,596
Net increase (decrease) in long-term debt	(1,000)	27,500
Proceeds from exercise of stock options	433	496
Excess tax benefits from stock options exercised	286	588
Repurchase of common shares	(142)	—
Cash dividends paid	(1,457)	(1,262)

Net cash provided by financing activities	132,869	141,935

Net increase in cash and cash equivalents	34,052	2,500

Cash and cash equivalents, beginning of period	21,054	24,697

Cash and cash equivalents, end of period	$55,106	$27,197

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At September 30, 2008, loan commitments were as follows (in thousands):

Commitments to extend credit	$70,877
Undisbursed lines of credit	121,208
Letters of credit	10,312
Commitments to sell loans held for sale	435

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

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of common shares used in computing basic net income per share	7,357,677	6,895,012	7,312,166	6,843,393

Effects of dilutive stock options and restricted stock	44,490	199,496	96,673	237,826

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,402,167	7,094,508	7,408,839	7,081,129

For the three months and nine months ended September 30, 2008, there were 131,053 and 89,375 options, respectively, that were anti-dilutive because the exercise price exceeded the average share value for the quarter.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at September 30, 2008.

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and municipal bonds, mortgage-backed securities and interest rate swaps.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $435,000 of loans held for sale at September 30, 2008.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $13.7 million at September 30, 2008. Of such loans, $13.4 million had specific loss allowances aggregating $3.0 million at that date.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of September 30, 2008 the Company’s derivative instruments consist solely of interest rate swaps.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $2.1 million at September 30, 2008.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D - FAIR VALUE MEASUREMENT (Continued)

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. There were no fair value adjustments related to goodwill of $26.1 million and other intangible assets of $1.9 million at September 30, 2008.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	Total Carrying Amount in The Consolidated Balance Sheet 9/30/2008		Fair Value Measurements at September 30, 2008, Using
Description		Assets/Liabilities Measured at Fair Value 9/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$107,372	$107,372	$—	$107,372	$—
Interest rate swaps	2,665	2,665	—	2,665	—

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

Executive Summary

In the third quarter of 2008, with the negative effects of a growing liquidity crisis and an economic slowdown, management at the Company felt it prudent to sharply redefine our areas of focus. In addition to meeting the financial services needs of our customers and communities, we placed a heightened emphasis on the following areas:

•	Preserving Capital

•	Building Liquidity Sources

•	Managing Credit Quality

Preserving Capital

With the capital markets essentially closed, lending spreads contracting, and visibility on the depth or duration of an economic downturn limited, preserving capital became a priority at BNC Bancorp and Bank of North Carolina. Even with capital preservation a priority, we also recognized the need to balance that focus with continuing to support our customers’ and communities’ credit needs. Our goal was, and remains, to meet the necessary operational credit needs of our customers. By using loan pay downs and maturities of existing loans to offset new growth, we were able to minimize the net growth in our loan portfolio, which requires the greatest capital allocation. The other component of growth during the quarter was in highly liquid investments which require a much smaller capital allocation than commercial loans. By changing the mix of assets that drove overall growth for the quarter, the Company was able to grow total assets while maintaining the Company’s and Bank’s risk-based capital ratios at similar levels to June 30, 2008.

Building Liquidity Sources

With the uncertainty surrounding the health of the banking industry, deposit customers began diversifying their bank deposits in an attempt to maximize FDIC coverage. Management felt strongly that the prudent course of action in this environment is, and remains, to build liquidity sources, despite the negative impact on earnings of holding lower yielding short-term investments in a declining interest rate environment. We are executing this initiative by:

•

Adding Liquid Assets to the Company’s Balance Sheet: During the third quarter, we increased overnight balances at the FHLB, Federal Funds sold at correspondent banks, and 20% risk-weighted investment securities. Most investment securities are easily converted to cash, require only 20% of the capital of a similar size commercial loan, and are eligible as collateral for borrowings at correspondent banks and the Federal Reserve Discount Window.

•

Increasing Borrowing Capacity: A second point of emphasis during the third quarter was to expand the Company’s borrowing capacity associated with collateralized and confirmed lines of credit. While unsecured lines serve as a convenient and low-cost source of immediate liquidity, management does not rely on these sources for long-term liquidity. By issuing longer-term CD’s and paying down our secured lines of credit at the FHLB and other correspondent banks, we have greater capacity for immediate access to longer-term borrowings. It is management’s intention to continue to increase the secured borrowing capacity of our Company in the fourth quarter.

Managing Credit Quality

Senior management continues to work closely with credit administration, third-party credit review specialists, and our lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy. When problems are identified, management remains diligent in assessing the situation, and providing a quick plan to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with the Bank to achieve an acceptable resolution of the credit. As we address each situation on a case-by-case basis, we will most likely experience a rise in non-performing assets if management determines it is in the shareholders’ best interest to work with the borrower or oversee a viable project through to completion.

Despite North Carolina’s resiliency during the current real estate downturn, we do anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in our state.

Troubled Asset Repurchase Program (TARP)

The Company is evaluating the TARP program under the Emergency Economic Stabilization Act of 2008 pursuant to which the United States Treasury will inject up to $250 billion in the form of senior preferred stock in qualified financial institutions. Management of the Company has submitted an application to the appropriate regulatory bodies requesting to participate in the Capital Purchase Program in an amount equal to 3% of risk-weighted assets, the maximum investment allowable. We anticipate this capital will provide greater resources to allow the Company to meet our customers’ and communities’ credit needs, while maintaining capital and liquidity at higher levels given the current economic uncertainty.

Financial Condition at September 30, 2008 and December 31, 2007

During the nine-month period ending September 30, 2008, our total assets increased by $132.5 million to $1.26 billion from $1.13 billion at December 31, 2007. At September 30, 2008, our loans totaled $1.00 billion, an increase of $74.3 million, or 8.0%, during the first nine months of the year. Increases in funding through deposits and borrowings were consistent with our loan growth for the nine months, however, in an attempt to increase our borrowing capacity at the FHLB, management increased CD’s outstanding and paid down short-term borrowings. Total liquid assets, which include cash and cash equivalents and securities available for sale, ended the quarter at 12.9% of total assets, or $162.5 million, a $54.7 million increase from the $107.7 reported at December 31, 2007. As noted in the Executive Summary, management emphasized growing liquid assets, as evidenced by the $54.7 million increase in cash equivalents. At September 30, 2008, premises and equipment, net of depreciation, increased by $2.4 million during the nine months as we continue to invest in our Company’s branch office infrastructure, primarily the new office in High Point and the limited service facility in Mooresville.

Deposits continue to be our primary funding source. At September 30, 2008, deposits totaled $1.03 billion, an increase of $170.1 million, or 19.9%, from year-end 2007. This change was due to an increase of $205.0 million in our CD totals greater than $100,000, with $117.7 million coming primarily from wholesale sources and another $87.3 million in local deposits in the CDARs program which provides local depositors with up to $50 million in FDIC insurance. In addition, we continue to utilize borrowings to support balance sheet management and growth. We had $100.7 million of long-term debt outstanding at September 30, 2008, compared to $101.7 million outstanding at year-end 2007. During the period ended September 30, 2008, short-term borrowings decreased by $35.3 million to $45.6 million. With short-term CD rates elevated relative to Libor swap rates, management chose to utilize borrowings through correspondents and the Federal Home Loan Board (FHLB) during the first half of 2008, which have tended to be less expensive funding sources. During the second quarter, with greater uncertainty surrounding liquidity, management began issuing CD’s through the wholesale markets and paying down these short-term lines of credit, thus enhancing credit available through these short-term lines. During the first nine months of 2008 much of the large overnight borrowing position at the FHLB at the end of 2007 has been refinanced into $60 million of longer term convertible advances. All of these convertible advances will become callable within the next twelve months. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements.

Our capital position remains above all necessary regulatory thresholds to be considered well capitalized. At September 30, 2008, our shareholders’ equity totaled $84.9 million, a decrease of $1.5 million from the December 31, 2007 balance. The changes in shareholders’ equity were an increase in net income for the nine-month period in the amount of $3.4 million, a decrease in the unrealized gains on securities of $3.1 million, mostly offset by the cash dividends paid to shareholders and the one time retroactive adjustment for the new accounting pronouncement on the recognition of post retirement insurance obligations. At September 30, 2008, the Bank was considered to be “well capitalized” while the Company was categorized as “adequately capitalized” as such terms are defined in applicable regulations.

Results of Operations for the

Three Months Ended September 30, 2008 and 2007

Net Income. Net income for the three months ended September 30, 2008 was $747,000, a decrease of $1.1 million from net income of $1.9 million for the same three-month period in 2007. Net income per share was $.10 diluted for the three months ended September 30, 2008, a decrease from the $.26 reported for the same period in 2007. The Company experienced solid growth, with total assets averaging $1.22 billion during the current three-month period as compared to $1.08 billion in the prior year period, an increase of $138.7 million, or 12.8%, largely as a result of the continued expansion of our franchise into new locations, the ongoing efforts to attract experienced bankers to our existing offices, and the increase of the investment portfolio to provide greater liquidity and risk-adjusted returns on capital. In September of 2007 the Company moved into their permanent banking facility in Harrisburg, and in October of 2007 the Mooresville loan production office opened. Increases in net interest income and non-interest income for the quarter ended September 30, 2008 of $86,000 and $73,000, respectively, failed to cover the increase of $775,000 in non-interest expenses.

Net Interest Income. Net interest income increased by $86,000, or 1.0%, to $8.5 million for the three months ended September 30, 2008. Our total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio, however this growth was offset by a declining net interest margin as a result of ongoing rate cuts by the Federal Reserve. Average interest-earning assets for the current three-month period amounted to $1.12 billion, an increase of 13.5% compared with the same period in 2007. The average tax equivalent yield on total interest-earning assets for the current three month period was 6.30%, a 165 basis point decrease from the 7.95% in the third quarter of 2007 that reflects the downward trend in interest rates from period to period.

Average total interest-bearing liabilities increased by $127.4 million, or 13.7%, consistent with our increase in interest-earning assets. Our average cost of total interest-bearing liabilities decreased by 135 basis points from 4.69% to 3.34%, as short-term rates deposits trended downward. For the three months ended September 30, 2008, our tax equivalent net interest spread was 2.96% and our tax equivalent net interest margin was 3.16%. For the three months ended September 30, 2007, our tax equivalent net interest rate spread was 3.26%, and our tax equivalent net interest margin was 3.55%.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2008 was $2.5 million, representing an increase of $1.4 million, or 119.3%, from the $1.1 million charged to the provision for the three months ended September 30, 2007. Net loan charge-offs were $1.16 million during the three months ended September 30, 2008, as compared with net loan charge-offs of $904,000 in the same period of 2007. The level of our non-performing assets at September 30, 2008 amounted to $11.2 million, 0.89% of total assets compared to 0.52% at September 30, 2007. The level of our allowance expressed as a percentage of gross loans increased from 1.26% at September 30, 2007 to 1.38% at the end of the current quarter.

Non-Interest Income. For the three months ended September 30, 2008, non-interest income increased $73,000, or 5.8%, to $1.33 million from $1.26 million reported for the same period in the prior year. This increase resulted principally from increases in the cash surrender value of life insurance and service charges on deposit accounts. All other non-interest income categories remained relatively stable, with minimal changes reported.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum we have experienced in our lending activities has been our continuous investment in our banking franchise, both in people and locations. As we strive to maintain momentum in our Company, we will incur costs associated with investments in people, facilities, and technology that we anticipate will benefit our shareholders as these investments reach their potential. In July of 2007 we leased a 14,000 square foot office building that houses all of our administrative functions, including executive management, accounting, compliance, marketing, human resources, and training. In addition, over the past twelve months we have moved our Harrisburg office into a new permanent facility, opened a loan production office in Mooresville, and continued to add bankers in select markets, while reducing staffing in others.

For the three months ended September 30, 2008, total non-interest expenses increased $775,000, primarily as a result of the addition of the Mooresville office staff and facility, increases in FDIC insurance premiums, loan related expenses associated with an increase in foreclosed and workout properties, and professional and regulatory costs associated with enhanced regulatory burdens. The largest component of non-interest expense for the current period was personnel expense. Salaries and employee benefits expense increased by $245,000, or 6.7%, to $3.89 million for the current year period compared to $3.64 million for the same period in the prior year. The largest contributors are the addition of the staff at our Mooresville office, additions to the credit review and workout areas, and personnel necessary to support a growing suite of treasury deposit services. Insurance, professional and other services increase by 32.8% as a result of increasing costs associated with higher audit and accounting fees, greater regulatory compliance and reporting obligations, and increases in FDIC insurance assessments.

Provision for Income Taxes. For the three months ended September 30, 2008 the provision for income taxes reflects a credit of $119,000 compared to a charge of $754,000 for the third quarter of 2007. We generate significant amounts of non-taxable income from tax exempt investment securities and from our investment in life insurance. Accordingly, the levels of such income in relation to income before income taxes significantly affects our effective tax rate. For the three months ended September 30, 2008 our non-taxable income exceeded our income before income taxes, resulting in a reduction of total income subject to income taxes for the year to date. Accordingly, the year to date total income tax expense for the nine months ended September 30, 2008 is less than was previously reported for the six months ended June 30, 2008, resulting in the credit to income tax expense for the current quarter.

Results of Operations for the

Nine Months Ended September 30, 2008 and 2007

Net Income. Net income for the nine months ended September 30, 2008 was $3.4 million, a decrease of $2.5 million from net income of $5.9 million for the same nine-month period in 2007. Net income per share was $.45 diluted for the nine months ended September 30, 2008, a decrease from the $.83 reported for the same period in 2007. We have experienced strong growth, with total assets averaging $1.19 billion during the current nine-month period as compared to $1.02 billion in the prior year period, an increase of $175.1 million, or 17.2%, largely as a result of the continued expansion of our franchise into new locations and the ongoing efforts to attract experienced bankers to our existing offices. In September of 2007 the Company moved into their permanent banking facility in

Harrisburg, and in October of 2007 the Mooresville loan production office opened. Increases in net interest income of $761,000 and non-interest income of $562,000 for the nine-month period ended September 30, 2008 failed to cover the increase of $3.6 million in non-interest expenses.

Net Interest Income. Net interest income increased by $761,000, or 3.2%, to $24.9 million for the nine months ended September 30, 2008. Total interest income benefited from strong growth in the level of average earning assets, primarily in the loan portfolio, however this growth was offset by a declining net interest margin as a result of rate cuts initiated by the Federal Reserve. Average interest-earning assets for the current nine-month period amounted to $1.09 billion, an increase of 18.7% compared with the same period in 2007. The average tax equivalent yield on total interest-earning assets for the current nine month period was 6.60%, a 133 basis point decrease from the 7.93% in the first nine months of 2007 that reflects the downward trend in interest rates from period to period.

Average total interest-bearing liabilities increased by $159.3 million, or 18.3%, consistent with the increase in interest-earning assets. Average cost of total interest-bearing liabilities decreased by 106 basis points from 4.69% to 3.63%, as the Federal Reserve continued to reduce its short-term benchmark rates throughout 2008. For the nine months ended September 30, 2008, the tax equivalent net interest spread was 2.97% and the tax equivalent net interest margin was 3.18%. For the nine months ended September 30, 2007, the tax equivalent net interest rate spread was 3.25%, and the tax equivalent net interest margin was 3.53%.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2008 was $4.4 million, representing an increase of $2.0 million, or 87.0%, from the $2.3 million charged to the provision for the nine months ended September 30, 2007. Net loan charge-offs were $2.4 million during the nine months ended September 30, 2008, as compared with net loan charge-offs of $1.3 in the same period of 2007. The level of our non-performing assets at September 30, 2008 amounted to $11.2 million, 0.89% of total assets compared to 0.52% at September 30, 2007. The level of our allowance expressed as a percentage of gross loans increased from 1.26% at September 30, 2007 to 1.38% at the end of the current quarter.

Non-Interest Income. For the nine months ended September 30, 2008, non-interest income increased $562,000, or 14.9%, to $4.3 million from $3.8 million reported for the same period in the prior year. This increase resulted principally from gains on the sale of investment securities of $236,000, and increases in the cash surrender value of life insurance and service charges on deposit accounts. All other non-interest income categories remained relatively stable, with minimal changes reported.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum we have experienced in our lending activities has been our continuous investment in our banking franchise, both in people and locations. As we strive to maintain momentum in our Company, we will incur costs associated with investments in people, facilities, and technology that we anticipate will benefit our shareholders as these investments reach their potential. In July of 2007 we leased a 14,000 square foot office building that houses all of our administrative functions, including executive management, accounting, compliance, marketing, human resources, and training. In addition, over the past twelve months we have moved our Harrisburg office into a new permanent facility, opened a loan production office in Mooresville, and continued to add bankers in select markets, while reducing staffing in others.

For the nine-months ended September 30, 2008, total non-interest expenses increased $3.6 million, primarily as a result of growth achieved from period to period, increases in FDIC insurance premiums, loan related expenses associated with an increase in foreclosed and workout properties, a one-time separation of employment settlement with a former executive officer, professional fees and regulatory costs associated with Sarbanes Oxley compliance. The largest component of non-interest expense for the current period was personnel expense. Salaries and employee benefits expense increased by $1.4 million, or 13.3%, to $12.3 million for the current nine-month period compared to $10.9 million for the same period in 2007. The largest contributor to this increase related to the $650,000 in charges incurred in the separation of employment with a former executive officer. These charges included a $558,000 severance payment under his employment contract and a $92,000 charge relating to post retirement split dollar benefits. This was a mutual separation and will contribute significant cost savings in future quarters. The move into the permanent facility in Harrisburg, the opening of a loan production office in Mooresville, adding bankers to our existing offices to further leverage our investment in facilities has an effect on our personnel expense. Insurance, professional and other services increase by 72.8% as a result of increasing costs associated with higher audit and accounting fees, increases in FDIC insurance assessments, and greater regulatory compliance and reporting obligations.

During the second quarter of 2008, the Company took a one-time charge of $350,000 on a single family residential property in OREO where structural issues resulted in the sales price being 40 percent below comparable homes in the subject neighborhood. All other non-interest expense categories remained relatively stable, with minimal changes reported.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 16.4% and 29.5%, respectively, for the nine months ended September 30, 2008 and 2007. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance. During the first nine months of 2008, because non-taxable income from municipal bonds and bank owned life insurance represented a substantially larger portion of income before income taxes compared to the first nine months of 2007, the effective tax rate was reduced to the 16.4%.

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

Because of the uncertainty in the capital and funding markets currently, we are maintaining an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities relative to prior periods. These aggregated $162.5 million at September 30, 2008 compared to $107.7 million at December 31, 2007. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $140 million from the FHLB of Atlanta, with $94.8 million outstanding at September 30, 2008. In addition to these liquidity sources, we have access to unsecured lines of credit for short-term liquidity needs, and the Promontory Interfinancial Network weekly funds auctions where we have another $65 million in availability. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2008, the Tier I risk-based capital ratio for the Bank was 8.27%, the total risk-based capital ratio was 10.27% and all other capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The total risk-based capital ratio at the Company was 9.81%, thus classifying the Company at “satisfactorily capitalized” for regulatory purposes.

The U.S. Treasury Department has made funds available to certain banks under its Troubled Asset Relief Program (the “TARP Program”) and the Capital Purchase Program (the “CPP Program”). While management has begun an evaluation of the CPP Program, at this point whether or not the Company will participate in the CPP Program is still under consideration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2008 to July 30, 2008	4,134	$13.20	4,134	467,930
August 1, 2008 to August 31, 2008	2,490	$10.82	2,490	465,440
September 1, 2008 to September 30, 2008	5,640	$10.08	5,640	459,980

Year-to-date	12,264	$11.28	12,264

The maximum amount of shares that may be purchased in the stock repurchase program is limited to 10% of the outstanding common stock within any 12 month period. As of September 30, 2008, the maximum number of shares able to be purchased by the Company amounted to 691,045 shares, with 231,065 repurchased. On Friday, July 11, 2008, the Company announced that the Board of Directors has authorized the repurchase of up to $1 million of its common stock under the existing stock repurchase plan adopted in May 2003. Under the terms of the stock repurchase plan, BNC Bancorp will be able to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions at appropriate times to allow it to enhance the value of its stock for its shareholders in concert with its ongoing emphasis on managing its capital position.

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

BNC BANCORP

Date: November 10, 2008	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer