Form 10-K
period 2008-12-31
BNC BANCORP
filed 2009-03-17
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

$84,480,444

(Aggregate value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s common stock, no par value per share was sold on June 30, 2008)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,354,567 shares of common stock, no par value, as of March 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to stockholders of BNC Bancorp for the year ended December 31, 2008 (“2008 Annual Report”), are incorporated by reference into Part II.

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders of BNC Bancorp to be held on May 19, 2009, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

BNC Bancorp (the “Company” or “we” or “our”) was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina (the “Bank” or “we” or “our”). The Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the bank holding company laws of North Carolina. The Company’s administrative office is located at 1226 Eastchester Drive, High Point, North Carolina 27265 and the Bank’s main office is located at 831 Julian Avenue, Thomasville, North Carolina 27360. The Company’s only business at this time is owning the Bank and its primary source of income is any dividends that are declared and paid by the Bank on its capital stock.

The Bank is a full service commercial bank that was incorporated under the laws of the State of North Carolina on November 15, 1991, and opened for business on December 3, 1991. The Bank concentrates its marketing and banking efforts to serve the citizens and business interests of the cities and communities located in Davidson, Randolph, Rowan, Forsyth, Guilford, Iredell and Cabarrus Counties. The Bank conducts its business in Davidson County from its banking headquarters located in Thomasville, North Carolina, an additional branch in Thomasville, a branch in Lexington and another in Northern Davidson County. In Randolph County, the Bank has one location in the Archdale-Trinity community; in Forsyth County, the Bank has one location in Kernersville and one location in Winston Salem; in Guilford County, the Bank has three locations in Greensboro, one location in Oak Ridge and two locations in High Point; in Cabarrus County, the Bank has one office in Harrisburg; in Rowan County, the Bank has one office in Salisbury; and in Iredell County, the Bank has a limited service office in Mooresville.

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

Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management including the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Credit risk management is discussed under See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Sections “Credit Quality”, “Trends”, “Asset Liability Management”, “Lending Activities”, “Asset Quality”, “Nonperforming Assets” and “Analysis of Allowance for Loan Losses”. Also see Item 1A, “Risk Factors.”

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

The Company’s primary sources of revenue are interest and fee income from its lending activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from its investment portfolio. In prior years investments have not been a primary source of income for the Company. However, as discussed in Management’s Discussion and Analysis, in November and December of 2008 the company purchased $265 million in mortgage backed securities and $50 million of Company qualified municipal government securities. Since these transactions occurred in late 2008 they did not greatly impact 2008 revenues. We do, however, anticipate that these investments will provide a much greater percentage of total revenues going forward. The major expenses of the Company are interest paid on deposits and borrowings and general administrative expenses such as salaries, employee benefits, advertising and office occupancy.

The Bank has experienced steady growth over its seventeen-year history. The Company’s assets totaled $1.57 billion and $1.13 billion as of December 31, 2008 and 2007, respectively. Net income for the fiscal year ended December 31, 2008 was $3.99 million, or $0.52 per diluted share, compared with $7.44 million, or $1.05 per diluted share, for the fiscal year ended December 31, 2007.

Because the Bank is the sole banking subsidiary of the Company, the Company’s operations are located at the Bank level. Throughout this Annual Report, results of operations will relate to the Bank’s operations, unless a specific reference is made to the Company and its operating results other than through the Bank’s business and activities.

Competition and Market Area

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Davidson, Randolph, Guilford, Rowan, Cabarrus, Iredell and Forsyth Counties are located along the I-85/I-40 corridor in the region known as the Piedmont Triad. Lexington, High Point, Archdale and Thomasville’s traditional economic base includes furniture and textile manufacturing, which have been particularly economically depressed; Greensboro’s base is much more service oriented. Large area employers in the counties of Forsyth, Davidson and Guilford include Dell Corporation, High Point Regional Medical Center, Moses Cone Health System, Forsyth Medical Center (Novant Health), Wake Forest University Medical System, American Express, RF Micro Devices, and Thomas Built Buses. Oak Ridge is primarily rural with the economic base consisting of farming and small business. Kernersville’s economic base consists primarily of small businesses. Large employers in Kernersville include Sara Lee Sock Co., and Deere Hitachi.

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

Employees

At December 31, 2008, the Bank had 211 full-time and 11 part-time employees.

Subsidiaries

The Company is a one-bank holding company for Bank of North Carolina. In addition, the Company has wholly owned subsidiaries to issue trust preferred securities: BNC Bancorp Capital Trust I, BNC Bancorp Capital Trust II, BNC Bancorp Capital Trust III and BNC Bancorp Capital Trust IV. The Bank has three subsidiaries that operate in the mortgage and real estate areas. These long term obligations, which qualify as Tier I capital for the Company, constitute a full and unconditional guarantee by the Company of the trusts’ obligations under the preferred securities.

The Bank has three subsidiaries: BNC Credit Corp. serves as the Bank’s trustee on deeds of trust and Sterling Real Estate Holdings, LLC and Sterling Real Estate Development of North Carolina, LLC hold and dispose of the Bank’s real estate owned.

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

Emergency Economic Stabilization Act of 2008. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“UST”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. The first program implemented by the UST is the Capital Purchase Program (“CPP”).

Pursuant to this program, the UST, on behalf of the US government, will purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment will have a dividend rate of 5% per year, until the fifth anniversary of the UST’s investment and a dividend of 9% thereafter. During the time the UST holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. As described further herein, we elected to participate in the CPP and received $31.3 million pursuant to the program.

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and the allowance for loan losses, subject to certain restrictions. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. At December 31, 2008, the Company’s Tier I risk-based capital and total risk-based capital were 9.99% and 11.83%, respectively.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. At December 31, 2008, the Bank’s leverage ratio was 8.44%.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing common stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. As long as the UST holds equity in the Company pursuant to the CPP, UST approval is required for the Company to repurchase shares of outstanding common stock.

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

Under the terms of the CPP, the UST has a preferential right to the payment of cumulative dividends on the CPP Series A preferred stock. No dividends are permitted to be paid to common shareholders unless all accrued and unpaid dividends for all past dividend periods on the CPP preferred stock were fully paid. In the case of the Company, any increase in dividends to common shareholders above $0.05 per share quarterly is subject to the consent of the UST for the first three years of the CPP preferred stock investment.

Deposit Insurance. The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium on a quarterly basis. The amount of the assessment is a function of the institution’s risk category and assessment base. An institution’s risk category is determined according to its supervisory ratings and capital levels, and is used to determine the institution’s assessment rate. The assessment rate for the lowest risk category (Risk Category I) is calculated according to a formula, which relies on supervisory ratings and either certain financial ratios or long-term debt ratings. An insured bank’s assessment base is determined by the balance of its insured deposits. This system is risk-based and allows banks to pay lower assessments to the FDIC as their capital level and supervisory ratings improve. By the same token, if these indicators deteriorate, the institution will have to pay higher assessments to the FDIC. At December 31, 2008, the Bank’s risk category assignment required payment of approximately 7.33 basis points per $100 of assessable deposits.

Under the Federal Deposit Insurance Act (“FDIA”), the FDIC Board has the authority to set the annual assessment rate range for the various risk categories within certain regulatory limits. Pursuant to this authority, risk-based assessment rates were uniformly increased 7 cents per $100 of assessable deposits by the FDIC Board in December 2008 for the first quarter of 2009. Under this rule, risk-based rates for the first quarter will range between 12 and 50 basis points (“bp”). This action is part of the Restoration Plan adopted by the FDIC in October 2008 as required by law and is intended to increase the reserve ratio to 1.15% within five years.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2008, the FICO assessment is equal to 1.14 basis points for each $100 in domestic deposits. These assessments will continue until the bonds mature in 2019.

The FDIC is authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for our national bank subsidiary would have a material adverse effect on our earnings, operations and financial condition.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program (“TLGP”), which is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).

The TAGP provides unlimited deposit insurance coverage through December 31, 2009, for non-interest bearing transaction accounts and certain interest-bearing accounts (negotiable order of withdrawal (NOW) accounts with interest rates of 0.50% or less and lawyers trust accounts) at FDIC-insured depository institutions. Depository institutions participating in the TAGP will be assessed, on a quarterly basis, an annualized 10 basis points fee on the balance of each covered account in excess of the existing FDIC deposit insurance limit of $250,000 that was established on a temporary basis, through December 31, 2009, by the Emergency Economic Stabilization Act of 2008.

The DGP provides an FDIC guarantee of certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. The proceeds of debt guaranteed under the DGP may not be used to prepay debt that is not guaranteed by the FDIC. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.

The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company is participating in the TAGP and is eligible to participate in the DGP although the Company has not chosen to issue any debt under the program at this time.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta and under the its capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2008, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination which was conducted during February 2008.

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

USA Patriot Act of 2001. In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”). The Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 is sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

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

The Company qualified as an accelerated filer in accordance with Rule 12b-2 of the Securities Exchange Act of 1934, effective December 31, 2007. Therefore, the Company is now subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). The Company incurred additional consulting and audit expenses in becoming compliant with SOX 404, and will continue to incur additional audit expenses to comply with SOX 404 going forward. Management does not expect expenses related to SOX 404 to have a material impact on the Company’s financial statements.

Government Monetary Policies and Economic Controls. Our earnings and growth, as well as the earnings and growth of the banking industry, are affected by the credit policies of monetary authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

In view of changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on our business and earnings or on the financial condition of our various customers.

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

Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline. Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, any decline in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses may be insufficient. All borrowers carry the potential to default and our remedies to recover (seizure and/or sale of collateral, legal actions, guarantees, etc.) may not fully satisfy money previously lent. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

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

Our stock price can be volatile. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating results and stock price performance of other companies that investors deem comparable to us.

•	News reports relating to trends, concerns, and other issues in the financial services industry.

•	Perceptions in the marketplace regarding us and/or our competitors.

•	New technology used or services offered by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors.

•	Changes in government regulations.

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of operating results.

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

Our agreements with the UST under the CPP impose restrictions and obligations on us that limit our ability to increase dividends, repurchase our common stock or preferred stock and access the equity capital market. In December 2008, we issued preferred stock and a warrant to purchase our common stock to the UST as part of the CPP under the Troubled Asset Relief Program (“TARP”). Prior to December 5, 2011, unless we have redeemed all of the preferred stock or the UST has transferred all of the preferred stock to a third party, the consent of the UST will be required for us to, among other things, increase our common stock dividend or repurchase our common stock or other preferred stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based employee compensation awards).

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

Negative publicity could damage our reputation. Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties. In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

Liquidity is essential to our businesses. Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition. Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.

From time to time the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

Our internal controls may be ineffective. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations. In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issues, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

We rely on other companies to provide key components of our business infrastructure. Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

Our information systems may experience an interruption or breach in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

New requirements under EESA and changes in the TARP CPP regulations may adversely affect our operations and financial condition. Given the current international, national and regional economic climate, it is unclear what effect the provisions of the EESA will have with respect to our profitability and operations. In addition, the US government, either through the UST or some other federal agency, may also advance additional programs that could materially impact our profitability and operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

At December 31, 2008, the Company conducted its business from its headquarters located in High Point, North Carolina, the Banks main office in Thomasville and 15 other branch offices and one limited services office. The following list sets forth certain information regarding the Company’s and Bank’s properties.

Owned properties:

Main Office:	831 Julian Avenue, Thomasville, NC 27360.

Archdale Office:	113 Trindale Road, Archdale, NC 27263.

Lexington Office:	115 East Center Street, Lexington, NC 27292.

North Thomasville Office:	1317 National Highway, Thomasville, NC 27360.

Kernersville Office:	211 Broad Street, Kernersville, NC 27284.

Oak Ridge Office:	8000 Linville Road, Oak Ridge, NC 27310.

Elm Street Branch:	801 North Elm Street, High Point, NC 27262.

Eastchester Branch:	2630 Eastchester Dr., High Point, NC 27265.

Salisbury Office:	415 Jake Alexander Boulevard West, Salisbury, NC 28147.

Harrisburg Office:	3890 Main Street, Harrisburg, NC 28075.

N. Davidson Office:	5744 Old US Hwy 52, Lexington, NC 27295.

Leased properties:

High Point Administrative Office:	1226 Eastchester Drive, High Point, NC 27265.

Friendly Center Office:	3202 Northline Avenue, Greensboro, NC 27408.

Dover Road Office:	1110 Dover Road, Greensboro, NC 27408.

Elm Street Office:	112 N. Elm Street, Greensboro, NC 27404.

Winston Salem Office:	1551 Westbrook Plaza Drive, Suite 90, Greentree II Building, Winston Salem, NC 27103.

Mooresville Limited Service Office:	125 Commerce Park Road, Mooresville, NC 28117.

The total net book value of the Bank’s premises and equipment on December 31, 2008 was $26 million. All properties are considered by the Bank’s management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as “real estate owned” until it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2008, the Bank had $5.0 million of assets classified as real estate owned.

ITEM 3.	LEGAL PROCEEDINGS

In the opinion of management, the Company is not involved in any material pending legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed in the NASDAQ Global Market under the symbol “BNCN”. Scott & Stringfellow, Inc., Morgan Keegan, Sandler O’Neill & Partners, L.P., Raymond James & Associates, Howe Barnes, McKinnon and Company, and Monroe Securities are the market makers in the Company’s stock. Wachovia Securities is not a market maker; however, they do attempt to match-up buyers and sellers through their local offices.

See table 19 for certain market and market and dividend information for the last two fiscal years.

As of December 31, 2008, the Company had approximately 1383 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

See “ITEM 1. DESCRIPTION OF BUSINESS — Supervision and Regulation” above for regulatory restrictions which limit the ability of the Bank to pay dividends. The Company has paid seven annual cash dividends, with the most recent being a cash dividends of $0.20 per share of common stock on March 10, 2007. In 2008, the Company began paying quarterly dividends, with the last being a cash dividend of $0.05 paid on February 20, 2009.

There were no purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2008. The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of December 31, 2008, the maximum of stock able to be purchased by the Company amounted to 735,003 shares, with 232,838 shares repurchased.

The information required to be disclosed under Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is presented in Item 12 of this Form 10-K.

On December 5, 2008, we sold 31,260 shares of our Senior Preferred Stock to the UST pursuant to the CPP. While any Senior Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to increase our common stock dividend from its current quarterly amount of $0.05 per share.

Performance Graph

The following graph compares the Company’s cumulative stockholder return on its Common Stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by SNL Financial, LC using data as of December 31, 2008.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
BNC Bancorp	100.00	109.99	142.87	158.88	146.00	65.70
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
SNL Bank Index	100.00	112.06	113.59	132.87	103.25	58.91
SNL Southeast Bank Index	100.00	118.59	121.39	142.34	107.23	43.41

On December 5, 2008, the Company issued 31,260 shares of Series A preferred stock and a warrant to purchase 543,337 shares of the Company’s common stock to the United States Department of the Treasury through a private placement. This issuance of shares was not registered under the Securities Act of 1933 in reliance on the exemption set for in Section 4(2) thereof.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth our historical consolidated financial data and operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in “Item 8. Consolidated Financial Statements and Supplemental Data.” (Dollars in thousands, except share and per share data).

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
Operating Data:
Total interest income	$71,034	$73,670	$53,211	$33,373	$23,171
Total interest expense	37,426	41,265	26,481	14,593	8,029

Net interest income	33,608	32,405	26,730	18,780	15,142
Provision for loan losses	7,075	3,090	2,655	2,515	1,190

Net interest income after provision	26,533	29,315	24,075	16,265	13,952
Non-interest income	5,651	5,249	3,821	2,982	3,190
Non-interest expense	27,783	24,068	19,110	13,023	11,863

Income before income taxes	4,401	10,496	8,786	6,224	5,279
Provision for income taxes	414	3,058	2,616	1,719	1,474

Net income (loss)	3,987	7,438	6,170	4,505	3,805
Less preferred stock dividends	(142)	—	—	—	—

Net income available to common shareholders	$3,845	$7,438	$6,170	$4,505	$3,805

Per Share Data: (6)
Earnings per share - basic	$0.53	$1.08	$1.09	$0.94	$0.79
Earnings per share - diluted	0.52	1.05	1.04	0.88	0.75
Cash dividends paid per common share	0.20	0.18	0.15	0.12	0.10
Market price
High	16.92	21.00	18.58	17.65	13.43
Low	7.01	15.60	15.43	12.42	11.31
Close	7.46	16.91	18.58	16.86	13.09
Tangible book value per common share	$12.62	8.30	6.92	6.18	5.35

Weighted average shares outstanding:
Basic	7,322,723	6,865,204	5,658,196	4,798,869	4,788,713
Diluted	7,396,170	7,088,218	5,957,478	5,093,327	5,099,679
Year-end shares outstanding	7,350,029	7,257,532	6,709,007	4,804,748	4,785,754

Selected Year-End Balance Sheet Data:
Total assets	$1,572,876	$1,130,112	$951,731	$594,550	$497,549
Loans	1,007,788	932,562	774,664	499,247	420,838
Allowance for loan losses	13,210	11,784	10,400	6,140	5,361
Goodwill	26,129	26,129	26,129	3,423	3,423
Deposits	1,146,013	855,130	786,777	490,892	391,480
Short-term borrowings	194,143	80,928	4,673	7,061	28,275
Long-term debt	105,713	101,713	81,713	59,496	45,496
Shareholders’ equity	120,680	86,392	72,523	33,114	29,037

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Average Balances:
Total assets	$1,227,246	$1,041,018	$747,997	$549,654	$442,087
Loans, including loans held for sale	981,069	849,271	615,689	454,395	365,377
Total interest-earning assets	1,116,766	943,756	685,981	503,013	408,385
Deposits, interest-bearing	890,058	782,755	564,084	404,384	321,590
Total interest-bearing liabilities	1,063,171	891,695	643,325	475,254	378,563
Shareholders’ Equity	86,858	76,065	48,949	31,061	28,011

Selected Performance Ratios:
Return on average assets	0.32%	0.71%	0.82%	0.82%	0.86%
Return on average equity	4.59%	9.78%	12.60%	14.50%	13.58%
Net interest spread (1)	3.00%	3.34%	3.82%	3.75%	3.72%
Net interest margin (2)	3.17%	3.60%	4.08%	3.92%	3.87%
Non-interest income to total revenue (5)	14.39%	13.94%	12.51%	13.70%	17.40%
Non-interest income to average assets	0.46%	0.50%	0.51%	0.54%	0.72%
Non-interest expense to average assets	2.26%	2.31%	2.55%	2.37%	2.68%
Efficiency ratio (7)	70.77%	63.92%	62.55%	59.84%	64.71%
Dividend payout ratio	38.09%	16.61%	13.34%	12.43%	12.84%

Asset Quality Ratios:
Nonperforming loans to period-end loans	1.32%	0.39%	0.16%	0.37%	0.08%
Allowance for loan losses to period-end loans	1.31%	1.26%	1.34%	1.23%	1.27%
Allowance for loan losses to nonperforming loans	99.18%	327.42%	839.39%	335.70%	1614.76%
Nonperforming assets to total assets (3)	1.17%	0.54%	0.24%	0.45%	0.18%
Net loan charge-offs to average loans	0.58%	0.20%	0.20%	0.38%	0.12%

Capital Ratios: (4)
Total risk-based capital	11.46%	10.31%	10.23%	11.27%	10.79%
Tier 1 risk-based capital	9.60%	8.26%	8.00%	8.61%	9.55%
Leverage ratio	8.44%	7.40%	7.40%	7.92%	8.66%
Equity to assets ratio	7.67%	7.64%	7.62%	5.57%	5.84%
Tangible equity to assets ratio	6.01%	5.28%	4.77%	5.01%	5.16%

Other Data:
Number of full service banking offices	15	14	13	8	7
Number of limited service offices	1	1	1	2	3
Number of full time equivalent employees	221	218	196	140	122

(1)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.
(3)	Nonperforming assets consist of non-accrual loans, restructured loans, and real estate owned, where applicable.
(4)	Capital ratios are for the bank.
(5)	Total revenue consists of net interest income and non-interest income.
(6)	All per share data has been restated to reflect the dilutive effect of a 25% stock dividend distributed in 2007 and a 25% stock dividend paid in 2005.
(7)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in understanding and evaluating of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report. Additional discussion and analysis related to fiscal 2008 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, respectively.

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

EXECUTIVE SUMMARY

Your Company faced a number of significant challenges in 2008 and 2007 that exceeded those typical in our industry, some attributable to macro-economic and industry conditions, while others related to management initiatives to build infrastructure to support and fuel our growing company.

Capital and the Capital Purchase Program: Since April 3, 2003, either the Bank or the Company has accessed the capital markets on five different occasions, raising a total of $31 million in regulatory capital. In the second quarter of 2008, the capital markets that had historically been very receptive to affordably priced issuances from healthy financial institutions were no longer functioning. The Company was forced to support all additional growth opportunities from internally generated capital through the retention of earnings, or raise capital at highly dilutive levels. The cost of growth had increased significantly at a time when the economy needed all banks to be providing credit to their local communities.

Once the TARP Capital Purchase Program was announced, we were among the first to apply, concluding that the Capital Purchase Program gave us the opportunity to raise capital quickly, at low cost, with little shareholder dilution, and continue to support the credit needs of our communities. And as we stated in our December 8, 2008 press release announcing our receipt of $31.26 million of Capital Purchase Program funds, we considered it our responsibility to participate, rewarding the taxpayers of our communities with an even healthier, more highly capitalized company, better enabling us to serve our customers and communities with access to affordable and reasonably underwritten consumer and commercial credit, supporting economic growth in our communities with loans to creditworthy businesses, and supplying affordable financing to individuals at a time when secondary markets remain in turmoil.

Of the total $31.26 million Capital Purchase Program funds, $7 million was applied immediately to repayment of borrowings outstanding under a $20 million line of credit with a Georgia-based financial institution, a line of credit we had drawn upon earlier in the year as a source of bank capital contributions at a time when capital markets were closed and not functioning. Outstanding borrowings under the line of credit were paid down from $7.5 million to $500,000 on December 5, 2008. Another $22 million of the Capital Purchase Program funds were contributed to the Bank as additional equity capital. The remaining funds, approximately $2 million, were retained by the Company for general corporate purposes.

The additional capital provided by the Capital Purchase Program has enhanced the Company’s ability to fund responsible lending and has enabled the Company to better satisfy the credit needs of households and businesses in our markets. The first program we initiated after receiving Capital Purchase Program funds is our Builder Participation Program. This Program makes available up to $100 million of in-house credit to qualified buyers who purchase residential housing inventory currently being financed as part of our residential construction loan portfolio. With the secondary mortgage market functioning inefficiently, we have increased our in-house commitment to fill the credit vacuum, providing builders in our market with a source of qualified buyers and making affordable and rational credit more readily accessible. The Builder Participation Program is a major commitment on our part to help stabilize the housing market in our communities and provide credit locally. To date, $5.9 million of affordable mortgage loans have been provided under the Builders Participation Program.

In early November of 2008, after filing our application to receive CPP Funds, management began implementing a strategy to deploy the capital funds from the Capital Purchase Program into government agency mortgage-backed securities, well before rates in this sector began to decline due to aggressive purchases by the Federal Reserve, by the Treasury Department, and by other community banks seeking to leverage their new Capital Purchase Program funds. That strategy resulted in the Company purchasing $265 million of FNMA and FHLMC sponsored mortgage-backed securities in November and December of 2008, and an additional $50 million of bank-qualified municipal government securities. The weighted average tax equivalent yield on these investments was 5.70%.

In conjunction with the Board, management chose to fund these investment purchases primarily through overnight advances from the FHLB Atlanta. This funding strategy accomplished two objectives. It provided a natural hedge to the Bank’s prime-based loan portfolio. When the Federal Reserve cut benchmark rates by 75 basis points in December, the spread on the leverage transaction widened by 75 basis points at the same time the yield on our prime based loan portfolio declined by 75 basis points. In addition, it provided more time for the longer term funding levels to decline before matching the terms of the expected cash flows from the investment assets and funding liabilities.

At year end, the Company had $180 million borrowed overnight at the FHLB Atlanta. In the first quarter of 2009, these borrowings were repaid from the proceeds of an alternative funding vehicle with a five year fixed effective cost of 2.95%.

Interest Rate Impact: Due to a protracted period of Federal Reserve cuts to short-term benchmarks, our Company has been challenged with shrinking net interest margins over the past 24 months. The Company’s net interest margin has declined gradually over this two year period from 4.09% during the fourth quarter of 2007, to 3.02% during the fourth quarter of 2008. We believe, with the Federal Funds target at 0.25%, and the prime rate at 3.25%, the chances for further cuts to these benchmarks are minimal. Therefore, with most of the repricing pressure on the asset side of the balance sheet occurring over the past two years, we enter 2009 with $720 million of time deposits with an average cost of 3.26% that will be maturing over the coming twelve months. If rates stay at current levels, these time deposits could reprice downward in excess of 1.00% on average, and provide a reversal of the recent trend on net interest margin.

Credit Quality: Even though we operate in one of the most historically stable real estate markets in the southeast, we are prudently and continuously evaluating our policies, procedures, and portfolio mix, especially in this very challenging economy, both overall and in the real estate sector. We fully understand we are in the business of managing risk, and while current conditions have heightened risk greatly within our industry, we are bracing and fortifying the resources within our Company to better manage this risk.

Despite our heightened internal focus on credit quality, net charge-offs for 2008 were 0.58%, significantly above the 0.20% reported in both 2007 and 2006. In addition to higher charge-offs, the Company also experienced a significant increase in the level of non-performing assets, increasing to 1.17% as a percentage of total assets at year end versus 0.54% a year earlier. The majority of the Company’s non-performing assets are real estate related. Net charge-offs for the year were as follows: Real estate term loans, $1.3 million, Real estate construction and development, $1.7 million, and commercial and industrial, $2.5 million. With further economic slowdowns in our markets, we anticipate continued pressure on each of these sectors in 2009.

Growth, Expansion, and Funding Trends. For the first time in this decade, 2008 marked the first year that we had not entered into a new banking market. As opposed to expanding our footprint, we chose to expand within our current footprint by opening a second full-service office in High Point, and beginning the construction of a permanent banking office for our North Davidson operation. The new High Point office is centrally located between our three Greensboro offices, our existing High Point office, and our offices in Oak Ridge and Kernersville.

The North Davidson office has been the model office for future expansion efforts. This office has a very strong team of bankers, and has a very balanced blend of commercial and consumer customers. This office has also been the most balanced in terms of deposit and loan growth of any of our recent branch openings.

Trends. Beginning in 2003, the Company began expanding our footprint into new markets using loan production offices as an entry vehicle. Loan production offices were opened in High Point in the second quarter of 2003, and in Salisbury in the fourth quarter of 2003. Each of these offices was successful in growing their respective loan portfolios to over $100 million in loans outstanding, and both have since been converted into full-service offices. With the success of the loan production office model, the Company opened loan production offices in the cities of Winston-Salem and Harrisburg, North Carolina in 2004 and 2005. With deposit rates on the rise, and the value of core deposits increasing, our strategy shifted more towards an expansion strategy that targeted a greater balance from a deposit and loan growth perspective. This prompted the entry into the Greensboro market with the acquisition of SterlingSouth Bank in July of 2006, and the opening of the North Davidson office. SterlingSouth had relied primarily on local deposits to fund its growth, thus providing our Company with an equal balance of both deposits and loans in the Greensboro market.

In early 2007, it became evident that the flat yield curve and growing credit concerns in our industry would make 2007 and 2008 two of the most difficult years our industry has faced in well over a decade. We chose to retract our expansion efforts in favor of focusing internally on our credit quality, as well as controls and procedures surrounding the credit approval and review functions. In late 2007, with the residential real estate market no longer a sector deemed to be favorable for growth, we turned to an opportunity in the Lake Norman/Mooresville market to hire a team of seasoned bankers whose expertise was in the commercial real estate area. In 2008, we expanded within our current footprint by opening a second full-service office in High Point, and began the construction of a permanent banking office for our North Davidson operation. In addition, with the increasing importance of core deposits to our franchise, in 2008 we greatly increased our investment in the retail and commercial branch support and sales staffs, and the treasury services support and sales platforms. We will continue to evaluate opportunities that arise, and utilize either the full-service office or the loan production vehicle as entries into attractive markets as deemed appropriate.

The Company’s loan portfolio has more than tripled from the $303.7 million reported on December 31, 2003, to December 31, 2008, when total loans were $1.0 billion. In this five-year period, short-term rates have been quite volatile. Management has made a conscious effort to pursue variable rate lending when short-term rates are at historically low levels, then as rates rise we have transitioned the mix of variable to fixed back towards a more balanced portfolio. To accomplish this objective during the most recent Federal Reserve tightening, we utilized $55.0 million of interest rate swaps. The use of swaps was deemed to be a much more efficient vehicle for balancing the Company’s variable to fixed loan rate ratio, and ultimately provided a higher blended fixed rate than was available in our markets at the time on larger loan relationships.

Over the same time period, management has utilized the wholesale CD markets to attract and lock in funding at terms that meet our current asset-liability management objectives. When rates were at historically low levels in 2003 and 2004, we extended our offerings and were able to raise funding in the 18 month to 60 month maturity time periods. During the recent peak and subsequent decline, management has utilized shorter terms through the wholesale network to reduce the average maturity of our time deposit portfolio, thus providing a faster reset on the overall portfolio. As illustrated in the table below, management has begun extending the average term of the time deposit portfolio in this low rate environment, choosing to select terms of less than twelve months, and terms of three years or longer.

BNC Bancorp

Time Deposits: Weighted Average Remaining Term of Portfolio (in months)

	At the Year Ended December 31,
	2008	2007	2006	2005	2004
Total CD’s	$900,776	$570,682	$531,221	$319,116	$205,676
Weighted Average Coupon	3.26%	4.84%	4.75%	3.72%	2.46%
Weighted Average Remaining Term	8.89	7.58	9.66	14.55	12.00

During 2005 and 2006, the Company executed $55.0 million (notional) of swap transactions whereby we pay prime rate variable and received a blended fixed rate of 7.85% for a weighted average period of slightly less than five years. This strategy helped to bring our portfolio into a better balance between fixed and variable, and helped provide protection to declining rates. Currently, these swaps have an average remaining life of around 2.1 years. This effectively turned the interest stream on $55.0 million of our prime-based loan portfolio into a fixed interest stream at 7.85%. With the prime rate having declined by 500 basis points over the past two years, these swap transactions are performing as intended.

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

When the credit and liquidity markets encountered troubles mid-year of 2007, the Federal Reserve started what has become an aggressive and protracted 500 basis point easing of short-term rates. The impact of this easing, along with a shift in focus of the larger money center banks away from the debt markets and into the CD markets has created additional downward pressure on our Company’s and the industry’s net interest margin. Due to this protracted period of Federal Reserve cuts to short-term benchmarks, our Company has been challenged with shrinking net interest margins over the past 24 months. The Company’s net interest margin has declined gradually over this two year period from 4.09% during the fourth quarter of 2007, to 3.02% during the fourth quarter of 2008. We believe, with the Federal Funds target at 0.25%, and the prime rate at 3.25%, the chances for further cuts to these benchmarks are minimal. Therefore, with most of the repricing pressure on the asset side of the balance sheet occurring over the past two years, we enter 2009 with $720 million of time deposits with an average cost of 3.26% that will be maturing over the coming twelve months. If rates stay at current levels, these time deposits could reprice downward in excess of 1.00% on average, and provide a reversal of the recent trend on net interest margin.

With assets growing at an accelerated rate over the past five years, it was imperative that part of our ongoing strategic plan be devoted to capital planning. As noted in prior reports, the Company has utilized alternative forms of regulatory capital to supplement our shareholders’ equity in order to remain well capitalized for regulatory purposes. The Company has issued four blocks of 30 year variable rate junior subordinated debentures to its wholly owned capital trusts: $5.2 million in April of 2003 priced at 3 month LIBOR + 3.25%; $6.2 million in March of 2004 priced at 3 month LIBOR + 2.80%; $5.2 million in September of 2004 priced at 3 month LIBOR + 2.40%; and $7.2 million in September of 2006 priced at 3 month LIBOR + 1.70%. These debentures fully and unconditionally guarantee the preferred securities issued by the trusts. These debentures are classified as long-term debt on our Company’s financial statements. In addition, during the second quarter of 2005, the Bank issued $8.0 million of subordinated debentures priced at 3 month LIBOR + 1.80%, which is classified as Tier II capital for regulatory purposes.

In the second quarter of 2008, the capital markets that had historically been very receptive to affordably priced issuances of regulatory capital outline above from healthy financial institutions were no longer functioning. The Company was forced to support all additional growth opportunities from internally generated capital through the retention of earnings, or raise capital at highly dilutive levels. The cost of growth had increased significantly at a time when the economy needed all banks to be providing credit to their local communities.

Once the TARP Capital Purchase Program was announced, we were among the first to apply, concluding that the Capital Purchase Program gave us the opportunity to raise capital quickly, at low cost, with little shareholder dilution, and continue to support the credit needs of our communities. And as we stated in our December 8, 2008 press release announcing our receipt of $31.26 million of Capital Purchase Program funds, we considered it our responsibility to participate, rewarding the taxpayers of our communities with an even healthier, more highly capitalized company, better enabling us to serve our customers and communities with access to affordable and reasonably underwritten consumer and commercial credit, supporting economic growth in our communities with loans to creditworthy businesses, and supplying affordable financing to individuals at a time when secondary markets remain in turmoil.

Of the total $31.26 million Capital Purchase Program funds, $7 million was applied immediately to repayment of borrowings outstanding under a $20 million line of credit with a Georgia-based financial institution, a line of credit we had drawn upon earlier in the year as a source of bank capital contributions at a time when capital markets were seized up and not functioning. On December 5, 2008 when the Company received the CPP Funds, the outstanding borrowings under the line of credit were paid down from $7.5 million to $500,000. Another $22 million of the Capital Purchase Program funds were contributed to the Bank as additional equity capital. The remaining funds, approximately $2 million, were retained by the Company for general corporate purposes.

During 2008 total shareholders’ equity increased by $34.3 million, or 39.7%. The largest component of the increase was the $31.26 million in capital funds obtained through the Capital Purchase Program. The Company reported net income of $3.99 million, accrued dividends on the CPP capital of $112,000, and declared cash dividends of $1.8 million during 2008. The Company and the Bank are subject to minimum capital requirements. The Company repurchased 39,598 shares in 2008 as part of the stock repurchase plan approved by the Board of Directors. All capital ratios continue to place the Bank in excess of the minimum required to be deemed a “well-capitalized” bank by regulatory measures.

The Bank continually monitors liquidity levels in relation to the market conditions, and adjusts levels to what we deem to be an appropriate level for the current operating environment. Historically, liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks, investment securities available for sale and FHLB stock, have been managed towards a target of 10% of total assets. At the end of 2007, liquid assets totaled $115.0 million, or 10.2% of total assets. With debt markets becoming less liquid, unsecured credit availability through correspondents less reliable, and customers shifting funds to maximize their FDIC insurance protection, management began building the levels of liquid assets throughout the second half of 2008.

During the fourth quarter, in anticipation of receiving the CPP capital funds, management began implementing a strategy to deploy these capital funds into government agency mortgage-backed securities, well before rates in this sector began to decline due to aggressive purchases by the Federal Reserve, by the Treasury Department, and by other community banks seeking to leverage their new Capital Purchase Program funds. That strategy resulted in the Company purchasing $265 million of FNMA and FHLMC sponsored mortgage-backed securities in November and December of 2008, and an additional $50 million of bank-qualified municipal government securities. The tax equivalent yield on these investments were 5.70%. With $179.6 million being funded by advances at the FHLB, which requires collateral, and the remainder funded by wholesale CD’s, which do not require collateral, we were able to increase unencumbered liquid assets by over $130 million through this process. At year end 2008, the Company had liquid assets of $472.8 million, with $275 million unpledged and available to meet short-term liquidity needs.

Net Interest Margin Trends. Bank earnings are principally driven on the spread between the yield on earning assets and the costs associated with funding these assets. While most funding is generally short-term in nature, approximately half of our earning assets have terms that stretch from 12 months to 60 months. The additional risk premium associated with extending asset maturities above those on the funding side has historically served to enhance the bank’s net interest margin. When the credit and liquidity markets encountered troubles mid-year of 2007, the Federal Reserve started what has become an aggressive and protracted 500 basis point easing of short-term rates. The impact of this easing, along with a shift in focus of the larger money center banks away from the debt markets and into the CD markets has created additional downward pressure on our Company’s and the industry’s net interest margin. Due to this protracted period of Federal Reserve cuts to short-term benchmarks, our Company has been challenged with shrinking net interest margins over the past 24 months. The Company’s net interest margin has declined gradually over this two year period from 4.09% during the fourth quarter of 2007, to 3.02% during the fourth quarter of 2008. We believe, with the Federal Funds target at 0.25%, and the prime rate at 3.25%, the chances for further cuts to these benchmarks are minimal. Therefore, with most of the repricing pressure on the asset side of the balance sheet occurring over the past two years, we enter 2009 with $720 million of time deposits with an average cost of 3.26% that will be maturing over the coming twelve months. If rates stay at current levels, these time deposits could reprice downward in excess of 1.00% on average, and provide a reversal of the recent trend on net interest margin.

In 2008, the Company reported total loan growth of over $75.2 million. During the year, variable-rate loans increased by $34.7 million, while fixed-rate loans increased by $40.5 million. After accounting for the $55.0 million in fixed for prime swaps outstanding, the ratio of fixed to variable rate loans ended the year at 52.0% fixed and 48.0% variable, compared to one year ago when the ratios were virtually identical at 51.9% and 48.1%, respectively.

The funding for the loan growth in 2007 and 2008 was heavily dependent on wholesale funds; unlike in 2006 and 2005 when funding came primarily from the local and wholesale CD markets. With CD rates above the 5% threshold for much of 2006 and 2007, the competition for core deposits were magnified. In 2005, when our targeted terms for new funding changed to 15 months or less, we were able to tap our local markets and generate local deposit growth, primarily with terms of eight months to 13 months. This local deposit growth was led by the opening of our full-service office in High Point in the first quarter, and the expanded awareness of our Salisbury office during the second half of 2005. When local deposit growth was not sufficient to meet short-term funding requirements, we continued to use the wholesale markets to acquire (or to obtain) funding with terms of six months to 24 months. In 2006, with core deposit rates being at a steep discount to wholesale funding, we made an even greater effort to grow our core deposit base through aggressive calling efforts, acquisition, and expansion of our deposit gathering locations. In 2006, core deposits (excludes time deposits) grew approximately $88 million, of which $59 million was from the SterlingSouth acquisition and $29 million was from organic growth. In 2007 and 2008, with competition for core deposits intensifying, much of the funding during this period was derived from the wholesale CD market. Due to the availability of funds and a wide range of terms available in the wholesale CD market, the Bank grew out-of-market time deposits by $328.5 million in 2008, compared to a growth in that sector of $25.1 million in 2007. Approximately $85 million of this growth in out of market time deposits funded the highly liquid securities purchases in the fourth quarter of 2008. Certificates of deposit of $100,000 or more represented 59.1% and 48.9%, respectively, of the Bank’s total deposits at December 31, 2008 and 2007. At December 31, 2008 and 2007, the Company had $629.8 million and $301.3 million in wholesale time deposits, respectively. With many of the national and regional banks having liquidity challenges during the second half of 2008, deposit rates in our local markets were at times up to 100 basis points higher than comparable terms in the wholesale markets, making the efficient pricing, and a broad selection of terms an effective management and funding tool.

As management and the Board looks ahead to 2009, it is uncertain how long and at what pace the economic slowdown will persist, and what the impact future movements in interest rates or fiscal policies will have on the slope of the yield curve. We are positioning our balance sheet and interest income stream to partially participate in future rate moves, while reducing our exposure to pronounced movements in rates in either direction. Management believes these strategic initiatives now in place are a prudent way to protect the long-term income stream of our Company.

FINANCIAL CONDITION

DECEMBER 31, 2008 AND 2007

The most significant factor affecting the Company’s financial condition in 2008 was the broad economic slowdown in both the real estate sector and the general economy in our state and local communities. The challenges posed by a soft real estate sector, coupled with a broad based economic slowdown, have put pressure on the credit quality of both our Company and our entire industry. With non-performing assets and net charge-offs increasing, and the availability of new affordable capital through outside sources at a minimum, the Company began slowing growth late in the second quarter of 2008.

In the fourth quarter, the Treasury announced the Capital Purchase Program that was to provide an affordable capital option to healthy banks to insure that banks continued to remain sound, and had the necessary capital to continue to provide affordable credit to their markets. On December 5, 2008, the Company received $31.26 million of Capital Purchase Program funds, $7 million was applied immediately to repayment of borrowings outstanding under a $20 million line of credit with a Georgia-based financial institution, a line of credit we had drawn upon earlier in the year as a source of bank capital contributions at a time when capital markets were seized up and not functioning. Outstanding borrowings under the line of credit were paid down from $7.5 million to $500,000 on December 5, 2008. Another $22 million of the Capital Purchase Program funds were contributed to the Bank as additional equity capital. The remaining funds, approximately $2 million, were retained by the Company for general corporate purposes.

During the fourth quarter, in anticipation of receiving the CPP capital funds, management began implementing a strategy to deploy these capital funds into government agency mortgage-backed securities, well before rates in this sector began to decline due to aggressive purchases by the Federal Reserve, by the Treasury Department, and by other community banks seeking to leverage their new Capital Purchase Program funds. That strategy resulted in the Company purchasing $265 million of FNMA and FHLMC sponsored mortgage-backed securities in November and December of 2008, and an additional $50 million of bank-qualified municipal government securities. The tax equivalent yield on these investments were 5.70%. With $179.6 million being funded by advances at the FHLB, which requires collateral, and the remainder funded by wholesale CD’s, which do not require collateral, we were able to increase unencumbered liquid assets by over $130 million through this process. At year end 2008, the Company had liquid assets of $472.8 million, or 30.1% of total assets, with $275 million unpledged and available to meet short-term liquidity needs.

Total loans increased by $75.2 million in 2008, with this increase composed principally of an increase of $69.5 million in loans secured by real estate other than construction, an increase of $21.3 million in loans secured by construction purpose real estate and a decrease of $5.1 million in commercial and industrial loans. During 2008, while the outstanding balance on loans secured by construction purpose real estate increased, the total amount of committed exposure (outstanding plus undrawn commitments) on projects underwritten and closed prior to December 31, 2007, declined by $93.6 million. The Company has actively and aggressively reduced the overall exposure to the acquisition, development and construction sector during 2008. New originations in this area during 2008 carried much higher credit standards for liquidity, contingencies, net worth, loan-to-value and management expertise.

The Bank continually monitors liquidity levels in relation to the market conditions, and adjusts levels to what we deem to be an appropriate level for the current operating environment. Historically, liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks, investment securities available for sale and FHLB stock, have been managed towards a target of 10% of total assets. At the end of 2007, liquid assets totaled $115.0 million, or 10.2% of total assets. With debt markets becoming less liquid, unsecured credit availability through correspondents less reliable, and customers shifting funds to maximize their FDIC insurance protection, management began building the levels of liquid assets throughout the second half of 2008.

The Bank, as a member of the FHLB, had an investment of $13.4 million in FHLB stock at December 31, 2008. During the first quarter of 2009, the Bank has repaid overnight advances with the FHLB, and reduced the stock investment to $5.3 million. This action was taken in advance of a growing concern that this investment may ultimately be considered impaired or be a non-performing asset for an undeterminable period. The Bank’s investment in premises and equipment increased by $2.7 million; primarily as a result of the addition of our second full-service office in High Point and the construction costs associated with the North Davidson facility scheduled for completion in the second quarter of 2009. At December 31, 2008, the Company has goodwill of $26.1 million that is not amortizable. At December 31, 2008, the core deposit intangibles associated with acquisitions amounted to $1.8 million.

Funding to support higher total assets held at year-end was provided by an increase of $290.9 million in deposit accounts, an increase of $113.2 million in short-term borrowings, and an increase of $4.0 million in long-term debt. The increase in deposit accounts was due to an increase of $330.1 million in certificates of deposit. Large denomination certificates of deposit increased by $259.3 million in 2008, with virtually all of the growth coming from additional wholesale sources. At year-end 2008, the Bank had $677.8 million in large denomination certificates of deposit obtained through the wholesale markets, compared to $301.3 million at the end of 2007. These certificates had maturities ranging from six months to five years at rates at or below those being quoted in the local markets at the time of closing. Smaller denomination time deposits, which come primarily from within our local markets, increased by $70.8 million. Included in short-term borrowings was $500,000 outstanding on a $20 million line of credit to the Company, which has been drawn up to $7.5 million to increase the Company’s equity investment in and augment capital levels of the Bank.

During 2008 total shareholders’ equity increased by $34.3 million, or 39.7%. The largest component of the increase was the $31.26 million in capital funds obtained through the Capital Purchase Program. The Company reported net income of $3.99 million, accrued dividends on the CPP capital of $112,000, and declared cash dividends of $1.8 million during 2008. The Company and the Bank are subject to minimum capital requirements. The Company repurchased 12,000 shares in 2008 as part of the stock repurchase plan approved by the Board of Directors. All capital ratios continue to place the Bank in excess of the minimum required to be deemed a “well-capitalized” bank by regulatory measures.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008 AND 2007

Overview. The Company reported net income of $3.99 million and net income available to common shareholders of $3.85 million, or $0.52 per diluted share for the year ended December 31, 2008, as compared with net income of $7.44 million, or $1.05 per diluted share for 2007. Net interest income increased by $1.2 million, or 3.7%, in 2008, while non-interest income increased by $402,000, or 7.7%. The increases in income are less than the $3.7 million increase in non-interest expenses, which totaled $27.8 million in 2008 as compared with $24.1 million in 2007.

The most significant factors affecting the Bank’s performance in 2008 was a further decline in the Company’s net interest margin from 3.60% to 3.17%, an increase in credit losses which resulted in the provision for loan losses increasing from $3.1 million in 2007 to $7.1 million in 2008. Operating expenses were higher in 2008 compared to 2007, primarily due to a $625,000 one-time separation from employment settlement with one of our former executive officers, the opening of our second High Point office, operating the Harrisburg full service office for a full year, a $395,000 increase in FDIC insurance premiums, and the additional cost associated with a 34% increase in deposits and an 8% increase in loans.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2008 and 2007, average interest-earning assets were $1.12 billion, and $943.8 million, respectively. During these same years, the Bank’s tax effected net yields on average interest-earning assets were 3.17% and 3.60%, respectively. The decrease in the net interest margin from 2007 to 2008 was due primarily when the Federal Reserve began aggressively reducing short-term rates in the second half of 2007. Over an 18 month period, the Federal Reserve dropped the short-term benchmark rates by 500 basis points, while much of the deposit funding cost declined by considerably less, resulting in an 18 month downward trend in net interest margin.

Table 2 and Table 3 following this discussion, “Average Balances and Net Interest Income” and “Volume and Rate Analysis,” respectively, presents an analysis of the Bank’s net interest income and rate/volume activity for 2008 and 2007.

As described above, the primary component of earnings for the Bank is net interest income. Net interest income increased to $33.6 million for the year ended December 31, 2008, a $1.2 million or 3.7% increase from the $32.4 million earned in 2007. Total interest income benefited from strong growth in the level of average earning assets which offset the marked decline in the Company’s net interest margin. Average total interest-earning assets increased $173.0 million, or 18.3%, during 2008 as compared to 2007, while the average yield decreased by 145 basis points from 7.97% to 6.52%. Average total interest-bearing liabilities increased by $171.5 million, or 19.2%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 111 basis points from 4.63% to 3.52%. With the yield on earning assets declining by 34 basis points more than the cost on funding, the Bank’s net interest margin decreased by 43 basis points. For the year ended December 31, 2008 the net interest margin was 3.17%, while for the year ended December 31, 2007, the net interest margin was 3.60%.

Provision for Loan Losses. The Bank recorded a $7.1 million provision for loan losses in 2008, representing an increase of $4.0 million from the $3.1 million provision made in 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2008 and 2007 the provision for loan losses was made principally in response to growth in loans and to cover net charge-offs. Net loan growth totaled $73.8 million in 2008 and $156.5 million in 2007. The allowance for loan losses, as a percentage of loans outstanding, increased from 1.26% at the beginning of 2008 to 1.31% at the end of the year. At December 31, 2008, the allowance for loan losses was $13.2 million, an increase of $1.4 million, or 12.1% from the $11.8 million at the end of 2007. At December 31, 2008, the Bank had $13.3 million in nonaccrual and restructured loans compared to $3.6 million at the end of 2007. The nonaccrual balance at December 31, 2008 has been written down to a balance that management believes is collectible under current market conditions. Net loan charge-offs for 2008 were $5.7 million or 0.58% of average loans outstanding during the year. Net charge-offs for 2007 were $1.7 million, resulting in a 0.20% ratio of average loans outstanding for the year.

Non-Interest Income. Non-interest income increased to $5.6 million for the year ended December 31, 2008 as compared with $5.2 million for the year ended December 31, 2007, an increase of $402,000 or 7.7%. The increase resulted from securities gains of $223,000 in 2008, and a $210,000 increase in cash surrender value of life insurance. The fee income from the Company’s mortgage origination unit decreased in 2008 by $56,000, while service charges on deposits and other services increased by $111,000, or 3.8%. Table 4 following this discussion presents a comparative analysis of the components of non-interest income.

Non-Interest Expenses. Non-interest expenses totaled $27.8 million for the year ended December 31, 2008, an increase of $3.7 million over the $24.1 million reported for 2007. Substantially all of this increase resulted from the Bank’s growth and development during 2008 and 2007, including the expanded staffing of several offices, a $625,000 one-time separation from employment settlement with one of our former executive officers, the opening of our second High Point office, operating the Harrisburg full service office for a full year, a $395,000 increase in FDIC insurance premiums, and the additional cost associated with a 34% increase in deposits and an 8% increase in loans. Personnel costs increased by $1.6 million, or 10.6%, with the $625,000 one time employment separation charge accounting for 39% of the increase. Included in this increase in personnel costs were the effects of the adoption of accounting for post retirement split dollar expense, which added $142,000 in 2008, whereas there was no such expense in 2007. Table 5 following this discussion presents a comparative analysis of the components of non-interest expenses.

Income Taxes. The provision for income taxes of $414,000 in 2008 and $3.1 million in 2007 represents 9.4% and 29.1%, respectively, of income before income taxes. These effective rates are lower than the blended federal/North Carolina statutory rate of 38.55% principally due to tax-exempt income from municipal bonds and bank-owned life insurance.

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

LIQUIDITY

The Bank’s sources of funds are deposits, cash and demand balances due from other banks, interest-earning deposits in other banks and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2008, the Bank had credit availability with the FHLB of approximately $393.9 million, with $253.6 million outstanding.

Total deposits were $1.15 billion and $855.1 million at December 31, 2008 and 2007, respectively. As a result of the Company’s loan growth exceeding local deposit growth, the Bank utilized its wholesale funding sources, such as borrowings from the FHLB and correspondent banks and the wholesale CD market. Due to the availability of funds and a wide range of terms available in the wholesale CD market, the Bank grew out-of-market time deposits by $328.5 million in 2008, compared to a growth in that sector of $25.1 million in 2007. At December 31, 2008 and 2007, time deposits represented 78.6% and 66.7%, respectively, of the Company’s total deposits. Certificates of deposit of $100,000 or more represented 59.1% and 48.9%, respectively, of the Bank’s total deposits at December 31, 2008 and 2007. At December 31, 2008 and 2007, the Company had $629.8 million and $301.3 million in wholesale time deposits, respectively. With many of the national and regional banks having liquidity challenges during the second half of 2008, deposit rates in our local markets were at times up to 100 basis points higher than comparable terms in the wholesale markets. While our first choice is always to raise funds in our local markets, with this substantial pricing disparity, management chose to utilize the wholesale CD markets much more in 2008. Management believes that most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity. While the Company has utilized wholesale CD’s and overnight advances from the FHLB as its primary funding source during 2008, these sources are not unlimited, and therefore may not be available to fund future growth in 2009 and beyond.

Management anticipates that the Bank will rely primarily upon wholesale funding sources, customer deposits, loan repayments and current earnings to provide liquidity, fund loans and to purchase securities. Securities will be primarily issued by the federal government and its agencies, municipal securities and agency sponsored mortgage-backed securities.

In the normal course of business there are various outstanding contractual obligations of the Bank that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6 following this discussion, “Contractual Obligations and Commitments”, summarizes the Bank’s contractual obligations and commitments as of December 31, 2008.

CAPITAL RESOURCES

At December 31, 2008 and 2007, the Company’s tangible shareholders’ equity totaled $92.7 million and $58.2 million, respectively. The Company’s tangible equity to asset ratio on those dates was 5.90% and 5.28%, respectively. These ratios are above regulatory minimums necessary to be classified as well-capitalized.

During 2008 total shareholders’ equity increased by $34.3 million, or 39.7%. The largest component of the increase was the $31.26 million in capital funds obtained through the Capital Purchase Program. The Company reported net income of $3.99 million, accrued dividends on the CPP capital of $112,000, and declared cash dividends of $1.8 million during 2008. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1—DESCRIPTION OF BUSINESS” — Supervision and Regulation.”

All capital ratios place the Bank and Company in excess of the minimum required to be deemed adequately capitalized by regulatory measures. During 2002, the Bank’s Total Capital to Risk Weighted Assets ratio fell below the 10% threshold to be considered a well-capitalized institution as a result of the high concentration of cash paid in the Bank’s acquisition of a smaller community bank located in Kernersville, North Carolina. The Company’s wholly owned capital trust issued $5.0 million in trust preferred securities during the first half of 2003 to re-establish the Bank’s capital levels to well-capitalized. The Company’s capital trusts issued $7.0 million and $11.0 million of 30 year trust preferred securities during 2006 and 2004, respectively, while the Bank issued $8.0 million of subordinated debentures in 2005 to augment regulatory Tier I and Tier II capital. The Company’s Tier I Leverage ratio as of December 31, 2008 and 2007 was 8.77% and 7.25%, respectively.

Note O to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of December 31, 2008. Management expects that the Bank will remain “well-capitalized” for regulatory purposes throughout 2009, although there can be no assurance that the Bank or Company will not fall into the “adequately-capitalized” classification.

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

When suitable lending opportunities are not sufficient to utilize available funds, the Bank has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, government agency sponsored mortgage-backed securities and securities issued by local governmental municipalities. The securities portfolio contributes to the Bank’s, and thus the Company’s profits, and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, yield, liquidity, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits or as collateral for FHLB advances or borrowings through the Federal Reserve’s Discount Window.

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

Based on the results of the income simulation model as of December 31, 2008, looking forward for 12 months, the Bank would expect an increase in net interest income of $3.0 million if interest rates increase from current rates by 300 basis points and a decrease in net interest income of $4.2 million if applicable interest rates decrease from current rates by 300 basis points. However, in today’s economic environment, simulation models may not be as reliable as in the past.

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

Table 7 following this discussion, “Interest Rate Sensitivity Analysis” sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and have been placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Table 7 illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Bank is liability sensitive within twelve months, and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, the Bank expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets that are considered to be immediately sensitive. The same is true for all other interest bearing transaction accounts. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Bank places primary emphasis on its income simulation model when managing its exposure to changes in interest rates.

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

Table 9 following this discussion presents, at December 31, 2008, (i) the aggregate maturities or repricing of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature or reprice after one year.

Commercial Loans. Commercial business lending is a major focus of the Bank’s lending activities. At December 31, 2008, the Bank’s commercial and industrial loan portfolio equaled $113.8 million or 11.3% of total loans, as compared with $124.2 million or 13.3% of total loans at December 31, 2007. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by real estate, which are categorized as real estate loans. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

Real Estate Loans. Real estate loans are made for purchasing and refinancing one to four family, five or more family and commercial properties. Real estate loans also include home equity credit lines. The Bank offers fixed and adjustable rate options and provides customers access to long-term conventional real estate loans through its mortgage loan department which makes secondary market conforming loans that are originated with a commitment from a correspondent to purchase the loan within 30 days of closing.

Residential real estate loans amounted to $234.9 million and $211.6 million at December 31, 2008 and 2007, respectively. The Bank’s residential mortgage loans are generally secured by properties located within the Bank’s market area. The financing of residential properties, both 1-4 and multi-family, for rental purposes has historically been the predominant portion of the residential real estate portfolio, as Thomasville and Lexington have a high ratio of renters per capita.

Many of the residential mortgage loans that the Bank makes are originated for the account of third parties. Such loans are classified as loans held for sale in the financial statements. The Bank receives fees for each such loan originated, with such fees aggregating $783,000 for the year ended December 31, 2008 and $839,000 for the year ended December 31, 2007. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties. The Bank does not originate sub-prime mortgages, unless through a correspondent who has full underwriting authority. In these cases, since the Bank is not involved in the credit decision, there is limited exposure to defaults and buy back provisions.

Commercial real estate loans totaled $340.1 million and $293.7 million at December 31, 2008 and 2007, respectively. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Real Estate Construction Loans. Real estate loans are made for constructing one to four family and multi- family residential properties, the acquisition and development of land for the purpose of providing residential and commercial lots for sale, and the construction of commercial properties. The Bank primarily offers a variable rate options and provides customers access to short-term conventional real estate financing through a reasonable construction and development process. At December 31, 2008, the real estate construction loan portfolio was $307.2 million, which consisted of the following categories:

• Acquisition and development	$73.9 million

• Residential construction	$86.8 million

• Commercial construction	$60.7 million

• 1-4 buildable lots	$25.9 million

• Commercial buildable lots	$16.1 million

• Land held for development	$29.3 million

• Raw/Agricultural land	$14.5 million

Management closely monitors residential real estate, specifically its Acquisition, Development and Construction loans, since these loans are generally considered most vulnerable to economic downturns. We attempt to mitigate this risk by employing experienced real estate lenders, providing real estate underwriting standards within the Credit Policy Manual, engaging an outside firm to conduct ongoing credit reviews and most recently, contracting with a firm to provide quarterly real estate updates and trends for communities we have credit exposure. Most residential construction loans require full personal guarantees from the principals of the borrowing entity and maturities are typically limited to 12 months. Trends within the bank’s real estate portfolio have followed the general trends within our markets including increases in average time houses are on the market for sale and housing inventory available for sale with a slight decrease in average home prices. Increases in 2007 and 2008 non-performing assets were primarily due to specific adjustments within the real estate portfolio.

The first program we initiated after receiving Capital Purchase Program funds is our Builder Participation Program. This Program makes available up to $100 million of in-house credit to qualified buyers who purchase residential housing inventory currently being financed as part of our $86.8 million residential construction loan portfolio. With the secondary mortgage market functioning inefficiently, we have increased our in-house commitment to fill the credit vacuum, providing builders in our market with a source of qualified buyers and making affordable and rational credit more readily accessible. The Builder Participation Program is a major commitment on our part to help stabilize the housing market in our communities and provide credit locally to those buyers wishing to purchase a house in our construction portfolio. To date, $5.9 million of mortgage loans have been provided under the Builder Participation Program, reducing the residential construction portfolio by $5.0 million.

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

NONPERFORMING ASSETS

Our non-performing assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, restructured loans and loans in nonaccrual status, increased to $18.0 million, or 1.17% of total assets, at December 31, 2008 from $6.1 million, or 0.54% of total assets at December 31, 2007. This increase was primarily due to a continued softening in the real estate market, particularly in four large acquisition and development loans that were in various stages of the workout process. Our allowance for loan losses, expressed as a percentage of gross loans, was 1.31% and 1.26% at December 31, 2008 and 2007, respectively.

Table 10 following this discussion sets forth, for the periods indicated, information with respect to the Bank’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans plus loans ninety days past due and still accruing), and total nonperforming assets.

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. The Bank accounts for loans on a nonaccrual basis when it has serious doubts about the ability to collect principal or interest in full. Generally, the Bank’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Bank accrues interest on restructured loans at the restructured rates when management anticipates that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which management has serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the Bank’s allowance for loan losses. At December 31, 2008, the Bank had $13.3 million in nonaccrual and renegotiated loans, an increase from the $3.6 million at the end of 2007. There were no loans ninety-days past due and still accruing interest at the end of either 2007 or 2008. Real estate owned consists of foreclosed, repossessed and idled properties. At December 31, 2008 and 2007, there were $5.0 million and $2.5 million, respectively, in assets classified as real estate owned.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In addition, on a quarterly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from the Bank’s history of operations. In addition to the Bank’s history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2008 or 2007.

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

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some losses if the deficiencies are not corrected. A reserve range of 5%—45% is generally allocated to these loans, depending on credit quality. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% or greater is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, the Bank also categorizes loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout the Bank’s history, been the primary reason for increases in the Bank’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Bank’s major loan categories, with the concentrations of major loan categories being relatively consistent from 2000 through 2003. Over the five-year period from 2004 through 2008, there has been an increase in the concentration of real estate construction loans and real estate loans while there has been a decline in the percentage of the portfolio made up of commercial and industrial loans. This reflects the real estate lending background and experience of our lenders and the growth opportunities in the Salisbury, Harrisburg, Greensboro and High Point markets.

For the five fiscal years 2003 through 2007, the Bank’s loan loss experience has seen net loan charge-offs in each year of range from 0.09% to 0.38% of average loans outstanding. For 2008, net charge-offs were 0.58% of average loans outstanding as compared to 0.20% in the prior year. This increase in the amount of net charge-offs in 2008, compared to 2007 and historical ranges, was due primarily to a significant softening of both the local housing market and local economy, and one commercial relationship that was settled in the fourth quarter.

The Bank’s allowance for loan losses at December 31, 2008 of $13.2 million represents 1.31% of total loans outstanding, excluding loans held for sale. The Bank’s allowance for loan losses at December 31, 2007 of $11.8 million represented 1.26% of total loans outstanding, excluding loans held for sale. This increase in the allowance relative to our gross loans was primarily due to a higher level of perceived risk in this environment, and a greater amount of specific credits where impairment assessments have been assigned.

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

Furthermore, while management believes it has established the allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an adjustment to the allowance for loan losses. No regulatory agency asked for a change in our allowance for loan losses during 2008 or 2007. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Bank’s and the Company’s financial condition and results of operations.

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

INVESTMENT ACTIVITIES

The Bank’s portfolio of investment securities, all of which are available for sale, consists primarily of securities issued by government sponsored agencies, and local governmental municipalities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses, net of related taxes, reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank’s policy to classify all investment securities as available for sale, except in the case with certain corporate bond investments in other local community banks. Table 13 following this discussion summarizes securities available for sale and held to maturity.

Table 13 following this discussion summarizes the amortized costs, gross unrealized gains and losses and estimated fair values of securities available for sale at December 31, 2008, 2007 and 2006.

Table 14 following this discussion summarizes the amortized costs, fair values and weighted average yields of securities available for sale at December 31, 2008, by contractual maturity groups.

The Bank does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2008, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

SOURCES OF FUNDS

Deposit Activities. The Bank provides a range of deposit services, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. During 2008, the Bank’s deposit mix shifted more towards large denomination time deposits, primarily provided through wholesale sources. Interest bearing demand accounts decreased by $34.4 million, or 16.6%, primarily due to a shifting of large balance money market accounts to the CDARS time deposit product which provides up to $50 million in FDIC protection, or to other competitors which were offering rates significantly above the market.

Total deposits were $1.15 billion and $855.1 million at December 31, 2008 and 2007, respectively. As a result of the Company’s loan growth exceeding local deposit growth, the Bank utilized its wholesale funding sources, such as borrowings from the FHLB and correspondent banks and the wholesale CD market. Due to the availability of funds and a wide range of terms available in the wholesale CD market, the Bank grew out-of-market time deposits by $328.5 million in 2008, compared to a growth in that sector of $25.1 million in 2007. At December 31, 2008 and 2007, time deposits represented 78.6% and 66.7%, respectively, of the Company’s total deposits. Certificates of deposit of $100,000 or more represented 59.1% and 48.9%, respectively, of the Bank’s total deposits at December 31, 2008 and 2007. At December 31, 2008 and 2007, the Company had $629.8 million and $301.3 million in wholesale time deposits, respectively. With many of the national and regional banks having liquidity challenges during the second half of 2008, deposit rates in our local markets were at times up to 100 basis points higher than comparable terms in the wholesale markets. While our first choice is always to raise funds in our local markets, with this substantial pricing disparity, management chose to utilize the wholesale CD markets much more in 2008. Management believes that most other time deposits are relationship-oriented. While the Bank will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity. While the Company has utilized wholesale CD’s and overnight advances from the FHLB as its primary funding source during 2008, these sources are not unlimited, and therefore may not be available to fund future growth in 2009 and beyond.

Borrowings. Borrowings provide an additional source of funding for the Bank. The Bank may purchase federal funds through unsecured federal funds guidance lines of credit totaling $40.0 million at December 31, 2008. In addition, the Company has an unsecured line of $20 million that is available to utilize at management’s discretion. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate plus a small spread. The Bank and Company had $0 million and $500,000, respectively, outstanding on the lines of credit as of December 31, 2007. The Bank and Company had $10.8 million and $7.5 million, respectively, outstanding on the lines of credit as of December 31, 2007.

As an additional source of borrowings the Bank utilizes securities sold under agreements to repurchase, with balances outstanding of $14.0 million and $9.9 million at December 31, 2008 and 2007, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by securities issued by local governmental municipalities.

The Bank also uses advances from the FHLB of Atlanta under a line of credit equal to 30% of the Bank’s total assets, subject to qualifying collateral being pledged. Outstanding advances totaled $253.6 million and $122.7 million at December 31, 2008 and 2007, respectively. These advances are secured by a blanket-floating lien on qualifying first mortgage loans, equity lines of credit, certain commercial real estate loans, and certain agency sponsored mortgage-backed securities pledged to the FHLB. A more detailed analysis of the Bank’s FHLB advances is presented in Note H and Note I to the consolidated financial statements.

Table 15 following this discussion sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

Table 16 following this discussion sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2008.

Table 17 following this discussion sets forth for the periods indicated information regarding the Company’s borrowed funds.

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank’s asset/liability management function. See “ASSET/LIABILITY MANAGEMENT” on page 30 of this Report.

Table 7 following this discussion sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which are projected to reprice or mature in each of the future time periods shown.

Table 18 following this discussion presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2008.

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

We have used interest rate swaps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2008, swap derivatives with a total notional value of $55.0 million, with remaining terms ranging up to four years, were outstanding. Although off-balance sheet derivative financial instruments do not expose us to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. We minimize such risk by evaluating the creditworthiness of the counterparties and consistently monitoring these agreements. The counterparties to these arrangements are primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2008, our interest rate swaps reflected a net unrealized gain of $4.5 million.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. As of December 31, 2008, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. We consider such risk to be insignificant due to the relatively small derivative positions we hold. A discussion of derivatives is presented in Note P to our consolidated financial statements, which are presented under Item 8 of Part II in this Form 10-K.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting estimates and policies are those management believes are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the maturity of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans and general economic conditions. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note D to the consolidated financial statements contained in this Annual Report.

Additionally, intangible assets are subject to sensitive accounting estimate. Intangible assets include goodwill and other identifiable assets, such as core deposit premiums, resulting from acquisitions. Core deposit premiums are amortized primarily on a straight-line basis over a ten-year life based upon historical studies of core deposits. Goodwill is not amortized but is tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include a decline in the value of the Company’s common stock below book value, adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

The Company tests for impairment in accordance with SFAS No. 142. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. Management first estimates the fair value of the Company in a business combination using one of two approaches. The Comparable Transaction Approach utilizes a regional transaction group and a national transaction group. For each group, average and median pricing ratios were applied to provide a range of values along with several qualitative factors being considered. The Discounted Cash Flow Approach is derived from the present value of future dividends over a five year time horizon and the projected terminal value at the end of the fifth year. The goodwill that would arise from this estimate is compared to the carrying value of the goodwill currently on the books to determine impairment.

To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

OFF-BALANCE SHEET ARRANGEMENTS

Information about our off-balance sheet risk exposure is presented in Note Q to the accompanying consolidated financial statements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, our SPE activity is limited to our capital trust subsidiaries: BNC Bancorp Capital Trust I, BNC Bancorp Capital Trust II, BNC Bancorp Capital Trust III and BNC Bancorp Capital Trust IV, which in aggregate issued 23,000,000 Trust Preferred Securities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” under item 7.

BNC Bancorp

Table 2

Average Balances and Net Interest Income

($ in thousands)

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans, net (1)	$981,069	$64,855	6.61%	$849,271	$69,280	8.16%	$615,689	$50,002	8.12%
Investment securities, tax effected (2)	119,531	7,471	6.25%	79,727	5,291	6.64%	58,519	3,883	6.64%
Interest-earning balances	2,243	92	4.10%	8,353	393	4.70%	8,348	353	4.23%
Other	13,923	421	3.02%	6,405	275	4.29%	3,425	235	6.86%

Total interest-earning assets	1,116,766	72,839	6.52%	943,756	75,239	7.97%	685,981	54,473	7.94%

Other assets	110,480			97,262			62,016

Total assets	$1,227,246			$1,041,018			$747,997

Interest-bearing liabilities:
Deposits:
Demand deposits	180,353	2,725	1.51%	195,542	6,175	3.16%	141,467	3,947	2.79%
Savings deposits	11,058	13	0.12%	10,725	48	0.45%	10,739	65	0.61%
Time deposits	698,647	27,978	4.00%	576,488	29,280	5.08%	411,878	18,306	4.44%
Borrowings	173,113	6,710	3.88%	108,940	5,762	5.29%	79,241	4,163	5.25%

Total interest-bearing liabilities	1,063,171	37,426	3.52%	891,695	41,265	4.63%	643,325	26,481	4.12%

Non-interest-bearing deposits	72,008			67,774			51,822
Other liabilities	5,209			5,484			3,900
Shareholders’ equity	86,858			76,065			48,949

Total liabilities and stockholders’ equity	$1,227,246			$1,041,018			$747,997

Net interest income and interest rate spread (3)		$35,413	3.00%		$33,974	3.34%		$27,992	3.82%

Net interest margin (4)			3.17%			3.60%			4.08%

Ratio of average interest-earning assets to average interest-bearing liabilities	105.04%			105.84%			106.63%

(1)	Average loans include non-accruing loans and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The taxable equivalent adjustment was $1.8 million, $1.3 million, and $953,000 for the years 2008, 2007, and 2006, respectively.

(3)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.

BNC Bancorp

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2008 vs. 2007			Year Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans, net	$9,732	$(14,157)	$(4,425)	$19,012	$266	$19,278
Investment securities, tax effected	2,565	(385)	2,180	1,407	1	1,408
Interest-earning balances	(269)	(32)	(301)	0	40	40
Other	275	(129)	146	166	(126)	40

Total interest income	12,303	(14,703)	(2,400)	20,585	181	20,766

Interest expense:
Deposits
Demand deposits	(355)	(3,095)	(3,450)	1,608	620	2,228
Savings deposits	1	(36)	(35)	(0)	(17)	(17)
Time deposits	5,548	(6,850)	(1,302)	7,838	3,136	10,974
Borrowings	2,941	(1,993)	948	1,566	33	1,599

Total interest expense	8,135	(11,974)	(3,839)	11,012	3,772	14,784

Net interest income increase (decrease)	$4,168	$(2,729)	$1,439	$9,573	$(3,591)	$5,982

BNC Bancorp

Table 4

Non-Interest Income

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Mortgage fees	$783	$839	$605
Service charges	3,021	2,910	2,446
Investment brokerage fees	434	490	118
Increase in cash surrender value of life insurance	1,101	891	562

Core non-interest income	5,339	5,130	3,731

Gain on sales of investment securities available for sale, net	223	—	—
Other non-interest income	89	119	90

Total non-interest income	$5,651	$5,249	$3,821

BNC Bancorp

Table 5

Non-Interest Expense

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Salaries and employee benefits	$15,668	$14,738	$11,584
Employment settlement with prior EVP	625	—	—
Occupancy expense	2,155	1,848	1,270
Furniture and equipment expense	1,084	1,018	804
Data processing and supply expense	1,113	1,063	1,073
Advertising	455	522	668
Insurance, professional and other services	3,207	2,237	1,586
Other	3,476	2,642	2,125

Total non-interest expense	$27,783	$24,068	$19,110

BNC Bancorp

Table 6

Contractual Obligations and Commitments

(In thousands)

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$194,143	$194,143	$—	$—	$—
Long-term debt	105,713	—	14,000	—	91,713
Deposits	1,146,013	916,165	187,182	21,726	20,940

Total contractual cash obligations	$1,445,869	$1,110,308	$201,182	$21,726	$112,653

The following table reflects other commitments of the Company outstanding as of December 31, 2008.

	Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit and loan commitments	$169,014	$114,753	$54,261	$—	$—
Standby letters of credit	11,786	9,603	2,183	—	—
Commitments to sell loans held for sale	560	560	—	—	—

Total commitments	$181,360	$124,916	$56,444	$—	$—

BNC Bancorp

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2008
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans	$554,205	$19,057	$573,262	$434,526	$1,007,788
Interest rate swap	(55,000)		(55,000)	55,000	—
Loans held for sale	560	—	560	—	560
Securities available for sale, at cost	4,144	19,244	23,388	392,173	415,561
Other earning assets	37,186	—	37,186	—	37,186

Total interest-earning assets	$541,095	$38,301	$579,396	$881,699	$1,461,095

Interest-bearing liabilities
Interest-bearing demand deposits	$132,873	$—	$132,873	$39,628	$172,501
Time deposits and savings	317,276	402,822	720,098	191,487	911,585
Borrowings	194,143	—	194,143	105,713	299,856

	$644,292	$402,822	$1,047,114	$336,828	$1,383,942

Interest sensitivity gap	$(103,197)	$(364,521)	$(467,718)	$544,871	$77,153
Cumulative interest sensitivity gap	(103,197)	(467,718)	(467,718)	77,153	77,153
Cumulative interest sensitivity gap as a percent of total interest-earning assets	-7.06%	-32.01%	-32.01%	5.28%	5.28%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	83.98%	55.33%	55.33%	105.57%	105.57%

BNC Bancorp

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate loans	$573,902	56.9%	$504,354	54.1%	$444,724	57.4%	$316,390	63.4%	$273,638	65.1%
Real estate construction loans	307,272	30.5%	286,002	30.7%	203,695	26.3%	108,172	21.7%	70,346	16.7%
Commercial and industrial loans	98,595	9.8%	109,869	11.8%	97,071	12.5%	63,423	12.7%	58,110	13.8%
Loans to individuals	12,829	1.3%	17,967	1.9%	18,140	2.3%	11,262	2.3%	18,744	4.5%
Leases	15,190	1.5%	14,370	1.5%	11,034	1.4%	—	0.0%	—	0.0%

Total loans	$1,007,788	100.0%	$932,562	100.0%	$774,664	100.0%	$499,247	100.0%	$420,838	100.0%

These classifications are based upon Call Report Classification codes.

BNC Bancorp

Table 9

Loan Maturities

(In thousands)

	At December 31, 2008
	Due within one year	Due after one year but within five	Due after five years	Total
By loan type:
Real estate loans	$106,143	$307,717	$160,042	$573,902
Real estate construction loans	182,431	124,841	—	307,272
Commercial and industrial loans and leases	64,689	41,089	8,007	113,785
Loans to individuals	6,421	6,217	191	12,829

Total	359,684	479,864	168,240	$1,007,788

By interest rate type:
Fixed rate loans	$68,110	$268,172	$133,123	$469,405
Variable rate loans	291,574	211,692	35,117	538,383

	$359,684	$479,864	$168,240	$1,007,788

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

BNC Bancorp

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans	$12,654	$957	$1,074	$324	$332
Accruing loans past due 90 days or more	—	—	165	1,193	795
Restructured loans	665	2,642	—	312	—

Total nonperforming loans	13,319	3,599	1,239	1,829	1,127

Other real estate owned	5,022	2,509	1,078	855	540

Total nonperforming assets	$18,341	$6,108	$2,317	$2,684	$1,667

Allowance for loan losses	$13,210	$11,784	$10,400	$6,140	$5,361
Nonperforming loans to year end loans	1.32%	0.39%	0.16%	0.37%	0.08%
Allowance for loan losses to year end loans	1.31%	1.26%	1.34%	1.23%	1.27%
Nonperforming assets to loans and other real estate	1.81%	0.60%	0.30%	0.35%	0.33%
Nonperforming assets to total assets	1.17%	0.54%	0.24%	0.45%	0.18%
Allowance for loan losses to nonperforming loans	99.18%	327.42%	839.39%	335.70%	475.69%

BNC Bancorp

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2008		2007		2006		2005		2004
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
Real estate loans	$7,516	56.9%	$6,375	54.1%	$5,970	57.4%	$3,891	63.4%	$3,486	65.1%
Real estate construction loans	4,029	30.5%	3,618	30.7%	2,735	26.3%	1,330	21.7%	896	16.7%
Commercial and industrial loans	1,295	9.8%	1,391	11.8%	1,303	12.5%	780	12.7%	740	13.8%
Loans to individuals	172	1.3%	177	1.9%	249	2.3%	139	2.2%	239	4.5%
Leases	198	1.5%	223	1.5%	143	1.4%	—	0.0%	—	0.0%

	$13,210	100.0%	$11,784	100.0%	$10,400	100.0%	$6,140	100.0%	$5,361	100.0%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

BNC Bancorp

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
Loans outstanding at the end of the year	$1,007,788	$932,562	$774,664	$499,247	$420,838

Average loans outstanding during the year	$981,069	$849,271	$615,689	$454,395	$365,377

Allowance for loan losses at beginning of year	$11,784	$10,400	$6,140	$5,361	$4,598
Provision for loan losses	7,075	3,090	2,655	2,515	1,190
Allowance acquired in merger of Independence Bank	—	—	—	—	—
Allowance acquired in merger of SterlingSouth Bank	—	—	2,816	—	—

	18,859	13,490	11,611	7,876	5,788

Loans charged off:
Real estate loans	(1,332)	(331)	(738)	(645)	(150)
Real estate construction loans	(1,665)	(1,122)	—	(235)	(31)
Commercial and industrial loans	(2,529)	(228)	(352)	(290)	(56)
Loans to individuals	(257)	(74)	(199)	(618)	(311)

Total charge-offs	(5,783)	(1,755)	(1,289)	(1,788)	(548)

Recoveries of loans previously charged off:
Real estate loans	56	32	64	3	10
Real estate construction loans	—	—	—	—	—
Commercial and industrial loans	54	6	8	4	90
Loans to individuals	24	11	6	45	21

Total recoveries	134	49	78	52	121

Net charge-offs	(5,649)	(1,706)	(1,211)	(1,736)	(427)

Allowance for loan losses at end of year	$13,210	$11,784	$10,400	$6,140	$5,361

Ratios:
Net charge-offs as a percent of average loans	0.58%	0.20%	0.20%	0.38%	0.12%
Allowance for loan losses as a percent of loans at end of year	1.31%	1.26%	1.34%	1.23%	1.27%

BNC Bancorp

Table 13

Securities Portfolio Composition

(In thousands)

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2008
Available for sale:
U.S. Government agency obligations	$4,980	$24	$—	$5,004
State and municipals	123,623	1,612	4,802	120,433
Mortgage-backed securities	286,792	4,297	128	290,961
Other	166	—	—	166

	$415,561	$5,933	$4,930	$416,564

Held to maturity:
Corporate bonds	$6,000	$—	$600	$5,400

December 31, 2007
Available for sale:
U.S. Government agency obligations	$2,949	$39	$—	$2,988
State and municipals	66,359	993	398	66,954
Mortgage-backed securities	16,157	418	—	16,575
Other	166	—	—	166

	$85,631	$1,450	$398	$86,683

December 31, 2006
Available for sale:
U.S. Government agency obligations	$4,407	$29	$—	$4,436
State and municipals	60,989	1,358	8	62,339
Mortgage-backed securities	9,585	174	—	9,759
Other	166	—	—	166

	$75,147	$1,561	$8	$76,700

BNC Bancorp

Table 14

Securities Portfolio Composition

($ in thousands)

	Amortized Cost	Fair Value	Book Yield
Securities available for sale:

U.S. Government agency obligations
Due after one but within five years	$4,980	$5,004	6.24%

	4,980	5,004	6.24%

Mortgage-backed securities
Due within one year	23,127	23,388	6.01%
Due after one but within five years	87,326	88,024	5.29%
Due after five but within ten years	94,278	93,817	5.15%
Due after ten years	82,061	85,732	5.61%

	286,792	290,961	5.39%

State and municipals
Due after one but within five years	2,685	2,594	4.49%
Due after five but within ten years	8,720	8,911	6.42%
Due after ten years	112,218	108,928	4.63%

	123,623	120,433	4.75%

Other
Due after ten years	166	166	2.40%

	166	166	2.40%

Total securities available for sale
Due within one year	23,127	23,388	6.01%
Due after one but within five years	94,991	95,622	5.32%
Due after five but within ten years	102,998	102,728	5.26%
Due after ten years	194,445	194,826	5.06%

	$415,561	$416,564	5.22%

Securities held to maturity:
Corporate bonds:
Due after five but within ten years	6,000	5,400	6.82%

	$6,000	$5,400	6.82%

BNC Bancorp

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2008		2007		2006
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Demand deposits	$180,353	1.51%	$195,542	3.16%	$141,467	2.79%
Savings deposits	11,058	0.12%	10,725	0.45%	10,739	0.61%
Time deposits	698,647	4.00%	576,488	5.08%	411,878	4.44%

Total interest-bearing deposits	890,058	3.45%	782,755	4.54%	564,084	3.96%

Non-interest-bearing deposits	72,008	—	67,774	—	51,822	—

Total deposits	$962,066	3.19%	$850,529	4.17%	$615,906	3.62%

BNC Bancorp

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2008
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
Time Deposits of $100,000 or more	$224,083	$174,022	$130,629	$149,087	$677,821

BNC Bancorp

Table 17

Borrowings

($ in thousands)

The following table sets forth certain information regarding the Company’s borrowed funds for the dates indicated.

	For the Year Ended December 31,
	2008	2007	2006
Short-term borrowings:
Repurchase agreements and FHLB lines of credit
Balance outstanding at end of period	$194,143	$80,928	$4,673
Maximum amount outstanding at any month end during the period	194,143	80,928	36,115
Average balance outstanding	56,935	14,823	7,130
Weighted-average interest rate during the period	2.56%	5.40%	4.61%
Weighted-average interest rate at end of period	0.68%	4.69%	3.41%
Long-term debt:
Federal Home Loan Bank advances and subordinated debentures
Balance outstanding at end of period	$105,713	$101,713	$81,713
Maximum amount outstanding at any month end during the period	119,713	106,713	81,713
Average balance outstanding	116,184	94,117	72,111
Weighted-average interest rate during the period	4.52%	5.27%	5.32%
Weighted-average interest rate at end of period	4.24%	5.07%	5.65%
Total borrowings:
Balance outstanding at end of period	$299,856	$182,641	$86,386
Maximum amount outstanding at any month end during the period	313,856	187,641	117,828
Average balance outstanding	173,113	108,940	79,241
Weighted-average interest rate during the period	3.88%	5.29%	5.25%
Weighted-average interest rate at end of period	2.04%	4.95%	5.53%

BNC Bancorp

Table 18

Market Risk Sensitive Investments

($ in thousands)

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2008 Occurring in the Indicated Year
	2009	2010	2011	2012	2013	Beyond	Total	Average Interest Rate	Fair Value
Interest-earning assets:
Due from banks	$23,742	$—	$—	$—	$—	$—	$23,742	0.18%	$23,742
Other earning assets	560	—	—	—	—	13,444	14,004	1.00%	14,004
Debt securities (1) (2)	23,127	24,625	21,644	25,283	23,439	303,443	421,561	5.95%	421,964
Loans - fixed rate (3)	68,110	91,557	63,094	49,330	64,191	133,123	469,405	6.99%	465,996
Loans - variable rate (3)	291,574	63,415	66,105	60,073	22,099	35,117	538,383	4.51%	538,081

	$407,113	$179,597	$150,843	$134,686	$109,729	$485,127	$1,467,095	5.61%	$1,463,787

Interest-bearing liabilities:
NOW and money market deposits	$—	$—	$—	$—	$—	$172,501	$172,501	1.41%	$172,501
Time deposits and savings	720,098	97,260	47,561	15,214	14,669	16,783	911,585	3.49%	900,776
Subordinated debentures	—	—	—	—	—	31,713	31,713	6.66%	32,157
Borrowings	194,143	9,000	5,000	—	—	60,000	268,143	1.43%	268,194

	$914,241	$106,260	$52,561	$15,214	$14,669	$280,997	$1,383,942	2.90%	$1,373,628

(1)	Tax-exempt securities are reflected at a tax-equivalent basis using a 34% tax rate.
(2)	Callable securities and borrowings with favorable market rates at December 31, 2008 are assumed to mature at their call dates for purposes of this table.
(3)	Includes nonaccrual loans but not the allowance for loan losses

BNC Bancorp

Table 19

Quarterly Financial Data

($ in thousands, except per share data)

	Year Ended December 31, 2008				Year Ended December 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating Data:
Total interest income	$18,041	$17,409	$17,182	$18,402	$19,262	$19,420	$18,146	$16,842
Total interest expense	9,340	8,893	8,983	10,210	11,003	10,990	10,090	9,182

Net interest income	8,701	8,516	8,199	8,192	8,259	8,430	8,056	7,660
Provision for loan losses	2,700	2,500	1,150	725	750	1,140	650	550

Net interest income after provision	6,001	6,016	7,049	7,467	7,509	7,290	7,406	7,110
Noninterest income	1,323	1,328	1,625	1,375	1,483	1,255	1,307	1,204
Noninterest expense	6,946	6,716	7,675	6,446	6,839	5,941	5,700	5,588

Income before income taxes	378	628	999	2,396	2,153	2,604	3,013	2,726
Provision for income taxes	(247)	(119)	84	696	600	754	895	809

Net income	625	747	915	1,700	1,553	1,850	2,118	1,917
Less preferred stock dividends	(142)	—	—	—	—	—	—	—

Net income available to common	$483	$747	$915	$1,700	$1,553	$1,850	$2,118	$1,917

Per Share Data: (1)
Earnings per share - basic	$0.07	$0.10	$0.13	$0.23	$0.22	$0.27	$0.31	$0.28
Earnings per share - diluted	0.07	0.10	0.12	0.23	0.22	0.26	0.30	0.27

Cash dividends paid	—	—	—	0.20	—	—	—	0.18

Common stock price:
High	12.00	12.42	15.33	16.92	17.25	18.25	19.61	21.00
Low	7.01	7.28	11.75	13.09	15.60	16.30	17.45	18.00

(1)	All per share data has been restated to reflect the dilutive effect of a 10% stock dividend distributed on January 22, 2007.

ITEM 8.	FINANCIAL STATEMENTS

BNC Bancorp

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

BNC BANCORP AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of BNC Bancorp

We have audited the accompanying consolidated balance sheets of BNC Bancorp and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BNC Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina
March 16, 2009

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$13,028	$16,387
Interest-earning deposits in other banks	23,742	4,667
Securities available for sale, at fair value	416,564	86,683
Securities held to maturity, at amortized cost	6,000	—
Federal Home Loan Bank stock, at cost	13,444	7,233
Loans held for sale	560	2,315
Loans	1,007,788	932,562
Less allowance for loan losses	(13,210)	(11,784)

Net loans	994,578	920,778
Accrued interest receivable	7,392	5,074
Premises and equipment, net	25,770	23,120
Investment in life insurance	26,629	24,001
Goodwill	26,129	26,129
Other assets	19,040	13,725

Total assets	$1,572,876	$1,130,112

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$61,927	$67,552
Interest-bearing demand	172,501	206,923
Savings	10,809	9,973
Time deposits of $100,000 and greater	677,821	418,493
Other time	222,955	152,189

Total deposits	1,146,013	855,130
Short-term borrowings	194,143	80,928
Long-term debt	105,713	101,713
Accrued expenses and other liabilities	6,327	5,949

Total liabilities	1,452,196	1,043,720

Shareholders’ Equity:
Preferred stock, no par value, authorized 20,000,000 shares; 31,260 issued and outstanding at December 31, 2008	31,260	—
Discount on preferred stock	(2,382)	—
Common stock, no par value; authorized 80,000,000 shares; 7,350,029 and 7,257,532 issued and outstanding at December 31, 2008 and 2007, respectively	70,433	70,042
Common stock warrants	2,412	—
Retained earnings	15,557	14,496
Stock in directors rabbi trust	(1,233)	(1,001)
Directors deferred fees obligation	1,233	1,001
Accumulated other comprehensive income	3,400	1,854

Total shareholders’ equity	120,680	86,392

Total liabilities and shareholders’ equity	$1,572,876	$1,130,112

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands, except per share data)
Interest Income
Interest and fees on loans	$64,855	$69,280	$50,002
Debt securities:
Taxable	2,162	932	378
Tax-exempt	3,504	2,790	2,243
Interest on interest-earning balances	92	393	353
Other	421	275	235

Total interest income	71,034	73,670	53,211

Interest Expense
Interest on demand deposits	2,725	6,175	3,947
Interest on savings deposits	13	48	65
Interest on time deposits of $100,000 and greater	21,842	14,466	12,192
Interest on other time deposits	6,136	14,814	6,114
Interest on short-term borrowings	1,458	1,044	150
Interest on long-term debt	5,252	4,718	4,013

Total interest expense	37,426	41,265	26,481

Net Interest Income	33,608	32,405	26,730
Provision for loan losses	7,075	3,090	2,655

Net interest income after provision for loan losses	26,533	29,315	24,075

Non-Interest Income
Mortgage fees	783	839	605
Service charges	3,021	2,910	2,446
Investment brokerage fees	434	490	118
Earnings on bank-owned life insurance	1,101	891	562
Gain on sale of investment securities available for sale	223	—	—
Other	89	119	90

Total non-interest income	5,651	5,249	3,821

Non-Interest Expense
Salaries and employee benefits	16,293	14,738	11,584
Occupancy	2,155	1,848	1,270
Furniture and equipment	1,084	1,018	804
Data processing and supply	1,113	1,063	1,073
Advertising	455	522	668
Insurance, professional and other services	3,207	2,237	1,586
Other	3,476	2,642	2,125

Total non-interest expense	27,783	24,068	19,110

Income before income tax expense	4,401	10,496	8,786

Income tax expense	414	3,058	2,616

Net income	3,987	7,438	6,170
Less preferred stock dividends	(142)	—	—

Net income available to common shareholders	$3,845	$7,438	$6,170

Basic net income per share	$0.53	$1.08	$1.09

Diluted net income per share	$0.52	$1.05	$1.04

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)
Net income	$3,987	$7,438	$6,170

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses)	174	(501)	734
Tax effect	(89)	183	(268)
Reclassification of gains (losses) recognized in net income	(223)	—	—
Tax effect	86	—	—

Net of tax amount	(52)	(318)	466

Cash flow hedging activities:
Unrealized holding gains (losses)	2,600	2,166	(220)
Tax effect	(1,002)	(836)	85

Net of tax amount	1,598	1,330	(135)

Total other comprehensive income	1,546	1,012	331

Comprehensive income	$5,533	$8,450	$6,501

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

	Common stock		Common stock	Preferred	Discount on preferred	Retained	Stock in directors	Directors deferred fees	Accumulated other comprehensive	Total
	Shares	Amount	warrants	stock	stock	earnings	rabbi trust	obligation	income
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2005	4,367,953	$19,448	$—	$—	$—	$13,155	$(503)	$503	$511	$33,114
Net income	—	—	—	—	—	6,170	—	—	—	6,170
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	331	331
Directors deferred fees	—	—	—	—	—	—	(208)	208	—	—
Common stock issued pursuant to:
Business combination	1,686,370	33,453	—	—	—	—	—	—	—	33,453
Stock options exercised	51,551	222	—	—	—	—	—	—	—	222
Current income tax benefit	—	83	—	—	—	—	—	—	—	83
Shares traded to exercise options	(5,987)	(117)	—	—	—	—	—	—	—	(117)
Stock-based compensation	11,000	222	—	—	—	—	—	—	—	222
Purchases and retirement of common stock	(11,790)	(225)	—	—	—	—	—	—	—	(225)
Cash dividends of $.16 per share	—	—	—	—	—	(730)	—	—	—	(730)

Balance, December 31, 2006	6,099,097	53,086	—	—	—	18,595	(711)	711	842	72,523
Net income	—	—	—	—	—	7,438	—	—	—	7,438
Directors deferred fees	—	—	—	—	—	—	(290)	290	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1,012	1,012
Common stock issued pursuant to:
10% stock dividend	606,311	10,275	—	—	—	(10,275)	—	—	—	—
Issuance of common shares	355,544	5,446	—	—	—	—	—	—	—	5,446
Stock options exercised	232,786	1,206	—	—	—	—	—	—	—	1,206
Current income tax benefit	—	588	—	—	—	—	—	—	—	588
Shares traded to exercise options	(36,206)	(711)	—	—	—	—	—	—	—	(711)
Stock-based compensation:
Option expense	—	97	—	—	—	—	—	—	—	97
Restricted stock awards	—	55	—	—	—	—	—	—	—	55
Cash dividends of $.18 per share	—	—	—	—	—	(1,262)	—	—	—	(1,262)

Balance, December 31, 2007	7,257,532	70,042	—	—	—	14,496	(1,001)	1,001	1,854	86,392

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006 (Continued)

	Common stock		Common stock	Preferred	Discount on preferred	Retained	Stock in directors	Directors deferred fees	Accumulated other comprehensive	Total
	Shares	Amount	warrants	stock	stock	earnings	rabbi trust	obligation	income
	(Amounts in thousands, except share and per share data)
Adoption of new accounting standard	—	$—	$—	$—	$—	$(959)	$—	$—	$—	$(959)
Net income	—	—	—	—	—	3,987	—	—	—	3,987
Directors deferred fees	—	—	—	—	—	—	(232)	232	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1,546	1,546
Issuance of preferred stock and related common stock warrants	—	—	2,412	31,260	(2,412)	—	—	—	—	31,260
Common stock issued pursuant to:
Exercise of stock options	146,177	671	—	—	—	—	—	—	—	671
Current income tax benefit	—	286		—	—	—	—	—	—	286
Shares traded to exercise options	(16,282)	(236)	—	—	—	—	—	—	—	(236)
Stock-based compensation:
Restricted stock awards	2,200	55	—	—	—	—	—	—	—	55
Repurchase of common shares	(39,598)	(385)	—	—	—	—	—	—	—	(385)
Preferred stock dividends	—	—	—	—	30	(142)	—	—	—	(112)
Cash dividends of $.25 per share	—	—	—	—	—	(1,825)	—	—	—	(1,825)

Balance, December 31, 2008	7,350,029	$70,433	$2,412	$31,260	$(2,382)	$15,557	$(1,233)	$1,233	$3,400	$120,680

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)
Operating Activities
Net income	$3,987	$7,438	$6,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,497	1,372	1,097
Amortization (accretion) of premiums and discounts, net	(259)	19	(3)
Amortization of core deposit intangible	248	251	115
Stock-based compensation	55	151	222
Deferred compensation	791	606	721
Provision for loan losses	7,075	3,090	2,655
Provision for deferred income taxes (benefit)	758	193	(1,767)
Increase in cash surrender value life insurance	(1,101)	(891)	(562)
Gain on sale of securities	(223)	—	—
(Gain) loss on disposal of premises and equipment	(1)	—	—
(Gain) loss on sales of foreclosed assets	317	7	(46)
Gain on sale of loans	(783)	(839)	(605)
Origination of loans held for sale	(47,320)	(43,583)	(30,250)
Proceeds from sales of loans held for sale	49,858	44,275	30,388
Changes in assets and liabilities:
Increase in accrued interest receivable	(2,318)	(261)	(1,572)
Increase in other assets	(2,223)	(1,042)	4,221
Increase (decrease) in accrued expenses and other liabilities	(1,852)	(467)	(211)

Net cash provided by operating activities	8,506	10,319	10,573

Investing Activities
Purchases of securities available for sale	(347,063)	(14,412)	(18,684)
Purchases of securities held to maturity	(6,000)	—	—
Proceeds from sales of securities available for sale	7,823	—	—
Proceeds from calls and maturities of securities available for sale	9,495	3,735	3,958
Purchases of Federal Home Loan Bank stock	(6,211)	(3,407)	(267)
Investment in life insurance	(1,527)	(4,026)	(3,014)
Net increase in loans	(85,240)	(161,492)	(133,809)
Purchases of premises and equipment	(4,147)	(4,859)	(3,484)
Proceeds from disposal of premises and equipment	12	—	—
Investment in foreclosed assets	—	(69)	—
Proceeds from sales of foreclosed assets	1,850	833	2,308
Net cash used in business combination	—	—	(1,226)

Net cash used by investing activities	(431,008)	(183,697)	(154,218)

Financing Activities
Net increase in deposits	290,864	68,213	154,435
Net increase (decrease) in short-term borrowings	113,215	76,255	(7,798)
Net increase in long-term debt	4,000	20,000	7,217
Proceeds from issuance of preferred stock	31,260	—	—
Proceeds from issuance of common stock	—	5,446	—
Proceeds from exercise of stock options	435	495	105
Tax benefit from exercise of stock options	286	588	83
Purchase and retirement common stock	(385)	—	(225)
Cash dividends paid	(1,457)	(1,262)	(730)

Net cash provided by financing activities	438,218	169,735	153,087

Net increase (decrease) in cash and cash equivalents	15,716	(3,643)	9,442
Cash and cash equivalents, beginning of year	21,054	24,697	15,255

Cash and cash equivalents, end of year	$36,770	$21,054	$24,697

Supplemental Statement of Cash Flows Disclosure
Interest paid	$37,458	$41,564	$25,146
Income taxes paid	1,170	2,801	2,787
Summary of Noncash Investing and Financing Activities
Increase (decrease) in fair value of securities available for sale, net of tax	$(52)	$(318)	$466
Increase (decrease) in fair value of cash flow hedge, net of tax	1,598	1,330	(135)
Transfer of loans to foreclosed assets	4,679	2,202	2,485
Accrual of dividends payable	480	—	—
Liability accrued under adoption of new accounting standard	959	—	—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash and due from banks and interest-earning deposits in other banks with maturities of three months or less. From time to time, the Bank may have deposits in excess of federally insured limits.

Federal regulations require financial institutions to set aside a specified amount as a reserve against transaction accounts and time deposits. At December 31, 2008, the Company’s reserve requirement was $6.7 million.

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

December 31, 2008, 2007 and 2006

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Gains and losses on the sale of securities are determined using the specific identification method and are included in non-interest income on a trade date basis.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), the Company is required to maintain an investment in the stock of the FHLB. This stock is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2008 and 2007.

Loans Held for Sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate as determined by outstanding commitments from investors. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Company recognizes certain origination and service fees upon the sale which are classified as mortgage fee income on the statement of income.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, historical loan losses, review of specific loans for impairment, and current economic conditions and trends that may affect the borrowers’ ability to pay. Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection is doubtful.

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

December 31, 2008, 2007 and 2006

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Accumulated other comprehensive income at December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
	(Amounts in thousands)
Unrealized holding gains - securities available for sale	$1,003	$1,052	$1,553
Deferred income taxes	(387)	(384)	(567)

Net unrealized holding gains - securities available for sale	616	668	986

Unrealized holding gains (losses) - cash flow hedge instruments	4,531	1,931	(235)
Deferred income taxes	(1,747)	(745)	91

Net unrealized holding losses - cash flow hedge instruments	2,784	1,186	(144)

Total accumulated other comprehensive income	$3,400	$1,854	$842

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

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the consolidated financial statements. The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2007 and 2008, and did no accrue any interest or penalties as of December 31, 2008 or 2007. The Company did not have an accrual for uncertain tax positions as deductions taken and benefits accrued are based on widely understood administrative practices and procedures, and are based on clear and unambiguous tax law. Tax returns for all years 2005 and thereafter are subject to possible future examinations by tax authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required companies to cease amortizing goodwill and established a new method for testing goodwill for impairment on an annual basis. In accordance with provisions of SFAS No. 142, all goodwill resulting from business combinations is not being amortized. Other intangible assets, consisting of premiums on purchased core deposits, are being amortized over ten years principally using the straight-line method. The carrying amount of goodwill and other intangible assets at December 31, 2008 amounted to $26.1 million and $1.8 million, respectively.

Impairment or Disposal of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used, such as bank premises and equipment, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, such as foreclosed properties, are reported at the lower of the carrying amount or fair value less costs to sell.

Reclassifications

Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Derivatives

For asset/liability management purposes, the Company utilizes interest rate swap agreements to hedge various exposures of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

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

December 31, 2008, 2007 and 2006

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

Net Income Per Share

Basic and diluted net income per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period after retroactively adjusting for a 10% stock dividend distributed on January 22, 2007. Diluted net income per share reflects the potential dilution that could occur if common stock options and warrants were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2008	2007	2006
Weighted average number of common shares used in computing basic net income per share	7,322,723	6,865,204	5,658,196

Effect of dilutive stock options	71,739	217,925	296,267

Effects of restricted stock	1,708	5,089	3,015

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,396,170	7,088,218	5,957,478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

At December 31, 2008 the outstanding common stock warrants associated with the Capital Purchase Plan and 131,053 common stock options were excluded in computing diluted shares outstanding because the exercise price exceeded the market price of the common shares outstanding. For the 2007 and 2006 there were no antidilutive options.

Stock Compensation Plans

Effective January 1, 2006 the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), and the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for share-based payment awards. Accordingly, stock-based compensation expense for all share-based payment awards is based on the grant date fair value. The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model in accordance with the provisions of SFAS No. 123(R) and the grant date fair value for restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, typically the vesting period.

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

Recently Adopted and Issued Accounting Standards

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (“APB”) Opinion No. 12, Omnibus Opinion—1967. The Company adopted EITF 06-4 on January 1, 2008, and in connection therewith recorded a liability of $959,000 as a reduction of retained earnings. Subsequent increases in this liability will be reflected as an expense in determining operating results.

SFAS No. 157, Fair Value Measurements, was issued in September 2006. In defining fair value, SFAS No. 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS No. 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no effect on the Company’s financial condition or results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note B to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS No. 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Company adopted SFAS No. 159 effective January 1, 2008. There was no initial effect of adoption since the Company did not elect the fair value option for any existing asset or liability. In addition, the Company did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, through December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS No. 141(R) expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under SFAS No. 141(R) the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under SFAS No. 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Company will apply the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt the provisions of SFAS No. 160 in the first quarter 2009. The Company does not expect the adoption of the provisions of SFAS No. 160 to have a material effect on its financial condition and results of operations.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, issued in March 2008, requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Company does not believe that the adoption of SFAS No. 161 will have a material effect on its financial condition or results of operations.

FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), issued in October 2008, clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As FSP FAS 157-3 clarified but did not change the application of SFAS No. 157, the adoption of FSP FAS 157-3 had no effect on the Company’s financial condition or results of operations.

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

NOTE B - ESTIMATED FAIR VALUES

As discussed in Note A to the consolidated financial statements, the Company adopted SFAS No. 157 and SFAS No. 159 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2008, the Company had not elected to measure any financial assets or liabilities using the fair value option under SFAS No. 159; therefore the adoption of SFAS No. 159 had no effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

The Company records securities available for sale and derivative assets at fair value on a recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

SFAS No. 157 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. SFAS No. 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by SFAS No. 157 to the Company’s financial assets that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2008, the Company did not carry any financial assets and liabilities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2008, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of December 31, 2008, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Fair Value on a Recurring Basis. The Company measures certain assets at fair value on a recurring basis, as described below.

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

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of December 31, 2008 the Company’s derivative instruments consist solely of interest rate swaps.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis. Below is a table that presents information about assets measured at fair value on a recurring basis at December 31, 2008:

			Fair Value Measurements at December 31, 2008, Using
Description	Total Carrying Amount in The Consolidated Balance Sheet 12/31/2008	Assets/Liabilities Measured at Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$416,564	$416,564	$—	$416,564	$—
Interest rate swaps	4,531	4,531	—	4,531	—

Fair Value on a Nonrecurring Basis. The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Investment Securities Held-to-Maturity

Investment securities held to maturity are recorded at fair value on a nonrecurring basis when an impairment in value that is deemed to be other than temporary occurs. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to loans held for sale as of or for the year ended December 31, 2008.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $18.0 million at December 31, 2008. Of such loans, $14.8 million had specific loss allowances aggregating $1.8 million at that date. Substantially all of those specific allowances were determined using Level 3 inputs.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. At December 31, 2008 there were no fair value adjustments related to foreclosed real estate of $5.0 million.

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. At December 31, 2008 there were no fair value adjustments related to goodwill of $26.1 million and other intangible assets of $1.8 million.

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition to the valuation methods previously described for investments available for sale and derivative assets and liabilities, the following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair value of those assets.

Securities Available for Sale and Securities Held to Maturity

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Investment in Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amount of accrued interest is assumed to approximate fair value.

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

Derivative financial instruments

Fair values for interest rate swap agreements are based values from third parties typically determined using widely accepted discounted cash flow models or Level 2 measurements.

Financial Instruments with Off-Balance Sheet Risk

The fair value of financial instruments with off-balance sheet risk discussed in Note O is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

The following table reflects the estimated fair values and carrying values at December 31:

	2008		2007
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$36,770	$36,770	$21,054	$21,054
Securities available for sale	416,564	416,564	86,683	86,683
Securities held to maturity	6,000	5,400	—	—
Federal Home Loan Bank stock	13,444	13,444	7,233	7,233
Loans held for sale	560	560	2,315	2,315
Loans receivable, net	994,578	990,867	920,778	932,019
Accrued interest receivable	7,392	7,392	5,074	5,074
Investment in life insurance	26,629	26,629	24,001	24,001

Financial liabilities:
Demand deposits and savings	$245,237	$245,237	$284,448	$284,448
Time deposits	900,776	913,234	570,682	571,960
Short-term borrowings	194,143	194,143	80,928	80,928
Long-term debt	105,713	106,208	101,713	101,010
Accrued interest payable	1,767	1,767	2,203	2,203

On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Asset (liability)	$4,531	$4,531	$1,931	$1,931

NOTE C - SECURITIES

The amortized cost and estimated fair values of securities as of December 31 are as follows:

2008	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
Available for sale:
U.S. Government agency obligations	$4,980	$24	$—	$5,004
State and municipals	123,623	1,612	4,802	120,433
Mortgage-backed	286,792	4,297	128	290,961
Other	166	—	—	166

	$415,561	$5,933	$4,930	$416,564

Held to maturity:
Corporate bonds	$6,000	$—	$600	$5,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

2007	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
Available for sale:
U.S. Government agency obligations	$2,949	$39	$—	$2,988
State and municipals	66,359	993	398	66,954
Mortgage-backed	16,157	418	—	16,575
Other	166	—	—	166

	$85,631	$1,450	$398	$86,683

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007. At December 31, 2008, the unrealized losses relate to 97 state and municipal securities, 5 mortgage backed securities and 1 corporate bond. Of those, 3 of the mortgage backed securities had continuous unrealized losses for more than twelve months. At December 31, 2007, the unrealized losses relate to 34 state and municipal securities, none of which had continuous unrealized losses for more than twelve months. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations and it is management’s intent and ability to hold these securities until maturity, none of the securities are deemed to be other than temporarily impaired. The temporarily impaired securities as of December 31, 2008 and 2007 are as follows:

	2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$72,205	$4,279	$1,503	$523	$73,708	$4,802
Mortgage-backed	22,100	128	—	—	22,100	128

	$94,305	$4,407	$1,503	$523	$95,808	$4,930

Held to maturity:
Corporate bonds	$5,400	$600	$—	$—	$5,400	$600

	2007
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$29,172	$398	$—	$—	$29,172	$398

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

The amortized cost and estimated fair value of debt securities at December 31, 2008, by contractual maturity and projected cash flows, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(Amounts in thousands)
Available for sale:
Due within one year	$23,127	$23,388
After one year through five years	94,991	95,622
After five years through ten years	102,998	102,728
Over ten years	194,445	194,826

	$415,561	$416,564

Held to maturity:
After five through ten years	$6,000	$5,400

Proceeds from sales of securities available for sale totaled $7.8 million. Gross gains of $248,000 and gross losses of $25,000 were realized on those sales. There were no sales of securities available for sale during 2007 and 2006.

At December 31, 2008 and 2007, securities with an estimated fair value of approximately $269.7 million and $18.8 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31 are summarized below:

	2008	2007
	(Amounts in thousands)
Real estate mortgage loans	$573,902	$504,354
Real estate construction loans	307,272	286,002
Commercial and industrial loans	98,595	109,869
Loans to individuals	12,829	17,967
Leases	15,190	14,370

	1,007,788	932,562
Less allowance for loan losses	13,210	11,784

	$994,578	$920,778

The Company’s lending is concentrated primarily in Davidson, Randolph, Forsyth and Guilford Counties and the surrounding communities in which it operates. The Company has loan and deposit relationships with its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a summary of loans to executive officers, directors, and their affiliates for the year ended December 31, 2008 in thousands:

Balance at beginning of year	$22,414
Additional borrowings during the year	1,393
Loan repayments during the year	(756)

Balance at end of year	$23,051

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectability.

At December 31, 2008, the Company had pre-approved but unused lines of credit totaling $6.8 million to executive officers, directors and their affiliates.

A summary of activity in the allowance for loan losses for the years ended December 31 is as follows:

	2008	2007	2006
	(Amounts in thousands)
Balance at beginning of year	$11,784	$10,400	$6,140
Provision charged to operations	7,075	3,090	2,655
Loans charged off	(5,783)	(1,755)	(1,289)
Recoveries	134	49	78
Allowance recorded in merger of SterlingSouth	—	—	2,816

Balance at end of year	$13,210	$11,784	$10,400

At December 31, 2008 and 2007, the recorded investment in loans considered impaired totaled $18.0 million. Of such loans, $14.8 million had valuation allowances aggregating $1.8 million. At December 31, 2007 the recorded investment in loans considered impaired totaled $3.6 million, with corresponding valuation allowances of $863,000. For the years ended December 31, 2008 and 2007, the average recorded investment in impaired loans was approximately $8.9 million and $2.1 million, respectively. There were $2.7 million of restructured loans at December 31, 2008 and no restructured loans at December 31, 2007. The amount of interest recognized on impaired and restructured loans during the portion of the year that they were impaired was not material.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2008	2007
	(Amounts in thousands)
Land	$6,377	$6,377
Buildings and improvements	18,133	15,224
Furniture and equipment	9,981	8,677

	34,491	30,278
Less accumulated depreciation and amortization	8,721	7,158

	$25,770	$23,120

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $1.5 million, $1.4 million and $1.1 million, respectively.

The Company has entered into various noncancellable operating leases for land and buildings used in its operations. The leases expire over the next 5 years, and most contain renewal options. Certain leases provide for periodic rate negotiation or escalation. The leases generally provide for payment of property taxes, insurance and maintenance costs by the Company. Rental expense, including month-to-month leases, reported in noninterest expense was $417,000, $408,000 and $165,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, future minimum rental commitments under noncancellable operating leases that have a remaining life in excess of one year are as follows (In thousands):

2009	$368
2010	230
2011	129
2012	86
2013	22

Total	$835

NOTE F - GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2008 and 2007:

	2008	2007
	(Amounts in thousands)
Goodwill, beginning of year	$26,129	$26,129
Goodwill acquired during the year	—	—

Goodwill, end of year	$26,129	$26,129

Other intangibles – gross	$2,524	$2,524
Less accumulated amortization	708	460

Other intangibles – net	$1,816	$2,064

Other intangibles amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $248,000, $251,000 and $115,000, respectively. The following table presents estimated amortization expense for other intangibles.

Estimated Amortization Expense
(Amounts in thousands)
For the Year Ending December 31:
2009	$246
2010	247
2011	237
2012	237
2013	237
Thereafter	612

$1,816

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE G - DEPOSITS

At December 31, 2008, the scheduled maturities of time deposits are as follows (amounts in thousands):

2009	$720,098
2010	97,260
2011	47,561
2012	15,214
2013	14,669
Thereafter	5,974

Total	$900,776

NOTE H - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(In thousands)
Repurchase agreements	$14,043	$9,949
Advances from the FHLB	179,600	52,700
Federal funds purchased	—	10,779
Revolving line of credit	500	7,500

	$194,143	$80,928

The Company may purchase federal funds through secured and unsecured federal funds guidance lines of credit totaling $20 million and $30 million, respectively, as of December 31, 2008. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

In addition, the Company utilizes short-term borrowings from FHLB and bears interest based upon the daily federal funds rate. Such advances of $179.6 million at December 31, 2008 had a maturity of January 1, 2009 and bore interest at an annual rate of 0.46%. These borrowings are secured as discussed below for other FHLB advances.

The Company also has an unsecured revolving line of credit of up to $20.0 million with a bank, bearing interest at the prime rate (3.25% at December 31, 2009) and maturing on October 1, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE I - LONG-TERM DEBT

Long-term debt at December 31, 2008 and 2007 consisted of the following fixed rate advances from FHLB:

Maturity	Interest rate	2008	2007
		(Amounts in thousands)
March 2010	5.71%	$5,000	$5,000
March 2010	5.92%	4,000	4,000
February 2011	4.84%	2,000	2,000
February 2011	2.15%	3,000	3,000
December 2011	4.21%	15,000	15,000
September 2017	3.73%	10,000	10,000
September 2017	3.66%	10,000	10,000
January 2018	2.15%	15,000	—
January 2018	2.27%	10,000	—
Advances repaid in 2008		—	21,000

		$74,000	$70,000

The above advances have been made against a $393.9 million line of credit secured by real estate loans in the amount of $139.3 million and investment securities with a fair value of $254.8 million. Advances must be adequately collateralized. The weighted average rate for advances outstanding at December 31, 2008 and 2007 was 3.52% and 4.05%, respectively.

A description of the junior subordinated debentures outstanding at December 31, 2008 and 2007 is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2008	2007
					(In thousands)
Bank of NC	6/07/2005	8,000	Libor plus 1.80%	7/07/2015	$8,000	$8,000
BNC Bancorp Capital Trust I	4/03/2003	5,000	Libor plus 3.25%	4/15/2033	5,155	5,155
BNC Bancorp Capital Trust II	3/11/2004	6,000	Libor plus 2.80%	4/07/2034	6,186	6,186
BNC Bancorp Capital Trust III	9/23/2004	5,000	Libor plus 2.40%	9/23/2034	5,155	5,155
BNC Bancorp Capital Trust IV	9/27/2006	7,000	Libor plus 1.70%	12/31/2036	7,217	7,217

					$31,713	$31,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

The junior subordinated debentures issued by the Bank of North Carolina are classified as Tier II capital for regulatory purposes. The junior subordinated debentures issued by the trusts currently qualify as Tier I capital for the Company, subject to certain limitations, and constitute a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities.

NOTE J - INCOME TAXES

Income tax expense is summarized as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)
Current:
Federal	$680	$2,016	$2,203
State	492	849	625

Total current	1,172	2,865	2,828

Deferred:
Federal	(630)	169	(236)
State	(128)	24	24

Total current	(758)	193	(212)

Total income tax expense	$414	$3,058	$2,616

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% was as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)
Pre-tax income	$4,401	$10,496	$8,786

Tax at statutory federal rate	$1,496	$3,569	$2,987

State income tax, net of federal benefit	240	576	427
Tax exempt interest income	(1,024)	(783)	(648)
Income from life insurance	(374)	(303)	(186)
Nondeductible deferred compensation	49	—	—
Other	25	(1)	36

	$414	$3,058	$2,616

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Significant components of deferred tax assets and liabilities at December 31 were as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,076	$4,381
Net operating losses carryforwards	337	454
Deferred compensation	1,566	1,337
Loans	151	272
Investments	155	216
Other	407	129

Total deferred tax assets	7,692	6,789

Deferred tax liabilities:
Premises and equipment	482	274
Leasing activities	1,148	1,129
Unrealized gains on securities available for sale	387	384
Unrealized gains on interest rate swaps	1,746	745
Core deposit intangibles	700	796
Deposits	—	7
Other	74	52

Total deferred tax liabilities	4,537	3,387

Net deferred tax asset included in other assets	$3,155	$3,402

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.

The Company has net operating loss carryforwards of approximately $1.3 million, which were acquired in the merger of Independence Bank. These loss carryforwards expire at various dates through 2022.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company did not have an accrual for uncertain tax positions at December 31, 2008 or 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE K - EMPLOYEE BENEFIT PLANS

The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. The Company matches 100% of such contributions up to 6% of the participant’s compensation. The plan provides that employees’ contributions are 100% vested at all times, and the Company’s contributions vest at 20% each year after the second year of service. The expense related to the plan for the years ended December 31, 2008, 2007 and 2006 was $598,000, $590,000 and $436,000, respectively.

NOTE L - SHARE-BASED COMPENSATION

The Company maintains a nonqualified stock option plan for directors and a qualified incentive stock option plan for key employees. Options granted under the nonqualified plan vest immediately and expire ten years after the grant date. Options granted under the qualified plan vest ratably over a five year period and expire ten years after the grant date. At December 31, 2008, the number of shares available for grant under the nonqualified and qualified plans were -0- and 2,785, respectively.

During 2004 the Company adopted, with shareholder approval in 2004, the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan. The Compensation Committee may grant or award eligible participants options, rights to receive restricted shares of common stock, and or stock appreciation rights (collectively referred to herein as “Rights”). This plan makes available 206,250 grants of Rights, subject to appropriate adjustment for stock splits, stock combinations, reclassifications and similar changes. With the exception of shares issued in connection with business combinations, the exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant. During 2005, the Company awarded 89,375 options that had a vesting schedule until February 2009 tied to the Company stock attaining certain prices prior to that date. As of December 31, 2008, there were 71,500 options vested and the aggregate number of rights available for issuance under this plan amounted to 116,875.

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

The Company has made no grants of options to employees during the years ended December 31, 2008, 2007 and 2006. During 2006 the Company issued 140,195 options with a weighted average exercise price of $8.46 in connection with its acquisition of SterlingSouth Bank & Trust Company. The fair value of the Company’s common stock on the date of issuance of those options was $16.52. The following table presents the assumptions for the Black-Scholes model used in determining the $10.00 fair value for each of the options issued in connection with that business combination:

Assumptions in estimating option values:

Risk-free interest rate	4.99%
Dividend yield	0.97%
Volatility	42.39%
Expected life	5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

A summary of option activity under the stock option plans as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding December 31, 2007	427,508	$8.08
Granted	—	—
Vested	—	—
Exercised	146,177	4.59
Forfeited	3,579	4.52

Outstanding December 31, 2008	277,752	9.96	5.8 years	$102

Exercisable December 31, 2008	259,877	9.71	5.8 years	$102

For the years ended December 31, 2008, 2007 and 2006 the intrinsic value of options exercised amounted to $1.2 million, $3.2 million and $675,000, respectively, and the fair value of options vested amounted to $0, $495,000 and $108,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $435,000, $495,000 and $105,000, respectively. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $286,000, $588,000 and $83,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

Stock Awards

A summary of the status of the Company’s non-vested stock awards for the years ended December 31, 2008 and 2007 is presented below:

	2008	2007	Weighted average grant date fair value
Non-vested – beginning of year	3,300	6,600	$16.52
Granted	—	—	16.52
Vested	2,200	3,300	16.52
Forfeited	—	—	—

Non-vested – end of year	1,100	3,300	$16.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

The fair value of restricted stock grants vested during 2008 and 2007 was $21,000 and $55,000, respectively.

As of December 31, 2008, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.

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

NOTE N - DIRECTOR AND EXECUTIVE OFFICER BENEFIT PLANS

The Company during 2004 entered into Salary Continuation Agreements with its chief executive officer and two other executive officers. These agreements replace the existing Supplemental Executive Retirement Plans for these executives. All of the Salary Continuation Agreements provide for lifetime benefits to be paid to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions of $440,000 in 2008, $465,000 in 2007 and $535,000 in 2006 were expensed for future benefits to be provided under these plans. The corresponding liability related to this plan was $2.8 million and $2.4 million as of December 31, 2008 and 2007, respectively.

The Company also has a deferred compensation plan for its directors. Expense provided under the plan totaled $208,000, $141,000 and $186,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose. At December 31, 2008 and 2007, the trust held 98,265 and 77,848 shares of Company common stock, respectively.

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

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary—actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2008, the most recent notification from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2008 and 2007, the Bank met its capital adequacy requirements as set forth below:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amounts in thousands)
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$130,814	11.46%	$91,311	8.00%	$114,139	10.00%
Tier I Capital (to Risk-Weighted Assets)	109,604	9.60%	45,656	4.00%	68,483	6.00%
Tier I Capital (to Average Assets)	109,604	8.44%	51,968	4.00%	64,960	5.00%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$99,722	10.31%	$77,379	8.00%	$96,724	10.00%
Tier I Capital (to Risk-Weighted Assets)	79,938	8.26%	38,711	4.00%	58,066	6.00%
Tier I Capital (to Average Assets)	79,938	7.40%	43,210	4.00%	54,012	5.00%

The Company is also subject to these capital requirements. At December 31, 2008 and 2007, the Company’s capital amounts are as follows:

	2008	2007
Total capital to risk-weighted assets	11.83%	10.44%
Tier I capital to risk-weighted assets	9.99%	8.12%
Tier I capital to average assets	8.77%	7.25%

On February 27, 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 and payable on September 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.

As a result of the special assessment and increased regular assessments, the Company projects it will experience an increase in FDIC assessment expense by approximately $2.6 million from 2008 to 2009. The 10 basis point special assessment represents $1.3 million of this increase. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

At December 31, 2008 and 2007, the information pertaining to the outstanding interest rate swap agreements used to hedge variable rate loans is as follows (dollar amounts in thousands):

	2008	2007
Notional amount	$55,000	$55,000
Weighted average pay rate	3.61%	7.25%
Weighted average receive rate	7.85%	7.85%
Weighted average maturity in years	2.1	3.2
Unrealized gain (loss) relating to interest rate swaps	$4,531	$1,931

This agreement requires the Company to make payments at a variable rate determined by a specified index (prime) in exchange for receiving payments at a fixed rate. The unrealized gains and losses are included in other assets or other liabilities, as appropriate, and in other comprehensive income, net of tax, in the accompanying consolidated balance sheet.

Risk management results for the year ended December 31, 2008 and 2007 related to the balance sheet hedging of variable rate loans indicate that the hedges were considered 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

At December 31, 2008 and 2007, outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk were as follows:

	2008	2007
	(In thousands)
Commitments under unfunded loans and lines of credit	$169,014	$203,945
Standby letters of credit	11,786	12,551
Commitments to sell loans held for sale	560	2,315

NOTE R - PARTICIPATION IN U.S. TREASURY CAPITAL PURCHASE PROGRAM

On December 5, 2008, the Company issued 31,260 shares of preferred stock to the U.S. Treasury for $31.3 million pursuant to the U.S. Treasury’s Capital Purchase Program (“CPP”). Additionally, the Company issued 543,337 common stock warrants to the U.S. Treasury as a condition to its participation in the CPP. The warrants have an exercise price of $8.63 each, are immediately exercisable and expire 10 years from the date of issuance. Proceeds from this sale of the preferred stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The preferred shares are redeemable at the option of the Company under certain circumstances during the first three years and only thereafter without restriction. The preferred stock and common stock warrants qualify as Tier 1 capital.

Based on a Black Scholes option pricing model, the common stock warrants have been assigned a fair value of $3.41 per warrant, as of December 12, 2008 using the following assumptions; a risk free interest rate of 2.73% an expected life of 10 years, an expected dividend yield of 2.50% and expected volatility of 49.1%. The Company also estimated a fair value for the preferred stock by discounting future cash flows at 13% under the assumption that the shares will redeemed at the end of five years. The total proceeds of $31.3 million were allocated to the preferred stock and the warrants based upon those relative fair values, resulting in a value assigned to the warrants of $2.4 million and discount on the preferred stock of the same amount. The discount on the preferred stock obtained above and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $420,000 to $551,000 per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE S - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of BNC Bancorp as of and for the years ended December 31, 2008 and 2007 (In thousands):

Condensed Statements of Financial Condition

December 31, 2008 and 2007

	2008	2007
Assets
Cash and due from banks	$4,089	$6,849
Due from bank subsidiary	—	131
Investment in bank subsidiary	140,949	109,985
Other assets	986	996

Total assets	$146,024	$117,961

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$886	$356
Due to bank subsidiary	245	—
Short-term borrowings	500	7,500
Subordinated debentures	23,713	23,713

Total liabilities	25,344	31,569

Shareholders’ equity:
Preferred stock	31,260	—
Discount on preferred stock	(2,382)	—
Common stock, no par value	70,432	70,042
Common stock warrants	2,412	—
Retained earnings	15,558	14,496
Accumulated other comprehensive income	3,400	1,854

	120,680	86,392

Total liabilities and shareholders’ equity	$146,024	$117,961

Condensed Statements of Operations

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Dividends from bank subsidiary	$720	$3,087	$6,780
Equity in undistributed earnings of bank subsidiary	5,290	6,517	852
Other income	35	56	44
Interest expense	(1,967)	(2,168)	(1,463)
Non-interest expense	(91)	(54)	(43)

Net income	$3,987	$7,438	$6,170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Condensed Statements of Cash Flows

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Operating activities:
Net income	$3,987	$7,438	$6,170
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(5,290)	(6,517)	(852)
Amortization	11	12	12
Stock-based compensation	55	55	114
Increase in other assets	(1)	—	(2)
Increase in other liabilities	50	55	43

Net cash (used) provided by operating activities	(1,188)	1,043	5,485

Investing activities:
Investment in bank subsidiary	(25,086)	(7,089)	(7,173)
Consideration used in business combination	—	—	(3,810)

Net cash used by investing activities	(25,086)	(7,089)	(10,983)

Financing activities:
Due (from) to subsidiaries	376	—	(846)
Proceeds (repayments) on short-term borrowings	(7,000)	7,500	—
Proceeds from subordinated debentures	—	—	7,217
Proceeds from issuance of preferred stock	31,260	—	—
Proceeds from issuance of common stock	—	5,446	—
Proceeds from exercise of stock options	435	495	105
Tax benefit from exercise of stock options	286	588	83
Purchase and retirement of common stock	(386)	—	(225)
Cash dividends paid	(1,457)	(1,262)	(730)

Net cash provided by financing activities	23,514	12,767	5,604

Net (decrease) increase in cash and cash equivalents	(2,760)	6,721	106

Cash and cash equivalents, beginning	6,849	128	22

Cash and cash equivalents, ending	$4,089	$6,849	$128

NOTE T - BUSINESS COMBINATION

On February 6, 2006, the Company and SterlingSouth Bank & Trust Company (SterlingSouth) jointly announced the execution of a definitive agreement in which BNC Bancorp would acquire SterlingSouth of Greensboro, North Carolina. The acquisition was approved at the annual shareholders’ meeting on June 15, 2006 and the transaction took place effective with the close of business on July 20, 2006. SterlingSouth shareholders exchanged each share of SterlingSouth stock for 1.21056 shares of BNC Bancorp common stock. As a result of the acquisition, the Company paid $3.2 million in cash for the outstanding options and warrants to purchase SterlingSouth common stock and has issued 1,686,370 additional shares of stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of SterlingSouth subsequent to July 20, 2006 included in the Company’s consolidated financial statements. The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2006, assuming the acquisition had occurred at the beginning of that year (in thousands).

Net interest income	$30,039
Net income	6,950
Net income per share:
Basic	$1.04
Diluted	1.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

The pro forma net income for the year ended December 31, 2006 does not reflect approximately $2.1 million and $219,000 in after tax merger related costs incurred by SterlingSouth and the Company, respectively. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of 2006.

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

NOTE U - SUBSEQUENT EVENT

In February 2009, the Company entered into an unsecured $250 million funding arrangement with a third party and hedged its interest rate risk with $250 million of derivative instruments. The effect of this transaction is to fix the Company’s cost of funds for this amount for up to five years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Moreover, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that the judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, we believe that, as of December 31, 2008, the Company maintained effective internal control over financial reporting based on those criteria.

W. Swope Montgomery, Jr.	David B. Spencer
President and Chief Executive Officer	Chief Financial Officer

The effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008 has been audited by Cherry, Bekaert & Holland, L.L.P., an independent registered public accounting firm, as stated in their report on page F-2.

There have been no significant changes in internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers. The information concerning the Company’s directors and executive officers required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

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

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that is applicable to all of its directors, officers and employees, including its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s Code of Business conduct and Ethics adopted by the Company’s Board of Directors may be found on the Bank’s website: www.bankofnc.com.

In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Business Conduct and Ethics that applies to the principal executive officer or senior financial officer that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by filing a Form 8-K with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning compensation and other matters required by this Item 11 is incorporated herein by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required by the Item 12 is incorporated herein by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents as of December 31, 2008, the number of securities so be issued upon the exercise of outstanding options, the weighted average price of the outstanding options and the number of securities remaining for further issuance under the plans. The Bank of North Carolina Stock Option Plans for Non-Employees/Directors and Key Employees and the Omnibus Stock Ownership and Long Term Incentive Plan have been approved by the shareholders.

	(a)	(b)	(c)
Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation plans Approved by our stockholders	259,877	$9.71	119,660

Equity compensation plans not Approved by our stockholders	—	—	—

Total	259,877	$9.71	119,660

(a)	Of the 277,752 stock options issued under the Plans, a total of 259,877 of those stock options have vested or are exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT

The information concerning certain relationships and related transactions and director independence required by this Item 13 is incorporated herein by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services required by this Item 14 is incorporated herein by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this Form 10-K.

(a)(2) NA

(a)(3) See Exhibits 10(i)(a) through 10(vii)(d) below.

15(b) Exhibits

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K—Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (3)(i)(a)	Articles of Amendment dated December 2, 2008, regarding the Series A Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K—Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K—Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (4)(i)	Form of Stock Certificate, regarding the Series A Preferred Stock incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit (4)(ii)	Warrant dated December 5, 2008, for the purchase of shares of Common Stock incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit 10.1	Letter Agreement dated December 23, 2008 between the Registrant and the United States Treasury, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(i)(a)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(i)(a)(1)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and W. Swope Montgomery, Jr. incorporated herein by reference to Exhibit 10.2 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(i)(b)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(i)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(i)(b)(2)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and Richard D. Callicutt, II incorporated herein by reference to Exhibit 10.5 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(i)(c)	Employment Agreement dated as of December 31, 2005 among the Company, the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(i)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit 10(i)(c)(3)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and David B. Spencer incorporated herein by reference to Exhibit 10.3 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(ii)(a)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(b)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(c)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit (10)(vi)(a)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(b)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(c)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated herein by reference to Exhibit (10)(vii) of Form 10-K filed with the SEC on March 31, 2005.

Exhibit (10)(viii)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and Thomas N. Nelson, incorporated herein by reference to Exhibit 10.6 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit 10(ix)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and William Harvey McMurray III, incorporated herein by reference to Exhibit 10.7 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit 10(x)	Separation and Non-Competition Agreement dated June 16, 2008 by and among BNC Bancorp, Bank of North Carolina and Ralph N. Strayhorn III.

Exhibit (11)	Statement regarding computation of per share earnings (included herein on Page F-15)

Exhibit (12)	Statement regarding computation of ratios

Exhibit (21)	Subsidiaries of the Registrant: incorporated by reference to ITEM 1. Business “Subsidiaries”

Exhibit (23i)	Consent of Cherry Bekaert & Holland LLP

Exhibit (31)(i)	Rule 13a-14(a)\15d-14(a) Certifications

Exhibit 31(ii)	Rule 13a-14(a)\15d-14(a) Certifications

Exhibit (32)	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNC BANCORP

	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
Date: March 16, 2009		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. Swope Montgomery, Jr.	President, Chief Executive Officer	March 16, 2009
W. Swope Montgomery, Jr.	and Director

/s/ David B. Spencer	Executive Vice President, and	March 16, 2009
David B. Spencer	Chief Financial Officer

/s/ Richard D. Callicutt, II	Executive Vice President,	March 16, 2009
Richard D. Callicutt, II	Chief Operating Officer, and Director

/s/ Lenin J. Peters, M.D.	Director	March 16, 2009
Lenin J. Peters, M.D.

/s/ Thomas R. Smith, CPA	Director	March 16, 2009
Thomas R. Smith, CPA

/s/ Colon E. Starrett	Director	March 16, 2009
Colon E. Starrett

/s/ W. Groome Fulton, Jr.	Director	March 16, 2009
W. Groome Fulton, Jr.

/s/ Larry L. Callahan	Director	March 16, 2009
Larry L. Callahan

/s/ Joseph M. Coltrane, Jr.	Director	March 16, 2009
Joseph M. Coltrane, Jr.

/s/ Charles T. Hagan, III	Director	March 16, 2009
Charles T. Hagan, III

/s/ Randall R. Kaplan	Director	March 16, 2009
Randall R. Kaplan

/s/ Thomas R. Sloan	Director	March 16, 2009
Thomas R. Sloan

/s/ Robert A. Team	Director	March 16, 2009
Robert A. Team

/s/ D. Vann Williford	Director	March 16, 2009
D. Vann Williford

/s/ Richard F. Wood	Director	March 16, 2009
Richard F. Wood