Form 10-Q
period 2009-03-31
BNC BANCORP
filed 2009-05-11
CIK 1210227

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2009, the registrant had outstanding 7,339,501 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$14,269	$13,028
Interest-earning deposits in other banks	1,614	23,742
Securities available for sale, at fair value	454,768	416,564
Securities held to maturity, at amortized cost	6,000	6,000
Federal Home Loan Bank stock, at cost	6,160	13,444
Loans held for sale	3,009	560
Loans	1,004,814	1,007,788
Less allowance for loan losses	(14,504)	(13,210)

Net loans	990,310	994,578
Accrued interest receivable	7,746	7,392
Premises and equipment, net	26,213	25,770
Investment in life insurance	26,870	26,629
Goodwill	26,129	26,129
Other assets	27,444	19,040

Total assets	$1,590,532	$1,572,876

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$60,465	$61,927
Interest-bearing demand	439,766	172,501
Savings	11,687	10,809
Time deposits of $100,000 and greater	605,787	677,821
Other time	168,895	222,955

Total deposits	1,286,600	1,146,013

Short-term borrowings	62,054	194,143
Long-term debt	105,713	105,713
Accrued expenses and other liabilities	18,142	6,327

Total liabilities	1,472,509	1,452,196

Shareholders’ Equity:
Preferred stock, no par value, authorized 20,000,000 shares; 31,260 issued and outstanding at March 31, 2009 and December 31, 2008	31,260	31,260
Discount on preferred stock	(2,277)	(2,382)
Common stock, no par value; authorized 80,000,000 shares; 7,339,501 and 7,350,029 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	70,316	70,433
Common stock warrants	2,412	2,412
Retained earnings	16,433	15,557
Stock in directors rabbi trust	(1,307)	(1,233)
Directors deferred fees obligation	1,307	1,233
Accumulated other comprehensive income (loss)	(121)	3,400

Total shareholders’ equity	118,023	120,680

Total liabilities and shareholders’ equity	$1,590,532	$1,572,876

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$13,971	$17,252
Investment securities:
Taxable	3,755	293
Tax-exempt	1,725	732
Interest on interest-earning balances	90	20
Other interest income	—	105

TOTAL INTEREST INCOME	19,541	18,402

INTEREST EXPENSE
Interest on demand deposits	1,102	992
Interest on savings deposits	3	3
Interest on time deposits of $100,000 and greater	5,925	4,896
Interest on other time deposits	973	2,253
Interest on short-term borrowings	55	687
Interest on long-term debt	1,068	1,379

TOTAL INTEREST EXPENSE	9,126	10,210

NET INTEREST INCOME	10,415	8,192

PROVISION FOR LOAN LOSSES	3,000	725

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,415	7,467

NON-INTEREST INCOME
Mortgage fee income	192	267
Service charges on deposit accounts	652	698
Investment brokerage fees	119	109
Increase in cash surrender value of life insurance	228	275
Other income	27	26

TOTAL NON-INTEREST INCOME	1,218	1,375

NON-INTEREST EXPENSE
Salaries and employee benefits	4,134	4,004
Occupancy expenses	572	488
Furniture and equipment expense	304	249
Data processing and supply expense	269	243
Advertising and business development expenses	235	118
Insurance, professional and other services	935	692
Other operating expenses	937	652

TOTAL NON-INTEREST EXPENSE	7,386	6,446

INCOME BEFORE INCOME TAX EXPENSE	1,247	2,396

INCOME TAX EXPENSE (BENEFIT)	(120)	696

NET INCOME	1,367	1,700

LESS DIVIDENDS ON PREFERRED STOCK	(491)	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$876	$1,700

BASIC NET INCOME PER SHARE	$.12	$.23

DILUTED NET INCOME PER SHARE	$.12	$.23

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	7,338,860	7,278,648

DILUTED	7,343,529	7,422,815

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Amounts in thousands)
Net income	$1,367	$1,700

Other comprehensive loss:
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	5,240	2
Tax effect	(2,020)	(1)
Reclassification of gains recognized in net income	—	—
Tax effect	—	—

Net of tax amount	3,220	1

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(10,970)	1,655
Tax effect	4,229	(638)

Net of tax amount	(6,741)	1,017

Total other comprehensive loss	(3,521)	1,018

Comprehensive income (loss)	$(2,154)	$2,718

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Common stock warrants	Preferred stock	Discount on preferred stock	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2008	7,350,029	$70,433	$2,412	$31,260	$(2,382)	$15,557	$(1,233)	$1,233	$3,400	$120,680
Net income	—	—	—	—	—	1,367	—	—	—	1,367
Directors deferred fees	—	—	—	—	—	—	(74)	74	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(3,521)	(3,521)
Common stock issued pursuant to:
Exercise of stock options	4,538	27	—	—	—	—	—	—	—	27
Repurchase of common shares	(15,066)	(144)	—	—	—	—	—	—	—	(144)
Preferred stock dividends	—	—	—	—	105	(491)	—	—	—	(386)

Balance, March 31, 2009	7,339,501	$70,316	$2,412	$31,260	$(2,277)	$16,433	$(1,307)	$1,307	$(121)	$118,023

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Amounts in thousands)
Operating Activities
Net income	$1,367	$1,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384	364
Amortization (accretion) of premiums and discounts, net	20	(85)
Amortization of core deposit intangible	—	62
Stock-based compensation	—	14
Deferred compensation	140	145
Provision for loan losses	3,000	725
Provision for loss on foreclosed real estate	30	—
Net increase in cash surrender value of life insurance	(228)	(275)
(Gain) loss on sales of foreclosed assets	—	12
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(2,449)	(516)
(Increase) decrease in accrued interest receivable	(354)	(411)
(Increase) decrease in other assets	(321)	543
Increase (decrease) in accrued expenses and other liabilities	1,323	52

Net cash provided by operating activities	2,912	2,330

Investing Activities
Purchases of securities available for sale	(40,861)	(4,020)
Proceeds from calls and maturities of securities available for sale	7,851	2,071
Purchase (redemption) of Federal Home Loan Bank stock	7,284	365
Investment in life insurance	(13)	(1,506)
Net increase in loans	(5,609)	(51,116)
Purchase of premises and equipment	(827)	(877)
Proceeds from sales of foreclosed assets	667	146

Net cash used by investing activities	(31,508)	(54,937)

Financing Activities
Net increase in deposits	140,587	73,493
Net increase (decrease) in short-term borrowings	(132,089)	(43,978)
Net increase in long-term debt	—	25,000
Proceeds from exercise of stock options	27	68
Excess tax benefits from stock options exercised	—	—
Purchase and retirement of common shares	(144)	—
Cash dividends paid	(672)	(1,457)

Net cash provided by financing activities	7,709	53,126

Net increase in cash and cash equivalents	(20,887)	519

Cash and cash equivalents, beginning of period	36,770	21,054

Cash and cash equivalents, end of period	$15,883	$21,573

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This quarterly report should be read in conjunction with the Annual Report.

NOTE B - COMMITMENTS

At March 31, 2009, loan commitments were as follows (in thousands):

Commitments to extend credit	$42,687
Undisbursed lines of credit	111,571
Letters of credit	12,882
Commitments to sell loans held for sale	3,009

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

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2009	2008
Weighted average number of common shares used in computing basic net income per share	7,338,860	7,278,648

Effects of dilutive stock options and restricted stock	4,669	144,167

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,343,529	7,422,815

For the three months ended March 31, 2009, there were 209,992 options that were anti-dilutive because the exercise price exceeded the average share value for the quarter.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D - FAIR VALUE MEASUREMENT

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are priced using quoted prices (unadjusted) for identical assets in active markets (Level 1) or through matrix pricing based on securities’ relationship to other benchmark quoted prices (Level 2).

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the loans held for sale at March 31, 2009 and December 31, 2008.

Loans

Fair value adjustments to impaired collateral dependent loans are sometimes recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions concerning the amount and timing of the cash flows associated with that loan.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2. As of March 31, 2009 the Company’s derivative instruments consist solely of interest rate swaps. Derivative assets and liabilities are included in other assets and other liabilities, respectively, in the accompanying consolidated balance sheet.

Foreclosed Assets

Fair value adjustments to foreclosed real estate and other repossessed assets are recorded at the lower of carrying amount of the loan or fair value less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Those adjustments are categorized as a loss on real estate owned. At March 31, 2009 and December 31, 2008 there were no significant fair value adjustments made to foreclosed assets that totaled $5.0 million and $11.2 million, respectively.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE D - FAIR VALUE MEASUREMENT (Continued)

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. There were no fair value adjustments related to goodwill of $26.1 million and other intangible assets of $1.8 million at March 31, 2009 and December 31, 2008.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Description	Assets (Liabilities) Measured at Fair Value	Fair Value Measured Using
		Level 1	Level 2	Level 3
At March 31, 2009:
Available-for-sale securities	$454,768	$—	$454,768	$—
Interest rate swaps	4,198	—	4,198	—
Interest rate swap	(10,568)	—	(10,568)	—

At December 31, 2008:
Available-for-sale securities	$416,564	$—	$416,564	$—
Interest rate swaps	4,531	—	4,531	—

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

Description	Assets (Liabilities) Measured at Fair Value	Fair Value Measured Using
		Level 1	Level 2	Level 3
At March 31, 2009:
Loans	$26,142	$—	$—	$26,142

At December 31, 2008:
Available-for-sale securities	$13,002	$—	$—	$13,002

NOTE E - DERIVATIVE INSTRUMENTS

The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE E - DERIVATIVE INSTRUMENTS (Continued)

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the cash flow of the hedge items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively.

During 2005 and 2006 the Company entered into cash flow hedges with nominal amounts aggregating $25 million and $30 million, respectively, to fix the interest rate received on certain variable rate loans at a combined weighted average rate of 7.85%. The aggregate fair value of these derivatives of $4.2 million is included in other assets in the accompanying consolidated balance sheet. The change in the fair value of these derivatives during the three months ended March 31, 2009 was a decrease of $332,000 which is included in other comprehensive income for the quarter.

In addition, during the first quarter of 2009, the Company entered into a five-year interest rate swap agreement with a notional amount of $250 million to effectively fix the interest rate on $250 million of the Company’s money market deposit accounts at 2.95%. This interest rate swap was also designated as a cash flow hedge. The fair value of this derivative at March 31, 2009 was a liability of $10.6 million, which is included in other liabilities in the accompanying consolidated balance sheet and also as a component of other comprehensive for the quarter. In addition, ineffectiveness of $319,000 related to this hedge that arose during the three months ended March 31, 2009 is included in interest expense on demand deposits in the accompanying consolidated statement of income.

Counterparty Credit Risk

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.

Credit-Risk Related Contingent Features

The Company’s derivative instrument does not contain any credit-risk related contingent features.

Additional disclosures related to the fair values of the Company’s derivative financial instruments are presented in Note D.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations,” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS No. 141(R) expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under SFAS No. 141(R) the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under SFAS No. 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) on January 1, 2009, had no effect on the Company’s consolidated financial statements.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company adopted the provisions of SFAS No. 160 in the first quarter 2009. The adoption of SFAS No. 160 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company adopted the provisions of SFAS No. 161 in the first quarter 2009. The adoption of SFAS No. 161 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the initial application of SFAS No. 162 will not have an impact on our financial statements.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

On January 12, 2009, FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s statement of operations and balance sheet.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s consolidated financial statements.

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Executive Summary

In the first quarter of 2009, with the growing impact of an economic slowdown, management has continued to focus on managing credit quality, building liquidity sources, managing capital, and improving operational earnings of the Company. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

Managing Credit Quality

Senior management continues to work closely with credit administration, third-party credit review specialists, and our lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy. When problems are identified, management remains diligent in assessing the situation, and providing a quick plan to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with the Bank to achieve an acceptable resolution of the credit. As we address each situation on a case-by-case basis, if the economic slowdown continues, we will most likely experience a rise in non-performing assets if management determines it is in the shareholders’ best interest to work with the borrower or oversee a viable project through to completion.

Despite North Carolina’s resiliency during the current real estate downturn, we do anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in our state. Through our Builder Participation Program we have been able to move approximately $10 million out of our builder construction portfolio into permanent mortgages to qualified borrowers. We have extended this program to cover the residential lot inventory of our development borrowers. This program can be accessed through our website at www.bankofnc.com/builderparticipation.html.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the first quarter, management negotiated a $250 million money market funding arrangement which, through a swap transaction, carries a fixed effective cost of 2.95% over a five year period. In addition to interest expense protection for five years, by this funding being unsecured, it allowed us to paydown borrowings at the FHLB that required over $270 million of our investment portfolio to be pledged as collateral. This collateral is now unencumbered, and available to meet certain unforeseen liquidity demands that may arise.

In addition, management continues to build off-balance sheet sources of liquidity. During the first quarter, the available borrowing capacity through the Federal Reserve Discount Window was increased through pledges of investment securities and qualifying loan collateral. Our intent is to have a minimum line amount of $200 million available through the Discount Window for the remainder of 2009.

Managing Capital

The Company was able to bolster its capital levels through its participation in the Capital Purchase Program in the fourth quarter of 2008. Of the total $31.3 million Capital Purchase Program funds, $7 million was applied immediately to repayment of borrowings outstanding under a $20 million line of credit with a Georgia-based financial institution, a line of credit we had drawn upon earlier in the year as a source of bank capital contributions at a time when capital markets were frozen and non-functioning. Outstanding borrowings under the line of credit were paid down from $7.5 million to $500,000 on December 5, 2008. Another $22 million of the Capital Purchase Program funds were contributed to the Bank as additional equity capital. The remaining funds, approximately $2 million, were retained by the Company for general corporate purposes. With total risk-based capital levels at 12.04% and 11.83% at March 31, 2009 and December 31, 2008, respectively, the Company is well above the minimum 10% requirement to be classified as well-capitalized.

Despite healthy capital levels, with significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in our efforts to maintain healthy levels of excess capital above minimum requirements. While many companies within the banking industry have cut or eliminated their cash dividends, the Company has chosen to retain the quarterly cash dividend at fair and reasonable levels. If a prolonged economic downturn results in capital utilization above acceptable levels, the Company is prepared to suspend cash dividends.

Improving Operational Earnings

Pretax, pre-provision, post CPP dividend earnings for the first quarter was $3.76 million, an increase of $820,000 or 27.9% compared to the $2.94 million earned in the fourth quarter of 2008. When compared to the third quarter of 2008, which was the last quarter before the CPP capital injection, the first quarter operational earnings, as defined above, increased by $628,000, or 20.1%, compared to the $3.13 million reported during the third quarter.

During the fourth quarter, in anticipation of receiving the CPP capital funds, management began implementing a strategy to deploy these capital funds into government agency mortgage-backed securities, well before rates in this sector began to decline due to aggressive purchases by the Federal Reserve, the Treasury Department, and other community banks seeking to leverage their new Capital Purchase Program funds. That strategy resulted in the Company purchasing $265 million of FNMA and FHLMC sponsored mortgage-backed securities in November and December of 2008, and an additional $76 million of bank-qualified municipal government securities during the fourth quarter of 2008 and the first quarter of 2009. The tax equivalent yield on these investments was 5.70%. These asset purchases were funded by short-term deposits at rates below 1.0% and by the $250 million money market transaction which carries a fixed five year cost of 2.95%. This leverage transaction has provided sufficient net interest income to offset the cost of the CPP dividends, and provide additional operational income to the Company.

In addition, the Company’s net interest margin improved during the first quarter compared to the fourth quarter of 2008. The Company continues to experience declines in the cost of its CD portfolio as they reprice at lower rates at maturity. We anticipate this to continue for the remainder or 2009 unless short-term rates rise unexpectedly.

Financial Condition at March 31, 2009 and December 31, 2008

During the first quarter of 2009, total assets increased by $17.6 million to $1.59 billion from $1.57 billion at December 31, 2008. At March 31, 2009, our loans totaled $1.00 billion, a decrease of $3.0 million, or 0.3%, during the first three months of the year. Deposits increased by $140.6 million, as a result of the $267.3 million increase in money market balance, and a $126.1 million decline in CD’s. Borrowings also declined by $131.2 million during the quarter, as the proceeds from the gains in money market were used to reduce borrowings and the CD portfolio. Total liquid assets, which include cash and cash equivalents and securities available for sale, ended the quarter at 30.0% of total assets, or $476.7 million, a $17.3 million increase from the $459.3 million reported at December 31, 2008. As noted in the Executive Summary, management continued its emphasis on growing liquid assets, as evidenced by the $17.3 million increase in cash equivalents. At March 31, 2009, premises and equipment, net of depreciation, increased by $443,000 during the three months as we continue to invest in our Company’s branch office infrastructure, primarily the new office in North Davidson.

Deposits continue to be our primary funding source. At March 31, 2009, deposits totaled $1.29 billion, an increase of $140.6 million, or 12.3%, from year-end 2008. This change was due to an increase of $267.3 million in our money market deposit portfolio, a $72.0 million decline in our CD totals greater than $100,000, and a $54.1 million decline in CD’s less than $100,000. While we continue to utilize borrowings to support balance sheet management and growth, during the first quarter the Company repaid $127.1 million of short-term borrowings and $5.0 million of long-term debt. We had $105.7 million of long-term debt outstanding at March 31, 2009, compared to $110.7 million outstanding at year-end 2008. During the period ended March 31, 2009, short-term borrowings decreased from $189.1 million to $62.1 million.

During the second half of 2008, with deposit rates elevated in our local markets due to several large institutions having significant liquidity challenges, management began issuing CD’s through the wholesale markets in larger volumes and at much lower rates than in our local markets. During the first three months of 2009, the $250 million money market transaction replaced much of the large overnight borrowing position at the FHLB at the end of 2008. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements.

Our capital position remains above all necessary regulatory thresholds to be considered well capitalized. At March 31, 2009, our shareholders’ equity totaled $118.0 million, a decrease of $2.7 million from the December 31, 2008 balance. The changes in shareholders’ equity were an increase in net income for the three-month period in the amount of $1.4 million, a decrease in the unrealized gains on securities of $3.5 million, and the $386,000 payment of preferred stock dividends to the United States Treasury. At March 31, 2009, the Bank and the Company was considered to be “well capitalized” as such terms are defined in applicable regulations.

Results of Operations for the

Three Months Ended March 31, 2009 and 2008

Net Income. The Company reported net income of $1.37 million and net income available to common shareholders of $876,000, or $0.12 per diluted share for the quarter ended March 31, 2009, as compared with net income of $1.7 million, or $0.23 per diluted share for the first quarter of 2008. Net interest income for the first quarter of 2009 increased to $10.4 million, a $2.2 million, or 27.1%, while non-interest income decreased by $157,000, or 11.4%. The increases in income are greater than the $940,000 increase in non-interest expenses, which totaled $7.39 million during the first quarter of 2009 as compared with $6.45 million during the same three month period in 2008. The provision for loan losses for the three months ended March 31, 2009 was $3.0 million, representing an increase of $2.3 million, or 313.8%, from the $725,000 charged to the provision for the three months ended March 31, 2008.

The Company experienced solid growth, with total assets averaging $1.59 billion during the current three-month period as compared to $1.16 billion in the prior year quarter, an increase of $433.7 million, or 37.4%, largely as a result of investment securities increasing by $360.5 million and loans increasing by $43.7 million.

Net Interest Income. Net interest income increased by $2.2 million, or 27.1%, to $10.4 million for the three months ended March 31, 2009. Net interest income on a fully taxable equivalent (FTE) basis was $11.4 million for the first quarter of 2009, compared to $8.6 million for the first quarter of 2008. The increase in net interest income in the first quarter 2009 is primarily due to average investment securities increasing to $448.8 million compared to $88.3 million for the first quarter of 2008. The first quarter 2009 net interest margin on a fully taxable equivalent basis was 3.11%, compared to 3.29% for the first quarters of 2008.

Total interest income benefited from strong growth in the level of average earning assets, primarily in the loan and investment portfolios, however this growth was partially offset by a declining net interest margin as a result a prolong series of short-term rate cuts by the Federal Reserve. Average interest-earning assets for the current three-month period amounted to $1.48 billion, an increase of 41.5% compared with the same period in 2008. The average tax equivalent yield on total interest-earning assets for the current three month period was 5.60%, a 159 basis point decrease from the 7.19% in the first quarter of 2008 that reflects the downward trend in interest rates from period to period.

Average total interest-bearing liabilities increased by $409.7 million, or 41.2%, consistent with the increase in interest-earning assets. Average cost of total interest-bearing liabilities decreased by 148 basis points from 4.11% to 2.63%, as short-term rates on deposits and borrowings trended downward. For the three months ended March 31, 2009, the Company’s tax equivalent net interest spread was 2.97% and the tax equivalent net interest margin was 3.11%. For the three months ended March 31, 2008, the tax equivalent net interest rate spread was 3.08%, and the tax equivalent net interest margin was 3.29%.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2009 was $3.0 million, representing an increase of $2.3 million, or 313.8%, from the $725,000 charged to the provision for the three months ended March 31, 2008. Net loan charge-offs were $1.7 million during the three months ended March 31, 2009, as compared with net loan charge-offs of $312,000 in the same three-month period in 2008. The level of non-performing assets at March 31, 2009 amounted to $17.8 million, 1.12% of total assets compared to 0.67% at March 31, 2008. The level of our allowance expressed as a percentage of gross loans increased from 1.24% at March 31, 2008 to 1.44% at the end of the current quarter.

Non-Interest Income. For the three months ended March 31, 2009, non-interest income decreased $157,000, or 11.4%, to $1.22 million from $1.37 million reported for the same period in the prior year. This decrease resulted principally from a decline in the increase in cash surrender value of life insurance, service charges on deposit accounts, and mortgage fee income. The decline in mortgage fee income is principally due to inefficiencies in the secondary mortgage market relating to acceptable appraisal standards. The mortgage company processed and submitted to investors for approval a higher volume and dollar amount of loans than in the year ago quarter, however, due to a greater number of loans being rejected due to appraisal issues surrounding comparable sales, fee income declined this quarter.

Non-Interest Expense. We strive to maintain levels of non-interest expense that we believe are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum the Company has experienced has been the continuous investment in our banking franchise, both in people and locations. As we strive to maintain momentum in our Company, we will incur costs associated with investments in people, facilities, and technology that we anticipate will benefit our shareholders as these investments reach their potential.

Noninterest expense was $7.39 million for the three months ended March 31, 2009, up $940,000, or 14.6%, from $6.44 million for the quarter ended March 31, 2008. The increase in non-interest expense was attributable to 1) a $130,000 net increase in personnel expense after redeploying salary dollars into the development of a treasury sales and support team, the expansion of the retail banking team, and the formation of a special assets team, 2) a $255,000 increase in FDIC and State assessments, 3) a $180,000 increase in expenses associated with loan collection and foreclosed properties, and 4) a $115,000 increase in advertising as part of our strategy to grow core deposits and increase visibility during a period when many of our larger competitors are being acquired or in a defensive posture. Salaries and employee benefits expense increased by $130,000, or 3.2%, to $4.1 million for the current year period compared to $4.0 million for the same period in the prior year.

Provision for Income Taxes. For the three months ended March 31, 2009 the provision for income taxes reflects a credit of $120,000 compared to a charge of $696,000 for the first quarter of 2008. We generate significant amounts of non-taxable income from tax exempt investment securities and from our investment in life insurance. Accordingly, the levels of such income in relation to income before income taxes significantly affects our effective tax rate. For the three months ended March 31, 2009 our non-taxable income exceeded our income before income taxes, resulting in a reduction of total income subject to income taxes for the year to date period.

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

Because of the uncertainty in the capital and funding markets currently, we are maintaining an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities relative to prior periods. These aggregated $476.7 million at March 31, 2009 compared to $459.3 million at December 31, 2008. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $237.3 million from the FHLB of Atlanta, with $74.0 million outstanding at March 31, 2009. In addition to these liquidity sources, we have access to unsecured lines of credit for short-term liquidity needs, and the Promontory Interfinancial Network weekly funds auctions where we have another $150 million in availability. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2009, the Tier I risk-based capital ratio for the Bank was 9.78%, the total risk-based capital ratio was 11.74% and all other capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The total risk-based capital ratio at the Company was 12.04%, thus classifying the Company at “well-capitalized” for regulatory purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to, the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2008.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2009 to January 31, 2009	15,066	$9.50	15,066	417,550
February 1, 2009 to February 28, 2009	—	$—	—	417,550
March 1, 2009 to March 31, 2009	—	$—	—	417,550

Year-to-date	15,066	$9.50	15,066	417,550

(1)	These shares were purchased pursuant to a Company benefit plan, as allowed under the terms of the CPP agreements.

The maximum amount of shares that may be purchased in the stock repurchase program is limited to 10% of the outstanding common stock within any 12 month period. As of March 31, 2009, the maximum number of shares able to be purchased by the Company amounted to 417,550 shares, with 247,904 repurchased. On Friday, July 11, 2008, the Company announced that the Board of Directors has authorized the repurchase of up to $1 million of its common stock under the existing stock repurchase plan adopted in May 2003. Under the terms of the stock repurchase plan, BNC Bancorp will be able to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions at appropriate times to allow it to enhance the value of its stock for its shareholders in concert with its ongoing emphasis on managing its capital position. So long as the U.S. Treasury holds equity in the Company, no shares may be purchased under the Company’s stock repurchase plan without approval from the U.S. Treasury.

Under the terms of the CPP, the Company is prohibited, without the prior approval of the U.S. Treasury, from repurchasing its shares of common stock so long as the U.S. Treasury holds equity in the Company.

Item 4. Submission of Matters to a Vote of Securities Holders

N/A.

Item 6. Exhibits

Exhibit No.	Description
Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (3)(i)(a)	Articles of Amendment dated December 2, 2008, regarding the Series A Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g- 3, filed with the SEC on December 17, 2002.

Exhibit (4)(i)	Form of Stock Certificate, regarding the Series A Preferred Stock incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit (4)(ii)	Warrant dated December 5, 2008, for the purchase of shares of Common Stock incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit 10.1	Letter Agreement dated December 23, 2008 between the Registrant and the United States Treasury, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(i)(a)	Amended Employment Agreement dated as of December 18, 2007 among the Company, the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i)(a) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(i)(a)(1)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and W. Swope Montgomery, Jr. incorporated herein by reference to Exhibit 10.2 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(i)(b)	Amended Employment Agreement dated as of December 18, 2007 among the Company, the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(i)(b) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(i)(b)(2)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and Richard D. Callicutt, II incorporated herein by reference to Exhibit 10.5 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(i)(c)	Amended Employment Agreement dated as of December 18, 2007 among the Company, the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(i)(c) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit 10(i)(c)(3)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and David B. Spencer incorporated herein by reference to Exhibit 10.3 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(ii)(a)	Amended Salary Continuation Agreement dated as of December 18, 2007 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(ii)(b)	Amended Salary Continuation Agreement dated as of December 18, 2007 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(ii)(c)	Amended Salary Continuation Agreement dated as of December 18, 2007 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit (10)(vi)(a)	Amended Endorsement Split Dollar Agreement dated December 18, 2007 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(vi)(b)	Amended Endorsement Split Dollar Agreement dated December 18, 2007 between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(vi)(c)	Amended Endorsement Split Dollar Agreement dated December 18, 2007 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated herein by reference to Exhibit (10)(vii) of Form 10-K filed with the SEC on March 31, 2005.

Exhibit (10)(vii)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and Thomas N. Nelson, incorporated herein by reference to Exhibit 10.6 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit 10(ix)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and William Harvey McMurray III, incorporated herein by reference to Exhibit 10.7 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit 10(x)	Separation and Non-Competition Agreement dated June 16, 2008 by and among BNC Bancorp, Bank of North Carolina and Ralph N. Strayhorn III, incorporated herein by reference to the Form 10-K filed with the SEC on March 17, 2009.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note C).

Exhibit (31)	Rule 13a-14(a)\15d-14 (a) Certifications.

Exhibit (32)	Section 1350 Certification.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: May 11, 2009	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer