Form 10-Q
period 2009-06-30
BNC BANCORP
filed 2009-08-12
CIK 1210227

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 11, 2009, the registrant had outstanding 7,340,001 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$19,691	$13,028
Interest-earning deposits in other banks	1,826	23,742
Securities available for sale, at fair value	449,794	416,564
Securities held to maturity, at amortized cost	6,000	6,000
Federal Home Loan Bank stock, at cost	6,160	13,444
Loans held for sale	1,535	560
Loans	1,015,115	1,007,788
Less allowance for loan losses	(15,067)	(13,210)

Net loans	1,000,048	994,578
Accrued interest receivable	8,544	7,392
Premises and equipment, net	26,534	25,770
Investment in life insurance	27,083	26,629
Goodwill	26,129	26,129
Other assets	26,519	19,040

Total assets	$1,599,863	$1,572,876

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$62,929	$61,927
Interest-bearing demand	466,986	172,501
Savings	12,232	10,809
Time deposits of $100,000 and greater	548,881	677,821
Other time	251,400	222,955

Total deposits	1,342,428	1,146,013

Short-term borrowings	28,295	194,143
Long-term debt	96,713	105,713
Accrued expenses and other liabilities	8,609	6,327

Total liabilities	1,476,045	1,452,196

Shareholders’ Equity:
Preferred stock, no par value, authorized 20,000,000 shares; 31,260 issued and outstanding at June 30, 2009 and December 31, 2008	31,260	31,260
Discount on preferred stock	(2,172)	(2,382)
Common stock, no par value; authorized 80,000,000 shares; 7,340,001 and 7,350,029 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	70,319	70,433
Common stock warrants	2,412	2,412
Retained earnings	17,000	15,557
Stock in directors rabbi trust	(1,353)	(1,233)
Directors deferred fees obligation	1,353	1,233
Accumulated other comprehensive income	4,999	3,400

Total shareholders’ equity	123,818	120,680

Total liabilities and shareholders’ equity	$1,599,863	$1,572,876

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$14,216	$15,978	$28,187	$33,230
Investment securities:
Taxable	3,525	324	7,280	617
Tax-exempt	2,016	748	3,741	1,480
Interest on interest-earning balances	91	17	181	37
Other interest income	—	115	—	220

Total interest income	19,848	17,182	39,389	35,584

Interest expense:
Interest on demand deposits	1,366	525	2,468	1,517
Interest on savings deposits	3	4	6	7
Interest on time deposits of $100,000 and greater	4,486	5,175	10,411	10,071
Interest on other time deposits	1,427	1,601	2,400	3,854
Interest on short-term borrowings	327	550	382	1,237
Interest on long-term debt	655	1,128	1,723	2,507

Total interest expense	8,264	8,983	17,390	19,193

Net interest income	11,584	8,199	21,999	16,391

Provision for loan losses	3,000	1,150	6,000	1,875

Net interest income after provision for loan losses	8,584	7,049	15,999	14,516

Non-interest income:
Mortgage fees	361	227	553	494
Service charges on deposit accounts	695	751	1,347	1,449
Investment brokerage fees	61	111	180	220
Increase in cash surrender value of life insurance	205	274	433	549
Gain (loss) on investment securities available for sale	(119)	236	(119)	236
Other income	7	26	34	52

Total non-interest income	1,210	1,625	2,428	3,000

Non-interest expense:
Salaries and employee benefits	4,247	4,416	8,381	8,420
Occupancy	559	499	1,131	987
Furniture and equipment	283	278	587	527
Data processing and supply	370	293	639	536
Advertising and business development	274	115	509	233
Insurance, professional and other services	706	795	1,641	1,327
FDIC assessments	1,220	150	1,430	310
Other operating expenses	835	1,129	1,562	1,781

Total non-interest expense	8,494	7,675	15,880	14,121

Income before income tax expense (benefit)	1,300	999	2,547	3,395

Income tax expense (benefit)	(130)	84	(250)	780

Net income	1,430	915	2,797	2,615

Less preferred stock dividends and discount accretion	496	—	987	—

Net income available to common shareholders	$934	$915	$1,810	$2,615

Basic net income per share	$.13	$.13	$.25	$.36

Diluted net income per share	$.13	$.12	$.25	$.35

Weighted average number of common shares outstanding:

Basic	7,339,809	7,299,672	7,339,337	7,289,160

Diluted	7,345,069	7,410,722	7,344,314	7,416,912

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net income	$1,430	$915	$2,797	$2,615

Other comprehensive loss:
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	484	(1,499)	5,724	(1,497)
Tax effect	(186)	543	(2,206)	542
Reclassification of (gains) losses recognized in net income	119	(236)	119	(236)
Tax effect	(46)	91	(46)	91

Net of tax amount	371	(1,101)	3,591	(1,100)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	7,729	(1,237)	(3,241)	418
Tax effect	(2,980)	477	1,249	(161)

Net of tax amount	4,749	(760)	(1,992)	257

Total other comprehensive income (loss)	5,120	(1,861)	1,599	(843)

Comprehensive income (loss)	$6,550	$(946)	$4,396	$1,772

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Common stock warrants	Preferred stock	Discount on preferred stock	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)

Balance, December 31, 2008	7,350,029	$70,433	$2,412	$31,260	$(2,382)	$15,557	$(1,233)	$1,233	$3,400	$120,680
Net income	—	—	—	—	—		—	—	—	2,797
Directors deferred fees	—	—	—	—	—	—	(120)	120	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1,599	1,599
Common stock issued pursuant to:
Exercise of stock options	4,538	27	—	—	—	—	—	—	—	27
Stock awards	500	3	—	—	—	—	—	—	—	3
Repurchase of common shares	(15,066)	(144)	—	—	—	—	—	—	—	(144)
Preferred stock dividends	—	—	—	—	210	(987)	—	—	—	(777)
Cash dividends of $.05 per share	—	—	—	—	—	(367)	—	—	—	(367)

Balance, June 30, 2009	7,340,001	$70,319	$2,412	$31,260	$(2,172)	$17,000	$(1,353)	$1,353	$4,999	$123,818

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Amounts in thousands)
Operating Activities
Net income	$2,797	$2,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	991	728
Amortization (accretion) of premiums and discounts, net	86	(163)
Amortization of core deposit intangible	123	124
Stock-based compensation/stock awards	3	27
Deferred compensation	290	322
Provision for loan losses	6,000	1,875
Provision for loss on foreclosed real estate	50	—
Net increase in cash surrender value of life insurance	(433)	(549)
(Gain) loss on investment securities available for sale	119	(236)
Loss on sales of foreclosed assets	87	317
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(975)	1,869
(Increase) decrease in accrued interest receivable	(1,152)	13
(Increase) decrease in other assets	(1,752)	1,287
Increase (decrease) in accrued expenses and other liabilities	1,280	(733)

Net cash provided by operating activities	7,514	7,496

Investing Activities
Purchases of securities available for sale	(53,162)	(18,778)
Proceeds from sales of securities	—	4,775
Proceeds from calls and maturities of securities available for sale	25,570	5,029
Purchase (redemption) of Federal Home Loan Bank stock	7,284	(1,067)
Investment in life insurance	(21)	(1,521)
Net increase in loans	(23,016)	(68,307)
Purchase of premises and equipment	(1,616)	(2,208)
Proceeds from disposal of premises and equipment	24	—
Proceeds from sales of foreclosed assets	2,150	(1,026)

Net cash used by investing activities	(42,787)	(83,103)

Financing Activities
Net increase in deposits	196,415	74,187
Net decrease in short-term borrowings	(174,848)	(9,792)
Net increase in long-term debt	—	19,000
Proceeds from exercise of stock options	27	210
Excess tax benefits from stock options exercised	—	160
Purchase and retirement of common shares	(144)	—
Cash dividends paid	(1,430)	(1,457)

Net cash provided by financing activities	20,020	82,308

Net increase (decrease) in cash and cash equivalents	(15,253)	6,701

Cash and cash equivalents, beginning of period	36,770	21,054

Cash and cash equivalents, end of period	$21,517	$27,755

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This quarterly report should be read in conjunction with the Annual Report.

NOTE 2 – COMMITMENTS

At June 30, 2009, loan commitments were as follows (in thousands):

Commitments to extend credit	$34,006
Undisbursed lines of credit	109,947
Letters of credit	13,860
Commitments to sell loans held for sale	1,535

NOTE 3 – NET INCOME PER SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares and restricted stock had been issued, as well as any adjustment to income that would result from the assumed issuance.

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of common shares used in computing basic net income per share	7,339,809	7,299,672	7,339,337	7,289,160

Effects of dilutive stock options and restricted stock	5,260	111,050	4,977	127,752

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,345,069	7,410,722	7,344,314	7,416,912

For the three months and six months ended June 30, 2009, there were 183,398 options that were anti-dilutive because the exercise price exceeded the average share value for the period.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 4 – SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities as of June 30, 2009 and December 31, 2008 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
June 30, 2009
Available for sale:

State and municipals	$176,471	$2,674	$4,288	$174,857
Mortgage-backed	266,431	8,459	—	274,890
Other	47	—	—	47

	$442,949	$11,133	$4,288	$449,794

Held to maturity:
Corporate bonds	$6,000	$—	$560	$5,440

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
December 31, 2008
Available for sale:
U.S. Government agency obligations	$4,980	$24	$—	$5,004
State and municipals	123,623	1,612	4,802	120,433
Mortgage-backed	286,792	4,297	128	290,961
Other	166	—	—	166

	$415,561	$5,933	$4,930	$416,564

Held to maturity:

Corporate bonds	$6,000	$—	$600	$5,400

There were no sales of securities for the six months ended June 30, 2009, however, the Company had a $119,000 write-off of an equity investment in Silverton Bank. For the six months ended June 30, 2008, proceeds from the sales of securities available for sale were $4.8 million, with gains on sales in the amount of $236,000.

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The Company has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 4 – SECURITIES (continued)

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$52,674	$1,471	$39,603	$2,817	$92,277	$4,288

Securities held to maturity:
Corporate bonds	$5,440	$560	$—	$—	$5,440	$560

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$72,205	$4,279	$1,503	$523	$73,708	$4,802
Mortgage-backed	22,100	128	—	—	22,100	128

	$94,305	$4,407	$1,503	$523	$95,808	$4,930

Securities held to maturity:
Corporate bonds	$5,400	$600	$—	$—	$5,400	$600

At June 30, 2009, the unrealized losses relate to 110 state and municipal securities and 1 corporate bond. Of those, 44 of the state and municipal securities had continuous unrealized losses for more than twelve months. At December 31, 2008, the unrealized losses relate to 97 state and municipal securities, 5 mortgage backed securities and 1 corporate bond. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations and it is management’s intent and ability to hold these securities until maturity, none of the securities are deemed to be other than temporarily impaired.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS

An analysis of the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Balance at beginning of period	$14,504	$12,197	$13,210	$11,784
Provision charged to operations	3,000	1,150	6,000	1,875
Loans charged off	(2,443)	(919)	(4,232)	(1,233)
Recoveries	6	27	89	29

Balance at end of period	$15,067	$12,455	$15,067	$12,455

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 5 – ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS (continued)

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. At June 30, 2009, the recorded investment in loans considered impaired totaled $16.0 million. Of such loans, $10.8 million had valuation allowances aggregating $2.1 million. At December 31, 2008 the recorded investment in loans considered impaired totaled $18.0 million, of which $14.8 million of loans had corresponding valuation allowances of $1.8 million.

The following is a summary of nonperforming assets at the periods presented:

	June 30, 2009	December 31, 2008
	(Amounts in thousands)
Nonaccrual loans	$5,772	$12,654
Accruing loans past due 90 days or more	25	—
Restructured loans	398	665

Total nonperforming loans	6,195	13,319
Other real estate owned	12,742	5,022

Total nonperforming assets	$18,937	$18,341

NOTE 6 – DERIVATIVE INSTRUMENTS

The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the cash flow of the hedge items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively.

During 2005 and 2006, the Company entered into cash flow hedges with nominal amounts aggregating $25 million and $30 million, respectively, to fix the interest rate received on certain variable rate loans at a combined weighted average rate of 7.85%. The aggregate fair value of these derivatives of $3.4 million is included in other assets in the accompanying consolidated balance sheet at June 30, 2009. The change in fair value of these derivatives was a decrease of $769,000 for the three months ended June 30, 2009, and a decrease of $1.1 million for the six months ended June 30, 2009, and is included in other comprehensive income.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 6 – DERIVATIVE INSTRUMENTS (Continued)

In addition, during the first quarter of 2009, the Company entered into a five-year interest rate swap agreement with a notional amount of $250 million to effectively fix the interest rate on $250 million of the Company’s money market deposit accounts at 2.95%. This interest rate swap was also designated as a cash flow hedge. The fair value of this derivative at June 30, 2009 was a liability of $998,000, which is included in other liabilities in the accompanying consolidated balance sheet. The change in fair value of this derivative was an increase of $9.6 million and a decrease of $998,000 for the three and six months ended June 30, 2009, respectively. In addition, ineffectiveness related to this hedge that arose during the three and six months ended June 30, 2009 amounted to $297,000 and $615,000, respectively, and is included in interest expense on demand deposits in the accompanying consolidated statement of income.

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

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and identified intangible assets are subject to impairment testing annually, or more frequently if events or circumstances indicate possible impairment. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by a valuation model. We have performed our annual goodwill testing on June 30, 2009 and noted no impairment. As a result, no impairment has been recorded as of June 30, 2009 and our reported goodwill and other intangible assets as of June 30, 2009 were $ 26.1 million and $1.7 million, respectively.

NOTE 8 – FAIR VALUE MEASUREMENT

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

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 8 – FAIR VALUE MEASUREMENT (Continued)

The following methods and assumptions were used to estimate the fair value of financial instruments. For cash and cash equivalents, Federal Home Loan Bank stock, loans held for sale, variable-rate loans, accrued interest receivable and payable, demand deposits and savings, and short-term borrowings, the carrying amount is estimated to be fair value. For securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based in quoted market prices of comparable instruments. The fair values for fixed-rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. The fair value of life insurance is based on the cash surrender value, as determined by the insurer. Fair values for deposits with a stated maturity date (time deposits) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits. The fair value of long-term debt is determined utilizing the current market for like-kind instruments of a similar maturity and structure. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. The fair value of financial instruments with off-balance sheet risk are not considered to be material, so they are not included in the following table.

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$21,517	$21,517	$36,770	$36,770
Securities available for sale	449,794	449,794	416,564	416,564
Securities held to maturity	6,000	5,440	6,000	5,400
Federal Home Loan Bank stock	6,160	6,160	13,444	13,444
Loans held for sale	1,535	1,535	560	560
Loans receivable, net	1,000,048	991,534	994,578	990,867
Accrued interest receivable	8,544	8,544	7,392	7,392
Investment in life insurance	27,083	27,083	26,629	26,629

Financial liabilities:
Demand deposits and savings	$542,147	$542,147	$245,237	$245,237
Time deposits	800,281	816,357	900,776	913,234
Short-term borrowings	28,295	28,295	194,143	194,143
Long-term debt	96,713	98,871	105,713	106,208
Accrued interest payable	1,683	1,683	1,767	1,767

On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Asset (liability)	$2,431	$2,431	$4,531	$4,531

Fair Value Measurements under SFAS 157

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 8 – FAIR VALUE MEASUREMENT (Continued)

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Description	Assets (Liabilities) Measured at	Fair Value Measured Using
	Fair Value	Level 1	Level 2	Level 3
At June 30, 2009:
Available-for-sale securities	$449,794	$—	$449,794	$—
Interest rate swaps	3,429	—	3,429	—
Interest rate swap	(998)	—	(998)	—

At June 30, 2008:
Available-for-sale securities	$94,175	$—	$94,175	$—
Interest rate swaps	2,349	—	2,349	—

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

Description	Assets (Liabilities) Measured at	Fair Value Measured Using
	Fair Value	Level 1	Level 2	Level 3
At June 30, 2009:
Loans held for sale	$1,535	$—	$1,535	$—
Impaired loans	16,050	—	—	16,050
Other real estate owned	12,742	—	—	12,742

At June 30, 2008:
Loans held for sale	$446	$—	$446	$—
Impaired loans	8,659	—	—	8,659
Other real estate owned	1,781	—	—	1,781

The fair value of loans held for sale is based on what the secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans held for sale as Level 2. The fair value of impaired loans and other real estate owned is based on the fair value of the collateral and for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model. Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company adopted the provisions of SFAS No. 161 in the first quarter 2009. The adoption of SFAS No. 161 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the initial application of SFAS No. 162 will not have an impact on our financial statements.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS No. 165 in the second quarter of 2009. See Note 10 for additional information.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which is a revision to SFAS No. 140. SFAS No. 166 requires more information about transfers of financial assets, including securitization transactions and a company’s continuing exposure to the risks related to the transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 is effective for first annual reporting period beginning after November 15, 2009. The Company is evaluating SFAS No. 166 but does not expect that it will have a significant impact on its consolidated financial statements.

In June 2009, FASB issued SFAS No.168, FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which states that the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the effects of the adoption of SFAS No. 168 and will revise the references within future financial statements for the Codification.

On January 12, 2009, FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s statement of operations and balance sheet.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this FSP during the second quarter of 2009. See Note 8 for additional information.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. The Company adopted this FSP effective April 1, 2009. The adoption of this FSP did not have a material impact on the Company’s statement of operations and balance sheet.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events for potential recognition and disclosure through August 12, 2009, the date of this Form 10-Q.

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

Executive Summary

In the first half of 2009, with the growing impact of an economic slowdown, management has continued to focus on managing credit quality, building liquidity sources, managing capital, and improving operational earnings of the Company. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

Managing Credit Quality

Senior management continues to work closely with credit administration, third-party credit review specialists, and our lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy. When problems are identified, management remains diligent in assessing the situation, moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with the Bank to achieve an acceptable resolution of the credit. If the economic slowdown continues, we will most likely experience a rise in non-performing assets as we address each situation on a case-by-case basis. Management may determine it is in the shareholders’ best interest to work with the borrower or oversee a viable project through to completion.

Despite North Carolina’s resiliency during the current real estate downturn, we do anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in our state. Through our Builder Participation Program we have been able to move approximately $19 million out of our builder construction portfolio into permanent mortgages to qualified borrowers. We have extended this program to cover the residential lot inventory of our development borrowers. This program can be accessed through our website at www.bankofnc.com/builderparticipation.html.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the first quarter of 2009, management negotiated an unsecured $250 million money market funding arrangement which allowed us to pay down borrowings at the FHLB that required over $270 million of our investment portfolio to be pledged as collateral. This collateral is now unencumbered, and available to meet certain unforeseen liquidity demands that may arise. To minimize exposure to changes in interest rates from this funding arrangement, we entered into a five-year swap transaction to effectively fix the interest rate at 2.95% over a five-year period.

In addition, management continues to build off-balance sheet sources of liquidity. During the first half of 2009, the available borrowing capacity through the Federal Reserve Discount Window was increased through pledges of investment securities and qualifying loan collateral. Our intent is to have a minimum line amount of $200 million available through the Discount Window for the remainder of 2009.

Managing Capital

The Company was able to bolster its capital levels through its participation in the Capital Purchase Program in the fourth quarter of 2008. Of the total $31.3 million Capital Purchase Program funds, $7 million was applied immediately to repayment of borrowings outstanding under a $20 million line of credit with a Georgia-based financial institution, a line of credit we had drawn upon earlier in the year as a source of bank capital contributions at a time when capital markets were frozen and non-functioning. Outstanding borrowings under the line of credit were paid down from $7.5 million to $500,000 on December 5, 2008. Another $22 million of the Capital Purchase Program funds were contributed to the Bank as additional equity capital. The remaining funds, approximately $2 million, were retained by the Company for general corporate purposes. With total risk-based capital levels at 12.08% and 11.83% at June 30, 2009 and December 31, 2008, respectively, the Company is well above the minimum 10% requirement to be classified as well-capitalized.

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

Improving Operational Earnings

Pretax, pre-provision, post CPP dividend earnings were $3.8 million for the first and second quarter of 2009, an increase of $820,000 or 27.9% compared to the $2.9 million earned in the fourth quarter of 2008. When compared to the third quarter of 2008, which was the last quarter before the CPP capital injection, the first and second quarter operational earnings, as defined above, increased by $628,000, or 20.1%, compared to the $3.1 million reported during the third quarter.

During the fourth quarter, in anticipation of receiving the CPP capital funds, management began implementing a strategy to deploy these capital funds into government agency mortgage-backed securities, well before rates in this sector began to decline due to aggressive purchases by the Federal Reserve, the Treasury Department, and other community banks seeking to leverage their new CPP funds. That strategy resulted in the Company purchasing $265 million of FNMA and FHLMC sponsored mortgage-backed securities in November and December of 2008, and an additional $76 million of bank-qualified municipal government securities during the fourth quarter of 2008 and the first quarter of 2009. The tax equivalent yield on these investments was 5.70%. These asset purchases were funded by short-term deposits at rates below 1.0% and by the $250 million money market transaction which carries a fixed five-year cost of 2.95%. This leverage transaction has provided sufficient net interest income to offset the cost of the CPP dividends, and provide additional operational income to the Company.

In addition, the Company’s net interest margin improved with quarter-over-quarter increases for the first half of 2009 when compared to the fourth quarter of 2008. The Company continues to experience declines in the cost of its CD portfolio as they reprice at lower rates at maturity. We anticipate this to continue for the remainder or 2009 unless short-term rates rise unexpectedly.

Financial Condition at June 30, 2009 and December 31, 2008

During the six-month period ending June 30, 2009, our total assets increased by $27.0 million to $1.60 billion from $1.57 billion at December 31, 2008. At June 20, 2009, our loans totaled $1.0 billion, an increase of $7.3 million, or 0.7%, during the first six months of the year. Deposits increased by $196.4 million, as a result of the $294.5 million increase in money market balance, and a $100.5 million decline in time deposits. Borrowings also declined by $174.8 million during the six-month period, as the proceeds from the gains in money market accounts were used to reduce borrowings and time deposits. Total liquid assets, which include cash and cash equivalents and securities available for sale, ended the six-month period at quarter at 29.5% of total assets, or $471.3 million, an $18.0 million increase from the $453.3 million reported at December 31, 2008. As noted in the Executive Summary, management continued its emphasis on growing liquid assets, as evidenced by the $18.0 million increase in cash and cash equivalents. At June 30, 2009, premises and equipment, net of depreciation, increased by $764,000 during the six months as we continue to invest in our Company’s branch office infrastructure, primarily the new office in Northern Davidson County, North Carolina.

Loans increased by $7.3 million to $1.0 billion during the six months ending June 30, 2009. The mix and stratification within certain classifications of the Company’s loan portfolio has changed when compared to the loan portfolio composition at December 31, 2008. The Company’s construction and acquisition & development (“A&D”) portfolio had reduced from $306.7 million at December 31, 2008 to $248.9 million at June 30, 2009, representing a decrease of 18.9%. At June 30, 2009, the residential and commercial construction portfolios were reduced by 36.1% from year-end 2008 levels, including reducing the speculative 1-4 family construction loans with balances above $400,000 to $13.5 million, a 46.4% reduction. The Company has also minimized the residential and commercial A&D portfolios, with having reduced outstanding balances by 21.4%, or $15.1 million, when compared to year-end 2008. The Company’s commercial real estate portfolio increased from $349.7 million at December 31, 2008 to $391.0 million at June 30, 2009, primarily from increases in the Company’s multi-family and retail commercial real estate portfolios.

Deposits continue to be our primary funding source. At June 30, 2009, deposits totaled $1.3 billion, an increase of $196.4 million, or 17.1%, from year-end 2008. This change was due to an increase of $294.5 million in our money market deposit portfolio, a $128.9 million decline in our time deposits greater than $100,000 being offset by an increase of $28.4 million in our other time deposits. While we continue to utilize borrowings to support balance sheet management and growth, during the first six months of 2009 the Company repaid $174.8 million of short-term borrowings and long-term debt. We had $96.7 million of long-term debt outstanding at June 30, 2009, compared to $105.7 million outstanding at year-end 2008. During the period ended June 30, 2009, short-term borrowings decreased from $194.1 million to $28.3 million.

During the second half of 2008, with deposit rates elevated in our local markets due to several large institutions having significant liquidity challenges, management began issuing CD’s through the wholesale markets in larger volumes and at much lower rates than in our local markets. During the first six months of 2009, the $250 million money market transaction replaced much of the large overnight borrowing position at the FHLB at the end of 2008. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements.

Non-performing assets totaled $18.9 million, an increase of $596,000 from year-end 2008. At June 30, 2009, the Company had other real estate owned of $12.7 million and restructured loans of $398,000. At December 31, 2008, the Company had other real estate owned totaling $5.0 million and restructured loans of $665,000. At June 30, 2009, non-accrual loans totaled $5.8 million compared to $12.7 million at December 31, 2008. The large increase in other real estate owned at June 30, 2009 was from the foreclosure of certain previously reported non-accrual loans, representing the majority of the decrease for non-accrual loans.

Our capital position remains above all necessary regulatory thresholds to be considered well capitalized. At June 30, 2009, our shareholders’ equity totaled $123.8 million, an increase of $3.1 million from the December 31, 2008 balance. The changes in shareholders’ equity were an increase in net income for the six-month period in the amount of $2.8 million, an increase in the unrealized gains on securities available for sale and cash flow hedging activities in the amount of $1.6 million, a decrease of $367,000 for cash dividends paid to stockholders and the $777,000 payment of preferred stock dividends to the United States Treasury. At June 30, 2009, the Bank and the Company were considered to be “well capitalized” as such terms are defined in applicable regulations.

Results of Operations for the

Three Months Ended June 30, 2009 and 2008

Net Income. The Company reported net income of $1.4 million and net income available to common shareholders of $934,000, or $0.13 per diluted share for the second quarter of 2009, as compared with net income of $915,000, or $0.12 per diluted share for the second quarter of 2008. Net interest income for the second quarter of 2009 increased to $11.6 million, an increase of $3.4 million, or 41.3%, while non-interest income decreased by $415,000, or 25.5%. The net increases in income are greater than the $819,000 increase in non-interest expenses, which totaled $8.5 million during the second quarter of 2009 as compared with $7.7 million during the same three month period in 2008. The provision for loan losses for the three months ended June 30, 2009 was $3.0 million, representing an increase of $1.9 million, or 160.9%, from the $1.2 million charged to the provision for the three months ended June 30, 2008.

The Company experienced solid growth, with total assets averaging $1.6 billion during the current three-month period as compared to $1.2 billion in the prior year quarter, an increase of $419.6 million, or 35.0%, largely as a result of the average balances of investment securities increasing by $370.5 million and loans increasing by $15.3 million.

Net Interest Income. Net interest income increased by $3.4 million, or 41.3%, to $11.6 million for the three months ended June 30, 2009. Net interest income on a fully taxable equivalent (FTE) basis was $12.7 million for the second quarter of 2009, compared to $8.6 million for the second quarter of 2008. The increase in net interest income in the second quarter 2009 is primarily due to average investment securities increasing to $461.6 million compared to $91.1 million for the second quarter of 2008. The second quarter 2009 net interest margin on a fully taxable equivalent basis was 3.39%, compared to 3.19% for the second quarter of 2008.

Total interest income benefited from strong growth in the level of average earning assets, primarily in the loan and investment portfolios. The second quarter of 2009 net interest margin increase represents the first quarter where the net interest margin has increased in comparison with prior year period comparisons, due to the prolonged series of short-term rate cuts by the Federal Reserve during early 2008. Average interest-earning assets for the current three-month period amounted to $1.5 billion, an increase of 38.5% compared with the same period in 2008. The average tax equivalent yield on total interest-earning assets for the current three month period was 5.60%, a 91 basis point decrease from the 6.51% in the second quarter of 2008 that reflects the downward trend in interest rates from period to period.

Average total interest-bearing liabilities increased by $375.3 million, or 36.2%, consistent with the increase in interest-earning assets. The average cost of total interest-bearing liabilities decreased by 113 basis points from 3.48% to 2.35%, as short-term rates on deposits and borrowings trended downward. For the three months ended June 30, 2009, the Company’s tax equivalent net interest spread was 3.25% and the tax equivalent net interest margin was 3.39%. For the three months ended June 30, 2008, the tax equivalent net interest rate spread was 3.03%, and the tax equivalent net interest margin was 3.19%.

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2009 was $3.0 million, representing an increase of $1.8 million, or 160.9%, from the $1.2 million charged to the provision for the three months ended June 30, 2008. Net loan charge-offs were $2.4 million during the three months ended June 30, 2009, as compared with net loan charge-offs of $892,000 in the same three-month period in 2008. Expressed as an annualized percentage of average loans outstanding, net charge-offs were 0.98% for the three months ended June 30, 2009, compared to 0.36% for the same period of 2008. The level of non-performing assets at June 30, 2009 amounted to $18.9 million, representing 1.18% of total assets compared to non-performing assets to total assets of 0.89% and 1.17% at June 30, 2008 and December 31, 2008, respectively. The level of our allowance expressed as a percentage of gross loans increased from 1.25% at June 30, 2008 to 1.48% at June 30, 2009.

Non-Interest Income. For the three months ended June 30, 2009, non-interest income decreased $415,000, or 25.5%, to $1.2 million from $1.6 million reported for the same period in the prior year. This decrease resulted principally from the loss on sales of investment securities in the amount of $119,000, where the prior year quarter reported a gain on sales of investment securities in the amount of $236,000, a decline of $355,000. Increased mortgage production resulted in mortgage fee income increases of $134,000 for the three months ended June 30, 2009, which was offset by declines in the increase in cash surrender value of life insurance, service charges on deposit accounts and investment brokerage fees.

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

Non-interest expense was $8.5 million for the three months ended June 30, 2009, up $819,000, or 10.7%, from $7.7 million for the quarter ended June 30, 2008. The increase in non-interest expense resulted principally from an increase of $1.1 million in FDIC assessments mainly attributable to a $750,000 special five basis point assessment fee, mandated for all banks by the FDIC and an increase of $159,000 in advertising and business development expenses as part of our strategy to grow core deposits and increase visibility during a period when many of our larger competitors are being acquired or in a defensive posture. For the three months ended June 30, 2009, salaries and employee benefits expense decreased by $169,000, or 3.8%, to $4.2 million from $4.4 million reported for the same period in the prior year. Increases in salaries and employee benefits expense for the development of a treasury sales and support team, the expansion of the retail banking team, and the formation of a special assets team were completely offset from the effects of a $650,000 prior year period expense relating to the separation of employment with a former executive officer. Other operating expenses decreased by $294,000 for the three months ended June 30, 2009 in comparison with the prior year period principally from a one-time charge of $350,000 that was taken on an OREO property during 2008.

Provision for Income Taxes. For the three months ended June 30, 2009, the provision for income taxes reflects a credit of $130,000 compared to a charge of $84,000 for the second quarter of 2008. We generate significant amounts of non-taxable income from tax exempt investment securities and from our investment in life insurance. Accordingly, the levels of such income in relation to income before income taxes significantly affects our effective tax rate. For the three months ended June 30, 2009 our non-taxable income exceeded our income before income taxes, resulting in a reduction of total income subject to income taxes for reporting period.

Results of Operations for the

Six Months Ended June 30, 2009 and 2008

Net Income. The Company reported net income of $2.8 million and net income available to common shareholders of $1.8 million, or $0.25 per diluted share for the six months ended June 30, 2009, as compared with net income of $2.6 million, or $0.35 per diluted share for the same period of 2008. Net interest income for the first half of 2009 increased to $22.0 million, a $5.6 million, or 34.2%, while non-interest income decreased by $572,000, or 19.1%. The increases in income are greater than the $1.8 million increase in non-interest expenses, which totaled $15.9 million during the first six months of 2009 as compared with $14.1 million during the same six-month period in 2008. The provision for loan losses for the six months ended June 30, 2009 was $6.0 million, representing an increase of $4.1 million, or 220.0%, from the $1.9 million charged to the provision for the six months ended June 30, 2008.

The Company experienced solid growth, with total assets averaging $1.6 billion during the current six-month period as compared to $1.2 billion in the prior year six-month period, an increase of $426.7 million, or 36.1%, largely as a result of the average balances of investment securities increasing by $365.5 million and loans increasing by $29.5 million.

Net Interest Income. Net interest income increased by $5.6 million, or 34.2%, to $22.0 million for the six months ended June 30, 2009. Net interest income on a fully taxable equivalent (FTE) basis was $24.1 million for the first half of 2009, compared to $17.2 million for the first half of 2008. The increase in net interest income for the six-month period ending June 30, 2009 is primarily due to average investment securities increasing to $455.2 million compared to $89.7 million for the same period of 2008. For the six months ended June 30, 2009 and 2008, the net interest margin on a fully taxable equivalent basis was 3.24%.

Total interest income benefited from strong growth in the level of average earning assets, primarily in the loan and investment portfolios, however this growth was partially offset by declining interest rates as a result a prolong series of short-term rate cuts by the Federal Reserve during early 2008. Average interest-earning assets for the current six-month period amounted to $1.5 billion, an increase of 40.0% compared with the same period in 2008. The average tax equivalent yield on total interest-earning assets for the current six-month period was 5.57%, a 127 basis point decrease from the 6.84% for the same period of 2008, reflecting the downward trend in interest rates from period to period.

Average total interest-bearing liabilities increased by $392.5 million, or 38.6%, consistent with the increase in interest-earning assets. The average cost of total interest-bearing liabilities decreased by 131 basis points from 3.79% to 2.48%, as short-term rates on deposits and borrowings trended downward. For the six months ended June 30, 2009, the Company’s tax equivalent net interest spread was 3.09% and the tax equivalent net interest margin was 3.24%. For the six months ended June 30, 2008, the tax equivalent net interest rate spread was 3.05%, and the tax equivalent net interest margin was 3.24%.

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2009 was $6.0 million, representing an increase of $4.1 million, or 220.0%, from the $1.9 million charged to the provision for the six months ended June 30, 2008. Net loan charge-offs were $4.1 million during the six months ended June 30, 2009, as compared with net loan charge-offs of $1.2 million in the same six-month period in 2008. Expressed as an annualized percentage of average loans outstanding, net charge-offs were 0.83% for the six months ended June 30, 2009, compared to 0.25% for the same period of 2008. The level of non-performing assets at June 30, 2009 amounted to $18.9 million, representing 1.18% of total assets compared to non-performing assets to total assets of 0.89% and 1.17% at June 30, 2008 and December 31, 2008, respectively. The level of our allowance expressed as a percentage of gross loans increased from 1.25% at June 30, 2008 to 1.48% at June 30, 2009.

Non-Interest Income. For the six months ended June 30, 2009, non-interest income decreased $572,000, or 19.1%, to $2.4 million from $3.0 million reported for the same period in the prior year. This decrease resulted principally from the loss on sales of investment securities in the amount of $119,000, where the prior year quarter reported a gain on sales of investment securities in the amount of $236,000, a decline of $355,000. Minimal increases in mortgage production fees were offset by decreases resulted from a decline in the increase in cash surrender value of life insurance and a decrease in service charges on deposit accounts.

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

Non-interest expense was $15.9 million for the six months ended June 30, 2009, up $1.8 million, or 12.5%, from $14.1 million for the same period of 2008. The increases in non-interest expense was primarily attributable to 1) an increase of $1.1 million in FDIC assessments mainly attributable to a $750,000 special five basis point assessment fee, mandated for all banks by the FDIC, 2) a $314,000 increase in insurance, professional and other services resulting from costs associated with higher audit and accounting fees, and greater regulatory compliance and reporting obligations, and 3) a $276,000 increase in advertising and business development expenses as part of our strategy to grow core deposits and increase visibility during a period when many of our larger competitors are being acquired or in a defensive posture. For the six months ended June 30, 2009, salaries and employee benefits expense decreased by $39,000 to $8.4 million. Increases in salaries and employee benefits expense for the development of a treasury sales and support team, the expansion of the retail banking team, and the formation of a special assets team were completely offset from the effects of a $650,000 prior year period expense relating to the separation of employment with a former executive officer. Other operating expenses decreased by $219,000 for the six months ended June 30, 2009 in comparison with the prior year period principally from a one-time charge of $350,000 that was taken on an OREO property during 2008.

Provision for Income Taxes. For the six months ended June 30, 2009, the provision for income taxes reflects a credit of $250,000 compared to a charge of $780,000 for the first half of 2008. We generate significant amounts of non-taxable income from tax exempt investment securities and from our investment in life insurance. Accordingly, the levels of such income in relation to income before income taxes significantly affects our effective tax rate. For the six months ended June 30, 2009 our non-taxable income exceeded our income before income taxes, resulting in a reduction of total income subject to income taxes for the year to date period.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; investments available for sale; loan repayments; loan sales; deposits, both from our local markets and the wholesale markets; borrowings from the FHLB and FRB discount window; and borrowings from correspondent banks under unsecured overnight federal funds credit lines and secured lines of credit. In addition to interest rate-sensitive deposits, the Bank’s primary demand for liquidity is anticipated funding under credit commitments to customers.

Because of the uncertainty in the capital and funding markets currently, we are maintaining an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities available for sale relative to prior periods. These aggregated $471.3 million at June 30, 2009 compared to $453.3 million at December 31, 2008. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $480 million from the FHLB of Atlanta, with $74 million outstanding at June 30, 2009. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $161 million, representing current pledges of investment securities. In addition to these liquidity sources, we have access to unsecured lines of credit for short-term liquidity needs, and the Promontory Interfinancial Network weekly funds auctions where we have another $150 million in availability. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2009, the Tier I risk-based capital ratio for the Bank was 9.90%, the total risk-based capital ratio was 11.85% and all other capital ratios exceeded the minimums established for a well-capitalized bank by regulatory measures. The total risk-based capital ratio at the Company was 12.08%, thus classifying the Company at “well-capitalized” for regulatory purposes.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, there were no purchases of equity securities made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock.

The maximum amount of shares that may be purchased in the stock repurchase program is limited to 10% of the outstanding common stock within any 12 month period. As of June 30, 2009, the maximum number of shares able to be purchased by the Company amounted to 417,550 shares, with 247,904 repurchased. Under the terms of the stock repurchase plan, BNC Bancorp will be able to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions at appropriate times to allow it to enhance the value of its stock for its shareholders in concert with its ongoing emphasis on managing its capital position.

Under the terms of the CPP, the Company is prohibited, without the prior approval of the U.S. Treasury, from repurchasing its shares of common stock so long as the U.S. Treasury holds equity in the Company.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on May 19, 2009. Of the 7,354,451 shares entitled to vote at the meeting, 5,325,890 voted. The following matters were voted on at the meeting:

Proposal 1:	The election of five persons to serve as Directors for three-year terms or until their successors are duly elected and qualify. Votes for each nominee were as follows:

Three-year terms until the Annual Meeting of Shareholders in 2012:

Name	For	Withheld

Charles T. Hagan III	5,289,923	35,967
Randall R. Kaplan	5,297,065	28,825
W. Swope Montgomery, Jr.	5,295,251	30,639
Richard D. Callicutt II	5,295,734	30,156
Robert A. Team, Jr.	5,194,851	131,039

Proposal 2:	Stockholders’ Non-Binding Vote on Executive Compensation.

For	Against	Abstain
4,760,456	363,338	202,096

Proposal 3:	The ratification of the appointment of Cherry, Bekaert & Holland LLP, as the independent auditor for the Company for the fiscal year ending December 31, 2009.

For	Against	Abstain
5,296,656	12,351	16,883

Item 6. Exhibits

Exhibit No.	Description
Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (3)(i)(a)	Articles of Amendment dated December 2, 2008, regarding the Series A Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (4)(i)	Form of Stock Certificate, regarding the Series A Preferred Stock incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit (4)(ii)	Warrant dated December 5, 2008, for the purchase of shares of Common Stock incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit 10.1	Letter Agreement dated December 23, 2008 between the Registrant and the United States Treasury, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(i)(a)	Amended Employment Agreement dated as of December 18, 2007 among the Company, the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i)(a) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(i)(a)(1)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and W. Swope Montgomery, Jr. incorporated herein by reference to Exhibit 10.2 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(i)(b)	Amended Employment Agreement dated as of December 18, 2007 among the Company, the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(i)(b) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(i)(b)(2)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and Richard D. Callicutt, II incorporated herein by reference to Exhibit 10.5 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(i)(c)	Amended Employment Agreement dated as of December 18, 2007 among the Company, the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(i)(c) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit 10(i)(c)(3)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and David B. Spencer incorporated herein by reference to Exhibit 10.3 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(ii)(a)	Amended Salary Continuation Agreement dated as of December 18, 2007 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(ii)(b)	Amended Salary Continuation Agreement dated as of December 18, 2007 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(ii)(c)	Amended Salary Continuation Agreement dated as of December 18, 2007 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form F-2 filed with the FDIC.

Exhibit (10)(vi)(a)	Amended Endorsement Split Dollar Agreement dated December 18, 2007 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(vi)(b)	Amended Endorsement Split Dollar Agreement dated December 18, 2007 between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(vi)(c)	Amended Endorsement Split Dollar Agreement dated December 18, 2007 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated herein by reference to Exhibit (10)(vii) of Form 10-K filed with the SEC on March 31, 2005.

Exhibit (10)(vii)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and Thomas N. Nelson, incorporated herein by reference to Exhibit 10.6 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit 10(ix)	Employment Letter Agreement dated December 5, 2008 by and among BNC Bancorp, Bank of North Carolina and William Harvey McMurray III, incorporated herein by reference to Exhibit 10.7 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit 10(x)	Separation and Non-Competition Agreement dated June 16, 2008 by and among BNC Bancorp, Bank of North Carolina and Ralph N. Strayhorn III, incorporated herein by reference to the Form 10-K filed with the SEC on March 17, 2009.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note 3).

Exhibit (31)	Rule 13a-14(a)\15d-14 (a) Certifications.

Exhibit (32)	Section 1350 Certification.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: August 12, 2009	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: August 12, 2009	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer