Form 10-Q
period 2009-09-30
BNC BANCORP
filed 2009-11-02
CIK 1210227

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of October 29, 2009, the registrant had outstanding 7,340,901 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008*
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$120,094	$13,028
Interest-earning deposits in other banks	1,268	23,742
Securities available for sale, at fair value	406,139	416,564
Securities held to maturity, at amortized cost	6,000	6,000
Federal Home Loan Bank stock, at cost	6,160	13,444
Loans held for sale	1,865	560
Loans	1,047,826	1,007,788
Less allowance for loan losses	(16,686)	(13,210)

Net loans	1,031,140	994,578
Accrued interest receivable	8,110	7,392
Premises and equipment, net	27,650	25,770
Investment in life insurance	27,313	26,629
Goodwill	26,129	26,129
Other assets	42,777	19,040

Total assets	$1,704,645	$1,572,876

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$60,691	$61,927
Interest-bearing demand	556,454	172,501
Savings	12,073	10,809
Time deposits of $100,000 and greater	483,150	677,821
Other time	319,801	222,955

Total deposits	1,432,169	1,146,013

Short-term borrowings	42,841	194,143
Long-term debt	96,713	105,713
Accrued expenses and other liabilities	7,891	6,327

Total liabilities	1,579,614	1,452,196

Shareholders’ Equity:
Preferred stock, no par value, authorized 20,000,000 shares; 31,260 shares issued and outstanding at September 30, 2009 and December 31, 2008	31,260	31,260
Discount on preferred stock	(2,064)	(2,382)
Common stock, no par value; authorized 80,000,000 shares; 7,340,901 and 7,350,029 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	70,347	70,433
Common stock warrants	2,412	2,412
Retained earnings	18,088	15,557
Stock in directors rabbi trust	(1,388)	(1,233)
Directors deferred fees obligation	1,388	1,233
Accumulated other comprehensive income	4,988	3,400

Total shareholders’ equity	125,031	120,680

Total liabilities and shareholders’ equity	$1,704,645	$1,572,876

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$14,524	$16,087	$42,711	$49,317
Investment securities:
Taxable	3,351	345	10,631	962
Tax-exempt	2,133	854	5,874	2,334
Interest on interest-earning balances	91	68	272	105
Other interest income	8	55	8	275

Total interest income	20,107	17,409	59,496	52,993

Interest expense:
Interest on demand deposits	1,567	600	4,035	2,117
Interest on savings deposits	3	4	9	11
Interest on time deposits of $100,000 and greater	4,210	5,599	14,621	15,670
Interest on other time deposits	1,191	1,226	3,591	5,080
Interest on short-term borrowings	26	298	408	1,535
Interest on long-term debt	930	1,166	2,653	3,673

Total interest expense	7,927	8,893	25,317	28,086

Net interest income	12,180	8,516	34,179	24,907

Provision for loan losses	5,000	2,500	11,000	4,375

Net interest income after provision for loan losses	7,180	6,016	23,179	20,532

Non-interest income:
Mortgage fees	276	146	829	640
Service charges on deposit accounts	673	802	2,020	2,251
Investment brokerage fees	54	109	234	329
Increase in cash surrender value of life insurance	231	278	664	827
Gain (loss) on investment securities available for sale	2,062	(13)	1,943	223
Other income	32	6	66	58

Total non-interest income	3,328	1,328	5,756	4,328

Non-interest expense:
Salaries and employee benefits	4,619	3,889	13,000	12,309
Occupancy	574	526	1,705	1,513
Furniture and equipment	359	252	946	779
Data processing and supply	435	282	1,074	818
Advertising and business development	255	118	764	351
Insurance, professional and other services	692	806	2,333	2,443
FDIC assessments	780	163	2,210	473
Other operating expenses	703	680	2,265	2,151

Total non-interest expense	8,417	6,716	24,297	20,837

Income before income tax expense (benefit)	2,091	628	4,638	4,023

Income tax expense (benefit)	138	(119)	(112)	661

Net income	1,953	747	4,750	3,362

Less preferred stock dividends and discount accretion	499	—	1,486	—

Net income available to common shareholders	$1,454	$747	$3,264	$3,362

Basic net income per share	$.20	$.10	$.44	$.46

Diluted net income per share	$.20	$.10	$.44	$.45

Weighted average number of common shares outstanding:

Basic	7,340,128	7,357,677	7,339,561	7,312,166

Diluted	7,351,956	7,402,167	7,347,066	7,408,839

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net income	$1,953	$747	$4,750	$3,362

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	10,461	(3,977)	16,185	(5,474)
Tax effect	(4,033)	1,547	(6,239)	2,089
Reclassification of (gains) losses recognized in net income	(2,062)	13	(1,943)	(223)
Tax effect	795	(5)	749	86

Net of tax amount	5,161	(2,422)	8,752	(3,522)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(8,417)	316	(11,658)	734
Tax effect	3,245	(122)	4,494	(283)

Net of tax amount	(5,172)	194	(7,164)	451

Total other comprehensive income (loss)	(11)	(2,228)	1,588	(3,071)

Comprehensive income (loss)	$1,942	$(1,481)	$6,338	$291

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Common stock warrants	Preferred stock	Discount on preferred stock	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)

Balance, December 31, 2008	7,350,029	$70,433	$2,412	$31,260	$(2,382)	$15,557	$(1,233)	$1,233	$3,400	$120,680
Net income	—	—	—	—	—	4,750	—	—	—	4,750
Directors deferred fees	—	—	—	—	—	—	(155)	155	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1,588	1,588
Common stock issued pursuant to:
Exercise of stock options	5,438	32	—	—	—	—	—	—	—	32
Current income tax benefit	—	3	—	—	—	—	—	—	—	3
Stock based compensation	500	23	—	—	—	—	—	—	—	23
Repurchase of common shares	(15,066)	(144)	—	—	—	—	—	—	—	(144)
Preferred stock dividends	—	—	—	—	—	(1,168)	—	—	—	(1,168)
Discount on preferred stock	—	—	—	—	318	(318)	—	—	—	—
Cash dividends of $.10 per share	—	—	—	—	—	(733)	—	—	—	(733)

Balance September 30, 2009	7,340,901	$70,347	$2,412	$31,260	$(2,064)	$18,088	$(1,388)	$1,388	$4,988	$125,031

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Amounts in thousands)

Operating Activities
Net income	$4,750	$3,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,480	1,092
Amortization (accretion) of premiums and discounts, net	129	(263)
Amortization of core deposit intangible	184	186
Stock-based compensation	23	41
Deferred compensation	440	458
Provision for loan losses	11,000	4,375
Provision for loss on foreclosed assets	360	—
Net increase in cash surrender value of life insurance	(664)	(827)
Gain on investment securities available for sale	(1,943)	(223)
Loss on disposal of premises and equipment	10	—
Loss on sales of foreclosed assets	117	317
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(1,305)	1,880
(Increase) decrease in accrued interest receivable	(718)	(366)
(Increase) decrease in other assets	(4,826)	(1,239)
Increase (decrease) in accrued expenses and other liabilities	1,366	(1,204)

Net cash provided by operating activities	10,403	7,589

Investing Activities
Purchases of securities available for sale	(63,943)	(41,363)
Proceeds from sales of securities available for sale	52,304	7,824
Proceeds from calls and maturities of securities available for sale	38,120	7,418
Redemption of Federal Home Loan Bank stock	7,284	935
Investment in life insurance	(20)	(1,527)
Net increase in loans	(59,854)	(78,006)
Purchase of premises and equipment	(3,154)	(3,496)
Proceeds from disposal of premises and equipment	27	—
Purchase of interest rate derivative	(24,003)	—
Foreclosed assets capitalized costs	(757)	—
Proceeds from sales of foreclosed assets	4,627	1,809

Net cash used by investing activities	(49,369)	(106,406)

Financing Activities
Net increase in deposits	286,156	170,084
Net decrease in short-term borrowings	(160,302)	(35,335)
Net increase in long-term debt	—	(1,000)
Proceeds from exercise of stock options	32	433
Excess tax benefits from stock options exercised	3	286
Purchase and retirement of common shares	(144)	(142)
Cash dividends paid	(2,187)	(1,457)

Net cash provided by financing activities	123,558	132,869

Net increase in cash and cash equivalents	84,592	34,052

Cash and cash equivalents, beginning of period	36,770	21,054

Cash and cash equivalents, end of period	$121,362	$55,106

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This quarterly report should be read in conjunction with the Annual Report.

NOTE 2 - COMMITMENTS

At September 30, 2009, loan commitments were as follows (in thousands):

Commitments to extend credit	$30,558
Undisbursed lines of credit	108,038
Letters of credit	14,227
Commitments to sell loans held for sale	1,865

NOTE 3 - NET INCOME PER SHARE

Basic and diluted net income per share has been computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares and restricted stock had been issued, as well as any adjustment to income that would result from the assumed issuance.

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of common shares used in computing basic net income per share	7,340,128	7,357,677	7,339,561	7,312,166
Effects of dilutive stock options and restricted stock	11,828	44,490	7,505	96,673

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,351,956	7,402,167	7,347,066	7,408,839

For the three months and nine months ended September 30, 2009, there were 202,998 and 204,398 options that were anti-dilutive because the exercise price exceeded the average share value for the period. In addition, there were 543,337 warrants that were anti-dilutive for the three months and nine months ended September 30, 2009. These warrants were issued to the United States Treasury for participation in the TARP Capital Purchase Program.

BNC BANCORP

Notes to Consolidated Financial Statements—(Continued)

NOTE 4 - SHARE-BASED COMPENSATION

The Company maintains share-based compensation plans for directors and key employees. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note L to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Stock Option Awards. A summary of option activity under the stock option plans as of September 30, 2009 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2008	277,752	$9.96
Granted	21,000	7.42
Exercised	5,438	5.95
Forfeited	26,594	12.15

Outstanding September 30, 2009	266,720	9.62	4.8 years	$117

Exercisable September 30, 2009	249,903	9.77	4.5 years	$111

Share options expected to vest	16,817	7.42	9.8 years	$6

Assumptions in estimating option values:
Weighted-average volatility	31.32%
Expected dividends	3%
Risk-free interest rate	3.25%
Expected life	7 years

As of September 30, 2009, there was $34,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 2.3 years. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $10,000 and $717,000, respectively.

Stock Awards. A summary of the status of the Company’s non-vested stock awards as of September 30, 2009 and changes during the nine months ended September 30, 2009, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2009	1,100	$16.52
Granted	18,500	7.74
Vested	500	6.00
Forfeited	1,100	16.52

Non-vested – September 30, 2009	18,000	$7.79

As of September 30, 2009, there was $131,000 of total unrecognized compensation cost related to non-vested stock awards granted under the plans. That cost is expected to be recognized over a weighted average period of 2.09 years. The fair value of stock awards vested during the nine months ended September 30, 2009 and 2008 was $3,000 and $10,000, respectively.

BNC BANCORP

Notes to Consolidated Financial Statements—(Continued)

NOTE 5 - SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities as of September 30, 2009 and December 31, 2008 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
September 30, 2009
Available for sale:
State and municipals	$183,075	$7,180	$1,226	$189,029
Mortgage-backed	207,771	9,292	—	217,063
Other	47	—	—	47

	$390,893	$16,472	$1,226	$406,139

Held to maturity:
Corporate bonds	$6,000	$—	$560	$5,440

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
December 31, 2008
Available for sale:
U.S. Government agency obligations	$4,980	$24	$—	$5,004
State and municipals	123,623	1,612	4,802	120,433
Mortgage-backed	286,792	4,297	128	290,961
Other	166	—	—	166

	$415,561	$5,933	$4,930	$416,564

Held to maturity:
Corporate bonds	$6,000	$—	$600	$5,400

For the nine months ended September 30, 2009, proceeds from the sales of securities available for sale were $52.3 million, with gains on sales in the amount of $2.1 million. In addition, the Company had an $119,000 write-off of an equity investment in Silverton Bank. For the nine months ended September 30, 2008, proceeds from the sales of securities available for sale were $7.8 million, with gains on sales in the amount of $223,000.

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

BNC BANCORP

Notes to Consolidated Financial Statements—(Continued)

NOTE 5 – SECURITIES (continued)

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$4,713	$155	$26,540	$1,071	$31,253	$1,226

Securities held to maturity:
Corporate bonds	$—	$—	$5,440	$560	$5,440	$560

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
State and municipals	$72,205	$4,279	$1,503	$523	$73,708	$4,802
Mortgage-backed	22,100	128	—	—	22,100	128

	$94,305	$4,407	$1,503	$523	$95,808	$4,930

Securities held to maturity:
Corporate bonds	$5,400	$600	$—	$—	$5,400	$600

At September 30, 2009, the unrealized losses relate to 36 state and municipal securities and one corporate bond. Of those, 29 of the state and municipal securities had continuous unrealized losses for more than 12 months. At December 31, 2008, the unrealized losses relate to 97 state and municipal securities, five mortgage backed securities and one corporate bond. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations and it is management’s intent and ability to hold these securities until maturity, none of the securities are deemed to be other than temporarily impaired.

BNC BANCORP

Notes to Consolidated Financial Statements—(Continued)

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of the loan portfolio at the periods presented:

	September 30, 2009	December 31, 2008
	(Amounts in thousands)

Commercial (secured by real estate)	$420,961	$351,308
Commercial construction	189,748	228,330
Commercial and industrial	105,640	98,595

Total commercial	716,349	678,233
Residential construction	57,286	78,942
Residential mortgage	248,327	223,053
Leases	13,240	15,190
Loans to individuals	13,109	12,829

Total loans	1,048,311	1,008,247
Less: Net deferred loan fees	(485)	(459)

Net loans	$1,047,826	$1,007,788

An analysis of the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands)

Balance at beginning of period	$15,067	$12,455	$13,210	$11,784
Provision charged to operations	5,000	2,500	11,000	4,375
Loans charged-off:
Commercial (secured by real estate)	430	30	1,822	516
Commercial construction	2,089	163	3,285	163
Commercial and industrial	285	496	776	689
Residential construction	235	118	729	153
Residential mortgage	297	310	806	687
Leases	15	—	22	—
Loans to individuals	43	16	186	158

Total loans charged-off	3,394	1,133	7,626	2,366

Recoveries of loans:
Commercial (secured by real estate)	—	5	1	5
Commercial construction	—	18	—	18
Commercial and industrial	—	24	38	52
Residential construction	4	—	32	—
Residential mortgage	9	3	13	3
Loans to individuals	—	22	18	23

Total recoveries	13	72	102	101

Net charge-offs (recoveries)	3,381	1,061	7,524	2,265

Balance at end of period	$16,686	$13,894	$16,686	$13,894

BNC BANCORP

Notes to Consolidated Financial Statements—(Continued)

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. At September 30, 2009, the recorded investment in loans considered impaired totaled $21.0 million. Of such loans, $14.0 million had valuation allowances aggregating $2.5 million. At December 31, 2008, the recorded investment in loans considered impaired totaled $18.0 million, of which $14.8 million of loans had corresponding valuation allowances of $1.8 million.

NOTE 7 – DERIVATIVE INSTRUMENTS

The Company utilizes derivative financial instruments primarily to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (ASC 815, Derivatives and Hedging), as amended, defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the cash flow of the hedge items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively.

During 2005 and 2006, the Company entered into cash flow hedges with nominal amounts aggregating $25 million and $30 million, respectively, to fix the interest rate received on certain variable rate loans at a combined weighted average rate of 7.85%. The aggregate fair value of these derivatives of $3.1 million is included in other assets in the accompanying consolidated balance sheet at September 30, 2009. The change in fair value of these derivatives was a decrease of $354,000 for the three months ended September 30, 2009, and a decrease of $1.5 million for the nine months ended September 30, 2009, and is included in other comprehensive income. During the three and nine months ended September 30, 2009, no hedge ineffectiveness was recognized on these loan cash flow hedges.

In addition, during the first quarter of 2009, the Company entered into a five-year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. This contract was also designated as a cash flow hedge. During the third quarter, the Company paid $24.0 million to self finance the transaction, thus securing a traditional interest rate cap. From the modification, the Company will achieve funding costs significantly reduced than those from the counterparties. Going forward, the amounts reclassified from other comprehensive income into earnings are expected to be more than compensated for by the reduced variable rate funding costs, as the hedge only covers a portion of the Company’s variable interest rate exposure. The fair value of this derivative at September 30, 2009 was an asset of $15.0 million, which is included in other assets in the accompanying consolidated balance sheet. The change in fair value of this derivative was a decrease of $9.2 million and $10.2 million for the three and nine months ended September 30, 2009, respectively. In addition, ineffectiveness related to this hedge that arose during the three and nine months ended September 30, 2009, amounted to $350,000 and $965,000, respectively, and is included in interest expense on demand deposits in the accompanying consolidated statement of income.

Counterparty Credit Risk

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative

BNC BANCORP

Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – DERIVATIVE INSTRUMENTS (Continued)

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

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments under SFAS 133 (ASC 815), as well as their classification on the balance sheet as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Balance sheet location	Estimated fair value	Balance sheet location	Estimated fair value
	(Amounts in thousands)

Interest rate swaps	Other assets	$3,074	Other assets	$4,531
Interest rate cap	Other assets	15,046	—	—

Total derivatives		$18,120		$4,531

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and identified intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by a valuation model. The Company had performed the annual goodwill testing on June 30, 2009 and noted no impairment. No impairment charges were recognized as of September 30, 2009. The carrying amount of goodwill and other intangible assets as of September 30, 2009 was $ 26.1 million and $1.6 million, respectively.

NOTE 9 - FAIR VALUE MEASUREMENT

Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments (ASC 825, Financial Instruments), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 (ASC 825) excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of financial instruments. For cash and cash equivalents, Federal Home Loan Bank stock, loans held for sale, variable-rate loans, accrued interest receivable

BNC BANCORP

Notes to Consolidated Financial Statements—(Continued)

NOTE 9—FAIR VALUE MEASUREMENT (Continued)

and payable, demand deposits and savings, and short-term borrowings, the carrying amount is estimated to be fair value. For securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based in quoted market prices of comparable instruments. The fair values for fixed-rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. The fair value of life insurance is based on the cash surrender value, as determined by the insurer. Fair values for deposits with a stated maturity date (time deposits) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits. The fair value of long-term debt is determined utilizing the current market for like-kind instruments of a similar maturity and structure. Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. The fair value of financial instruments with off-balance sheet risk is not considered to be material, so they are not included in the following table.

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Amounts in thousands)

Financial assets:
Cash and cash equivalents	$121,362	$121,362	$36,770	$36,770
Securities available for sale	406,139	406,139	416,564	416,564
Securities held to maturity	6,000	5,440	6,000	5,400
Federal Home Loan Bank stock	6,160	6,160	13,444	13,444
Loans held for sale	1,865	1,865	560	560
Loans receivable, net	1,031,140	1,029,339	994,578	990,867
Accrued interest receivable	8,110	8,110	7,392	7,392
Investment in life insurance	27,313	27,313	26,629	26,629

Financial liabilities:
Demand deposits and savings	$629,218	$629,218	$245,237	$245,237
Time deposits	802,951	817,652	900,776	913,234
Short-term borrowings	42,841	42,841	194,143	194,143
Long-term debt	96,713	98,255	105,713	106,208
Accrued interest payable	1,576	1,576	1,767	1,767

On-balance sheet derivative financial instruments:
Derivative agreements – asset (liability):
Interest rate swap agreements	$3,074	$3,074	$4,531	$4,531
Interest rate cap agreement	15,046	15,046	—	—

Fair Value Measurements

SFAS No. 157, Fair Value Measurements (ASC 820, Fair Value Measurements and Disclosures), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

BNC BANCORP

Notes to Consolidated Financial Statements—(Continued)

NOTE 9 - FAIR VALUE MEASUREMENT (Continued)

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Description	Assets (Liabilities) Measured at Fair Value	Fair Value Measured Using
		Level 1	Level 2	Level 3
		(Amounts in thousands)
At September 30, 2009:
Available-for-sale securities	$406,139	$—	$406,136	$—
Interest rate swaps	3,074	—	3,074	—
Interest rate cap	15,046	—	15,046	—
At September 30, 2008:
Available-for-sale securities	$107,372	$—	$107,372	$—
Interest rate swaps	2,665	—	2,665	—

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

Description	Assets (Liabilities) Measured at Fair Value	Fair Value Measured Using
		Level 1	Level 2	Level 3
		(Amounts in thousands)
At September 30, 2009:
Loans held for sale	$1,865	$—	$1,865	$—
Impaired loans	20,978	—	—	20,978
Other real estate owned	12,732	—	—	12,732
At September 30, 2008:
Loans held for sale	$435	$—	$435	$—
Impaired loans	13,704	—	—	13,704
Other real estate owned	2,055	—	—	2,055

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

BNC BANCORP

Notes to Consolidated Financial Statements—(Continued)

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (ASC 805, Business Combinations) “ASC 805”, which replaces SFAS No. 141. ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133 (ASC 815-10-65-1, Transition and Effective Date Related to FASB Statement No. 161) “ASC 815”. ASC 815 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. ASC 815 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, ASC 815 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. See Note 11 for additional information.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (ASC 860, Transfers and Servicing) “ASC 860”, which is a revision to SFAS No. 140. ASC 860 requires more information about transfers of financial assets, including securitization transactions and a company’s continuing exposure to the risks related to the transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860 is effective for first annual reporting period beginning after November 15, 2009. The Company is evaluating ASC 860 but does not expect that it will have a significant impact on its consolidated financial statements.

BNC BANCORP

Notes to Consolidated Financial Statements—(Continued)

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, FASB issued SFAS No.168, FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (ASC 105, Generally Accepted Accounting Principles) “ASC 105”, which states that the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification is effective for these third quarter financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be reference in accordance with the codification.

On January 12, 2009, FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (ASC 325-40-65-1, Transition Related to FSP EITF 99-20-1) “ASC 325”. ASC 325 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. ASC 325 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s statement of operations and balance sheet.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65-1, Transition Related to FSP FAS 107-1 and APB 28-1), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009 and only amends the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this FSP during the second quarter of 2009. See Note 9 for additional information.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-65-1, Transition Related to FSP FAS 115-2 and FAS 124-2), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009.

BNC BANCORP

Notes to Consolidated Financial Statements—(Continued)

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The Company adopted this FSP effective April 1, 2009. The adoption of this FSP did not have a material impact on the Company’s statement of operations and balance sheet.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 11 – SUBSEQUENT EVENTS

On October 23, 2009, the Company filed a registration statement (Form S-1) with the Securities and Exchange Commission relating to a common stock offering. The common stock will be offered in a fully underwritten offering.

The Company has evaluated all subsequent events for potential recognition and disclosure through November 2, 2009, the date of this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain certain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believe,” “anticipate,” “expect,” “estimates,” “should” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including, without limitation, general and local economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services. The Company cautions that the foregoing list of risks and uncertainties is not exhaustive. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 7 of the Company’s Registration Statement on Form S-1 (File No. 333-162641), filed with the SEC on October 23, 2009. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We are a commercial bank holding company, incorporated in 2002. The accompanying consolidated financial statements include the accounts and transactions of BNC Bancorp and its wholly owned subsidiary, Bank of North Carolina. All significant intercompany transactions and balances are eliminated in consolidation.

Bank of North Carolina (the “Bank”) was incorporated and began banking operations in 1991. The Bank is engaged in commercial banking predominantly in Davidson, Randolph and Guilford Counties, North Carolina, and to a lesser extent, Forsyth, Cabarrus, Iredell and Rowan Counties, North Carolina. The Bank is operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Davidson, Forsyth, Guilford, Randolph, Cabarrus, Iredell and Rowan Counties.

Executive Summary

In the first nine months of 2009, with the growing impact of an economic slowdown, management has continued to focus on managing credit quality, building liquidity sources, managing capital, and improving operational earnings of the Company. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

Managing Credit Quality

Senior management continues to work closely with credit administration, third-party credit review specialists, and our lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy. When problems are identified, management remains diligent in assessing the situation, moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with the Bank to achieve an acceptable resolution of the credit. If the economic slowdown continues, we will most likely to continue to experience a rise in non-performing assets as we address each situation on a case-by-case basis. When faced with possible loss situations, management may determine it is in the shareholders’ best long-term interest to work with the borrower or oversee a viable project through to completion.

Despite North Carolina’s resiliency during the current real estate downturn, we do anticipate that a prolonged economic slowdown will place significant pressure on the consumers and businesses in our state. Through our Builder Participation Program we have been able to move approximately $21 million out of our builder construction portfolio into permanent mortgages to qualified borrowers. We have extended this program to cover the residential lot inventory of our development borrowers. This program can be accessed through our website at www.bankofnc.com/builderparticipation.html.

Building Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. During the first quarter of 2009, management negotiated an unsecured $250 million money market funding arrangement which allowed us to pay down borrowings at the FHLB that required over $270 million of our investment portfolio to be pledged as collateral. This collateral is now unencumbered, and available to meet certain unforeseen liquidity demands that may arise. To minimize exposure to changes in interest rates from this funding arrangement, we entered into a hedging transaction to fix the effective interest cost at 2.95% over a five-year period.

In addition, management continues to build off-balance sheet sources of liquidity. During the first nine months of 2009, the available borrowing capacity through the Federal Reserve Discount Window was increased through pledges of investment securities and qualifying loan collateral. Our intent is to have a minimum borrowing capacity of $200 million available through the Discount Window prior to year end 2009. At September 30, 2009, the Company had the ability to borrow $155 million through the Discount Window.

Managing Capital

The Company was able to bolster its capital levels through its participation in the United States Treasury’s Capital Purchase Program (“CPP”) in the fourth quarter of 2008. Of the total $31 million CPP funds, $7 million was applied immediately to repayment of borrowings outstanding under a $20 million line of credit with a Georgia-based financial institution, a line of credit we had drawn upon earlier in the year as a source of bank capital contributions at a time when capital markets were frozen and non-functioning. Outstanding borrowings under the line of credit were paid down from $7.5 million to $500,000 on December 5, 2008. Another $22 million of the CPP funds were contributed to the Bank as additional equity capital. The remaining funds, approximately $2 million, were retained by the Company for general corporate purposes. With total risk-based capital levels at 11.71% and 11.83% at September 30, 2009 and December 31, 2008, respectively, the Company is well above the minimum 10% requirement to be classified as well-capitalized.

Despite healthy capital levels, with significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements. While many companies within the banking industry have cut or eliminated their cash dividends on common stock, the Company has chosen to retain the quarterly cash dividend at fair and reasonable levels. If a prolonged economic downturn results in capital utilization above acceptable levels, the Board of Directors of the Company may suspend the common stock cash dividends.

Improving Operational Earnings

Pretax, pre-loan loss provision, post-CPP dividend payment, earnings were $6.6 million for the third quarter of 2009, compared to the $3.8 million for first and second quarter of 2009, an increase of $2.8 million. This increase was largely attributable to the $2.1 million gain on sales of investment securities reported in the third quarter 2009. Excluding this gain on sales of investment securities, the pretax, pre-loan loss provision, post-CPP dividend payments, earnings for the third quarter amounted to $4.5 million, an increase of $700,000 when compared to the prior quarters of 2009. When compared to the third quarter of 2008, which was the last quarter before the CPP capital injection, the operational earnings of $6.6 million, as defined above, increased by $3.5 million, or 110.7%, compared to the $3.1 million reported during the third quarter. Excluding the gain on the sale of investments, the operational earnings increased $1.4 million, or 44.8%, compared to the third quarter of 2008.

During the fourth quarter, in anticipation of receiving the CPP funds, management began implementing a strategy to deploy these funds into government agency sponsored entity mortgage-backed securities, well before rates in this sector began to decline due to aggressive purchases by the Federal Reserve, the U.S. Treasury, and other community banks seeking to leverage their new CPP funds. That strategy resulted in the Company purchasing $265 million of FNMA and FHLMC sponsored mortgage-backed securities in November and December of 2008, and an additional $76 million of bank-qualified municipal government securities during the fourth quarter of 2008 and the first quarter of 2009. The tax equivalent yield on these investments was 5.70%. These asset purchases were funded by short-term deposits at rates below 1.0% and by the $250 million money market transaction which carries a fixed effective five-year cost of 2.95%. This leverage transaction has provided sufficient net interest income to offset the cost of the CPP dividend payments, and provide additional operational income to the Company. During the third quarter of 2009, to meet our loan and asset growth demands, we sold approximately $52 million of investment securities that were purchased as part of the above leverage strategy with gains in excess of $2 million.

In addition, the Company’s net interest margin improved with quarter-over-quarter increases for the three quarters of 2009 when compared to the fourth quarter of 2008. The Company continues to experience declines in the cost of its CD portfolio as they reprice at lower rates at maturity. We anticipate this to continue for the remainder of 2009 unless short-term rates rise unexpectedly.

Results of Operations for the

Three Months Ended September 30, 2009 and 2008

Net Income. The Company reported net income of $1.9 million and net income available to common shareholders of $1.5 million, or $0.20 per diluted share for the third quarter of 2009, as compared with net income of $747,000, or $0.10 per diluted share for the third quarter of 2008. Net interest income for the third quarter of 2009 increased to $12.2 million, an increase of $3.7 million, or 43.0%, and non-interest income increased by $2.0 million from gains on sales of investment securities available for sale in the amount of $2.1 million when compared to the prior year quarter. These increases in income are greater than the $2.5 million increase in the provision for loan losses and the $1.7 million increase in non-interest expenses.

The Company experienced solid growth, with total assets averaging $1.64 billion during the current three-month period as compared to $1.22 billion in the prior year quarter, an increase of $421.4 million, or 34.6%, largely as a result of the average balances of investment securities increasing by $325.8 million and loans increasing by $51.0 million.

Net Interest Income. Net interest income increased by $3.7 million, or 43.0%, to $12.2 million for the three months ended September 30, 2009. Net interest income on a fully taxable equivalent basis was $13.4 million for the third quarter of 2009, compared to $8.9 million for the third quarter of 2008. The increase in net interest income in the third quarter 2009 is primarily due to average investment securities increasing to $431.6 million, compared to $105.8 million for the third quarter of 2008, with an average rate of over 6.00%, primarily funded by an increase of $323.7 million in interest-bearing demand deposits bearing an average rate of less than 1.50%. The third quarter of 2009 net interest margin on a fully taxable equivalent basis was 3.47%, compared to 3.16% for the third quarter of 2008.

Total interest income benefited from strong growth in the level of average earning assets, primarily in the loan and investment portfolios. The third quarter of 2009 net interest margin increase represents the second consecutive quarter where the net interest margin has increased in comparison with prior year period comparisons, due to the prolonged series of short-term rate cuts by the Federal Reserve during early 2008. Average interest-earning assets for the current three-month period amounted to $1.53 billion, an increase of 36.3% compared with the same period in 2008. The average tax equivalent yield on total interest-earning assets for the current three month period was 5.52%, a 78 basis point decrease from the 6.30% in the third quarter of 2008 that reflects the downward trend in interest rates from period to period.

Average total interest-bearing liabilities increased by $383.7 million, or 36.3%, consistent with the increase in interest-earning assets. The average cost of total interest-bearing liabilities decreased by 116 basis points from 3.34% to 2.18%, as short-term rates on deposits and borrowings trended downward. For the three months ended September 30, 2009, the Company’s tax equivalent net interest rate spread was 3.34% and the tax equivalent net interest margin was 3.47%. For the three months ended September 30, 2008, the tax equivalent net interest rate spread was 2.96%, and the tax equivalent net interest margin was 3.16%.

The following table presents the average balances of assets, liabilities and shareholders’ equity, interest income and expense, and average yields and rates by asset and liability component for the periods indicated:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases, net	$1,056,363	$14,524	5.45%	$1,005,383	$16,087	6.35%
Investment securities*	431,647	6,684	6.14%	105,804	1,623	6.09%
Interest-earning balances	37,311	91	0.97%	5,789	68	4.66%
Other	6,187	8	0.51%	6,577	55	3.32%

Total interest-earning assets	1,531,508	21,307	5.52%	1,123,553	17,833	6.30%

Other assets	109,043			95,624

Total assets	$1,640,551			$1,219,177

Interest-bearing liabilities:
Deposits:
Demand deposits	$494,662	1,567	1.26%	$170,801	600	1.39%
Savings deposits	12,271	3	0.10%	10,798	4	0.15%
Time deposits	800,739	5,401	2.68%	721,192	6,825	3.75%
Borrowings	133,764	956	2.84%	154,906	1,464	3.75%

Total interest-bearing liabilities	1,441,436	7,927	2.18%	1,057,697	8,893	3.34%

Non-interest-bearing deposits	64,656			69,599
Other liabilities	8,206			4,857
Shareholders’ equity	126,253			87,024

Total liabilities and shareholders’ equity	$1,640,551			$1,219,177

Net interest income and interest rate spread*		$13,380	3.34%		$8,940	2.96%

Net interest margin*			3.47%			3.16%

*	Yields on tax-exempt investments have been adjusted to a fully taxable equivalent basis. The taxable equivalent adjustment was $1.2 million and $424,000 for the three months ended September 30, 2009 and 2008, respectively.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2009 was $5.0 million, representing an increase of $2.5 million, or 100.0%, from the $2.5 million charged to the provision for the three months ended September 30, 2008. Net loan charge-offs were $3.4 million during the three months ended September 30, 2009, as compared with net loan charge-offs of $1.1 million in the same three-month period in 2008. Expressed as an annualized percentage of average loans outstanding, net charge-offs were 1.28% for the three months ended September 30, 2009, compared to 0.42% for the same period of 2008. The level of non-performing assets at September 30, 2009 amounted to $24.4 million, representing 1.43% of total assets compared to non-performing assets to total assets of 0.84% and 1.17% at September 30, 2008 and December 31, 2008, respectively. The level of our allowance expressed as a percentage of gross loans increased from 1.38% at September 30, 2008 to 1.59% at September 30, 2009.

Non-Interest Income. For the three months ended September 30, 2009, non-interest income increased $2.0 million, or 150.6%, to $3.3 million from $1.3 million reported for the same period in the prior year. This increase resulted from gains on sales of investment securities in the amount of $2.1 million, where the prior year quarter reported a loss on sales of investment securities in the amount of $13,000. These sales were initiated to provide funding for our core loan growth. Increased mortgage production resulted in mortgage fee income increases of $130,000 for the three months ended September 30, 2009, which partially offset the declines in the increase in cash surrender value of life insurance, service charges on deposit accounts and investment brokerage fees.

Non-Interest Expense. The Company strives to maintain levels of non-interest expense that management believes are appropriate given the nature of its operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum the Company has experienced has been the continuous investment in the core banking franchise, both in people and locations. As the Company strives to maintain momentum in its growth and strategy, it will incur costs associated with investments in people, facilities and technology that is anticipated will benefit the shareholders as these investments reach their potential.

Non-interest expense was $8.4 million for the three months ended September 30, 2009, up $1.7 million, or 25.3%, from $6.7 million for the quarter ended September 30, 2008. Salaries and employee benefits increased $730,000, attributable to the development of a treasury and support team for core deposit generation, the expansion of the retail banking team including several strategic hires of seasoned bankers, opening of a new bank branch office and the formation of a special assets team. FDIC assessments increased $617,000 as a result of increased annual assessment fees imposed by the FDIC. Data processing and supply and furniture and equipment expense categories increased by $153,000 and $107,000, respectively, largely from the opening of a new branch office and overall growth of the Company during this quarter. Advertising and business development expenses increased by $137,000 as part of the Company’s strategy to grow core deposits and increase visibility during a period when many of the larger competitors are being acquired or in a defensive posture. Insurance, professional and other services decreased by $114,000, largely due to the ability to reduce the reliance on outside vendors and professional service providers with the Company’s internal staff.

Provision for Income Taxes. For the three months ended September 30, 2009, the provision for income taxes was $138,000, an increase of $257,000 from the tax benefit of $119,000 reported for the same period in the prior year. The Company generates significant amounts of non-taxable income from tax exempt investment securities and from investments in life insurance. Accordingly, the levels of such income in relation to income before income taxes significantly affects our effective tax rate.

Preferred stock dividend and accretion. For the three months ended September 30, 2009, dividends on preferred stock and accretion amounted to $499,000, of which the cash dividend payment was $391,000 and the accretion was $108,000. The preferred stock was issued to the U.S. Treasury in December 2008, in connection with our participation in the TARP Capital Purchase Program and the accretion of the fair value applied to the warrants which were issued in conjunction with the issuance of the preferred stock. There was no preferred stock outstanding for the three months ended September 30, 2008.

Results of Operations for the

Nine Months Ended September 30, 2009 and 2008

Net Income. The Company reported net income of $4.8 million and net income available to common shareholders of $3.3 million, or $0.44 per diluted share for the nine months ended September 30, 2009, as compared with net income of $3.4 million, or $0.45 per diluted share for the same period of 2008. Net interest income for the nine months ended September 30, 2009 increased to $34.2 million, a $9.3 million, or 37.2% increase, and non-interest income increased by $1.4 million, or 33.0%. The increases in income are greater than the $3.5 million increase in non-interest expenses, which totaled $24.3 million during the nine months ended September 30, 2009 as compared with $20.8 million during the same nine-month period in 2008. The provision for loan losses for the nine months ended September 30, 2009 was $11.0 million, representing an increase of $6.6 million, or 151.4%, from the $4.4 million charged to the provision for the comparable nine months of 2008.

The Company experienced solid growth, with total assets averaging $1.62 billion during the current nine-month period as compared to $1.20 billion in the prior year nine-month period, an increase of $424.9 million, or 35.6%, largely as a result of the average balances of investment securities increasing by $342.4 million and loans increasing by $28.6 million.

Net Interest Income. Net interest income increased by $9.3 million, or 37.2%, to $34.2 million for the nine months ended September 30, 2009. Net interest income on a fully taxable equivalent basis was $37.5 million for the nine months ended September 30, 2009, compared to $26.2 million for the same period of 2008. The increase in net interest income for the current nine-month period is primarily due to average investment securities increasing to $438.0 million, compared to $95.6 million for the same period of 2008, with an average rate of over 6.00%, primarily funded by an increase of $231.8 million in interest-bearing demand deposits bearing an average rate of less than 1.50%. For the nine months ended September 30, 2009 and 2008, the net interest margin on a fully taxable equivalent basis was 3.35% and 3.18%, respectively.

Total interest income benefited from strong growth in the level of average earning assets, primarily in the loan and investment portfolios, however this growth was partially offset by declining interest rates as a result of a prolonged series of short-term rate cuts by the Federal Reserve during 2008 and early 2009. Average interest-earning assets for the current nine-month period amounted to $1.50 billion, an increase of 36.8% compared with the same period in 2008. The average tax equivalent yield on total interest-earning assets for the current nine-month period was 5.61%, a 99 basis point decrease from the 6.60% for the same period of 2008, reflecting the downward trend in interest rates from period to period.

Average total interest-bearing liabilities increased by $389.6 million, or 37.8%, consistent with the increase in interest-earning assets. The average cost of total interest-bearing liabilities decreased by 125 basis points from 3.63% to 2.38%, as short-term rates on deposits and borrowings trended downward. For the nine months ended September 30, 2009, the Company’s tax equivalent net interest rate spread was 3.22% and the tax equivalent net interest margin was 3.35%. For the nine months ended September 30, 2008, the tax equivalent net interest rate spread was 2.97%, and the tax equivalent net interest margin was 3.18%.

The following table presents the average balances of assets, liabilities and shareholders’ equity, interest income and expense, and average yields and rates by asset and liability component for the periods indicated:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases, net	$1,015,961	$42,711	5.62%	$987,384 $	49,317	6.65%
Investment securities*	437,985	19,809	6.05%	95,559	4,553	6.35%
Interest-earning balances	35,999	272	1.01%	4,557	105	3.07%
Other	7,461	8	0.14%	7,393	275	4.96%

Total interest-earning assets	1,497,406	62,800	5.61%	1,094,893	54,250	6.60%

Other assets	120,841			98,462

Total assets	$1,618,247			$1,193,355

Interest-bearing liabilities:
Deposits:
Demand deposits	$418,868	4,035	1.29%	$187,043	2,117	1.51%
Savings deposits	11,769	9	0.10%	10,524	11	0.14%
Time deposits	820,175	18,212	2.97%	657,462	20,750	4.20%
Borrowings	168,532	3,061	2.43%	174,669	5,208	3.97%

Total interest-bearing liabilities	1,419,344	25,317	2.38%	1,029,698	28,086	3.63%

Non-interest-bearing deposits	64,986			71,181
Other liabilities	10,282			5,471
Shareholders’ equity	123,635			87,005

Total liabilities and shareholders’ equity	$1,618,247			$1,193,355

Net interest income and interest rate spread*		$37,483	3.22%		$26,164	2.97%

Net interest margin*			3.35%			3.18%

*	Yields on tax-exempt investments have been adjusted to a fully taxable equivalent basis. The taxable equivalent adjustment was $3.3 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2009 was $11.0 million, representing an increase of $6.6 million, or 151.4%, from the $4.4 million charged to the provision for the nine months ended September 30, 2008. Net loan charge-offs were $7.5 million during the nine months ended

September 30, 2009, as compared with net loan charge-offs of $2.3 million in the same nine-month period in 2008. Expressed as an annualized percentage of average loans outstanding, net charge-offs were 0.99% for the nine months ended September 30, 2009, compared to 0.32% for the same period of 2008. The level of non-performing assets at September 30, 2009 amounted to $24.4 million, representing 1.43% of total assets compared to non-performing assets to total assets of 0.84% and 1.17% at September 30, 2008 and December 31, 2008, respectively. The level of our allowance expressed as a percentage of gross loans increased from 1.38% at September 30, 2008 to 1.59% at September 30, 2009.

Non-Interest Income. For the nine months ended September 30, 2009, non-interest income increased $1.4 million, or 33.0%, to $5.8 million from $4.3 million reported for the same period in the prior year. This increase resulted from gains on sales of investment securities in the amount of $1.9 million, where as the prior year period reported gains on sales of investment securities in the amount of $223,000. These sales were initiated to provide funding for our core loan growth. Increased mortgage production resulted in mortgage fee income increases of $189,000 for the nine months ended September 30, 2009, which partially offset the declines in the increase in cash surrender value of life insurance, service charges on deposit accounts and investment brokerage fees.

Non-Interest Expense. The Company strives to maintain levels of non-interest expense that management believes are appropriate given the nature of its operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum the Company has experienced has been the continuous investment in the core banking franchise, both in people and locations. As the Company strives to maintain momentum in its growth and strategy, it will incur costs associated with investments in people, facilities and technology that is anticipated will benefit the shareholders as these investments reach their potential.

Non-interest expense was $24.3 million for the nine months ended September 30, 2009, up $3.5 million, or 16.6%, from $20.8 million for the same period of 2008. FDIC assessments increased $1.7 million, mainly attributable to a $750,000 special five basis point assessment fee, mandated for all banks by the FDIC, and increased annual assessment fees. Salaries and employee benefits increased $691,000, increases attributable to the development of a treasury and support team for core deposit generation, the expansion of the retail banking team including several strategic hires of seasoned bankers, opening of a new bank branch office and the formation of a special assets team were partially offset from the effects of a $650,000 prior year period non-recurring expense relating to the separation of employment with a former executive officer. Data processing and supply, occupancy, and furniture and equipment expense categories increased by $256,000, $192,000 and $167,000, respectively, largely from the opening of a new branch office and overall growth of the Company during the current none-month period. Advertising and business development expenses increased by $413,000 as part of the Company’s strategy to grow core deposits and increase visibility during a period when many of the Company’s larger competitors were being acquired or were in a defensive posture. Insurance, professional and other services decreased by $110,000, largely due to the ability to reduce the reliance on outside vendors and professional service providers with the Company’s internal staff.

Provision for Income Taxes. For the nine months ended September 30, 2009, the provision for income taxes reflects a tax benefit of $112,000 compared to a charge of $661,000 for the same nine-month period of 2008. The Company generates significant amounts of non-taxable income from tax exempt investment securities and from investments in life insurance. Accordingly, the levels of such income in relation to income before income taxes significantly affects our effective tax rate. For the nine months ended September 30, 2009, non-taxable income exceeded income before income taxes, resulting in a reduction of total income subject to income taxes for the year to date period.

Preferred stock dividend and accretion. For the nine months ended September 30, 2009, dividends on preferred stock and accretion amounted to $1.5 million, of which the cash dividend payment was $1.2 million and the accretion was $318,000. The preferred stock was issued to the U.S. Treasury in December 2008, in connection with our participation in the TARP Capital Purchase Program and the accretion of the fair value applied to the warrants which were issued in conjunction with the issuance of the preferred stock. There was no preferred stock outstanding for the nine months ended September 30, 2008.

Financial Condition at September 30, 2009 and December 31, 2008

General. During the nine-month period ending September 30, 2009, total assets increased by $131.8 million to $1.70 billion from $1.57 billion at December 31, 2008. At September 30, 2009, loans totaled $1.05 billion, an increase of $40.0 million, or 4.0%, when compared to the $1.01 billion outstanding at December 31, 2008. Deposits increased by $286.2 million, as a result of the $384.0 million increase in money market balance, and a $194.7 million decline in time deposits greater than $100,000. Borrowings also declined by $160.3 million during the nine-month period, as the proceeds from the increases in money market accounts were used to reduce borrowings and time deposits. Total liquid assets, which include cash and cash equivalents and securities available for sale, ended the current nine-month period at 30.9% of total assets, or $527.5 million, a $74.2 million increase from the $453.3 million reported at December 31, 2008. As noted in the Executive Summary, management continued its emphasis on growing liquid assets, as evidenced by the $74.2 million increase in cash and cash equivalents. At September 30, 2009, premises and equipment, net of depreciation, increased by $1.9 million during the current nine-month period as the Company continues to invest in its branch office infrastructure.

Loans. Loans increased by $40.0 million to $1.05 billion at September 30, 2009 from $1.01 billion at December 31, 2008, an increase of $40.0 million, or 4.0%. The mix and stratification within certain classifications of the Company’s loan portfolio has changed when compared to the loan portfolio composition at December 31, 2008. The Company’s construction, land, and acquisition & development (“A&D”) portfolios reduced from $307.3 million at December 31, 2008 to $247.0 million at September 30, 2009, representing a decrease of 19.6%. At September 30, 2009, the residential and commercial construction portfolios were reduced by 37.4% from year-end 2008 levels, including reducing the speculative 1-4 family construction loans with balances above $400,000 to $12.8 million, a 31.2% reduction. The Company continues to make significant planned reductions in reducing its construction and A&D portfolio, represented by the decreases in the residential and commercial A&D portfolios, with outstanding balances declining by 37.8%, or $26.7 million, when compared to year-end 2008. The Company’s commercial real estate portfolio increased from $351.3 million at December 31, 2008 to $421.0 million at September 30, 2009, primarily from increases in the Company’s multi-family and retail commercial real estate portfolios in the amounts of $17.7 million and $47.6 million, respectively.

Non-accrual loans were $11.7 million at September 30, 2009, an increase of $3.2 million from September 30, 2008 and a decrease of $948,000 from December 31, 2008. The following is a summary of non-accrual loans at the periods presented:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Amounts in thousands)

Commercial (secured by real estate)	$424	$1,033	$—
Commercial construction	7,961	9,018	3,980
Commercial and industrial	870	100	441

Total commercial	9,255	10,151	4,421
Residential construction	757	2,070	3,369
Residential mortgage	1,591	416	737
Loans to individuals	102	16	26

Total non-accrual loans	$11,705	$12,653	$8,553

The Company places loans on non-accrual status when it is probable that the future collectability of the loan balance and collections of interest are in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower.

Allowance for loan losses. At September 30, 2009, the allowance for loan losses was $16.7 million compared with $13.2 million at December 31, 2008, an increase of $3.5 million. The increase in the allowance for loan losses for the nine-month period ending September 30, 2009 is primarily attributed to both organic growth in the loan portfolio and increased specific reserves for SFAS No. 114 (ASC 310) impairment and higher risk graded loans. The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with our loan portfolio. We recorded a provision for loan losses of $11.0 million for the nine months ended September 30, 2009 which is a $6.6 million increase in the provision for loan losses compared to $4.4 million for the same period in 2008. This increase was necessary to adjust the allowance to the level dictated by the Company’s reserving methodologies. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan losses. A detailed description of our methodology was included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Management believes the September 30, 2009 allowance level is adequate.

While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses. In addition, various regulatory agencies periodically review the Company’s loan losses and loan loss reserve methodology and there can be no assurances that the regulatory agencies will not require management to recognize additions to the allowance for loan losses based on their judgments about all relevant information utilized in the methodologies.

For the nine months ended September 30, 2009, net charge-offs increased $5.2 million to $7.5 million from $2.3 million reported for the same period in the prior year. The increase in net-charge was caused by the weakening local real estate markets. The 2009 net charge-off activity was primarily confined to the Company’s commercial construction, land, and A&D portfolio and non-owner occupied commercial portfolio which had net charge-offs of $3.3 million and $1.7 million, respectively, for the nine months ended September 30,2009.

The following is selected financial information relating to loans, the loan loss allowance and loan loss provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands)

Net charge-offs to average loans (annualized)	1.28%	0.42%	0.99%	0.31%
Allowance for loan losses to total loans	1.59%	1.38%	1.59%	1.38%
Allowance for loan losses to nonperforming loans	143%	162%	143%	162%
Nonperforming loans to total loans	1.12%	0.85%	1.12%	0.85%

Non-performing assets. Non-performing assets were $24.4 million at September 30, 2009, an increase of $6.1 million from December 31, 2008 and an increase of $13.8 million from September 30, 2008. This increase was a result of increases in other real estate owned, having increased from $5.0 million at December 31, 2008 to $12.7 million at September 30, 2009. The other real estate owned increases were primarily from the foreclosure of certain previously reported non-accrual commercial and residential real estate. Other real estate owned assets are carried at the lower of carrying value or fair value using current appraisals and/or valuations. The Company is actively marketing all of its other real estate owned properties.

Deposits. Deposits continue to be our primary funding source. At September 30, 2009, deposits totaled $1.43 billion, an increase of $286.2 million, or 25.0%, from year-end 2008. This change was due to an increase of $384.0 million in our money market deposit portfolio, a $194.7 million decline in our time deposits greater than $100,000 being offset by an increase of $96.8 million in our other time deposits.

During the second half of 2008, with deposit rates elevated in our local markets due to several large institutions having significant liquidity challenges, management began issuing CD’s through the wholesale markets in larger volumes and at significantly lower rates than in our local markets. During the nine months ended September 30, 2009, the $250 million money market transaction, as discussed previously, replaced much of the large overnight borrowing positions at the FHLB that was outstanding at the end of 2008.

Borrowings. While the Company continues to utilize borrowings to support balance sheet management and growth, during the nine-months ended September 30, 2009 the Company repaid $160.3 million of short-term borrowings, decreasing from $194.1 million to $42.8 million at September 30, 2009, and $9.0 million of FHLB term advances were reclassified to short-term borrowings as they will mature within one year. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements. At September 30, 2009, long-term debt outstanding totaled $96.7 million, compared to $105.7 million outstanding at year-end 2008. Long-term debt consists of $65.0 million of FHLB advances, and $31.7 million of subordinated debt, of which $23.7 million have been issued through the Company’s trust subsidiaries.

Shareholders’ equity. Our capital position remains above all regulatory thresholds to be considered well capitalized. At September 30, 2009, our shareholders’ equity totaled $125.0 million, an increase of $4.4 million from the December 31, 2008 balance. The primary changes in shareholders’ equity were an increase in net income for the nine-month period in the amount of $4.8 million, an increase in the unrealized gains on securities available for sale and cash flow hedging activities in the amount of $1.6 million, a decrease of $733,000 for cash dividends paid to common shareholders and the $1.2 million payment of preferred stock dividends to the U.S. Treasury. At September 30, 2009, the Bank and the Company were considered to be “well capitalized” as such terms are defined in applicable regulations.

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

Because of the uncertainty in the capital and funding markets currently, we are maintaining an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities available for sale relative to prior periods. These aggregated $527.5 million at September 30, 2009, compared to $453.3 million at December 31, 2008. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $510 million from the FHLB of Atlanta, with $74 million outstanding at September 30, 2009. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $155 million, representing current pledges of investment securities. In addition to these liquidity sources, we have access to unsecured lines of credit for short-term liquidity needs, and the Promontory Interfinancial Network weekly funds auctions where we have another $150 million in availability. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At September 30, 2009, the Tier I risk-based capital ratio for the Bank was 9.65%, the total risk-based capital ratio was 11.57% and all other capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures. At September 30, 2009, the Company’s total risk-based capital ratio was 11.71%, thus classifying the Company as “well-capitalized” for regulatory purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4T.	Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management, the Company is not involved in any material pending legal proceedings other than routine proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

Not applicable for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, there were no purchases of equity securities made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock. There were no sales of equity securities during the third quarter of 2009 which were not registered under the Securities Act of 1933, as amended.

Under the terms of the CPP, the Company is prohibited, without the prior approval of the U.S. Treasury, from repurchasing its shares of common stock so long as the U.S. Treasury holds equity in the Company.

Item 3.	Defaults Upon Senior Securities

Nothing to report.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matter was submitted to a vote of the Company’s shareholders during the quarter ended September 30, 2009.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

Exhibit No.	Description

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (3)(i)(a)	Articles of Amendment dated December 2, 2008, regarding the Series A Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 17, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g- 3, filed with the SEC on December 17, 2002.

Exhibit (4)(i)	Form of Stock Certificate, regarding the Series A Preferred Stock incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit (4)(ii)	Warrant dated December 5, 2008, for the purchase of shares of Common Stock incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit 10.1	Letter Agreement dated December 23, 2008, between the Registrant and the United States Treasury, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(i)(a)	Amended Employment Agreement dated as of December 18, 2007, among the Company, the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(i)(a) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(i)(a)(1)	Employment Letter Agreement dated December 5, 2008, by and among BNC Bancorp, Bank of North Carolina and W. Swope Montgomery, Jr. incorporated herein by reference to Exhibit 10.2 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(i)(b)	Amended Employment Agreement dated as of December 18, 2007, among the Company, the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(i)(b) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(i)(b)(2)	Employment Letter Agreement dated December 5, 2008, by and among BNC Bancorp, Bank of North Carolina and Richard D. Callicutt, II incorporated herein by reference to Exhibit 10.5 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(i)(c)	Amended Employment Agreement dated as of December 18, 2007, among the Company, the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(i)(c) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit 10(i)(c)(3)	Employment Letter Agreement dated December 5, 2008, by and among BNC Bancorp, Bank of North Carolina and David B. Spencer incorporated herein by reference to Exhibit 10.3 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit (10)(ii)(a)	Amended Salary Continuation Agreement dated as of December 18, 2007, between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(ii)(b)	Amended Salary Continuation Agreement dated as of December 18, 2007, between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(ii)(c)	Amended Salary Continuation Agreement dated as of December 18, 2007, between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(iii)	Bank of North Carolina Stock Option Plan for Directors, filed herewith, as previously filed with the FDIC as Exhibit 10(iii) to the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, filed herewith, as previously filed with the FDIC as Exhibit 10(iv) of the Form F-1, filed with the FDIC on June 1, 1992.

Exhibit (10)(v)	Directors Deferred Compensation Plan, filed herewith as previously filed with the FDIC as Exhibit 10(v) of the Form F-2.

Exhibit (10)(vi)(a)	Amended Endorsement Split Dollar Agreement dated December 18, 2007, between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(vi)(b)	Amended Endorsement Split Dollar Agreement dated December 18, 2007, between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(vi)(c)	Amended Endorsement Split Dollar Agreement dated December 18, 2007, between the Bank and David B. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on December 27, 2007.

Exhibit (10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated herein by reference to Exhibit (10)(vii) of Form 10-K filed with the SEC on March 31, 2005.

Exhibit (10)(vii)	Employment Letter Agreement dated December 5, 2008, by and among BNC Bancorp, Bank of North Carolina and Thomas N. Nelson, incorporated herein by reference to Exhibit 10.6 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit 10(ix)	Employment Letter Agreement dated December 5, 2008, by and among BNC Bancorp, Bank of North Carolina and William Harvey McMurray III, incorporated herein by reference to Exhibit 10.7 to the form 8-K filed with the SEC on December 5, 2008.

Exhibit 10(x)	Separation and Non-Competition Agreement dated June 16, 2008, by and among BNC Bancorp, Bank of North Carolina and Ralph N. Strayhorn III, incorporated herein by reference to the Form 10-K filed with the SEC on March 17, 2009.

Exhibit 10(xi)	Policy document for Performance Compensation for Stakeholders.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note 3).

Exhibit (31)	Rule 13a-14(a)\15d-14 (a) Certifications.

Exhibit (32)	Section 1350 Certification.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: November 2, 2009	By:	/S/ W. SWOPE MONTGOMERY, JR.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: November 2, 2009	By:	/S/ DAVID B. SPENCER
David B. Spencer
Chief Financial Officer (Principal Accounting Officer)