Form 10-K
period 2009-12-31
BNC BANCORP
filed 2010-03-30
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number: 000-50128

BNC BANCORP

(Exact name of registrant as specified in its charter)

North Carolina	47-0898685
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1226 Eastchester Drive High Point, North Carolina	27265
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

$47,896,000

(Aggregate value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s common stock, no par value per share was sold on June 30, 2009)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,341,901 shares of common stock, no par value, as of March 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to stockholders of BNC Bancorp for the year ended December 31, 2009 (“2009 Annual Report”), are incorporated by reference into Part II.

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders of BNC Bancorp to be held on June 15, 2010, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

BNC Bancorp (the “Company”) was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina (the “Bank”). The Company is registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the bank holding company laws of North Carolina. The Company’s administrative office is located at 1226 Eastchester Drive, High Point, North Carolina 27265 and the Bank’s main office is located at 831 Julian Avenue, Thomasville, North Carolina 27360. The Company’s only business at this time is owning the Bank and its primary source of income is any dividends that are declared and paid by the Bank on its capital stock.

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

Since January 1, 1996, the Company has grown assets, deposits and net loans at a compounded annual growth rate of 28.5%, 28.4% and 27.0% respectively. The Company targets business professionals and small to mid-size business customers with superior customer service, excellent branch locations and long-term, experienced bankers. The Company believes that the markets it operates in provide a unique opportunity for the Bank, as the Company is able to target customers with credit relationships in the $250,000 to $5 million range that are too small for regional community banks but too large for smaller community banks with lower legal lending limits. The Company has been able to grow assets, deposits and loans at these impressive rates while maintaining above peer asset quality with non-performing assets to total assets of 2.04% at December 31, 2009. In large part, the Company’s superior asset quality relative to peers is due to our strong team of lenders and asset quality management; most of our asset quality personnel have been in the banking industry for more than 20 years and several members of our senior credit team have experienced several economic and real estate cycles during their banking careers.

Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management including the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Credit risk management is discussed under See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Sections “Executive Summary”, “Asset/Liability Management”, “Lending Activities”, “Asset Quality”, “Nonperforming Assets” and “Analysis of Allowance for Loan Losses”. Also see Item 1A, “Risk Factors.”

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

The Company’s primary sources of revenue are interest and fee income from its lending and investing activities, primarily consisting of making business loans for small, to medium-sized businesses, and, to a lesser extent, from its investment portfolio. In prior years, investments have not been a primary source of income for the Company. In November and December of 2008, the Company purchased $265 million in government agency sponsored mortgage-backed securities and an additional $76 million of bank-qualified municipal government securities during the fourth quarter of 2008 and first quarter of 2009, to leverage the $31.3 million of proceeds from the U.S. Department of the Treasury (“UST”) Capital Purchase Program (“CPP”). Under the CPP, the Company sold shares of preferred stock and issued a warrant to purchase common stock to the Treasury. During the first quarter of 2009, the Company negotiated an unsecured $250 million money market funding arrangement and interest rate swap agreement to effectively fix the interest cost at 2.95% for this funding over a five year period. This leverage transaction has provided sufficient net interest income to offset the cost of dividends on the CPP preferred stock and provide additional operational income to the Company. The major expenses of the Company are interest paid on deposits and borrowings and general administrative expenses such as salaries, employee benefits, advertising and office occupancy.

The Bank has experienced steady growth over its nineteen-year history. The Company’s assets totaled $1.63 billion and $1.57 billion as of December 31, 2009 and 2008, respectively. Net income for the year ended December 31, 2009 was $6.5 million compared to $4.0 million for the year ended December 31, 2008. Net income available to common shareholders for the year ended December 31, 2009 totaled $4.6 million, or $0.62 per diluted common share, as compared to $3.8 million, or $0.52 per diluted common share, for the year ended December 31, 2008.

Because the Bank is the sole banking subsidiary of the Company, the Company’s operations are located at the Bank level. Throughout this Annual Report, results of operations will relate to the Bank’s operation, unless a specific reference is made to the Company and its operating results other than through the Bank’s business and activities.

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

The Company operates in markets that have not experienced the tremendous property value increases recognized in other parts of the country and as a result the property valuation declines have not been as severe. Based on SNL Financial data, the Company’s markets had population growth of 16.4% from 2000-2009, versus 10.1% nationwide. The Company’s markets have a projected population growth rate of 8.1% for 2009 to 2014, which is higher than the projected growth rate of 6.3% for the U.S.

The Company has a market share of 40.7% in its largest market, Davidson County. Rowan and Cabarrus Counties are located in the growing Piedmont region of North Carolina between the Charlotte metro market and the High Point and Thomasville markets. Rowan and Cabarrus Counties offer a premier location for warehouses, manufacturing and distribution facilities because the largest consolidated rail system in the country is centered in the region. Rowan County is home to over 45 freight companies. Cabarrus County is the home to Lowes Motor Speedway, and numerous NASCAR related suppliers and team headquarters. Lexington, High Point, Archdale and Thomasville’s traditional economic base includes furniture and textile manufacturing, which have been negatively impacted by the recession. Greensboro’s economic base is more diversified and service oriented and is also home to several colleges and universities.

Employees

At December 31, 2009, the Bank had 249 full-time and 13 part-time employees.

Subsidiaries

The Company is a one-bank holding company for Bank of North Carolina. In addition, the Company has wholly owned subsidiaries to issue trust preferred securities: BNC Bancorp Capital Trust I, BNC Bancorp Capital Trust II, BNC Bancorp Capital Trust III and BNC Bancorp Capital Trust IV. These long-term obligations, which qualify as Tier I capital for the Company, constitute a full and unconditional guarantee by the Company of the trusts’ obligations under the preferred securities.

The Bank has three subsidiaries that operate in the mortgage and real estate areas: BNC Credit Corp. serves as the Bank’s trustee on deeds of trust and Sterling Real Estate Holdings, LLC and Sterling Real Estate Development of North Carolina, LLC hold and dispose of the Bank’s real estate owned.

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

Emergency Economic Stabilization Act of 2008. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the UST authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. The first program implemented by the UST is the Capital Purchase Program CPP. Pursuant to this program, the UST, on behalf of the US government, will purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment will have a dividend rate of 5% per year, until the fifth anniversary of the UST’s investment and a dividend of 9% thereafter. During the time the UST holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. As described further herein, we elected to participate in the CPP and received $31.3 million pursuant to the program.

American Recovery and Reinvestment Act of 2009. On February 17, 2009 the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted and includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate governance obligations on all current and future CPP recipients, including the Company, until the institution has redeemed the preferred stock, which CPP recipients are now permitted to do under ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator.

Additionally, ARRA amends Section 111 of EESA to require the Treasury to adopt additional standards with respect to executive compensation and corporate governance for CPP recipients, which are set forth in the TARP Standards for Compensation and Corporate Governance: Interim Final Rule (“Interim Final Rule”), adopted by the Treasury on June 15, 2009. Among the executive compensation and corporate governance provisions included in ARRA and the Interim Final Rule are the following:

•

an incentive compensation “clawback” provision to cover “senior executive officers” (defined in this instance and below to mean the “named executive officers” for whom compensation disclosure is provided in the company’s proxy statement) and the next 20 most highly compensated employees;

•

a prohibition on certain golden parachute payments to cover any payment related to a departure for any reason (with limited exceptions) made to any senior executive officer (as defined above) and the next five most highly compensated employees;

•

a limitation on incentive compensation paid or accrued to the five most highly compensated employees of the financial institution, subject to limited exceptions for pre-existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, and certain awards of restricted stock which may not exceed one-third of annual compensation, are subject to a two year holding period and cannot be transferred until the Treasury’s preferred stock is redeemed in full;

•

a requirement that a company’s chief executive officer and chief financial officer provide in annual securities filings, a written certification of compliance with the executive compensation and corporate governance provisions of the Interim Final Rule;

•

an obligation for the compensation committee of the board of directors to evaluate with a company’s chief risk officer certain compensation plans to ensure that such plans do not encourage unnecessary or excessive risks or the manipulation of reported earnings;

•	a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures;

•	a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of executives; and

•

a provision that allows the Treasury to review compensation paid prior to enactment of ARRA to senior executive officers and the next 20 most highly-compensated employees to determine whether any payments were inconsistent with the executive compensation restrictions of EESA, CPP or otherwise contrary to the public interest.

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and the allowance for loan losses, subject to certain restrictions. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. At December 31, 2009, the Company’s Tier I risk-based capital and total risk-based capital were 9.71% and 11.60%, respectively.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. At December 31, 2009, the Bank’s leverage ratio was 8.32%.

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

Deposit Insurance. The deposit accounts of the Bank are insured by the Deposit Insurance Fund (“DIF”) for the FDIC. Pursuant to EESA and ARRA, the maximum deposit insurance amount per depositor was increased from $100,000 to $250,000 until December 31, 2013. The FDIC maintains the DIF by assessing depository institutions an insurance premium on a quarterly basis. The amount of the assessment is a function of the institution’s risk category and assessment base. An institution’s risk category is determined according to its supervisory ratings and capital levels, and is used to determine the institution’s assessment rate. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category (Risk Category I) the assessment rate is calculated according to a formula, which relies on supervisory ratings and either certain financial ratios or long-term debt ratings. An insured bank’s assessment base is determined by the balance of its insured deposits. This system is risk-based and allows banks to pay lower assessments to the FDIC as their capital level and supervisory ratings improve. By the same token, if these indicators deteriorate, the institution will have to pay higher assessments to the FDIC.

Under the Federal Deposit Insurance Act (“FDIA”), the FDIC Board has the authority to set the annual assessment rate range for the various risk categories within certain regulatory limits. Pursuant to this authority, risk-based assessment rates were uniformly increased 7 cents per $100 of assessable deposits by the FDIC Board in December 2008 for the first quarter of 2009. On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s qualifying assets less Tier 1 capital as of June 30, 2009. The FDIC collected this special assessment on September 30, 2009, that amounted to $750,000. On November 12, 2009, the FDIC adopted a final rule that required insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the following three years. Such prepaid assessments were collected on December 30, 2009 at a rate based on the insured institution’s modified third quarter 2009 assessment rate. The Company’s prepaid assessment was $8.5 million.

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

FDIC Temporary Liquidity Guarantee Program. On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Company elected to participate in both guarantee programs. On August 26, 2009, the FDIC extended the Transaction Account Guarantee (“TAG”) portion of the TLGP through June 30, 2010. As of December 31, 2009, no debt has been issued under the TLGP.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta and under the its capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2009, the Bank was in compliance with this requirement.

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

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act likely will have a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include in its Annual Report, a report stating management’s responsibility to establish and maintain adequate internal controls over financial reporting and management’s conclusion on the effectiveness of the internal controls at year end. Additionally, the Company’s independent registered public accounting firm is required to attest to and report on management’s evaluation of internal control over financial reporting.

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

Risks Related to Recent Economic Conditions and Governmental Response Efforts

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally. The global, U.S. and North Carolina economies are experiencing significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	a decrease in the demand for loans or other products and services offered by us;

•	a decrease in the value of our loans or other assets secured by consumer or commercial real estate;

•	a decrease to deposit balances due to overall reductions in the accounts of customers;

•	an impairment of certain intangible assets or investment securities;

•	a decreased ability to raise additional capital on terms acceptable to us or at all; or

•

an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings.

Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Recent and future legislation and regulatory initiatives to address current market and economic conditions may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy. Recent and future legislative and regulatory initiatives to address current market and economic conditions, such as the EESA, or the ARRA, may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy. EESA was enacted in October 2008 to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Treasury and banking regulators have implemented, and likely will continue to implement, various other programs under this legislation to address capital and liquidity issues in the banking system, including the Troubled Asset Relief Program (“TARP”), the CPP, President Obama’s Financial Stability Plan announced in February 2009, the ARRA and the FDIC’s TLGP. There can be no assurance as to the actual impact that any of the recent, or future, legislative and regulatory initiatives will have on the financial markets and the overall economy. Any failure of these initiatives to help stabilize or improve the financial markets and the economy, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Additional requirements under our regulatory framework, especially those imposed under ARRA, EESA or other legislation intended to strengthen the U.S. financial system, could adversely affect us. Recent government efforts to strengthen the U.S. financial system, including the implementation of ARRA, EESA, the TLGP and special assessments imposed by the FDIC, subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse affect on our business, financial condition, and results of operations.

Our participation in the CPP imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the equity capital markets. On December 5, 2008, we issued and sold (i) 31,260 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and (ii) a warrant to purchase 543,337 shares of our common stock (“Warrant”) to the UST as part of its CPP. Prior to December 5, 2011, unless we have redeemed all of the Series A Preferred Stock or the UST has transferred all of the Series A Preferred Stock to a third party, the Securities Purchase Agreement pursuant to which such securities were sold, among other things, limits the payment of dividends on our common stock to a maximum quarterly dividend of $0.05 per share without prior regulatory approval, limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), and grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities. In addition, unless we are able to redeem the Series A Preferred Stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% to 9%. Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.

The limitations on incentive compensation contained in the ARRA may adversely affect our ability to retain our highest performing employees. In the case of a company such as BNC Bancorp that received CPP funds, the ARRA, and subsequent regulations issued by Treasury, contain restrictions on bonus and other incentive compensation payable to the company’s senior executive officers. As a consequence, we may be unable to create a compensation structure that permits us to retain our highest performing employees and attract new employees of a high caliber. If this were to occur, our businesses and results of operations could be adversely affected.

The soundness of other financial institutions could adversely affect us. Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients.

From time to time, we utilize derivative financial instruments, primarily to hedge our exposure to changes in interest rates, but also to hedge cash flow. By entering into these transactions and derivative instrument contracts, we expose ourselves to counterparty credit risk in the event of default of our counterparty or client. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty. Nonetheless, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan due us. There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition or results of operations.

Risks Associated to Our Business

We rely on dividends from the Bank for most of our revenue. The Company is a separate and distinct legal entity from the Bank. The Company receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on our common and preferred stock, and interest and principal on our outstanding debt securities. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay dividends on its common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

We are in the process of improving our policies and procedures relating to the administration of both performing and non-performing loans, however, this process is not currently complete. The administration of loans is an important function in attempting to mitigate any future losses related to our non-performing assets. We are currently in the process of improving and centralizing our credit administration function. While we are making efforts to complete this process in a timely manner, we can give you no assurances that we will be able to successfully update and improve our credit administration policies and procedures. If we are unable to do so in a timely manner or at all, our loan losses could increase and this could have a material adverse effect on our results of operations and the value of, or market for, our common stock.

Loss of key personnel could adversely impact results. The success of the Bank has been and will continue to be greatly influenced by the ability to retain the services of existing senior management. The Bank has benefited from consistency within its senior management team, with its top five executives averaging over 15 years of service with the Bank. The Company has entered into employment contracts with each of these top management officials. Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on the business and financial results of the Bank.

Changes in interest rates affect profitability and assets. Changes in prevailing interest rates may hurt the Bank’s business. The Bank derives its income primarily from the difference or “spread” between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more the Bank earns. When market rates of interest change, the interest the Bank receives on its assets and the interest the Bank pays on its liabilities will fluctuate. This can cause decreases in the “spread” and can adversely affect the Bank’s income. Changes in market interest rates could reduce the value of the Bank’s financial assets. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decrease in value as interest rates rise. In addition, interest rates affect how much money the Bank lends. For example, when interest rates rise, the cost of borrowing increases and the loan originations tend to decrease. If the Bank is unsuccessful in managing the effects of changes in interest rates, the financial condition and results of operations could suffer.

The Company and the Bank compete with much larger companies for some of the same business. The banking and financial services business in our market areas continues to be a competitive field and it is becoming more competitive as a result of:

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

The Company is subject to environmental liability risk associated with lending activities. A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

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

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations. In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

Government regulations may prevent or impair the Company’s ability to pay dividends, engage in mergers or operate in other ways. Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. The Bank is subject to supervision and periodic examination by the FDIC and the Commissioner. The Company is subject to regulation by the Federal Reserve and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit the growth and the return to the Company’s stockholders by restricting certain activities, such as:

•	The payment of dividends to our stockholders;

•	Possible mergers with or acquisitions of or by other institutions;

•	Our desired investments;

•	Loans and interest rates on loans;

•	Interest rates paid on our deposits;

•	The possible expansion of our branch offices; and

•	Our ability to provide securities or trust services.

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

The FDIC has imposed a special assessment on all FDIC-insured institutions, which decreased our earnings in 2009, and future special assessments could adversely affect our earnings in future periods. In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment is equal to five basis points of our subsidiary bank’s total assets minus Tier 1 capital as of June 30, 2009. This additional charge of $750,000 increased operating expenses during the second quarter of 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Any such future assessments will decrease our earnings

Our allowance for loan losses may be insufficient. All borrowers carry the potential to default and our remedies to recover (seizure and/or sale of collateral, legal actions, guarantees, etc.) may not fully satisfy money previously lent. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

Risks Related to our Common Stock

Our stock price can be volatile. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating results and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns, and other issues in the financial services industry;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	New technology used or services offered by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; and

•	Changes in government regulations.

The Company’s trading volume has been low compared with larger national and regional banks. The Company’s common stock is traded on the NASDAQ Global Market. However, the trading volume of the Company’s common stock is relatively low when compared with more seasoned companies listed on the NASDAQ Capital Market, NASDAQ Global Select Market, or other consolidated reporting systems or stock exchanges. Thus, the market in the Company’s common stock may be limited in scope relative to other larger companies. In addition, the Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

Our common stock is not FDIC insured. The Company’s common stock is not a savings or deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental agency and is subject to investment risk, including the possible loss of principal. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, holders of our common stock may lose some or all of their investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

At December 31, 2009, the Company conducted its business from its headquarters located in High Point, North Carolina, the Bank’s main office in Thomasville and 15 other branch offices and one limited services office. The following list sets forth certain information regarding the Company’s and Bank’s properties.

Owned properties:

Main Office: 831 Julian Avenue, Thomasville, NC 27360.
Archdale Branch Office: 113 Trindale Road, Archdale, NC 27263.
Lexington Branch Office: 115 East Center Street, Lexington, NC 27292.
North Thomasville Branch Office: 1317 National Highway, Thomasville, NC 27360.
Kernersville Branch Office: 211 Broad Street, Kernersville, NC 27284.
Oak Ridge Branch Office: 8000 Linville Road, Oak Ridge, NC 27310.
Elm Street Branch Office: 801 North Elm Street, High Point, NC 27262.
Eastchester Branch Office: 2630 Eastchester Dr., High Point, NC 27265.
Salisbury Branch Office: 415 Jake Alexander Boulevard West, Salisbury, NC 28147.
Harrisburg Branch Office: 3890 Main Street, Harrisburg, NC 28075.
N. Davidson Branch Office: 5744 Old US Hwy 52, Lexington, NC 27295.
Concord Branch Office: 271 Copperfield Blvd., NE Concord, NC 28025

Leased properties:

High Point Administrative Offices: 1224/1226 Eastchester Drive, High Point, NC 27265.
Friendly Center Branch Office: 3202 Northline Avenue, Greensboro, NC 27408.
Dover Road Branch Office: 1110 Dover Road, Greensboro, NC 27408.
Elm Street Branch Office: 112 N. Elm Street, Greensboro, NC 27404.
Winston Salem Branch Office: 1551 Westbrook Plaza Drive, Suite 90, Greentree II Building, Winston Salem, NC 27103.
Mooresville Limited Service Office: 125 Commerce Park Road, Mooresville, NC 28117.

The total net book value of the Company’s premises and equipment on December 31, 2009 was $27.7 million. All properties are considered by the Company’s management to be in good condition and adequately covered by insurance.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as “real estate owned” until it is sold or otherwise disposed of by the Company to recover its investment. As of December 31, 2009, the Company had $14.3 million of assets classified as real estate owned.

ITEM 3.	LEGAL PROCEEDINGS

In the opinion of management, the Company is not involved in any material pending legal proceeding.

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

See table 19 for certain market and dividend information for the last two fiscal years.

As of December 31, 2009, the Company had approximately 1352 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

See “ITEM 1. BUSINESS — Supervision and Regulation” above for regulatory restrictions which limit the ability of the Bank to pay dividends. The Company has paid seven annual cash dividends, with the most recent being a cash dividends of $0.20 per share of common stock on February 22, 2008. In 2009, the Company began paying quarterly dividends, with the last being a cash dividend of $0.05 paid on February 26, 2010.

There were no purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2009. The maximum amount of shares that may be purchased in the stock repurchase program will be limited to 10% of the outstanding common stock. As of December 31, 2009, the maximum of stock able to be purchased by the Company amounted to 734,190 shares, with 247,904 shares repurchased. Because of the Company’s participation in the CPP, there are restrictions on the Company’s ability to repurchase its shares.

The information required to be disclosed under Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is presented in Item 12 of this Form 10-K.

On December 5, 2008, we issued 31,260 shares of our Series A Senior Preferred Stock to the UST pursuant to the CPP, including a warrant to purchase 543,337 shares of the Company’s common stock. While any Senior Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to increase our common stock dividend from its current quarterly amount of $0.05 per share.

See Item 11 for information regarding securities authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares the Company’s cumulative stockholder return on its Common Stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by SNL Financial, LC using data as of December 31, 2009.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
BNC Bancorp	100.00	129.89	144.45	132.74	59.73	62.07
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
SNl Bank Index	100.00	101.36	118.57	92.14	52.57	52.03
SNL Southeast Bank index	100.00	102.36	120.03	90.42	36.60	36.75

ITEM 5.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth our historical consolidated financial data and operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Item 1. Business,” “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in “Item 7. Financial Statements.” (Dollars in thousands, except share and per share data).

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005

Operating Data:
Total interest income	$79,082	$71,034	$73,670	$53,211	$33,373
Total interest expense	32,867	37,426	41,265	26,481	14,593

Net interest income	46,215	33,608	32,405	26,730	18,780
Provision for loan losses	15,750	7,075	3,090	2,655	2,515

Net interest income after provision for loan losses	30,465	26,533	29,315	24,075	16,265
Non-interest income	8,686	5,651	5,249	3,821	2,982
Non-interest expense	32,899	27,783	24,068	19,110	13,023

Income before income taxes	6,252	4,401	10,496	8,786	6,224
Income tax expense (benefit)	(285)	414	3,058	2,616	1,719

Net income	6,537	3,987	7,438	6,170	4,505
Less preferred stock dividends and discount accretion	1,984	142	—	—	—

Net income available to common shareholders	$4,553	$3,845	$7,438	$6,170	$4,505

Per Common Share Data: (1)
Basic earnings per share	$0.62	$0.53	$1.08	$1.09	$0.94
Diluted earnings per share	0.62	0.52	1.05	1.04	0.88
Cash dividends paid	0.20	0.20	0.18	0.15	0.12
Book value	13.20	12.49	11.90	11.89	7.58
Tangible common book value (2)	9.43	8.69	8.02	7.23	6.78

Weighted average shares outstanding:
Basic	7,340,015	7,322,723	6,865,204	5,658,196	4,798,869
Diluted	7,347,700	7,396,170	7,088,218	5,957,478	5,093,327
Year-end shares outstanding	7,341,901	7,350,029	7,257,532	6,709,007	4,804,748

Selected Year-End Balance Sheet Data:
Total assets	$1,634,185	$1,572,876	$1,130,112	$951,731	$594,550
Investment securities available for sale	360,506	416,564	86,683	76,700	42,489
Loans	1,079,179	1,007,788	932,562	774,664	499,247
Allowance for loan losses	17,309	13,210	11,784	10,400	6,140
Goodwill	26,129	26,129	26,129	26,129	3,423
Deposits	1,349,878	1,146,013	855,130	786,777	490,892
Short-term borrowings	50,283	194,143	80,928	4,673	7,061
Long-term debt	100,713	105,713	101,713	81,713	59,496
Shareholders’ equity	126,206	120,680	86,392	72,523	33,114

BNC Bancorp

Table 1

Selected Consolidated Financial Information and Other Data

($ in thousands, except per share and nonfinancial data)

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005

Selected Average Balances:
Total assets	$1,617,744	$1,227,246	$1,041,018	$747,997	$549,654
Investment securities available for sale	424,684	117,531	79,727	58,519	40,251
Loans, including loans held for sale	1,026,635	981,069	849,271	615,689	454,395
Total interest-earning assets	1,496,230	1,116,766	943,756	685,981	503,013
Deposits, interest-bearing	1,257,333	890,058	782,755	564,084	404,384
Total interest-bearing liabilities	1,418,935	1,063,171	891,695	643,325	475,254
Shareholders’ Equity	123,641	86,858	76,065	48,949	31,061

Selected Performance Ratios:
Return on average assets (3)	0.40%	0.32%	0.71%	0.82%	0.82%
Return on average common equity (4)	4.81%	4.54%	9.78%	12.60%	14.50%
Return on average tangible common equity (5)	6.82%	6.79%	15.58%	15.86%	16.34%
Net interest margin (6)	3.39%	3.17%	3.60%	4.08%	3.92%
Average equity to average assets	7.64%	7.08%	7.31%	6.54%	5.65%
Efficiency ratio (7)	55.36%	67.66%	61.36%	60.07%	57.33%
Dividend payout ratio	32.26%	38.09%	16.61%	13.34%	12.43%

Asset Quality Ratios:
Nonperforming loans to period-end loans	1.77%	1.32%	0.39%	0.16%	0.37%
Allowance for loan losses to period-end loans	1.60%	1.31%	1.26%	1.34%	1.23%
Allowance for loan losses to nonperforming loans	90.86%	99.18%	327.42%	839.39%	335.70%
Nonperforming assets to total assets (8)	2.04%	1.17%	0.54%	0.24%	0.45%
Net loan charge-offs to average loans	1.13%	0.58%	0.20%	0.20%	0.38%

Capital Ratios: (9)
Total risk-based capital	12.79%	11.46%	10.31%	10.23%	11.27%
Tier 1 risk-based capital	10.87%	9.60%	8.26%	8.00%	8.61%
Leverage ratio	8.32%	8.44%	7.40%	7.40%	7.92%

Other Data:
Number of full service banking offices	17	15	14	13	8
Number of limited service offices	1	1	1	1	2
Number of full time equivalent employees	249	221	218	196	140

(1)	All per share data has been restated to reflect the dilutive effect of a 10% stock dividend distributed on January 22, 2007, a stock split effected in the form of a 25% stock dividend in 2005.
(2)	Calculated by dividing common equity less intangibles by year-end shares outstanding. Intangibles include core deposit intangibles of $1.6 million, $1.8 million, $2.1 million, $2.3 million and $60,000 at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
(3)	Calculated by dividing net income by average assets.
(4)	Calculated by dividing net income available to common shareholders by average common equity.
(5)	Calculated by dividing net income available to common shareholders by average common equity less intangibles.
(6)	Calculated by dividing tax equivalent net interest income by average interest-earning assets.
(7)	Calculated by dividing non-interest expense by the sum of tax-equivalent net interest income plus non-interest income. The tax-equivalent adjustment was $4.5 million, $1.8 million, $1.6 million, $1.3 million and $953,000 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
(8)	Nonperforming assets consist of non-accrual loans, restructured loans in non-accrual, and real estate owned, where applicable.
(9)	Capital ratios are for the bank.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in understanding and evaluating of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report. Additional discussion and analysis related to fiscal 2009 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, respectively.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and the Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectability of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in “Risk Factors” in this Form 10-K and the Company’s other filings with the SEC. The Company undertakes no obligation to update any forward-looking statements.

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

EXECUTIVE SUMMARY

Net income for the year ended December 31, 2009 was $6.5 million compared to $4.0 million for the year ended December 31, 2008. Net income available to common shareholders for the year ended December 31, 2009 totaled $4.6 million, or $0.62 per diluted common share, as compared to $3.8 million, or $0.52 per diluted common share, for the year ended December 31, 2008. Preferred stock dividends and accretion of the discount on the Company’s preferred stock reduced net income by $2.0 million ($0.27 per common share) and $142,000 ($0.02 per common share) for the years ended December 31, 2009 and 2008, respectively.

The increases in net income was largely due to: (i) a $12.6 million increase in net interest income resulting from higher average interest earning assets and a decline in the Company’s cost of funds, (ii) a $3.4 million increase in net gains on sales of investment securities, partially offset by (iii) a $8.7 million increase in the provision for loan losses due to higher net charge-offs and non-performing loans caused by deterioration in economic conditions, and (iv) a $2.2 million increase in the FDIC insurance assessment due to higher assessment rates during 2009 and a special one-time $750,000 assessment in the second quarter of 2009.

The most significant factor affecting the Company’s financial condition in 2009 was the broad economic slowdown in both the real estate sector and the general economy in our state and local communities. Weaknesses in residential development and rising unemployment levels in our market areas resulted in higher charge-offs and a higher allowance for loan losses in 2009 also impacted earnings. As a result of these difficult issues, the Company recorded a provision for loan losses of $15.8 million, which represents an increase of $8.7 million compared to 2008. The weak economy also impacted our allowance for loan losses, which increased to $17.3 million at December 31, 2009 from $13.2 million recorded at December 31, 2008. Nonperforming assets increased to $33.4 million at December 31, 2009 representing 2.04% of nonperforming assets to total assets, compared to $18.3 million at December 31, 2008 representing 1.17% of nonperforming assets to total assets.

Net charge-offs for 2009 were $11.7 million, or 1.13% of average loans and were up $6.0 million compared to 2008’s net charge-offs of $5.7 million, or 0.58% of average loans. Of the $11.7 million in net charge-offs in 2009, $5.0 million and $1.2 million were related to commercial construction and residential construction loans, respectively. The Company’s portfolio of construction loans represents 21.7% of the total loan portfolio. During 2009, management has actively reduced its exposure in construction loans by $73.6 million, or 24.0%. At December 31, 2009, the Company’s exposure in larger acquisition and development loans within the construction loan portfolio had been minimized in comparison to the prior year and the remaining portfolio is diversified across the Company’s market area. Additionally, the Company has seen an increase in the velocity related to remaining viable projects and lots with completed infrastructure, and the remaining speculative inventory has continued to decline at a rate above the market average.

During 2008, the Company received $31.3 million from the UST for participation in the CPP. The CPP gave us the opportunity to raise capital quickly, at low cost, with little shareholder dilution, and continue to support the credit needs of our communities. We considered it our responsibility to participate in the CPP, rewarding the taxpayers of our communities with an even healthier, more highly capitalized company, better enabling us to serve our customers and communities with access to affordable and reasonably underwritten consumer and commercial credit, supporting economic growth in our communities with loans to creditworthy businesses, and supplying affordable financing to individuals at a time when secondary markets remain in turmoil.

The additional capital provided by the CPP has enhanced the Company’s ability to fund responsible lending and has enabled the Company to better satisfy the credit needs of households and businesses in our markets. The first program initiated after receiving CPP funds was our Builder Participation Program. This Program makes available up to $50 million of in-house credit to qualified buyers who purchase residential housing inventory currently being financed as part of our residential construction loan portfolio. With the secondary mortgage market functioning inefficiently, we have increased our in-house commitment to fill this credit vacuum, providing builders in our market with a source of qualified buyers and making affordable and rational credit more readily accessible. The Builder Participation Program is a major commitment on our part to help stabilize the housing market in our communities and provide credit locally. To date, $22.9 million of affordable mortgage loans have been provided under the Builder Participation Program.

In conjunction with the funds received from the CPP, management began implementing a strategy to deploy these funds into government agency sponsored entity mortgage-backed securities, well before rates in this sector began to decline due to aggressive purchases by the Federal Reserve, UST, and other community banks seeking to leverage their new CPP funds. That strategy resulted in the Company purchasing $265 million of FNMA and FHLMC sponsored mortgage-backed securities in November and December of 2008, and an additional $76 million of bank-qualified municipal government securities during the fourth quarter of 2008 and the first quarter of 2009. The tax equivalent yield on these investments was 5.70%. These security purchases were funded by short-term deposits at rates below 1.0% and by an unsecured $250 million money market funding arrangement, which allowed us to pay down short-term borrowings that required over $270 million of our investment portfolio to be pledged as collateral. This collateral is now unencumbered, and available to meet certain unforeseen liquidity demands that may arise. To minimize exposure to changes in interest rates from this funding arrangement, we entered into a hedging transaction to fix the effective interest cost at 2.95% over a five-year period. This leverage transaction has provided sufficient net interest income to offset the cost of the CPP dividend payments, and provide additional operational income to the Company. During 2009, to meet our loan and asset growth demands, we sold approximately $90 million of investment securities that were purchased as part of the above leverage strategy, described above; recognizing gains in excess of $3.7 million.

Our balance sheet showed growth during 2009. At year end, total assets reached $1.63 billion, an increase of $61.3 million, or 3.9%, from December 31, 2008. The average balances of interest-earning assets increased $379.5 million to $1.50 billion during 2009, compared to $1.12 billion during 2008 due primarily to our above mentioned leverage strategy. Period-end loans were up $71.4 million, or 7.1%, from December 31, 2008. Loan growth increased primarily in the loan categories of commercial real estate loans and residential mortgage loans in the amounts of $98.7 million and $34.4 million, respectively. During 2009, the Company made significant strides in reducing the amount of loans in the commercial and residential construction categories in the amount of $73.6 million. We will continue to divest exposure in certain loan categories as warranted. We also experienced strong growth in deposits over the past year. Period-end deposits at December 31, 2009 were $1.35 billion, an increase of $203.9 million from December 31, 2008. Deposit growth increased primarily in interest-bearing demand deposits in the amount of $393.5 million, with decreases of $196.0 million in time deposits. We continue to remain well capitalized with total shareholder equity of $126.2 million.

The Company’s net interest margin and net interest spread expanded in 2009 after falling in 2008 due to the aggressive competitive pricing for deposits, the effect of the Federal Reserve’s action in lowering short-term rates in 2008 and the financial industry-wide actions to build up liquidity. The Company’s net interest margin increased 22 basis points to 3.39% for the year ended December 31, 2009, from 3.17 % in 2008. This increase was primarily from significantly lower cost of funds, from both demand deposits and lower wholesale funding costs. The average cost of funds decreased by 120 basis points during 2009, offset by the decrease in the average yield of interest-earning assets of 93 basis points. The average balances of interest-bearing liabilities increased by $355.8 million during 2009, consistent with the increase in our interest-earning assets. The Company’s net interest spread increased 27 basis points to 3.27% for the year ended December 31, 2009, from 3.00% in 2008.

During 2009, the Company began investing in many of the critical infrastructure areas that are helping the Company best manage through this economic slowdown, as well as position the Company to be ready to take advantage of value creation opportunities as they arise. The Company has invested significant resources in the credit department during 2009 that have better prepared our Company to identify and manage problem credits with an emphasis towards minimizing losses over both the short and long-term. This additional depth helps position our Company not only to provide the necessary enhanced oversight and credit review during this economic downturn, but puts the strength in the field to provide the service required for growth and expansion we expect of our franchise over the next several years. These changes have resulted in the addition of nine new seasoned credit and special assets professionals and a greater level of interconnectivity between the loan officers and the credit administration area. The Company has also created and enhanced its capabilities in the areas of retail banking, treasury and corporate cash management, private banking, and wealth management. Each of these areas has benefitted from significant investments in people, systems, training and marketing to better acquire and service a growing customer and potential customer base in each of our markets.

The Company has also completed the construction of a permanent banking office for our North Davidson operation during 2009, as well as taking advantage of a value creation opportunity by our entry into the Concord market. We were able to attract a seasoned team of bankers with over 100 years of banking experience in that market. We are pleased with the early success of this team and are excited about the future of this partnership with the Concord community.

As management and the Board look ahead to 2010, it is uncertain how long and at what pace the economic slowdown will persist, and what impact future movements in interest rates or fiscal policies will have on the slope of the yield curve. We are positioning our balance sheet and interest income stream to partially participate in future rate moves, while reducing our exposure to pronounced movements in rates in either direction. Management believes these strategic initiatives now in place are a prudent way to protect the long-term income stream of our Company.

FINANCIAL CONDITION

DECEMBER 31, 2009 AND 2008

Total assets at December 31, 2009 were $1.63 billion, an increase of $61.3 million, or 3.9%, from $1.57 billion at December 31, 2008. This growth primarily was a result of the Company’s continued focus to lend to our customers during this economic downturn. Total loans increased by $71.4 million in 2009, with this increase composed principally of increases in the Company’s commercial and residential real estate mortgage loans, being offset by decreases in both the commercial and residential construction portfolios. The Company has actively and aggressively reduced the overall exposure to the acquisition, development and construction sector during 2009. New loan originations in this area during 2009 carried much higher credit standards for liquidity, contingencies, net worth, loan-to-value and management expertise.

The Company continually monitors liquidity levels in relation to the market conditions, and adjusts levels to what we deem to be an appropriate level for the current operating environment. Historically, liquid assets, consisting of cash and demand balances due from banks, interest-earning deposits in other banks and investment securities available for sale have been managed towards a target of 10% of total assets. With debt markets becoming less liquid, unsecured credit availability through correspondent institutions less reliable, and customers shifting funds to maximize their FDIC insurance protection, management began maintaining higher levels of liquid assets throughout 2009 and 2008. At December 31, 2009, liquid assets totaled $408.7 million, or 25.0% of total assets, with the majority being available to meet short-term liquidity needs. At December 31, 2008, liquid assets totaled $453.3 million, or 28.8% of total assets.

The Company, as a member of the FHLB, had an investment of $6.2 million in FHLB stock at December 31, 2009, a decrease of $7.2 million from $13.4 million at December 31, 2008. During 2009, the Company had repaid overnight advances with the FHLB and reduced its required stock investment. This action was taken in advance of a growing concern that this investment may ultimately be considered impaired or be a nonperforming asset for an undeterminable period. The Company’s investment in premises and equipment increased by $1.9 million, primarily as a result of the completion of our North Davidson branch office and the purchase of a facility to accommodate our entry into the Concord market. At December 31, 2009, the Company had goodwill of $26.1 million that is not amortizable and core deposit intangibles, associated with prior acquisitions, amounted to $1.6 million. Other assets increased by $40.1 million, primarily from the purchase of $24.0 million in interest rate derivative contracts, increases in other real estate owned of $9.3 million and the required prepayment of FDIC insurance assessment in the amount of $8.5 million.

Funding to support higher total assets held at year-end was provided by an increase of $203.9 million in deposit accounts, partially offset by a decrease of $148.9 million in short-term borrowings. During 2009, there was $5.0 million of long-term debt that was reclassified to short-term borrowings since the maturity of the debt was within one year. The increase in deposit accounts was due to an increase of $393.5 million in interest-bearing demand accounts, with $273.7 million of the increase coming from brokered money market accounts and the remaining $119.8 million from our local markets. Large denomination time deposits decreased by $ 240.4 million during 2009, with the majority of maturities coming from wholesale sources, being offset by an increase of $44.4 million in other time deposits that were primarily issued within our local markets. At year-end 2009, the Company had $472.4 million in large denomination time deposits, the majority of which has been obtained through the wholesale markets, compared to $712.8 million at the end of 2008. These time deposits had maturities ranging from three months to eight years at rates at or below those being quoted in the local markets at the time of closing. Included in short-term borrowings was $15.5 million outstanding on a $25 million line of credit to the Company, which has been drawn up to increase the Company’s equity investment in and augment capital levels of the Bank.

During 2009, total shareholders’ equity increased by $5.5 million, or 4.6%, to $126.2 million. The Company’s retained earnings increased by $3.5 million for the year ended December 31, 2009, which was comprised of net income of $6.5 million, offset by common share dividends of $1.1 million and dividend and discount accretion on preferred stock of $2.0 million. Accumulated other comprehensive income increased $1.7 million to $5.1 million for the year ended December 31, 2009 compared to $3.4 million for the year ended December 31, 2008. The Company and the Bank are subject to minimum capital requirements. The Company repurchased 15,066 common shares in January 2009 as part of the stock repurchase plan approved by the Board of Directors and the UST. All capital ratios continue to place the Company and the Bank in excess of the minimum required to be deemed a “well-capitalized” bank by regulatory measures.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009 AND 2008

Overview. The Company reported net income of $6.5 million and net income available to common shareholders of $4.6 million, or $0.62 per diluted common share for the year ended December 31, 2009, as compared to net income of $4.0 million and net income available to common shareholders of $3.8 million, or $0.52 per diluted common share for 2009. Net interest income increased by $12.6 million in 2009, while non-interest income increased by $3.0 million. The increases in income were partially offset by the increases in the provision for loan losses and non-interest expenses in the amounts of $8.7 million and $5.1 million, respectively. Included in non-interest expenses was an increase of $2.2 million in FDIC insurance assessments for 2009. Also reducing income available to common shares for the year ended December 31, 2009 were dividends and discount accretion on the Company’s preferred stock, issued as part of the UST’s CPP, totaling $2.0 million, or $0.27 per diluted common share.

Net Interest Income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities.

Table 2 and Table 3 following this discussion, “Average Balances and Net Interest Income” and “Volume and Rate Variance Analysis,” respectively, presents an analysis of the Bank’s net interest income and rate/volume activity for 2009 and 2008.

As described above, the primary component of earnings for the Company is net interest income. Net interest income increased to $46.2 million for the year ended December 31, 2009, a $12.6 million, or 37.5%, increase from the $33.6 million earned in 2008 due to an increase in net interest-earning assets and improvement in the net interest margin. The average balance of interest-earning assets increased $379.5 million to $1.50 billion during 2009, compared to $1.12 billion during 2008 due primarily to growth in the investment securities portfolio. For the year ended December 31, 2009, the net interest margin increased 22 basis points to 3.39% from 3.17% in 2008, resulting primarily from an increase in demand deposits, which are typically among the Company’s lowest cost of funds, combined with lower wholesale funding costs.

Total interest income increased $8.0 million, or 11.3%, to $79.1 million for the year ended December 31, 2009 compared to $71.0 million for the year ended December 31, 2008. Average total interest-earning assets increased $379.5 million during 2009 as compared to 2008, while the average yield decreased by 93 basis points from 6.52% to 5.59%. The increase in interest income was due to the $311.2 million increase in the average balance of investment securities, with corresponding interest income increasing by $15.7 million, from $5.8 million in 2008 to $21.5 million in 2009. This increase was slightly offset by 22 basis point decline in the tax-effected average yield. Interest income on loans decreased $7.3 million primarily due to a 100 basis point decline in average yields resulting from lower market rates, being partially offset by a rise in the average balance of loans, which increased $45.6 million to $1.03 billion for the year ended December 31, 2009.

Total interest expense decreased $4.6 million, or 12.2%, to $32.9 million for the year ended December 31, 2009 when compared to the year ended December 31, 2008. Average total interest-bearing liabilities increased by $355.8 million during 2009, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 120 basis points from 3.52% to 2.32%. This decrease is primarily due to a decline in the average cost of funds partially offset by an increase in the average balance of interest-bearing liabilities. The increased average balances of interest-bearing liabilities resulted from increases in the average balances of demand and time deposits, which were used to fund asset growth. The average balance on demand deposits increased by $271.0 million, with an average yield of 1.24% for the year ended December 31, 2009, compared to an average yield of 1.51% in 2008. The average balances of time deposits increased by $95.5 million during 2009, while the average yield on time deposits decreased by 107 basis points to 2.93% from 4.00% in 2008. At December 31, 2009, time deposits comprised 52.2% of total deposits.

Interest expense on borrowings decreased $2.7 million to $4.0 million for the year ended December 31, 2009 compared to $6.7 million for the year ended December 31, 2008. The average yield on borrowings, including FHLB advances, subordinated debt and other short-term borrowings, decreased 142 basis points to 2.46% from 3.88% in 2008. The decrease reflects the effects of lower market interest rates during 2009 on the Company’s variable-rate borrowings.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The provision for loan losses for the year ended December 31, 2009 was $15.8 million, representing an increase of

$8.7 million from the $7.1 million provision made in 2008. The allowance for loan losses, as a percentage of loans outstanding, increased from 1.31% at the beginning of 2009 to 1.60% at the end of the year. At December 31, 2009, the allowance for loan losses was $17.3 million, an increase of $4.1 million, or 31.0% from the $13.2 million at the end of 2008. The increases in the provision and the allowance for loan losses over the last two years were due to an increase in nonperforming loans, continued weakness in the residential construction and housing markets, and the recessionary economic environment, as well as overall loan growth.

Net loan growth totaled $67.3 million in 2009 and $73.8 million in 2008. At December 31, 2009, the Company had $19.1 million in nonaccrual and restructured loans compared to $13.3 million at the end of 2008. The nonaccrual balance at December 31, 2009 has been written down to a balance that management believes is collectible under current market conditions. Net loan charge-offs for 2009 were $11.7 million, or 1.13% of average loans outstanding during the year. Net charge-offs for 2008 were $5.7 million, resulting in a 0.58% ratio of average loans outstanding for the year.

Non-Interest Income. Non-interest income increased to $8.7 million for the year ended December 31, 2008 as compared with $5.7 million for the year ended December 31, 2008, an increase of $3.0 million, or 53.7%. The increase resulted primarily from the $3.4 million increase in net gain on sales of investment securities, and fee income from the Company’s mortgage origination unit increased in 2009 by $325,000, due to increased volume from the low interest rate environment. Offsetting these increases were decreases in service charges on deposits, investment brokerage fees and earnings on bank-owned life insurance decreasing, in aggregate, by $669,000. These decreases were a result of tightened consumer spending and the continued effects of the current economic environment. Table 4 following this discussion presents a comparative analysis of the components of non-interest income.

Non-Interest Expenses. Non-interest expenses totaled $32.9 million for the year ended December 31, 2009, an increase of $5.1 million over the $27.8 million reported for 2008. Salaries and employee benefits increased by $1.2 million, attributable to the development of a treasury and support team for core deposit generation, the expansion of the retail banking team, the staffing associated with the new Eastchester Road branch office in High Point and the new Concord office that opened in the third quarter of 2009, the formation of a special assets team and further expansion of our credit underwriting and review areas. FDIC insurance assessments increased $2.2 million as a result of increased annual assessment fees imposed by the FDIC and the $750,000 special deposit insurance assessment that was levied on all insured depository institutions. Advertising and business development expenses increased by $683,000 as part of the Company’s strategy to grow core deposits and increase visibility during a period when many of the larger competitors were being acquired or in a defensive posture. Data processing and supply and furniture and equipment expense categories increased by $148,000 and $391,000, respectively, largely from the opening of new branch offices and overall growth of the Company during 2009. Insurance, professional and other services increased by $341,000, attributable to strategic related expenditures, increased corporate governance and the overall growth of the Company. The remaining non-interest expense category increases resulted from the Company’s continued growth and development during 2009 and 2008. Table 5 following this discussion presents a comparative analysis of the components of non-interest expenses.

Income Taxes. The Company generates significant amounts of non-taxable income from tax exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. For the year ended December 31, 2009, non-taxable income exceeded income before income taxes, resulting in a reduction of total income subject to income taxes for the year. For 2009, the provision for income taxes reflects a tax benefit of $285,000, or 4.6% of income before income taxes. For 2008, the provision for income taxes reflects a charge of $414,000, or 9.4% of income before income taxes.

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

Net Interest Income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the years ended December 31, 2008 and 2007, average interest-earning assets were $1.12 billion, and $943.8 million, respectively. During these same years, the Company’s tax-effected net yields on average interest-earning assets were 3.17% and 3.60%, respectively. The decrease in the net interest margin from 2007 to 2008 was due primarily when the Federal Reserve began aggressively reducing short-term rates in the second half of 2007. Over an 18 month period, the Federal Reserve dropped the short-term benchmark rates by 500 basis points, while much of the deposit funding cost declined by considerably less, resulting in an 18 month downward trend in net interest margin.

Table 2 and Table 3 following this discussion, “Average Balances and Net Interest Income” and “Volume and Rate Variance Analysis,” respectively, presents an analysis of the Company’s net interest income and rate/volume activity for 2008 and 2007.

As described above, the primary component of earnings for the Company is net interest income. Net interest income increased to $33.6 million for the year ended December 31, 2008, a $1.2 million or 3.7% increase from the $32.4 million earned in 2007. Total interest income benefited from strong growth in the level of average earning assets which offset the marked decline in the Company’s net interest margin. Average total interest-earning assets increased $173.0 million, or 18.3%, during 2008 as compared to 2007, while the average yield decreased by 145 basis points from 7.97% to 6.52%. Average total interest-bearing liabilities increased by $171.5 million, or 19.2%, consistent with the increase in interest-earning assets. The average cost of interest-bearing liabilities decreased by 111 basis points from 4.63% to 3.52%. With the yield on earning assets declining by 34 basis points more than the cost on funding, the Bank’s net interest margin decreased by 43 basis points. For the year ended December 31, 2008 the net interest margin was 3.17%, while for the year ended December 31, 2007, the net interest margin was 3.60%.

Provision for Loan Losses. The Company recorded a $7.1 million provision for loan losses in 2008, representing an increase of $4.0 million from the $3.1 million provision made in 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In both 2008 and 2007 the provision for loan losses was made principally in response to growth in loans and to cover net charge-offs. Net loan growth totaled $73.8 million in 2008 and $156.5 million in 2007. The allowance for loan losses, as a percentage of loans outstanding, increased from 1.26% at the beginning of 2008 to 1.31% at the end of the year. At December 31, 2008, the allowance for loan losses was $13.2 million, an increase of $1.4 million, or 12.1% from the $11.8 million at the end of 2007. At December 31, 2008, the Bank had $13.3 million in nonaccrual and restructured loans compared to $3.6 million at the end of 2007. The nonaccrual balance at December 31, 2008 has been written down to a balance that management believes is collectible under current market conditions. Net loan charge-offs for 2008 were $5.7 million or 0.58% of average loans outstanding during the year. Net charge-offs for 2007 were $1.7 million, resulting in a 0.20% ratio of average loans outstanding for the year.

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

LIQUIDITY

Liquidity management involves the ability to meet and ensure the cash flow requirements of the Company’s depositors and borrowers, as well as the Company’s various needs, including operating, strategic and capital. In addition, the Company’s principal source of liquidity is dividends from the Bank and an unsecured revolving line of credit with another financial institution. Liquidity is required at the parent holding company level for the purpose of paying dividends declared for its common and preferred shareholders, servicing debt, as well as general corporate expenses. The Company’s Asset/Liability Committee meets on a regular basis to consider the operating needs of the Company and the Bank, reviewing internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, interest-earning deposits in other banks and occasional sales of various assets. These funds are used to make loans and to fund continuing operations. At December 31, 2009, these sources totaled $408.7 million, or 25% of total assets.

The liability portion of the balance sheet provides liquidity primarily through various interest-bearing and non-interest-bearing deposit accounts. The Company may purchase federal funds through unsecured federal funds guidance lines of credit totaling $45.0 million, with $13.3 million outstanding at December 31, 2009. In addition, the Company had credit availability with the FRB and FHLB of approximately $383.0 million, with $74.0 million outstanding. The Company also has access to the wholesale deposit markets for additional liquidity.

Management anticipates that the Company will rely primarily upon wholesale funding sources, customer deposits, loan repayments and current earnings to provide liquidity, fund loans and to purchase investment securities. Investment securities will be primarily issued by the federal government and its agencies, municipal securities and government agency sponsored mortgage-backed securities. See “SOURCES OF FUNDS” below in this Item 6 for an overview of the deposit activities and borrowings of the Company and the Bank.

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 6 following this discussion, “Contractual Obligations and Commitments”, summarizes the Company’s contractual obligations and commitments as of December 31, 2009.

CAPITAL RESOURCES

At December 31, 2009 and 2008, the Company’s tangible shareholders’ equity totaled $98.5 million and $92.7 million, respectively. The Company’s tangible equity to asset ratio on those dates was 6.03% and 5.90%, respectively. The Company’s Tier I Leverage ratio as of December 31, 2009 and 2008 was 7.43% and 8.77%, respectively. These ratios are above regulatory minimums necessary to be classified as well-capitalized. The Company and the Bank are subject to minimum capital requirements. See “PART 1, ITEM 1 — BUSINESS” — Supervision and Regulation.”

On December 5, 2008, the Company issued 31,260 shares of Series A preferred stock and a warrant to purchase 543,337 shares of the Company’s common stock to the UST through a private placement. This issuance of shares was not registered under the Securities Act of 1933, as amended, in reliance on the exemption set for in Section 4(2) thereof. The Series A preferred stock qualifies as Tier I capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series A preferred stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series A preferred stock.

The Company also utilizes alternative forms of regulatory capital to supplement our shareholders’ equity in order to remain “well capitalized” for regulatory purposes. The Company has issued four blocks of 30 year variable rate junior subordinated debentures to its wholly owned capital trusts: $5.2 million in April of 2003 priced at 3 month LIBOR + 3.25%; $6.2 million in March of 2004 priced at 3 month LIBOR + 2.80%; $5.2 million in September of 2004 priced at 3 month LIBOR + 2.40%; and $7.2 million in September of 2006 priced at 3 month LIBOR + 1.70%. In addition, during 2005 the Bank issued $8.0 million of subordinated debentures at 3 month LIBOR + 1.80%, which counts as Tier II capital for regulatory purposes. These instruments are classified as long-term debt on our Company’s financial statements.

Note J to the accompanying consolidated financial statements presents an analysis of the Company’s and Bank’s regulatory capital position as of December 31, 2009 and 2008. Management expects that the Company and the Bank will remain “well-capitalized” for regulatory purposes throughout 2010, although there can be no assurance that the Bank or Company will not fall into the “adequately-capitalized” classification.

ASSET/LIABILITY MANAGEMENT

The Company’s results of operations depend substantially on its net interest income. Like most financial institutions, the Company’s interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company’s earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains, and has complied with, an asset/liability management policy approved by the Board of Directors of the Company that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities, earnings at risk, and economic value at risk. This policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an earnings neutral position, which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Company has generally invested such funds in investment securities, primarily U.S. Treasury securities, securities issued by governmental agencies, government agency sponsored mortgage-backed securities and securities issued by local governmental municipalities. The investment securities portfolio contributes to the Company’s profits, and plays an important part in the overall interest rate management. However, management of the investment securities portfolio alone cannot balance overall interest rate risk. The investment securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the investment securities portfolio are safety, yield, liquidity, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits or as collateral for FHLB advances or borrowings through the Federal Reserves Discount Window.

In reviewing the needs of the Company with regard to proper management of its asset/liability program, the Company’s management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes. A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayments on loan and loan-backed assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Based on the results of the income simulation model as of December 31, 2009, looking forward for 12 months, the Company would expect an increase in net interest income of $146,000 if interest rates increase from current rates by 300 basis points and a decrease in net interest income of $1.8 million million if applicable interest rates decrease from current rates by 300 basis points. However, in today’s economic environment, simulation models may not be as reliable as in the past.

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

Table 7 following this discussion, “Interest Rate Sensitivity Analysis” sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and have been placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Table 7 illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Company is asset sensitive within twelve months, and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, the Company expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets that are considered to be immediately sensitive. The same is true for all other interest bearing transaction accounts. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Company places primary emphasis on its income simulation model when managing its exposure to changes in interest rates.

LENDING ACTIVITIES

General. The Company provides to its customers a full range of short- to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. The Company also makes real estate mortgage and construction loans.

The Company’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Company seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Company, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Boards of Directors of the Company. The Company supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. The Company has focused its portfolio lending activities on higher yielding commercial loans.

Table 8 following this discussion provides an analysis of the Company’s loan portfolio composition by type of loan as of the end of each of the last five years.

Table 9 following this discussion presents, at December 31, 2009, (i) the aggregate maturities or repricing of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature or reprice after one year.

Commercial Loans. Commercial business lending is a major focus of the Company’s lending activities. At December 31, 2009, the Company’s commercial and industrial loan portfolio and lease portfolio equaled $125.9 million or 11.7% of total loans, as compared with $113.8 million or 11.3% of total loans at December 31, 2008. Commercial and industrial loans and leases include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Company also makes term commercial loans secured by real estate, which are categorized as real estate loans. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

Real Estate Loans. Real estate loans are made for purchasing and refinancing 1-4 family, multi-family and commercial properties. Real estate loans also include home equity credit lines. The Bank offers fixed and adjustable rate options and provides customers access to long-term conventional real estate loans through its mortgage loan department which makes secondary market conforming loans that are originated with a commitment from a correspondent financial institution to purchase the loan within 30 days of closing.

Residential real estate loans amounted to $257.4 million and $223.1 million at December 31, 2009 and 2008, respectively. The Company’s residential mortgage loans are generally secured by properties located within the Bank’s market area. The financing of residential properties, both 1-4 family and multi-family, for rental purposes has historically been the predominant portion of the residential real estate portfolio, as Thomasville and Lexington have a high ratio of renters per capita.

Many of the residential mortgage loans that the Company makes are originated for the account of third parties. Such loans are classified as loans held for sale in the financial statements. At December 31, 2009 and 2008, loans held for sale amounted to $2.8 million and $560,000, respectively. The Company receives fees for each such loan originated, with such fees aggregating $1.1 million for the year ended December 31, 2009 and $783,000 for the year ended December 31, 2008. The Company anticipates that it will continue to be an active originator of residential loans for the account of third parties. The Company does not originate sub-prime mortgages, unless through a correspondent who has full underwriting authority. In these cases, since the Company is not involved in the credit decision, there is limited exposure to defaults and buy back provisions.

Commercial real estate loans totaled $449.5 million and $350.8 million at December 31, 2009 and 2008, respectively. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by agricultural properties. Generally in underwriting commercial real estate loans, the

Company requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than 1-4 family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Real Estate Construction Loans. Real estate loans are made for constructing 1-4 family and multi-family residential properties, the acquisition and development of land for the purpose of providing residential and commercial lots for sale, and the construction of commercial properties. The Company primarily offers a variable rate option and provides customers access to short-term conventional real estate financing through a reasonable construction and development process. At December 31, 2009, the real estate construction loan portfolio was $233.7 million, which consisted of the following categories:

• Acquisition and development	$41.6 million
• Residential construction	$49.1 million
• Commercial construction	$41.2 million
• 1-4 buildable lots	$41.1 million
• Commercial buildable lots	$14.9 million
• Land held for development	$28.5 million
• Raw/Agricultural land	$17.3 million

Management closely monitors residential real estate, specifically its Acquisition, Development and Construction loans, since these loans are generally considered most vulnerable to economic downturns. We attempt to mitigate this risk by employing experienced real estate lenders, providing real estate underwriting standards within the Credit Policy Manual, engaging an outside firm to conduct ongoing credit reviews and, most recently, contracting with a firm to provide quarterly real estate updates and trends for communities in which where we have credit exposure. Most residential construction loans require full personal guarantees from the principals of the borrowing entity and maturities are typically limited to 12 months. Trends within the bank’s real estate portfolio have followed the general trends within our markets including increases in average time houses are on the market for sale and housing inventory available for sale with a slight decrease in average home prices. Increases in 2009 and 2008 non-performing assets were primarily due to specific adjustments within the real estate portfolio.

The first program we initiated after receiving CPP funds was our Builder Participation Program. This Program makes available up to $50 million of in-house credit to qualified buyers who purchase residential housing inventory currently being financed as part of our residential construction loan portfolio. With the secondary mortgage market functioning inefficiently, we have increased our in-house commitment to fill this credit vacuum, providing builders in our market with a source of qualified buyers and making affordable and rational credit more readily accessible. The Builder Participation Program is a major commitment on our part to help stabilize the housing market in our communities and provide credit locally. To date, $22.9 million of affordable mortgage loans have been provided under the Builder Participation Program.

Loans to Individuals. Loans to individuals include automobile loans, boat and recreational vehicle financing and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, because the collateral often consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Company attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

COMMITMENTS TO EXTEND CREDIT

In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company’s consolidated balance sheets. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. The Company does not expect that all such commitments will fund. See Table 6 and Note N to the accompanying consolidated financial statements.

ASSET QUALITY

The Company considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to its lending policy as approved by the Company’s and the Bank’s Boards of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is Credit Administration’s and the Lender’s responsibility to change the borrower’s risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Company’s market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Company’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

NONPERFORMING ASSETS

The Company’s nonperforming assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, restructured loans and loans in nonaccrual status, increased to $33.4 million, or 2.04% of total assets, at December 31, 2009 from $18.3 million, or 1.17% of total assets at December 31, 2008. This increase was primarily due to a continued softening in the real estate market due to the severe economic downturn. Our allowance for loan losses, expressed as a percentage of gross loans, was 1.60% and 1.31% at December 31, 2009 and 2008, respectively.

Table 10 following this discussion sets forth, for the periods indicated, information with respect to the Bank’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans plus loans ninety days past due and still accruing), and total nonperforming assets.

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. The Company accounts for loans on a nonaccrual basis when it has serious doubts about the ability to collect principal or interest in full. Generally, the Company’s policy is to place a loan on nonaccrual status before the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. The Company accrues interest on restructured loans at the restructured rates when management anticipates that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which management has serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the Company’s allowance for loan losses. At December 31, 2009, the Company had $19.1 million in nonaccrual and renegotiated loans, an increase of $5.7 million from $13.3 million at the end of 2008. There were no loans ninety-days past due and still accruing interest at the end of either 2009 or 2008. Real estate acquired in the settlement of loans consists of foreclosed, repossessed and idled properties, both residential and commercial. At December 31, 2009 and 2008, there were $14.3 million and $5.0 million, respectively, in assets classified as real estate owned. The carrying values of real estate owned represent the lower of the carrying amount or fair value less costs to sell.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least monthly. In addition, on a monthly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from the Bank’s history of operations. In addition to the Company’s history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2009 or 2008.

Management uses the risk-grading program, as described under “Asset Quality,” to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed by Credit Administration, and tested by the Company’s internal auditor. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more and still accruing, and nonaccrual loans. The Company strives to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Company’s market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans and does not engage in significant lease financing or highly leveraged transactions.

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

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some losses if the deficiencies are not corrected. A reserve range of 5% - 45% is generally allocated to these loans, depending on credit quality. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% or greater is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, the Company also categorizes loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout the Company’s history, been the primary reason for increases in the Company’s allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the Company’s major loan categories, with the concentrations of major loan categories being relatively consistent from 2000 through 2003. Over the five-year period from 2004 through 2008, there has been an increase in the concentration of real estate construction loans and real estate loans while there has been a decline in the percentage of the portfolio made up of commercial and industrial loans. This reflects the real estate lending background and experience of our lenders and the growth opportunities in the Salisbury, Harrisburg, Greensboro and High Point markets.

For the five fiscal years 2004 through 2008, the Bank’s loan loss experience has seen net loan charge-offs in each year range from 0.12% to 0.58% of average loans outstanding. For 2009, net charge-offs were 1.13% of average loans outstanding as compared to 0.58% in the prior year. This increase in the amount of net charge-offs in 2009, compared to 2008 and historical ranges, was due primarily to a significant softening of both the local housing market and local economy.

The Company’s allowance for loan losses at December 31, 2009 of $17.3 million represents 1.60% of total loans outstanding, excluding loans held for sale. The Company’s allowance for loan losses at December 31, 2008 of $13.2 million represented 1.31% of total loans outstanding, excluding loans held for sale. This increase in the allowance relative to our gross loans was primarily due to a higher level of perceived risk in this environment, and a greater amount of specific credits where impairment assessments have been assigned.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. The Company makes specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

Furthermore, while management believes it has established the allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an adjustment to the allowance for loan losses. No regulatory agency asked for a change in our allowance for loan losses during 2009 or 2008. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

The Company’s primary markets, including the counties of Davidson, Guilford, Randolph, Forsyth, Iredell, Rowan and Cabarrus have historically been very heavily concentrated in textile, furniture, and heavy manufacturing. With the competition from overseas, these industries have experienced significant plant closings and layoffs in our markets. To this point, the retraction in the manufacturing base has had a minimal impact on our loan quality, except in the Thomasville and Archdale markets. However, if this trend continues, it could negatively impact the Company’s asset quality.

Table 11 following this discussion shows the allocation of the allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Table 12 following this discussion sets forth for the periods indicated information regarding changes in the Company’s allowance for loan losses.

INVESTMENT ACTIVITIES

The Company’s portfolio of investment securities, the majority of which are available for sale, consists primarily of securities issued by government sponsored agencies, and local governmental municipalities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses, net of related taxes, reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Company’s policy to classify all investment securities as available for sale, except in the case with certain corporate bond investments in other local community banks. Table 13 following this discussion summarizes investment securities available for sale and held to maturity.

Table 13 following this discussion summarizes the amortized costs, gross unrealized gains and losses and estimated fair values of investment securities available for sale at December 31, 2009, 2008 and 2007.

Table 14 following this discussion summarizes the amortized costs, fair values and weighted average yields of investment securities available for sale at December 31, 2009, by contractual maturity groups.

The Company’s investment security portfolio is an important source of liquidity and earnings. A stated objective in managing the securities portfolio is to provide consistent liquidity to support balance sheet growth but also to provide a safe and consistent stream of earnings.

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account. At December 31, 2009, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of the Company’s shareholders’ equity.

SOURCES OF FUNDS

Deposit Activities. The Company provides a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. During 2009, the Company’s deposit mix shifted more towards interest-bearing demand accounts, primarily provided through wholesale sources and from our local markets. Interest-bearing demand accounts increased by $393.5 million, or 228.1%, primarily due to a shifting of large denomination time deposits to large balance money market accounts. Time deposits of $100,000 and greater decreased by $240.4 million, or 33.7%. Other time deposits increased $44.4 million, or 23.6%, largely due to our efforts to attract local market deposits.

Total deposits were $1.35 billion and $1.15 billion at December 31, 2009 and 2008, respectively. As a result of the Company’s loan growth exceeding local deposit growth, the Company utilized its wholesale funding sources, such as borrowings from the FRB and FHLB, correspondent banks and the wholesale deposit market.

During 2009, the Company secured a brokered money market relationship which enabled the Company to pay down borrowings at the FHLB that required over $270 million of our investment securities to be pledged as collateral. This collateral is now unencumbered, and available to meet certain unforeseen liquidity demands that may arise. At December 31, 2009, the outstanding money market relationship totaled $273.7 million. Due to the availability of funds and a wide range of terms available in the wholesale CD market, the Company maintains a portfolio of out-of-market time deposits of $336.7 million at December 31, 2009, compared to $639.1 million in 2008. At December 31, 2009 and 2008, time deposits represented 52.2% and 78.6%, respectively, of the Company’s total deposits. Time deposits of $100,000 or more represented 35.0% and 62.2%, respectively, of the Company’s total deposits at December 31, 2009 and 2008. With many of the national and regional banks experiencing liquidity challenges during the 2009 and 2008, deposit rates in our local markets were at times up to 100 basis points higher than comparable terms in the wholesale markets. While our first choice is always to raise funds in our local markets, with this substantial pricing disparity, management chose to continue to utilize the wholesale deposit markets during 2009. Management believes that most other time deposits are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity. While the Company has utilized wholesale deposits and overnight advances from the FRB and FHLB as its primary funding source during 2009, these sources are not unlimited, and therefore may not be available to fund future growth in 2010 and beyond.

Borrowings. Borrowings provide an additional source of funding for the Company and the Bank. The Bank may purchase federal funds through unsecured federal funds guidance lines of credit totaling $45.0 million at December 31, 2009. In addition, the Company has an unsecured revolving line of credit of $25 million that is available to utilize at management’s discretion. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate plus a small spread. At December 31, 2009, outstanding balances for federal funds purchased and the revolving line of credit amounted to $13.3 million and $15.5 million, respectively. At December 31, 2008, there was no outstanding balance for federal funds purchased and the revolving line of credit had an outstanding balance of $500,000.

As an additional source of borrowings the Bank utilizes securities sold under agreements to repurchase, with balances outstanding of $16.5 million and $14.0 million at December 31, 2009 and 2008, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government agency sponsored mortgage-backed securities or securities issued by local governmental municipalities.

In addition, the Bank has the ability to borrow funds from the FRB of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. As of December 31, 2009, the Company had approximately $185.6 million in additional borrowing capacity available under these arrangements with no outstanding balances for 2009 or 2008.

The Bank also uses advances from the FHLB of Atlanta under a line of credit equal to 30% of the Bank’s total assets, subject to qualifying collateral being pledged. Outstanding advances totaled $74.0 million and $253.6 million at December 31, 2009 and 2008, respectively. These advances are secured by a blanket-floating lien on qualifying first mortgage loans, equity lines of credit, certain commercial real estate loans, and certain government agency sponsored mortgage-backed securities pledged to the FHLB. A more detailed analysis of FHLB advances is presented in Note G and Note H to the accompanying consolidated financial statements.

Table 15 following this discussion sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

Table 16 following this discussion sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2009.

Table 17 following this discussion sets forth for the periods indicated information regarding the Company’s borrowed funds.

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank’s asset/liability management function. See “ASSET/LIABILITY MANAGEMENT” section of this Item 6.

Table 7 following this discussion sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which is projected to reprice or mature in each of the future time periods shown.

Table 18 following this discussion presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2009.

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

The Company utilizes interest rate swaps and caps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. At December 31, 2009, swap derivatives with a total notional value of $55.0 million, with remaining terms ranging up to two years, were outstanding. During 2009, the Company entered into a five-year interest rate cap. The interest rate cap assists in minimizing the exposure of risk of rising interest rates. This derivative contract, with a notional amount of $250 million, was executed to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. Under this cash flow hedge relationship, the cap’s objective is to offset the effect of interest rate changes, whenever funding rates are higher than the strike rate of the cap.

Although off-balance sheet derivative financial instruments do not expose us to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. We minimize such risk by evaluating the creditworthiness of the counterparties and consistently monitoring these agreements. The counterparties to these arrangements are primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2009, the Company’s derivatives reflected a net unrealized loss, net of tax, of $1.6 million.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps’ notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. As of December 31, 2009, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. The Company considers such risk to be insignificant due to the relatively small derivative positions we hold. A discussion of derivatives is presented in Note M to our consolidated financial statements, which are presented under Item 7 of Part II in this Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note A to the accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting estimates and policies are those management believes are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the maturity of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans and general economic conditions. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this discussion titled “ASSET QUALITY” and “ANALYSIS OF ALLOWANCE FOR LOAN LOSSES” and Note C to the consolidated financial statements contained in this Annual Report.

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

The Company tests for impairment in accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. Management first estimates the fair value of the Company in a business combination using one of two approaches. The Comparable Transaction Approach utilizes a regional transaction group and a national transaction group. For each group, average and median pricing ratios were applied to provide a range of values along with several qualitative factors being considered. The Discounted Cash Flow Approach is derived from the present value of future dividends over a five year time horizon and the projected terminal value at the end of the fifth year. The goodwill that would arise from this estimate is compared to the carrying value of the goodwill currently on the books to determine impairment. See Note E to the accompanying consolidated financial statements for information on goodwill.

To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment testing will be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test, will be determined. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

OFF-BALANCE SHEET ARRANGEMENTS

Information about the Company’s off-balance sheet risk exposure is presented in Note N to the accompanying consolidated financial statements. As part of the Company’s ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, our SPE activity is limited to our capital trust subsidiaries: BNC Bancorp Capital Trust I, BNC Bancorp Capital Trust II , BNC Bancorp Capital Trust III and BNC Bancorp Capital Trust IV, which in aggregate issued 23,000,000 Trust Preferred Securities.

ITEM 6A.	QUANTITATIVE AND QUALIATATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” under Item 6.

BNC Bancorp

Table 2

Average Balances and Net Interest Income

($ in thousands)

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$1,026,635	$57,556	5.61%	$981,069	$64,855	6.61%	$849,271	$69,280	8.16%
Investment securities, tax effected (2)	430,684	25,982	6.03%	119,531	7,616	6.37%	79,727	5,291	6.64%
Interest-earning balances	31,765	52	0.16%	2,243	92	4.10%	8,353	393	4.70%
Other	7,146	14	0.20%	13,923	276	1.98%	6,405	275	4.29%

Total interest-earning assets	1,496,230	83,604	5.59%	1,116,766	72,839	6.52%	943,756	75,239	7.97%

Other assets	121,514			110,480			97,262

Total assets	$1,617,744			$1,227,246			$1,041,018

Interest-bearing liabilities:
Deposits:
Demand deposits	451,317	5,592	1.24%	180,353	2,725	1.51%	195,542	6,175	3.16%
Savings deposits	11,835	14	0.12%	11,058	13	0.12%	10,725	48	0.45%
Time deposits	794,181	23,292	2.93%	698,647	27,978	4.00%	576,488	29,280	5.08%
Borrowings	161,602	3,969	2.46%	173,113	6,710	3.88%	108,940	5,762	5.29%

Total interest-bearing liabilities	1,418,935	32,867	2.32%	1,063,171	37,426	3.52%	891,695	41,265	4.63%

Non-interest-bearing deposits	63,604			72,008			67,774
Other liabilities	11,564			5,209			5,484
Shareholders’ equity	123,641			86,858			76,065

Total liabilities and stockholders’ equity	$1,617,744			$1,227,246			$1,041,018

Net interest income and interest rate spread (3)		$50,737	3.27%		$35,413	3.00%		$33,974	3.34%

Net interest margin (4)			3.39%			3.17%			3.60%

Ratio of average interest-earning assets to average interest-bearing liabilities	105.45%			105.04%			105.84%

(1)	Average loans include non-accruing loans and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $4.5 million, $1.8 million, and $1.6 million for the years 2009, 2008 and 2007, respectively.
(3)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.

BNC Bancorp

Table 3

Volume and Rate Variance Analysis

(In Thousands)

	Year Ended December 31, 2009 vs. 2008			Year Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$2,783	$(10,082)	$(7,299)	$9,732	$(14,157)	$(4,425)
Investment securities, tax effected	19,296	(930)	18,366	2,589	(268)	2,325
Interest-earning balances	630	(670)	(40)	(269)	(32)	(301)
Other	(74)	(188)	(262)	236	(235)	1

Total interest income	22,635	(11,870)	10,765	12,288	(14,692)	(2,400)

Interest expense:
Deposits
Demand deposits	3,726	(859)	2,867	(355)	(3,095)	(3,450)
Savings deposits	1	—	1	1	(36)	(35)
Time deposits	3,314	(8,000)	(4,686)	5,548	(6,850)	(1,302)
Borrowings	(364)	(2,377)	(2,741)	2,941	(1,993)	948

Total interest expense	6,677	(11,236)	(4,559)	8,135	(11,974)	(3,839)

Net interest income increase (decrease)	$15,958	$(634)	$15,324	$4,152	$(2,718)	$1,439

BNC Bancorp

Table 4

Non-Interest Income

(In thousands)

	Year Ended December 31,
	2009	2008	2007

Mortgage fees	$1,108	$783	$839
Service charges	2,707	3,021	2,910
Investment brokerage fees	249	434	490
Increase in cash surrender value of life insurance	931	1,101	891

Core non-interest income	4,995	5,339	5,130

Gain on sales of investment securities available for sale, net	3,610	223	—
Other non-interest income	81	89	119

Total non-interest income	$8,686	$5,651	$5,249

BNC Bancorp

Table 5

Non-Interest Expense

(In thousands)

	Year Ended December 31,
	2009	2008	2007

Salaries and employee benefits	$17,499	$16,293	$14,738
Occupancy expense	1,913	2,155	1,848
Furniture and equipment expense	1,475	1,084	1,018
Data processing and supply expense	1,261	1,113	1,063
Advertising and business development	1,156	473	522
Insurance, professional and other services	2,452	2,111	1,580
FDIC insurance assessments	2,844	642	247
Loan, foreclosure and collection expense	1,078	1,173	509
Other	3,221	2,739	2,543

Total non-interest expense	$32,899	$27,783	$24,068

BNC Bancorp

Table 6

Contractual Obligations and Commitments

(In thousands)

The following table reflects contractual cash obligations of the Company outstanding as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	On Demand or Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Short-term borrowings	$50,283	50,283	$—	$—	$—
Long-term debt	100,713	—	7,000	17,000	76,713
Deposits	1,349,878	752,505	203,551	357,205	36,617

Total contractual cash obligations	$1,500,874	$802,788	$210,551	$374,205	$113,330

The following table reflects other commitments of the Company outstanding as of December 31, 2009:

	Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit and loan commitments	$156,538	$74,839	$17,265	$7,778	$56,656
Standby letters of credit	13,091	12,745	346	—	—
Commitments to sell loans held for sale	2,766	2,766	—	—	—

Total commitments	$172,395	$90,350	$17,611	$7,778	$56,656

BNC Bancorp

Table 7

Interest Rate Sensitivity Analysis

($ in thousands)

	At December 31, 2009
	3 Months or Less	Over 3 Months to 12 Months	Total Within 12 Months	Over 12 Months	Total
Interest-earning assets:
Loans	$644,430	$129,178	$773,608	$305,571	$1,079,179
Interest Rate Swap	(55,000)	25,000	(30,000)	30,000	—
Loans held for sale	2,766	—	2,766	—	2,766
Investment securities available for sale	4,144	23,964	28,108	321,532	349,640
Other earning assets	50,204	—	50,204	—	50,204

Total interest-earning assets	$646,544	$178,142	$824,686	$657,103	$1,481,789

Interest-bearing liabilities
Interest-bearing demand deposits	$516,404	$—	$516,404	$49,568	$565,972
Interest Rate Cap	$(250,000)	—	(250,000)	250,000	—
Time deposits and savings	192,854	175,652	368,506	348,599	717,105
Borrowings	82,284	8,000	90,284	60,712	150,996

	$541,542	$183,652	$725,194	$708,879	$1,434,073

Interest sensitivity gap	$105,002	$(5,510)	$99,492	$(51,776)	$47,716
Cumulative interest sensitivity gap	105,002	99,492	99,492	47,716	47,716
Cumulative interest sensitivity gap as a percent of total interest-earning assets	7.09%	6.71%	6.71%	3.22%	3.22%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	119.39%	113.72%	113.72%	103.33%	103.33%

BNC Bancorp

Table 8

Loan Portfolio Composition

($ in thousands)

	At December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial (secured by real estate)	449,528	41.7%	350,849	34.8%	306,450	32.9%	269,096	34.7%	178,751	35.7%
Residential mortgage	257,445	23.9%	223,053	22.1%	197,904	21.2%	175,628	22.7%	137,639	27.6%
Commercial construction	183,509	17.0%	228,330	22.7%	196,105	21.0%	141,398	18.3%	75,721	15.2%
Residential construction	50,156	4.6%	78,942	7.8%	89,897	9.7%	62,297	8.1%	32,451	6.5%
Commercial and industrial	113,670	10.5%	98,595	9.8%	109,869	11.8%	97,071	12.5%	63,423	12.7%
Loans to individuals	12,655	1.2%	12,829	1.3%	17,967	1.9%	18,140	2.3%	11,262	2.3%
Leases	12,216	1.1%	15,190	1.5%	14,370	1.5%	11,034	1.4%	—	0.0%

Total loans	$1,079,179	100.0%	$1,007,788	100.0%	$932,562	100.0%	$774,664	100.0%	$499,247	100.0%

These classifications are based upon Call Report Classification codes.

BNC Bancorp

Table 9

Loan Maturities

(In thousands)

	At December 31, 2009
	Due within one year	Due after one year but within five	Due after five years	Total

By loan type:
Commercial (secured by real estate)	$61,936	$322,820	$64,772	$449,528
Residential mortgage	60,495	117,135	79,815	257,445
Commercial construction	115,540	66,384	1,585	183,509
Residential construction	42,170	5,961	2,025	50,156
Commercial and industrial and leases	73,332	49,488	3,066	125,886
Loans to individuals	2,079	5,787	4,789	12,655

Total	$355,552	$567,575	$156,052	$1,079,179

By interest rate type:
Fixed rate loans	$54,053	$357,279	$54,495	$465,827
Variable rate loans	301,499	210,296	101,557	613,352

	$355,552	$567,575	$156,052	$1,079,179

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

BNC Bancorp

Table 10

Nonperforming Assets

($ in thousands)

	At December 31,
	2009	2008	2007	2006	2005

Nonaccrual loans:
Commercial (secured by real estate)	$3,201	$1,033	$515	$58	$—
Residential mortgage	3,257	416	279	626	324
Commercial construction	4,979	9,019	—	—	—
Residential construction	2,191	2,070	—	390	—
Commercial and industrial	5,055	100	163	—	—
Leases	19	16	—	—	—

Total nonaccrual loans	18,702	12,654	957	1,074	324

Accruing loans past due 90 days or more:
Commercial (secured by real estate)	—	—	—	165	100
Residential construction	—	—	—	—	605
Residential mortgage	—	—	—	—	481
Loan to individuals	—	—	—	—	7

Total accruing loans past due 90 days or more	—	—	—	165	1,193

Restructured loans	348	665	2,642	—	312

Total nonperforming loans	19,050	13,319	3,599	1,239	1,829
Other real estate owned	14,325	5,022	2,509	1,078	855

Total nonperforming assets	$33,375	$18,341	$6,108	$2,317	$2,684

Commercial loans restructured/modified not included in categories above	$4,168	$—	$—	$—	$—

Allowance for loan losses	$17,309	$13,210	$11,784	$10,400	$6,140
Nonperforming loans to year end loans	1.77%	1.32%	0.39%	0.16%	0.37%
Allowance for loan losses to year end loans	1.60%	1.31%	1.26%	1.34%	1.23%
Nonperforming assets to loans and other real estate	3.05%	1.81%	0.60%	0.30%	0.35%
Nonperforming assets to total assets	2.04%	1.17%	0.54%	0.24%	0.45%
Allowance for loan losses to nonperforming loans	90.86%	99.18%	327.42%	839.39%	335.70%

BNC Bancorp

Table 11

Allocation of the Allowance for Loan Losses

(In thousands)

	2009		2008		2007		2006		2005
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

Real estate loans	$11,355	65.6%	$7,516	56.9%	$6,375	54.1%	$5,970	57.4%	$3,891	63.4%
Real estate construction loans	3,739	21.6%	4,029	30.5%	3,618	30.7%	2,735	26.3%	1,330	21.7%
Commercial and industrial loans	1,817	10.5%	1,295	9.8%	1,391	11.8%	1,303	12.5%	780	12.7%
Loans to individuals	208	1.2%	172	1.3%	223	1.9%	249	2.3%	139	2.2%
Leases	190	1.1%	198	1.5%	177	1.5%	143	1.4%	—	0.0%

	$17,309	100.0%	$13,210	100.0%	$11,784	100.0%	$10,400	100.0%	$6,140	100.0%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding, grouped by collateral type.

BNC Bancorp

Table 12

Loan Loss and Recovery Experience

($ in thousands)

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005

Loans outstanding at the end of the year	$1,079,179	$1,007,788	$932,562	$774,664	$499,247

Average loans outstanding during the year	$1,026,635	$981,069	$849,271	$615,689	$454,395

Allowance for loan losses at beginning of year	$13,210	$11,784	$10,400	$6,140	$5,361
Provision for loan losses	15,750	7,075	3,090	2,655	2,515
Allowance acquired in merger of SterlingSouth Bank	—	—	—	2,816	—

	28,960	18,859	13,490	11,611	7,876

Loans charged off:
Commercial (secured by real estate)	(3,171)	(516)	—	—	—
Residential mortgage	(1,262)	(816)	(310)	(738)	(645)
Commercial construction	(5,046)	(875)	(1,107)	—	(235)
Residential construction	(1,183)	(790)	—	—	—
Commercial and industrial	(941)	(2,529)	(248)	(352)	(290)
Loans to individuals	(204)	(257)	(90)	(199)	(618)
Leases	(60)	—	—	—	—

Total charge-offs	(11,867)	(5,783)	(1,755)	(1,289)	(1,788)

Recoveries of loans previously charged off:
Commercial (secured by real estate)	4	23	—	—	—
Residential mortgage	20	33	30	64	1
Commercial construction	—	—	—	—	—
Residential construction	32	—	—	—	—
Commercial and industrial	133	54	—	8	4
Loans to individuals	27	24	19	6	47

Total recoveries	216	134	49	78	52

Net charge-offs	(11,651)	(5,649)	(1,706)	(1,211)	(1,736)

Allowance for loan losses at end of year	$17,309	$13,210	$11,784	$10,400	$6,140

Ratios:
Net charge-offs as a percent of average loans	1.13%	0.58%	0.20%	0.20%	0.38%
Allowance for loan losses as a percent of loans at end of year	1.60%	1.31%	1.26%	1.34%	1.23%

BNC Bancorp

Table 13

Investment Securities Portfolio Composition

(In thousands)

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

December 31, 2009

Available for sale:
State and municipals	$186,526	$4,328	$2,261	$188,593
Mortgage-backed	163,067	8,799	—	171,866
Other	47	—	—	47

	$349,640	$13,127	$2,261	$360,506

Held to maturity:

Corporate bonds	$6,000	$—	$640	$5,360

December 31, 2008

Available for sale:
U. S. Government agency obligations	$4,980	$24	$—	$5,004
State and municipals	123,623	1,612	4,802	120,433
Mortgage-backed	286,792	4,297	128	290,961
Other	166	—	—	166

	$415,561	$5,933	$4,930	$416,564

Held to maturity:

Corporate bonds	$6,000	$—	$600	$5,400

December 31, 2007

Available for sale:
U. S. Government agency obligations	$2,949	$39	$—	$2,988
State and municipals	66,359	993	398	66,954
Mortgage-backed	16,157	418	—	16,575
Other	166	—	—	166

	$85,631	$1,450	$398	$86,683

BNC Bancorp

Table 14

Investment Securities Portfolio Expected Maturities

($ in thousands)

	Amortized Cost	Fair Value	Book Yield (1)
Available for sale:

State and municipals
Due within one year	1,983	1,941	7.00%
After one through five years	24,654	24,632	6.42%
After five through ten years	64,546	65,451	7.26%
Over ten years	95,343	96,569	7.24%

	186,526	188,593	7.14%

Mortgage-backed
Due within one year	24,875	26,167	5.17%
After one through five years	66,958	70,540	5.23%
After five through ten years	34,610	36,411	5.22%
Over ten years	36,624	38,748	5.28%

	163,067	171,866	5.23%

Other
Over ten years	47	47	0.00%

Total available for sale
Due within one year	26,858	28,108	5.30%
After one through five years	91,612	95,172	5.54%
After five through ten years	99,156	101,862	6.53%
Over ten years	132,014	135,364	6.68%

	$349,640	$360,506	6.23%

Held to maturity:
Corporate bonds:
After five through ten years	6,000	5,360	4.59%

	$6,000	$5,360	4.59%

(1)	Based on amortized cost, taxable-equivalent basis

BNC Bancorp

Table 15

Average Deposits

($ in thousands)

	For the Year Ended December 31,
	2009		2008		2007
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Demand deposits	$451,317	1.24%	$180,353	1.51%	$195,542	3.16%
Savings deposits	11,835	0.12%	11,058	0.12%	10,725	0.45%
Time deposits	794,181	2.93%	698,647	4.00%	576,488	5.08%

Total interest-bearing deposits	1,257,333	2.30%	890,058	3.45%	782,755	4.54%

Non-interest-bearing deposits	63,604	—	72,008	—	67,774	—

Total deposits	$1,320,937	2.19%	$962,066	3.19%	$850,529	4.17%

BNC Bancorp

Table 16

Maturities of Time Deposits of $100,000 or More

(In thousands)

	At December 31, 2009
	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total

Time Deposits of $100,000 or more	$129,175	$68,779	$28,610	$245,804	$472,368

BNC Bancorp

Table 17

Borrowings

($ in thousands)

The following table sets forth certain information regarding the Company’s borrowed funds for the dates indicated.

	For the Year Ended December 31,
	2009	2008	2007

Short-term borrowings:
Repurchase agreements and FHLB lines of credit
Balance outstanding at end of period	$50,283	$194,143	$80,928
Maximum amount outstanding at any month end during the period	176,971	194,143	80,928
Average balance outstanding	62,305	56,935	14,823
Weighted-average interest rate during the period	1.01%	2.56%	5.40%
Weighted-average interest rate at end of period	2.68%	0.68%	4.69%
Long-term debt:
Federal Home Loan Bank advances and subordinated debentures
Balance outstanding at end of period	$100,713	$105,713	$101,713
Maximum amount outstanding at any month end during the period	105,713	119,713	106,713
Average balance outstanding	99,297	116,184	94,117
Weighted-average interest rate during the period	3.37%	4.52%	5.27%
Weighted-average interest rate at end of period	3.02%	4.24%	5.07%
Total borrowings:
Balance outstanding at end of period	$150,996	$299,856	$182,641
Maximum amount outstanding at any month end during the period	282,684	313,856	187,641
Average balance outstanding	161,602	173,113	108,940
Weighted-average interest rate during the period	2.46%	3.88%	5.29%
Weighted-average interest rate at end of period	2.91%	2.04%	4.95%

BNC Bancorp

Table 18

Market Risk Sensitive Investments

($ in thousands)

	Expected Maturities of Market Sensitive Instruments Held at December 31, 2009 Occuring in the Indicated Year
	2010	2011	2012	2013	2014	Beyond	Total	Average Interest Rate	Fair Value
Interest-earning assets:
Due from banks	$44,044	$—	$—	$—	$—	$—	$44,044	0.25%	$44,044
Other earning assets	2,766	—	—	—	—	6,160	8,926	1.81%	8,926
Debt securities (1) (2)	26,858	43,590	4,116	29,969	13,937	237,170	355,640	6.20%	365,866
Loans - fixed rate (3)	54,053	74,561	82,201	91,435	109,082	54,495	465,827	6.56%	468,674
Loans - variable rate (3)	301,499	72,909	35,741	51,880	49,766	101,557	613,352	4.35%	615,454

	$429,220	$191,060	$122,058	$173,284	$172,785	$399,382	$1,487,789	5.35%	$1,497,882

Interest-bearing liabilities:
NOW and money market deposits	$—	$—	$—	$—	$250,000	$315,972	$565,972	1.19%	$565,972
Time deposits and savings	369,732	105,270	98,281	63,473	43,732	36,617	717,105	2.93%	730,937
Subordinated debentures	—	—	—	—	—	31,713	31,713	2.57%	18,073
Borrowings	50,283	3,000	4,000	—	17,000	45,000	119,283	3.68%	122,003

	$420,015	$108,270	$102,281	$63,473	$310,732	$429,302	$1,434,073	2.30%	$1,618,239

(1)	Based on amortized cost, taxable-equivalent basis.
(2)	Callable securities and borrowings with favorable market rates at December 31, 2009 are assumed to mature at their call dates for purposes of this table.
(3)	Includes nonaccrual loans but not the allowance for loan losses

BNC Bancorp

Table 19

Quarterly Financial Data

($ in thousands, except per share data)

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating Data:
Total interest income	$19,586	$20,107	$19,848	$19,541	$18,041	$17,409	$17,182	$18,402
Total interest expense	7,550	7,927	8,264	9,126	9,340	8,893	8,983	10,210

Net interest income	12,036	12,180	11,584	10,415	8,701	8,516	8,199	8,192
Provision for loan losses	4,750	5,000	3,000	3,000	2,700	2,500	1,150	725

Net interest income after provision	7,286	7,180	8,584	7,415	6,001	6,016	7,049	7,467
Non-interest income	2,930	3,328	1,210	1,218	1,323	1,328	1,625	1,375
Non-interest expense	8,602	8,417	8,494	7,386	6,946	6,716	7,675	6,446

Income before income taxes	1,614	2,091	1,300	1,247	378	628	999	2,396
Income tax expense (benefit)	(173)	138	(130)	(120)	(247)	(119)	84	696

Net income	1,787	1,953	1,430	1,367	625	747	915	1,700
Less preferred stock dividends and discount accretion	498	499	496	491	142	—	—	—

Net income available to common	$1,289	$1,454	$934	$876	$483	$747	$915	$1,700

Per Share Data:
Earnings per share - basic	$0.18	$0.20	$0.13	$0.12	$0.07	$0.10	$0.13	$0.23
Earnings per share - diluted	0.18	0.20	0.13	0.12	0.07	0.10	0.12	0.23

Cash dividends paid	0.05	0.05	0.05	0.05	—	—	—	0.20

Common stock price:
High	8.00	8.15	8.15	7.74	12.00	12.42	15.33	16.92
Low	6.45	6.95	5.25	3.96	7.01	7.28	11.75	13.09

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BNC Bancorp

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

BNC BANCORP AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of BNC Bancorp

We have audited the accompanying consolidated balance sheets of BNC Bancorp and subsidiary (the “Company”) as of December 31, 2009 and  2008, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BNC Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina

March 30, 2010

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
	(Amounts in thousands, except share data)
Assets
Cash and due from banks	$4,129	$4,919
Interest-earning deposits in other banks	44,044	31,851
Investment securities available for sale, at fair value	360,506	416,564
Investment securities held to maturity, at amortized cost	6,000	6,000
Federal Home Loan Bank stock, at cost	6,160	13,444
Loans held for sale	2,766	560
Loans	1,079,179	1,007,788
Less allowance for loan losses	(17,309)	(13,210)

Net loans	1,061,870	994,578
Accrued interest receivable	8,178	7,392
Premises and equipment, net	27,703	25,770
Investment in bank-owned life insurance	27,593	26,629
Goodwill	26,129	26,129
Other assets	59,107	19,040

Total assets	$1,634,185	$1,572,876

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$66,801	$61,927
Interest-bearing demand	565,972	172,501
Savings	12,357	10,809
Time deposits of $100,000 and greater	472,368	712,811
Other time	232,380	187,965

Total deposits	1,349,878	1,146,013

Short-term borrowings	50,283	194,143
Long-term debt	100,713	105,713
Accrued expenses and other liabilities	7,105	6,327

Total liabilities	1,507,979	1,452,196

Shareholders’ Equity:
Preferred stock, no par value, authorized 20,000,000 shares; 31,260 issued and outstanding at December 31, 2009 and 2008	31,260	31,260
Discount on preferred stock	(1,956)	(2,382)
Common stock, no par value; authorized 80,000,000 shares; 7,341,901 and 7,350,029 issued and outstanding at December 31, 2009 and 2008, respectively	70,376	70,433
Common stock warrants	2,412	2,412
Retained earnings	19,009	15,557
Stock in directors rabbi trust	(1,388)	(1,233)
Directors deferred fees obligation	1,388	1,233
Accumulated other comprehensive income	5,105	3,400

Total shareholders’ equity	126,206	120,680

Total liabilities and shareholders’ equity	$1,634,185	$1,572,876

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2009, 2008 and 2007

	Years Ended December 31, 2009, 2008 and 2007
	2009	2008	2007
	(Amounts in thousands, except per share data)
Interest Income:
Interest and fees on loans	$57,556	$64,855	$69,280
Investment securities:
Taxable	13,421	2,307	932
Tax-exempt	8,039	3,504	2,790
Interest on interest-earning balances	52	92	393
Other	14	276	275

Total interest income	79,082	71,034	73,670

Interest Expense:
Interest on demand deposits	5,592	2,725	6,175
Interest on savings deposits	14	13	48
Interest on time deposits of $100,000 and greater	18,792	20,583	14,466
Interest on other time deposits	4,500	7,395	14,814
Interest on short-term borrowings	627	1,458	1,044
Interest on long-term debt	3,342	5,252	4,718

Total interest expense	32,867	37,426	41,265

Net Interest Income	46,215	33,608	32,405
Provision for loan losses	15,750	7,075	3,090

Net interest income after provision for loan losses	30,465	26,533	29,315

Non-Interest Income:
Mortgage fees	1,108	783	839
Service charges	2,707	3,021	2,910
Investment brokerage fees	249	434	490
Earnings on bank-owned life insurance	931	1,101	891
Gain on sale of investment securities available for sale, net	3,610	223	—
Other	81	89	119

Total non-interest income	8,686	5,651	5,249

Non-Interest Expense:
Salaries and employee benefits	17,499	16,293	14,738
Occupancy	1,913	2,155	1,848
Furniture and equipment	1,475	1,084	1,018
Data processing and supply	1,261	1,113	1,063
Advertising and business development	1,156	473	522
Insurance, professional and other services	2,452	2,111	1,580
FDIC insurance assessments	2,844	642	247
Loan, foreclosure and collection	1,078	1,173	509
Other	3,221	2,739	2,543

Total non-interest expense	32,899	27,783	24,068

Income before income tax expense (benefit)	6,252	4,401	10,496
Income tax expense (benefit)	(285)	414	3,058

Net income	6,537	3,987	7,438

Less preferred stock dividends and discount accretion	1,984	142	—

Net income available to common shareholders	$4,553	$3,845	$7,438

Basic earnings per common share	$0.62	$0.53	$1.08

Diluted earnings per common share	$0.62	$0.52	$1.05

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)

Net income	$6,537	$3,987	$7,438

Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains (losses)	13,473	174	(501)
Tax effect	(5,194)	(89)	183
Reclassification of (gains) losses recognized in net income	(3,610)	(223)	—
Tax effect	1,392	86	—

Net of tax amount	6,061	(52)	(318)

Cash flow hedging activities:
Unrealized holding gains (losses)	(8,150)	2,600	2,166
Tax effect	3,142	(1,002)	(836)
Reclassification of (gains) losses recognized in net income	1,061	—	—
Tax effect	(409)	—	—

Net of tax amount	(4,356)	1,598	1,330

Total other comprehensive income	1,705	1,546	1,012

Comprehensive income	$8,242	$5,533	$8,450

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

	Common stock		Common stock warrants	Preferred stock	Discount on preferred stock	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other com- prehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)

Balance, December 31, 2006	6,099,097	$53,086	$—	$—	$—	$18,595	$(711)	$711	$842	$72,523
Net income	—	—	—	—	—	7,438	—	—	—	7,438
Directors deferred fees	—	—	—	—	—	—	(290)	290	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1,012	1,012
Common stock issued pursuant to:
10% stock dividend	606,311	10,275	—	—	—	(10,275)	—	—	—	—
Issuance of common shares	355,544	5,446	—	—	—	—	—	—	—	5,446
Stock options exercised	232,786	1,206	—	—	—	—	—	—	—	1,206
Current income tax benefit	—	588	—	—	—	—	—	—	—	588
Shares traded to exercise options	(36,206)	(711)	—	—	—	—	—	—	—	(711)
Stock-based compensation:
Option expense	—	97	—	—	—	—	—	—	—	97
Restricted stock awards	—	55	—	—	—	—	—	—	—	55
Cash dividends of $.18 per common share	—	—	—	—	—	(1,262)	—	—	—	(1,262)

Balance, December 31, 2007	7,257,532	70,042	—	—	—	14,496	(1,001)	1,001	1,854	86,392
Adoption of new accounting standard	—	—	—	—	—	(959)	—	—	—	(959)
Net income	—	—	—	—	—	3,987	—	—	—	3,987
Directors deferred fees	—	—	—	—	—	—	(232)	232	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1,546	1,546
Issuance of preferred stock and related common stock warrants	—	—	2,412	31,260	(2,412)	—	—	—	—	31,260
Common stock issued pursuant to:
Exercise of stock options	146,177	671	—	—	—	—	—	—	—	671
Current income tax benefit	—	286	—	—	—	—	—	—	—	286
Shares traded to exercise options	(16,282)	(236)	—	—	—	—	—	—	—	(236)
Stock-based compensation:
Restricted stock awards	2,200	55	—	—	—	—	—	—	—	55
Repurchase of common shares	(39,598)	(385)	—	—	—	—	—	—	—	(385)
Preferred stock dividends	—	—	—	—	30	(142)	—	—	—	(112)
Cash dividends of $.25 per common share	—	—	—	—	—	(1,825)	—	—	—	(1,825)

Balance, December 31, 2008	7,350,029	70,433	2,412	31,260	(2,382)	15,557	(1,233)	1,233	3,400	120,680

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007 (Continued)

	Common stock		Common stock warrants	Preferred stock	Discount on preferred stock	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other com- prehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Net income	—	$—	$—	$—	$—	$6,537	$—	$—	$—	$6,537
Directors deferred fees	—	—	—	—	—	—	(155)	155	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1,705	1,705
Common stock issued pursuant to:
Exercise of stock options	5,438	32	—	—	—	—	—	—	—	32
Current income tax benefit	—	3	—	—	—	—	—	—	—	3
Stock-based compensation:
Stock option expense	—	42	—	—	—	—	—	—	—	42
Restricted stock awards	1,500	10	—	—	—	—	—	—	—	10
Repurchase of common shares	(15,066)	(144)	—	—	—	—	—	—	—	(144)
Preferred stock dividends	—	—	—	—	426	(1,984)	—	—	—	(1,558)
Cash dividends of $.15 per common share	—	—	—	—	—	(1,101)	—	—	—	(1,101)

Balance, December 31, 2009	7,341,901	$70,376	$2,412	$31,260	$(1,956)	$19,009	$(1,388)	$1,388	$5,105	$126,206

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)
Operating Activities
Net income	$6,537	$3,987	$7,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,579	1,497	1,372
Amortization (accretion) of premiums and discounts, net	529	(259)	19
Amortization of core deposit intangible	246	248	251
Stock-based compensation	52	55	151
Deferred compensation	844	791	606
Provision for loan losses	15,750	7,075	3,090
Provision for deferred income taxes (benefit)	(2,259)	(758)	193

Earnings on bank-owned life insurance	(931)	(1,101)	(891)
Gain on sale of investment securities, net	(3,610)	(223)	—
(Gain) loss on disposal of premises and equipment	3	(1)	—
Loss on sales of foreclosed assets	109	317	7
Gain on sale of loans	(1,108)	(783)	(839)
Origination of loans held for sale	(81,949)	(47,320)	(43,583)
Proceeds from sales of loans held for sale	80,851	49,858	44,275
Changes in assets and liabilities:
Increase in accrued interest receivable	(786)	(2,318)	(261)
Increase in other assets	(12,797)	(707)	(1,042)
Increase (decrease) in accrued expenses and other liabilities	208	(1,852)	(467)

Net cash provided by operating activities	3,268	8,506	10,319

Investing Activities
Purchases of investment securities available for sale	(68,603)	(347,063)	(14,412)
Purchases of investment securities held to maturity	—	(6,000)	—

Proceeds from sales of investment securities available for sale	89,808	7,823	—
Proceeds from maturities of investment securities available for sale	48,120	9,495	3,735
(Purchases) redemption of Federal Home Loan Bank stock	7,284	(6,211)	(3,407)
Investment in bank-owned life insurance	(33)	(1,527)	(4,026)
Net increase in loans	(95,713)	(85,240)	(161,492)
Purchases of premises and equipment	(3,531)	(4,147)	(4,859)
Proceeds from disposal of premises and equipment	27	12	—
Investment in foreclosed assets	(1,829)	—	(69)
Proceeds from sales of foreclosed assets	4,656	1,850	833
Purchase of interest rate derivative	(24,003)	—	—

Net cash used by investing activities	(43,817)	(431,008)	(183,697)

Financing Activities
Net increase in deposits	203,865	290,864	68,213
Net increase (decrease) in short-term borrowings	(148,860)	113,215	76,255
Net increase in long-term debt	—	4,000	20,000
Proceeds from issuance of preferred stock	—	31,260	—
Proceeds from issuance of common stock	—	—	5,446
Proceeds from exercise of stock options	32	435	495
Tax benefit from exercise of stock options	3	286	588
Purchase and retirement common stock	(144)	(385)	—
Cash dividends paid	(2,944)	(1,457)	(1,262)

Net cash provided by financing activities	51,952	438,218	169,735

Net increase (decrease) in cash and cash equivalents	11,403	15,716	(3,643)
Cash and cash equivalents, beginning of year	36,770	21,054	24,697

Cash and cash equivalents, end of year	$48,173	$36,770	$21,054

Supplemental Statement of Cash Flows Disclosure
Interest paid	$33,475	$37,458	$41,564
Income taxes paid	2,710	1,170	2,801
Summary of Noncash Investing and Financing Activities
Increase (decrease) in fair value of securities available for sale, net of tax	$6,061	$(52)	$(318)
Increase (decrease) in fair value of cash flow hedge, net of tax	(4,356)	1,598	1,330
Transfer of loans to foreclosed assets	12,348	4,679	2,202
Increase (decrease) in accrual of dividends payable	(285)	480	—
Liability accrued under adoption of new accounting standard	—	959	—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

BNC Bancorp (“the Company”) is a bank holding company for Bank of North Carolina (the “Bank”), a wholly owned subsidiary. The Company also maintains four wholly-owned special-purpose subsidiary trusts that issue trust preferred securities. The information in the consolidated financial statements relates primarily to the Bank. The Bank is a full service commercial bank providing commercial banking services tailored to the particular banking needs of the communities it serves in North Carolina. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Cabarrus, Davidson, Forsyth, Guilford, Iredell, Randolph and Rowan Counties. The Bank has three subsidiaries: BNC Credit Corp. serves as the Bank’s trustee on deeds of trust and Sterling Real Estate Holdings, LLC and Sterling Real Estate Development of North Carolina, LLC hold and dispose of the Bank’s real estate owned.

The Company is subject to the rules and regulations of the Federal Reserve Bank. The Bank is operating under the Banking Laws of North Carolina, and is subject to the rules and regulations of the North Carolina Commissioner of Banks and Federal Deposit Insurance Corporation. Accordingly, the Company and the Bank are examined periodically by those regulatory authorities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of Company and the Bank, collectively referred to herein as the “Company”. All significant intercompany transactions and balances are eliminated in consolidation.

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

Federal regulations require financial institutions to set aside a specified amount as a reserve against transaction accounts and time deposits. At December 31, 2009, the Company’s reserve requirement was $4.5 million.

Investment Securities

Investment securities are classified into one of three categories on the date of purchase and accounted for as follows: (1) debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held to maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (3) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses, net of taxes, reported as other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Gains and losses on the sale of investment securities are determined using the specific identification method and are included in non-interest income on a trade date basis.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), the Company is required to maintain an investment in the stock of the FHLB based upon the amount of outstanding FHLB borrowings. This stock is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2009.

Loans Held for Sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate as determined by outstanding commitments from investors. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Company recognizes certain origination and service fees at the time of sale, which are classified as mortgage fee income on the consolidated statements of income.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, historical loan losses, review of specific loans for impairment, and current economic conditions and trends that may affect the borrowers’ ability to pay. Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts and the value of the underlying collateral, that the borrowers’ financial condition is such that collection is doubtful.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. Accumulated other comprehensive income at December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
	(Amounts in thousands)
Unrealized holding gains – investment securities available for sale, net of tax	6,677	616	668
Unrealized holding gains (losses) – cash flow hedge instruments, net of tax	(1,572)	2,784	1,186

Total accumulated other comprehensive income	$5,105	$3,400	$1,854

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key employees and directors. These policies are recorded at their cash surrender value. Income from these policies and changes in the net cash surrender value are recorded in non-interest income as earnings on bank-owned life insurance.

Goodwill and Other Intangibles Assets

On an annual basis or more frequently as circumstances dictate, the Company’s management reviews goodwill and other intangible assets and evaluates events or other developments that may indicate impairment in the carrying amount in accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, which represents the excess of cost over the fair value of the net assets of an acquired business, is not being amortized. Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with a related contract, asset, or liability. The Company’s identifiable intangible assets relate to premiums on purchased core deposits and are being amortized over their estimated useful lives using principally using the straight-line method.

Other Real Estate Owned

Other real estate owned acquired through, or in lieu of, loan foreclosure are held for sale and are recorded at estimated fair value less cost of disposal. When property is acquired, the excess, if any, of the loan balance over estimated fair value is charged to the allowance of loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense. The carrying value of other real estate owned was $14.3 million and $5.0 million at December 31, 2009 and 2008, respectively.

Derivatives

The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, Derivatives and Hedging, as amended, which defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met. In accordance with this topic, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the cash flow of the hedge items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common shares during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

dilutive common shares include incremental shares issued for stock options, restricted stock awards and the warrant under the U.S. Treasury’s Capital Purchase Program. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive. The computations of basic and diluted earnings per share are presented below:

	2009	2008	2007
	(Dollars in thousands)

Net income	$6,537	$3,987	$7,438
Less:
Preferred stock dividends declared	(1,558)	(112)	—
Accretion of discount on preferred stock	(426)	(30)	—

Net income available for common shareholders	$4,553	$3,845	$7,438

Weighted average common shares outstanding - basic	7,340,015	7,322,723	6,865,204
Effects of dilutive stock options and restricted stock	7,685	73,447	223,014

Weighted average common shares outstanding - diluted	7,347,700	7,396,170	7,088,218

Basic earnings per common share	$0.62	$0.53	$1.08
Diluted earnings per common share	0.62	0.52	1.05

At December 31, 2009 and 2008, the 543,337 outstanding common stock warrants associated with the U.S. Treasury’s Capital Purchase Plan and common stock options of 204,398 and 131,053, respectively, were excluded in computing diluted shares outstanding because the exercise price exceeded the market price of the common shares outstanding. There were no anti-dilutive instruments at December 31, 2007.

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

Stock Compensation Plans

The Company follows the provisions of ASC Topic 718, Compensation – Stock Compensation for share-based compensation. This topic establishes fair value as the measurement objective in accounting for stock awards and requires the application of fair value measurement method in accounting for compensation cost, which is recognized over the requisite service period.

Segment Reporting

The Company follows the provisions of ASC Topic 280, Segment Reporting which requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Bank has no foreign operations or customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Reclassifications

Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the 2009 presentation. The reclassifications had no effect on net income, net income available to common shareholders or shareholders’ equity as previously reported.

Recently Adopted and Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 805, Business Combinations) “ASC 805”, which establishes principles and requirements for recognition and measurement of assets, liabilities and any non-controlling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805, the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any non-controlling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued ASC Topic 815-10-65-1, Transition and Effective Date Related to FASB Statement No. 161 “ASC 815”. ASC 815 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. ASC 815 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under previous guidance and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, ASC 815 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC Topic 825, Financial Instruments “ASC 825”. ASC 825 amends the existing guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information and to require those disclosures in summarized financial information at interim reporting periods. Under ASC 825, a publicly traded company shall include disclosures about the fair value of its financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC 825. ASC 825 is effective for interim periods ending after June 15, 2009 and is applied prospectively. The adoption of the provisions of ASC 825 during the quarter ended June 30, 2009, had no effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of the provisions of ASC 855 during the quarter ended June 30, 2009, had no effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 860, Transfers and Servicing “ASC 860”, which requires more information about transfers of financial assets, including securitization transactions and a company’s continuing exposure to the risks related to the transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860 is effective for first annual reporting period beginning after November 15, 2009. The Company is evaluating ASC 860, but does not expect that it will have a significant impact on its consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810, Consolidation “ASC 810”, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated, and requires additional disclosures about involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the company’s financial statements. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The provisions of this Topic are effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period. The Company is evaluating ASC 810, but does not expect that it will have a significant impact on its consolidated financial statements.

In June 2009, FASB issued ASC Topic 105, Generally Accepted Accounting Principles “ASC 105”, which states that the FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification implementation of ASC 105 did not have a material impact on the Company’s consolidated financial statements. The principal impact is limited to disclosures as all future references to authoritative literature will be reference in accordance with the Codification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

On January 12, 2009, FASB issued ASC 325-40-65-1, Transition Related to FSP EITF 99-20-1 “ASC 325”. ASC 325 addresses certain practice issues in EITF No. 99-20-1, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with ASC 320, Investments – Debt and Equity Securities. ASC 325 removes the previous reference to the consideration of a market participant’s estimates of cash flows, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. ASC 325 is effective for interim and annual reporting periods ending after December 15, 2008. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE B - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities as of December 31 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
2009
Available for sale:
State and municipals	$186,526	$4,328	$2,261	$188,593
Mortgage-backed	163,067	8,799	—	171,866
Other	47	—	—	47

	$349,640	$13,127	$2,261	$360,506

Held to maturity:
Corporate bonds	$6,000	$—	$640	$5,360

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
2008
Available for sale:
U.S. Government agency obligations	$4,980	$24	$—	$5,004
State and municipals	123,623	1,612	4,802	120,433
Mortgage-backed	286,792	4,297	128	290,961
Other	166	—	—	166

	$415,561	$5,933	$4,930	$416,564

Held to maturity:
Corporate bonds	$6,000	$—	$600	$5,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008. At December 31, 2009, the unrealized losses relate to 75 state and municipal securities and 2 corporate bonds. Of those, 28 of the state and municipal securities had continuous unrealized losses for more than twelve months. At December 31, 2008, the unrealized losses relate to 97 state and municipal securities, 5 mortgage backed securities and 1 corporate bond. At December 31, 2009, the Company performed an extensive evaluation of the state and municipal securities portfolio at a bond-by-bond level, and based on the evaluation, none of the temporary impairment relates to the issuer’s ability to honor redemption obligations or the credit quality of the issuer. The deterioration in value is attributable to changes in market interest rates and the Company expects these securities to be paid in full and that any temporary impairment be fully recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity. The temporarily impaired investment securities as of December 31, 2009 and 2008 are as follows:

	2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Available for sale:
State and municipals	$37,336	$714	$25,544	$1,547	$62,880	$2,261

Held to maturity:
Corporate bonds	$—	$—	$5,360	$640	$5,360	$640

	2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Available for sale:
State and municipals	$72,205	$4,279	$1,503	$523	$73,708	$4,802
Mortgage-backed	22,100	128	—	—	22,100	128

	$94,305	$4,407	$1,503	$523	$95,808	$4,930

Held to maturity:
Corporate bonds	$5,400	$600	$—	$—	$5,400	$600

The amortized cost and estimated fair value of investment securities at December 31, 2009, by contractual maturity and projected cash flows, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(Amounts in thousands)
Available for sale:
Due within one year	$26,858	$28,108
After one year through five years	91,612	95,172
After five years through ten years	99,156	101,862
Over ten years	132,014	135,364

	$349,640	$360,506

Held to maturity:
After five through ten years	$6,000	$5,360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

For the year ended December 31, 2009, proceeds from sales of investment securities available for sale totaled $89.8 million, with gross and net gains of $3.7 million realized on those sales. In addition, the Company had an $119,000 write-off of an equity investment in Silverton Bank. For the year ended December 31, 2008, proceeds from sales of investment securities available for sale totaled $7.8 million. Gross gains of $248,000 and gross losses of $25,000 were realized on those sales. There were no sales of investment securities available for sale during 2007.

At December 31, 2009 and 2008, investment securities with an estimated fair value of approximately $190.8 million and $269.7 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31 are summarized below:

	2009	2008
	(Amounts in thousands)

Real estate mortgage loans	$706,973	$573,902
Real estate construction loans	233,665	307,272
Commercial and industrial loans	113,670	98,595
Loans to individuals	12,655	12,829
Leases	12,216	15,190

	1,079,179	1,007,788
Less: Allowance for loan losses	17,309	13,210

	$1,061,870	$994,578

The Company’s lending is concentrated primarily in Cabarrus, Davidson, Forsyth, Guilford, Iredell, Randolph and Rowan Counties and the surrounding communities in which it operates.

The Company has loan and deposit relationships with its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a summary of loans to executive officers, directors, and their affiliates for the year ended December 31, 2009 in thousands:

Balance at beginning of year	$23,051
Additional borrowings during the year	17,970
Loan repayments during the year	(9,078)

Balance at end of year	$31,943

As a matter of policy, these loans and credit lines are approved by the Board of Directors and are made with interest rates, terms, and collateral requirements comparable to those required of other borrowers. In the opinion of management, these loans do not involve more than the normal risk of collectability.

At December 31, 2009, the Company had pre-approved but unused lines of credit totaling $7.6 million to executive officers, directors and their affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

A summary of activity in the allowance for loan losses for the years ended December 31 is as follows:

	2009	2008	2007
	(Amounts in thousands)

Balance at beginning of year	$13,210	$11,784	$10,400
Provision charged to operations	15,750	7,075	3,090
Loans charged off	(11,867)	(5,783)	(1,755)
Recoveries	216	134	49

Balance at end of year	$17,309	$13,210	$11,784

A summary of impaired loans at December 31 is as follows:

	2009	2008
	(Amounts in thousands)

Nonaccrual loans	$18,702	$12,654
Impaired loans continuing to accrue interest	4,168	665

Total impaired loans	$22,870	$13,319

Specific loan loss allowance on impaired loans	$2,113	$935
Balance of impaired loans with specific allowance	11,284	8,558
Balance of impaired loans with no specific allowance	11,586	4,761

The average balance of impaired loans during the years ended December 31, 2009 and 2008 was $15.0 million and $8.9 million, respectively. For the year ended December 31, 2009, the interest income recognized on impaired loans during the time in which they were impaired amounted to $76,000. For the year ended December 31, 2008, the interest income recognized on impaired loans was not material. At December 31, 2009 and 2008, there were $348,000 and $665,000 of troubled debt restructurings, respectively, with specific valuation allowances of such loans in the amounts of $123,000 and $129,000, respectively.

NOTE D - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

	2009	2008
	(Amounts in thousands)

Land	$6,893	$6,377
Buildings and improvements	19,735	18,133
Furniture and equipment	7,968	9,981

	34,596	34,491
Less accumulated depreciation and amortization	6,893	8,721

	$27,703	$25,770

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $1.6 million, $1.5 million and $1.4 million, respectively.

The Company has entered into various noncancellable operating leases for land and buildings used in its operations. The leases expire over the next 5 years, and most contain renewal options. Certain leases provide for periodic rate negotiation or escalation. The leases generally provide for payment of property taxes, insurance and maintenance costs by the Company. Rental expense, including month-to-month leases, reported in noninterest expense was $463,000, $417,000 and $408,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, future minimum rental commitments under noncancellable operating leases that have a remaining life in excess of one year are as follows (in thousands):

2010	$420
2011	308
2012	259
2013	53

Total	$1,040

The Company leases a branch facility from one of its directors. Rent expense for this lease totaled $49,000, $48,000 and $46,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in the above lease information.

NOTE E - GOODWILL AND OTHER INTANGIBLES

Goodwill at both December 31, 2009 and 2008 amounted to $26.1 million. For the years ended December 31, 2009, 2008 and 2007, there was no additional goodwill acquired or impairment losses recognized. The last test for goodwill impairment conducted as of December 31, 2009 concluded that there was no goodwill impairment.

The following is a summary of other intangible assets at December 31, 2009 and 2008:

	2009	2008
	(Amounts in thousands)
Other intangibles – gross	$2,524	$2,524
Less accumulated amortization	954	708

Other intangibles – net	$1,570	$1,816

Other intangibles amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $246,000, $248,000 and $251,000, respectively. The following table presents estimated amortization expense for other intangibles (in thousands):

For the Year Ending December 31:
2010	$247
2011	237
2012	237
2013	237
2014	237
Thereafter	375

$1,570

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE F - DEPOSITS

At December 31, 2009, the scheduled maturities of time deposits are as follows:

	Less than $100,000	Greater than $100,000	Total
	(Amounts in thousands)

2010	$130,811	$226,564	$357,375
2011	52,262	53,008	105,270
2012	48,303	49,978	98,281
2013	383	63,090	63,473
2014	621	43,111	43,732
Thereafter	—	36,617	36,617

Total	$232,380	$472,368	$704,748

NOTE G - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(In thousands)

Repurchase agreements	$16,494	$14,043
Advances from the FHLB	5,000	179,600
Federal funds purchased	13,290	—
Revolving line of credit	15,499	500

	$50,283	$194,143

Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

During the year ended December 31, 2009, the Company has reclassified $5.0 million of its FHLB advances to short-term borrowings due to current maturities being within one year. Additionally, the Company utilizes short-term borrowings from FHLB which bear interest based upon the daily federal funds rate, with no outstanding balances at December 31, 2009 and $179.6 million outstanding at December 31, 2008. These borrowings are secured as discussed below in the long-term debt note for FHLB advances.

The Company may purchase federal funds through unsecured federal funds guidance lines of credit totaling $45 million as of December 31, 2009. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

The Company also has an unsecured revolving line of credit of up to $25.0 million with a bank, bearing interest at the prime rate with a floor of 5.00% and maturing on September 25, 2010.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At December 31, 2009, securities available for sale and commercial loans in the amounts of $102.8 million and $147.7 million, respectively, were assigned under these arrangements. As of December 31, 2009, the Company had approximately $185.6 million in additional borrowing capacity available under these arrangements with no outstanding balances.

NOTE H - LONG-TERM DEBT

Long-term debt at December 31, 2009 and 2008 consisted of the following advances from the FHLB:

Maturity	Interest rate	2009	2008
	(Amounts in thousands)

March 2010	5.71%	$5,000	$5,000
February 2011	0.25%	3,000	3,000
June 2012	2.05%	4,000	—
December 2014	3.62%	2,000	—
December 2014	3.87%	15,000	—
September 2017	3.73%	10,000	10,000
September 2017	3.66%	10,000	10,000
January 2018	2.15%	15,000	15,000
January 2018	2.27%	10,000	10,000
March 2010 advance reclassified to short-term borrowings	5.71%	(5,000)	—
Advances repaid in 2009		—	21,000

		$69,000	$74,000

The above advances have been made against a $197.4 million line of credit secured by real estate loans in the amount of $264.8 million and investment securities with a fair value of $61.2 million. Advances must be adequately collateralized. The weighted average rate for advances outstanding at December 31, 2009 and 2008 was 3.23% and 3.52%, respectively.

A description of the junior subordinated debentures outstanding at December 31, 2009 and 2008 is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2009	2008
					(In thousands)

Bank of NC	6/07/2005	8,000	Libor plus 1.80%	7/07/2015	$8,000	$8,000
BNC Bancorp Capital Trust I	4/03/2003	5,000	Libor plus 3.25%	4/15/2033	5,155	5,155
BNC Bancorp Capital Trust II	3/11/2004	6,000	Libor plus 2.80%	4/07/2034	6,186	6,186
BNC Bancorp Capital Trust III	9/23/2004	5,000	Libor plus 2.40%	9/23/2034	5,155	5,155
BNC Bancorp Capital Trust IV	9/27/2006	7,000	Libor plus 1.70%	12/31/2036	7,217	7,217

					$31,713	$31,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

The junior subordinated debentures issued by the Bank of North Carolina are classified as Tier II capital for regulatory purposes. The junior subordinated debentures issued by the trusts currently qualify as Tier I capital for the Company, subject to certain limitations, and constitute a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities. At December 31, 2009 and 2008, the Company had $713,000 of equity investment in the above wholly-owned BNC Capital Trusts and is included in other assets in the accompanying consolidated balance sheets. The weighted average rate for the junior subordinated debentures outstanding for the years ending December 31, 2009 and 2008 was 3.41% and 6.39%, respectively.

NOTE I - SHAREHOLDERS” EQUITY

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

The fair value of the preferred stock was estimated on the date of issuance by discounting future cash flows at 13% under the assumption that the shares will redeemed at the end of five years. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model assuming a risk-free interest rate of 2.73%, expected volatility of 49.1%, a dividend yield of 2.50% and an expected life of 10 years. The total proceeds of $31.3 million were allocated to the preferred stock and the warrants based upon those relative fair values, resulting in a value assigned to the warrants of $2.4 million and discount on the preferred stock of the same amount. For the year ended December 31, 2009, the Company declared dividends on preferred stock and had accretion of discount on preferred stock of $1.6 million and $426,000, respectively. For the year ended December 31, 2008, the Company declared dividends on preferred stock and had accretion of discount on preferred stock of $112,000 and $30,000, respectively.

The CPP participation also limits the rate of dividend payments on the Company’s common stock to the amount of its last quarterly cash dividend prior to participation in the program of $0.05 per share unless an increase is approved by the Treasury. For the year ended December 31, 2009, the Company paid quarterly cash dividends on common stock of $0.05 per share on February 20, 2009, May 29, 2009, August 28, 2009 and November 27, 2009. For the year ended December 31, 2008, the Company paid an annual cash dividend on common stock of $0.20 per share on February 22, 2008.

NOTE J - REGULATORY CAPITAL REQUIREMENTS

The Bank, as a North Carolina banking corporation, may pay cash dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

additional discretionary - actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2009 and 2008, the Bank met its capital adequacy requirements as set forth below:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)
As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$155,264	12.79%	$97,153	8.00%	$121,441	10.00%
Tier I Capital (to Risk-Weighted Assets)	132,050	10.87%	48,576	4.00%	72,864	6.00%
Tier I Capital (to Average Assets)	132,050	8.32%	63,462	4.00%	79,327	5.00%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$130,814	11.46%	$91,311	8.00%	$114,139	10.00%
Tier I Capital (to Risk-Weighted Assets)	109,604	9.60%	45,656	4.00%	68,483	6.00%
Tier I Capital (to Average Assets)	109,604	8.44%	51,968	4.00%	64,960	5.00%

The Company is also subject to these capital requirements. At December 31, 2009 and 2008, the Company’s capital amounts are as follows:

	2009	2008

Total capital to risk-weighted assets	11.60%	11.83%
Tier I capital to risk-weighted assets	9.71%	9.99%
Tier I capital to average assets	7.43%	8.77%

NOTE K - EMPLOYEE BENEFITS

During 2004 the Company adopted, with shareholder approval, the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan. The Compensation Committee may grant or award eligible participants options, rights to receive restricted shares of common stock, and or stock appreciation rights (collectively referred to herein as “Rights”). This plan makes available 346,445 grants of Rights, subject to appropriate adjustment for stock splits, stock combinations, reclassifications and similar changes. In addition, the Company maintains shareholder-approved, stock-based compensation plans including a nonqualified stock option plan for directors and a qualified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

incentive stock option plan for key employees. Options granted under the nonqualified plan vest immediately and expire ten years after the grant date. Options granted under the qualified plan vest ratably over a five year period and expire ten years after the grant date. At December 31, 2009, the Company had 18,615 unissued Rights available for grants or awards.

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

Stock Option Awards - The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. The assumptions used for the grants of options to employees for the year ended December 31, 2009 is presented below. There were no grants of options during the years ended December 31, 2008 and 2007.

Assumptions in estimating option values:
Weighted-average volatility	31.32%
Expected dividend yield	2.70%
Risk-free interest rate	3.25%
Expected life	7 years

A summary of option activity under the stock option plans as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding December 31, 2008	277,752	$9 .96
Granted	21,000	7.42
Exercised	5,438	5.95
Forfeited	26,594	12.15

Outstanding December 31, 2009	266,720	9.62	4.6 years	$109

Exercisable December 31, 2009	249,903	9.77	4.2 years	$104

Share options expected to vest	16,817	7.42	9.5 years	$5

For the years ended December 31, 2009, 2008 and 2007 the intrinsic value of options exercised amounted to $7,000, $1.2 million and $3.2 million, respectively, and the fair value of options vested amounted to $9,000, $0 and $495,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 was $32,000, $435,000 and $495,000, respectively. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $3,000, $286,000 and $588,000, respectively, for the years ended December 31, 2009, 2008 and 2007.

Restricted Stock Awards - A summary of the status of the Company’s non-vested stock awards as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

	2009	Weighted average grant date fair value

Non-vested - beginning of year	1,100	$16.52
Granted	51,769	7.02
Vested	2,600	6.50
Forfeited	—	—

Non-vested - end of year	50,269	$7.03

There were no restricted stock awards granted during the years ended December 31, 2008 and 2007. The fair value of restricted stock grants vested during 2009, 2008 and 2007 was $17,000, $21,000 and $55,000, respectively.

The Company’s pre-tax compensation cost for stock-based employee compensation was $52,000 for the year ended December 31, 2009. There were no stock-based compensation costs for the years ended December 31, 2008 and 2007. As of December 31, 2009, there was $357,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.

Qualified Profit Sharing 401 (k) Plan - The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. During 2009, the Company reduced the matching of employee contributions from 100% to 50% of such contributions up to 6% of the participant’s compensation. The plan provides that employees’ contributions are 100% vested at all times, and the Company’s contributions vest at 20% each year after the second year of service. The expense related to the plan for the years ended December 31, 2009, 2008 and 2007 was $475,000, $598,000 and $590,000, respectively.

Employment Agreements - The Company has entered into employment agreements with its chief executive officer and two other executive officers to ensure a stable and competent management base. The agreements provide for a three-year term, with an automatic one-year renewal on each anniversary date. The agreements provide for benefits as set forth in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

Director and Executive Officer Benefit Plans - The Company during 2004 entered into Salary Continuation Agreements with its chief executive officer and certain other officers. These agreements replace the existing Supplemental Executive Retirement Plans for these executives. All of the Salary Continuation Agreements provide for lifetime benefits to be paid to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions of $569,000 in 2009, $440,000 in 2008 and $465,000 in 2007 were expensed for future benefits to be provided under these plans. The corresponding liability related to this plan was $3.2 million and $2.8 million as of December 31, 2009 and 2008, respectively.

The Company also has a deferred compensation plan for its directors. Expense provided under the plan totaled $187,000, $208,000 and $141,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose. At December 31, 2009 and 2008, the trust held 121,490 and 98,265 shares of Company common stock, respectively.

NOTE L - INCOME TAXES

Income tax expense is summarized as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Current tax provision:
Federal	$1,133	$680	$2,016
State	841	492	849

Total current tax provision	1,974	1,172	2,865

Deferred tax provision (benefit):
Federal	(1,953)	(630)	169
State	(306)	(128)	24

Total deferred tax provision (benefit)	(2,259)	(758)	193

Total income tax expense (benefit)	$(285)	$414	$3,058

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% was as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Pre-tax income	$6,252	$4,401	$10,496

Tax at statutory federal rate	$2,126	$1,496	$3,569

State income tax, net of federal benefit	353	240	576
Tax exempt interest income	(2,570)	(1,024)	(783)
Income from life insurance	(287)	(374)	(303)
Nondeductible deferred compensation	5	49	—
Other	88	27	(1)

	$(285)	$414	$3,058

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Significant components of deferred tax assets and liabilities at December 31 were as follows:

	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$6,976	$5,076
Net operating losses carryforwards	221	337
Deferred compensation	1,621	1,566
Unrealized loss on interest rate cap	1,669	—
Loans	30	151
Investments	94	155
AMT credit carry forward	891	288
Other	204	119

Total deferred tax assets	11,706	7,692

Deferred tax liabilities:
Premises and equipment	675	482
Leasing activities	1,148	1,148
Unrealized gains on securities available for sale	4,189	387
Unrealized gains on interest rate swaps	987	1,746
Core deposit intangibles	605	700
Other	62	74

Total deferred tax liabilities	7,666	4,537

Net deferred tax asset included in other assets	$4,040	$3,155

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.

The Company has net operating loss carryforwards of approximately $649,000, which were acquired in the merger of Independence Bank. These loss carryforwards expire at various dates through 2022.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company did not have an accrual for uncertain tax positions at December 31, 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE M - DERIVATIVES

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

During 2005 and 2006, the Company entered into interest rate swaps designated as cash flow hedges with nominal amounts aggregating $25 million and $30 million, respectively, to fix the interest rate received on certain variable rate loans at a combined weighted average rate of 7.85%. These loans expose the Company to variability in cash flows, primarily from interest receipts due to changes to interest rates. If interest rates increase, interest income increases. Conversely, if interest rates decrease, interest income decreases. Management believes it is prudent to limit the variability of a portion of its cash flows on variable rate loans therefore, generally hedges a portion of its variable-rate receipts. The aggregate fair value of these derivatives of $2.6 million is included in other assets in the accompanying consolidated balance sheet at December 31, 2009. The change in fair value of these derivatives was a decrease of $1.9 million for the year ended December 31, 2009, when compared to the $4.5 million recorded at December 31, 2008. For the year ended December 31, 2009, 2008 and 2007, no hedge ineffectiveness was recognized on these loan cash flow hedges. The amount of net settlement gains recorded from the interest rate swaps totaled $2.5 million and $1.6 million for the years ended December 31, 2009 and 2008, respectively, and a net settlement loss of $82,000 for the year ended December 31, 2007, and is included in loan interest income in the accompanying consolidated statements of income.

During the first quarter of 2009, the Company entered into a five-year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. The Company is exposed to risk of rising interest rates. Under this cash flow hedge relationship, the Company has structured a synthetic cap, where the objective is to offset the effect of interest rate changes, whenever funding rates are higher than the strike rate of the synthetic cap. During the third quarter of 2009, the Company paid $24.0 million to self finance the transaction, thus securing a traditional interest rate cap. From this modification, the Company will achieve significantly reduced funding costs. Going forward, the amounts reclassified from other comprehensive income into earnings are expected to be more than compensated for by the reduced variable rate funding costs, as the hedge only covers a portion of the Company’s variable interest rate exposure. The fair value of this derivative at December 31, 2009 was an asset of $20.3 million, which is included in other assets in the accompanying consolidated balance sheet. The Company had recorded $3.1 million loss, net of tax, of accumulated other comprehensive income. In addition, ineffectiveness related to this hedge amounted to $1.1 million for the year ended December 31, 2009, and is included in interest expense on demand deposits in the accompanying consolidated statements of income. The Company expects $2.1 million of accumulated other comprehensive income to be reclassified into earnings within the next 12 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Counterparty Credit Risk - By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the risk of failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.

Credit-Risk Related Contingent Features - The Company’s derivative instrument does not contain any credit-risk related contingent features.

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments under ASC Topic 815, as well as their classification on the balance sheet as of December 31, 2009 and December 31, 2008.

	December 31, 2009		December 31, 2008
	Balance sheet location	Estimated fair value	Balance sheet location	Estimated fair value
	(Amounts in thousands)

Interest rate swaps	Other assets	$2,561	Other assets	$4,531
Interest rate cap	Other assets	20,336	—	—

Total derivatives		$22,897		$4,531

NOTE N - OFF-BALANCE SHEET RISK

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

At December 31, 2009 and 2008, outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk were as follows:

	2009	2008
	(In thousands)

Commitments under unfunded loans and lines of credit	$156,538	$169,014
Standby letters of credit	13,091	11,786
Commitments to sell loans held for sale	2,766	560

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE O - FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuations are defined as follows:

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

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement, and requires significant management judgment or estimation using pricing models, discounted cash flow methodologies or similar techniques.

Fair Value on a Recurring Basis. The Company measures certain assets at fair value on a recurring basis and the following is a general description of the methods used to value such assets.

Securities Available for Sale. The fair values of securities available for sale are recorded at quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 valuation securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 valuation securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 valuation include asset-backed securities in less liquid markets.

Derivative Assets and Liabilities. The values of derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management purposes as Level 2 valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Description	Assets (Liabilities) Measured at Fair Value
		Fair Value Measured Using
		Level 1	Level 2	Level 3
		(Amounts in thousands)
At December 31, 2009:
Securities available for sale	$360,506	$—	$360,506	$—
Interest rate swaps	2,561	—	2,561	—
Interest rate cap	20,336	—	20,336	—

At December 31, 2008:
Securities available for sale	$416,564	$—	$416,564	$—
Interest rate swaps	4,531	—	4,531	—

Fair Value on a Nonrecurring Basis. The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2 valuation.

Impaired Loans. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009 and 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2 valuation. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as Level 3 valuation.

Other Real Estate Owned. Fair values of other real estate owned are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

Description	Assets (Liabilities) Measured at Fair Value
		Fair Value Measured Using
		Level 1	Level 2	Level 3
		(Amounts in thousands)
At December 31, 2009:
Loans held for sale	$2,766	$—	$2,766	$—
Impaired loans	20,757	—	—	20,757
Other real estate owned	14,325	—	—	14,325

At December 31, 2008:
Loans held for sale	$560	$—	$560	$—
Impaired loans	12,384	—	—	12,384
Other real estate owned	5,022	—	—	5,022

The fair values of securities held to maturity are recorded at fair value on a nonrecurring basis when an impairment in value that is deemed to be other than temporary occurs. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. At December 31, 2009 and 2008, there were no fair value adjustments related to $6.0 million of securities held to maturity.

Goodwill and other intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets as Level 3 valuation. At December 31, 2009 and 2008, there were no fair value adjustments related to $26.1 million of goodwill, and other intangible assets of $1.6 and $1.8 million, respectively.

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of financial instruments have been estimated by the Company using the provisions of ASC Topic 825, Financial Instruments “ASC 825”, which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair value of those assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Securities Available for Sale and Securities Held to Maturity - Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Federal Home Loan Bank Stock - The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Company, in order to be a member of the FHLB, is required to maintain a minimum investment.

Loans Held for Sale - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans Receivable - The fair values for fixed rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms.

Investment in Life Insurance - The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Accrued Interest Receivable and Accrued Interest Payable - The carrying amount of accrued interest is assumed to approximate fair value.

Deposits - The fair values disclosed for deposits with no stated maturity (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for deposits with a stated maturity date (time deposits) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits.

Short-term Borrowings and Long-Term Debt - Rates currently available to the Company for borrowings and debt with similar terms and remaining maturities are used to estimate fair value of the existing debt.

Derivative financial instruments - Fair values for derivatives are based values from third parties typically determined using widely accepted discounted cash flow models or Level 2 measurements.

Financial Instruments with Off-Balance Sheet Risk - The fair value of financial instruments with off-balance sheet risk discussed in Note N is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$48,173	$48,173	$36,770	$36,770
Investment securities available for sale	360,506	360,506	416,564	416,564
Investment securities held to maturity	6,000	5,360	6,000	5,400
Federal Home Loan Bank stock	6,160	6,160	13,444	13,444
Loans held for sale	2,766	2,766	560	560
Loans receivable, net	1,061,870	1,066,819	994,578	990,867
Accrued interest receivable	8,178	8,178	7,392	7,392
Investment in book-owned life insurance	27,593	27,593	26,629	26,629

Financial liabilities:
Demand deposits and savings	$645,130	$645,130	$245,237	$245,237
Time deposits	704,748	718,580	900,776	913,234
Short-term borrowings	50,283	50,283	194,143	194,143
Long-term debt	100,713	89,793	105,713	106,208
Accrued interest payable	1,402	1,402	1,767	1,767

On-balance sheet derivative financial instruments:
Derivative agreements – asset (liability):
Interest rate swap agreements	$2,561	$2,561	$4,531	$4,531
Interest rate cap agreement	20,336	20,336	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE Q - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of BNC Bancorp as of and for the years ended December 31, 2009 and 2008 (In thousands):

Condensed Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$515	$4,089
Investment in bank subsidiary	164,854	140,949
Other assets	969	986

Total assets	$166,338	$146,024

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$920	$886
Due to bank subsidiary	—	245
Short-term borrowings	15,499	500
Subordinated debentures	23,713	23,713

Total liabilities	40,132	25,344

Shareholders’ equity:
Preferred stock	31,260	31,260
Discount on preferred stock	(1,956)	(2,382)
Common stock, no par value	70,376	70,433
Common stock warrants	2,412	2,412
Retained earnings	19,009	15,557
Accumulated other comprehensive income	5,105	3,400

	126,206	120,680

Total liabilities and shareholders’ equity	$166,338	$146,024

Condensed Statements of Operations

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Dividends from bank subsidiary	$232	$720	$3,087
Equity in undistributed earnings of bank subsidiary	7,148	5,290	6,517
Other income	24	35	56
Interest expense	(835)	(1,967)	(2,168)
Non-interest expense	(32)	(91)	(54)

Net income	$6,537	$3,987	$7,438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Condensed Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Operating activities:
Net income	$6,537	$3,987	$7,438
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(7,148)	(5,290)	(6,517)
Amortization	11	11	12
Stock-based compensation	52	55	55
(Increase) decrease in other assets	6	(1)	—
Increase in other liabilities	267	50	55

Net cash (used) provided by operating activities	(275)	(1,188)	1,043

Investing activities:
Net cash used for investment in bank subsidiary	(15,000)	(25,086)	(7,089)

Financing activities:
Due to subsidiaries	—	376	—
Proceeds (repayments) on short-term borrowings	14,754	(7,000)	7,500
Proceeds from issuance of preferred stock	—	31,260	—
Proceeds from issuance of common stock	—	—	5,446
Proceeds from exercise of stock options	32	435	495
Tax benefit from exercise of stock options	3	286	588
Purchase and retirement of common stock	(144)	(386)	—
Cash dividends paid	(2,944)	(1,457)	(1,262)

Net cash provided by financing activities	11,701	23,514	12,767

Net increase (decrease) in cash and cash equivalents	(3,574)	(2,760)	6,721

Cash and cash equivalents, beginning	4,089	6,849	128

Cash and cash equivalents, ending	$515	$4,089	$6,849

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, we believe that, as of December 31, 2009, the Company maintained effective internal control over financial reporting based on those criteria.

W. Swope Mongomery, Jr. President and Chief Executive Officer	David B. Spencer Chief Financial Officer

The effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009 has been audited by Cherry, Bekaert & Holland, L.L.P., an independent registered public accounting firm, as stated in their report on page F-2 of the accompanying consolidated financial statements.

There have been no significant changes in internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers. The information concerning the Company’s directors and executive officers required by this Item 9 is incorporated herein by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act by our directors, officers, and ten percent shareholders required by this Item 9 is incorporated by reference from the Company’s definitive proxy statement, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

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

The information regarding the Company’s audit committee required by this Item 9 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION

The information concerning compensation and other matters required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required by the Item 11 is incorporated herein by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents as of December 31, 2009, the number of securities so be issued upon the exercise of outstanding options, the weighted average price of the outstanding options and the number of securities remaining for further issuance under the plans. The Bank of North Carolina Stock Option Plans for Non-Employees/Directors and Key Employees and the Omnibus Stock Ownership and Long Term Incentive Plan have been approved by the shareholders.

Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans Approved by our stockholders	266,720	$9.62	18,615

Equity compensation plans not Approved by our stockholders	—	—	—

Total	266,720	$9.62	18,615

1	Of the 266,720 stock options issued under the Plans, a total of 249,903 of those stock options have vested or are exercisable within 60 days.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by this Item 12 is incorporated herein by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services required by this Item 13 is incorporated herein by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

Item 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 7 of this

Form 10-K.

(a)(2) NA

(a)(3) See Exhibits 10(i)(a) through 10(vii)(d) below.

14(b) Exhibits

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

Exhibit (10)(ii)(a)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(b)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and Richard D. Callicutt, II, incorporated herein by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(ii)(c)	Salary Continuation Agreement dated as of December 31, 2005 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(iii)	Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form 10-Q, filed with the SEC on November 2, 2009.

Exhibit (10)(iv)	Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form 10-Q, filed with the SEC on November 2, 2009.

Exhibit (10)(v)	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form 10-Q filed with the SEC on November 2, 2009.

Exhibit (10)(vi)(a)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and W. Swope Montgomery, Jr., incorporated herein by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(b)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and Richard D. Callicutt II, incorporated herein by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vi)(c)	Endorsement Split Dollar Agreement dated December 31, 2005 between the Bank and David B. Spencer, incorporated herein by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on January 4, 2005.

Exhibit (10)(vii)	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated herein by reference to Exhibit (10)(vii) of Form 10-K filed with the SEC on March 31, 2005.

Exhibit 10(x)	Separation and Non-Competition Agreement dated June 16, 2008 by and among BNC Bancorp, Bank of North Carolina and Ralph N. Strayhorn III, incorporated by reference herein to Exhibit 10(x) to the Form 10-K filed with the SEC on March 17, 2009.

Exhibit 10(xi)	Policy document for Performance Compensation for Stakeholders, incorporated by reference to Exhibit 10(xi) to the form 10-Q filed with the SEC on November 2, 2009.

Exhibit (11)	Statement regarding computation of per share earnings (included herein on Page F-15)

Exhibit (12)	Statement regarding computation of ratios

Exhibit (21)	Subsidiaries of the Registrant: incorporated by reference to ITEM 1. Business “Subsidiaries”

Exhibit (23i)	Consent of Cherry, Bekaert & Holland, L.L.P.

Exhibit (31)(i)	Rule 13a-14(a)\15d-14(a) Certifications

Exhibit 31(ii)	Rule 13a-14(a)\15d-14(a) Certifications

Exhibit (32)	Section 1350 Certification

Exhibit 99.1	TARP Certificate by Chief Executive Officer

Exhibit 99.2	TARP Certificate by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNC BANCORP

	By:	/S/ W. SWOPE MONTGOMERY, JR.
W. Swope Montgomery, Jr.
Date: March 30, 2010		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ W. SWOPE MONTGOMERY, JR. W. Swope Montgomery, Jr.	President, Chief Executive Officer and Director	March 30, 2010

/S/ DAVID B. SPENCER David B. Spencer	Executive Vice President, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2010

/S/ RICHARD D. CALLICUTT, II Richard D. Callicutt, II	Executive Vice President, Chief Operating Officer, and Director	March 30, 2010

/S/ LENIN J. PETERS, M.D. Lenin J. Peters, M.D.	Director	March 30, 2010

/S/ THOMAS R. SMITH, CPA Thomas R. Smith, CPA	Director	March 30, 2010

/S/ COLON E. STARRETT Colon E. Starrett	Director	March 30, 2010

/S/ W. GROOME FULTON, JR. W. Groome Fulton, Jr.	Director	March 30, 2010

/S/ LARRY L. CALLAHAN Larry L. Callahan	Director	March 30, 2010

/S/ JOSEPH M. COLTRANE, JR. Joseph M. Coltrane, Jr.	Director	March 30, 2010

/S/ CHARLES T. HAGAN, III Charles T. Hagan, III	Director	March 30, 2010

/S/ RANDALL R. KAPLAN Randall R. Kaplan	Director	March 30, 2010

/S/ THOMAS R. SLOAN Thomas R. Sloan	Director	March 30, 2010

/S/ ROBERT A. TEAM Robert A. Team	Director	March 30, 2010

/S/ D. VANN WILLIFORD D. Vann Williford	Director	March 30, 2010

/S/ RICHARD F. WOOD Richard F. Wood	Director	March 30, 2010