Form 10-K/A
period 2009-12-31
BNC BANCORP
filed 2010-03-31
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT No. 1

TO

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to stockholders of BNC Bancorp for the year ended December 31, 2009 (“2009 Annual Report”), are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the original Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”) of BNC Bancorp (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010. The Company is filing this amendment solely to correct inadvertent errors on the Signature Page. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except for the Signature Page, no other revisions are being made in the Company’s 2009 Form 10-K.

This Form 10-K/A does not reflect events occurring after the filing of the Company’s 2009 Form 10-K on March 30, 2010, and no attempt has been made in the Form 10-K/A to modify or update other disclosures as presented in the 2009 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the 2009 Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNC BANCORP

	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
Date: March 31, 2010		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. Swope Montgomery, Jr.	President, Chief Executive Officer and Director	March 31, 2010
W. Swope Montgomery, Jr.

/s/ David B. Spencer David B. Spencer	Executive Vice President, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2010

/s/ Richard D. Callicutt II Richard D. Callicutt II	Executive Vice President, Chief Operating Officer, and Director	March 31, 2010

/s/ Lenin J. Peters, M.D.	Director	March 31, 2010
Lenin J. Peters, M.D.

/s/ Thomas R. Smith, CPA	Director	March 31, 2010
Thomas R. Smith, CPA

/s/ Larry L. Callahan	Director	March 31, 2010
Larry L. Callahan

/s/ Joseph M. Coltrane, Jr.	Director	March 31, 2010
Joseph M. Coltrane, Jr.

/s/ Charles T. Hagan III	Director	March 31, 2010
Charles T. Hagan III

/s/ Randall R. Kaplan	Director	March 31, 2010
Randall R. Kaplan

/s/ Thomas R. Sloan	Director	March 31, 2010
Thomas R. Sloan

/s/ Robert A. Team, Jr.	Director	March 31, 2010
Robert A. Team, Jr.

/s/ D. Vann Williford	Director	March 31, 2010
D. Vann Williford

/s/ Richard F. Wood	Director	March 31, 2010
Richard F. Wood

3