Form 10-Q
period 2010-03-31
BNC BANCORP
filed 2010-05-14
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2010, the registrant had outstanding 7,341,901 shares of Common Stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009*
	(Amounts in thousands, except per share data)
Assets
Cash and due from banks	$5,490	$4,129
Interest-earning deposits in other banks	29,755	44,044
Investment securities available for sale, at fair value	353,937	360,506
Investment securities held to maturity, at amortized cost	6,000	6,000
Federal Home Loan Bank stock, at cost	6,160	6,160
Loans held for sale	1,237	2,766
Loans	1,088,620	1,079,179
Less allowance for loan losses	(17,395)	(17,309)

Net loans	1,071,225	1,061,870
Accrued interest receivable	7,536	8,178
Premises and equipment, net	27,534	27,703
Investment in bank-owned life insurance	27,847	27,593
Goodwill	26,129	26,129
Other assets	65,720	59,107

Total assets	$1,628,570	$1,634,185

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$64,983	$66,801
Interest-bearing demand	586,378	565,972
Savings	12,635	12,357
Time deposits of $100,000 and greater	418,334	472,368
Other time	268,901	232,380

Total deposits	1,351,231	1,349,878
Short-term borrowings	48,206	50,283
Long-term debt	97,713	100,713
Accrued expenses and other liabilities	7,609	7,105

Total liabilities	1,504,759	1,507,979

Shareholders’ Equity:
Preferred stock, no par value, authorized 20,000,000 shares; 31,260 shares issued and outstanding at March 31, 2010 and December 31, 2009	31,260	31,260
Discount on preferred stock	(1,844)	(1,956)
Common stock, no par value; authorized 80,000,000 shares; 7,341,901 shares issued and outstanding at March 31, 2010 and December 31, 2009	70,416	70,376
Common stock warrants	2,412	2,412
Retained earnings	19,528	19,009
Stock in directors rabbi trust	(1,298)	(1,388)
Directors deferred fees obligation	1,298	1,388
Accumulated other comprehensive income	2,039	5,105

Total shareholders’ equity	123,811	126,206

Total liabilities and shareholders’ equity	$1,628,570	$1,634,185

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except share and per share data)
Interest income:
Interest and fees on loans	$14,873	$13,971
Investment securities:
Taxable	2,126	3,755
Tax-exempt	2,247	1,725
Interest on interest-earning balances	25	90
Other interest income	1	—

Total interest income	19,272	19,541

Interest expense:
Interest on demand deposits	1,619	1,102
Interest on savings deposits	3	3
Interest on time deposits of $100,000 and greater	3,602	5,925
Interest on other time deposits	1,490	973
Interest on short-term borrowings	302	55
Interest on long-term debt	712	1,068

Total interest expense	7,728	9,126

Net interest income	11,544	10,415
Provision for loan losses	2,946	3,000

Net interest income after provision for loan losses	8,598	7,415

Non-interest income:
Mortgage fees	257	192
Service charges	655	652
Earnings on bank-owned life insurance	246	228
Gain on investment securities available for sale	17	—
Other	187	146

Total non-interest income	1,362	1,218

Non-interest expense:
Salaries and employee benefits	4,806	4,134
Occupancy	519	572
Furniture and equipment	372	304
Data processing and supply	411	269
Advertising and business development	289	235
Insurance, professional and other services	641	654
FDIC insurance assessments	600	210
Loan, foreclosure and collection	500	314
Other	749	694

Total non-interest expense	8,887	7,386

Income before income tax expense (benefit)	1,073	1,247
Income tax expense (benefit)	(316)	(120)

Net income	1,389	1,367
Less preferred stock dividends and discount accretion	503	491

Net income available to common shareholders	$886	$876

Basic earnings per common share	$0.12	$0.12

Diluted earnings per common share	$0.12	$0.12

Weighted average common shares outstanding - basic	7,341,901	7,338,860

Weighted average common shares outstanding - diluted	7,363,065	7,343,529

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Net income	$1,389	$1,367

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains	180	5,240
Tax effect	(70)	(2,020)
Reclassification of gains recognized in net income	(17)	—
Tax effect	7	—

Net of tax amount	100	3,220

Cash flow hedging activities:
Unrealized holding losses	(5,193)	(10,970)
Tax effect	2,002	4,229
Reclassification of losses recognized in net income	41	—
Tax effect	(16)	—

Net of tax amount	(3,166)	(6,741)

Total other comprehensive income (loss), net of tax	(3,066)	(3,521)

Comprehensive income (loss)	$(1,677)	$(2,154)

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Common stock warrants	Preferred stock	Discount on preferred stock	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2009	7,341,901	$70,376	$2,412	$31,260	$(1,956)	$19,009	$(1,388)	$1,388	$5,105	$126,206
Net income	—	—	—	—	—	1,389	—	—	—	1,389
Directors deferred fees	—	—	—	—	—	—	90	(90)	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(3,066)	(3,066)
Stock based compensation	—	40	—	—	—	—	—	—	—	40
Preferred stock dividends	—	—	—	—	112	(503)	—	—	—	(391)
Cash dividends of $.05 per common share	—	—	—	—	—	(367)	—	—	—	(367)

Balance, March 31, 2010	7,341,901	$70,416	$2,412	$31,260	$(1,844)	$19,528	$(1,298)	$1,298	$2,039	$123,811

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Operating activities
Net income	$1,389	$1,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405	384
Amortization of premiums and discounts, net	200	20
Amortization of core deposit intangible	61	62
Stock-based compensation	40	—
Deferred compensation	170	140
Provision for loan losses	2,946	3,000
Earnings on bank-owned life insurance	(246)	(228)
Gain on investment securities available for sale	(17)	—
Loss on sales of foreclosed assets	50	—
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	1,529	(2,449)
(Increase) decrease in accrued interest receivable	642	(354)
Increase in other assets	(3,868)	(321)
Increase in accrued expenses and other liabilities	297	1,291

Net cash provided by operating activities	3,598	2,912

Investing activities
Purchases of investment securities available for sale	(11,262)	(40,861)
Proceeds from sales of investment securities available for sale	6,601	—
Proceeds from maturities of investment securities available for sale	11,291	7,851
Redemption of Federal Home Loan Bank stock	—	7,284
Investment in bank-owned life insurance	(8)	(13)
Net increase in loans	(19,234)	(5,609)
Purchase of premises and equipment	(247)	(827)
Proceeds from disposal of premises and equipment	14	—
Investment in foreclosed assets	(240)	—
Proceeds from sales of foreclosed assets	1,041	667

Net cash used by investing activities	(12,044)	(31,508)

Financing activities
Net increase in deposits	1,353	140,587
Net decrease in short-term borrowings	(5,077)	(132,089)
Proceeds from exercise of stock options	—	27
Purchase and retirement of common shares	—	(144)
Cash dividends paid	(758)	(672)

Net cash provided (used) by financing activities	(4,482)	7,709

Net decrease in cash and cash equivalents	(12,928)	(20,887)
Cash and cash equivalents, beginning of period	48,173	36,770

Cash and cash equivalents, end of period	$35,245	$15,883

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This quarterly report should be read in conjunction with the Annual Report.

NOTE 2 - COMMITMENTS

At March 31, 2010, loan commitments were as follows (in thousands):

Commitments to extend credit	$39,757
Undisbursed lines of credit	115,137
Letters of credit	13,504
Commitments to sell loans held for sale	1,237

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common shares during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock awards and the warrant under the United States Treasury’s Capital Purchase Program. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive.

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding - basic	7,341,901	7,338,860
Effects of dilutive stock options and restricted stock	21,164	4,669

Weighted average common shares outstanding - diluted	7,363,065	7,343,529

For the three months ended March 31, 2010, there were 201,598 common stock options and 543,337 outstanding common stock warrants associated with the United States Treasury’ Capital Purchase Program that were anti-dilutive because the exercise price exceeded the average share value for the period.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 4 - SHARE-BASED COMPENSATION

The Company maintains share-based compensation plans for directors and key employees. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note K to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Stock Option Awards. A summary of option activity under the stock option plans as of March 31, 2010 and changes during the three months ended March 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding December 31, 2009	266,720	$9.62
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding March 31, 2010	266,720	9.62	4.3 years	$109

Exercisable March 31, 2010	249,903	9.77	4.0 years	$104

Share options expected to vest	16,817	7.42	9.3 years	$5

As of March 31, 2010, there was $30,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.77 years. The total intrinsic value of options exercised during the three months ended March 31, 2009 was $5,000. There were no stock options exercised during the three months ended March 31, 2010.

Restricted Stock Awards. A summary of the status of the Company’s non-vested stock awards as of March 31, 2010 and changes during the three months ended March 31, 2010 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested – January 1, 2010	50,269	$7.03
Granted	—	—
Exercised	—	—
Forfeited	—	—

Non-vested March 31, 2010	50,269	$7.03

As of March 31, 2010, there was $288,000 of total unrecognized compensation cost related to non-vested stock awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.67 years. For the three months ended March 31, 2010 and 2009, there was no vesting of stock awards.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 5 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of March 31, 2010 and December 31, 2009 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
March 31, 2010
Available for sale:
State and municipals	$190,602	$4,503	$1,881	$193,224
Mortgage-backed	152,258	8,408	—	160,666
Other	47	—	—	47

	$342,907	$12,911	$1,881	$353,937

Held to maturity:
Corporate bonds	$6,000	$—	$600	$5,400

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
December 31, 2009
Available for sale:
State and municipals	$186,526	$4,328	$2,261	$188,593
Mortgage-backed	163,067	8,799	—	171,866
Other	47	—	—	47

	$349,640	$13,127	$2,261	$360,506

Held to maturity:
Corporate bonds	$6,000	$—	$640	$5,360

For the three months ended March 31, 2010, proceeds from the sales of investment securities available for sale were $6.6 million, with gains on sales in the amount of $17,000. For the three months ended March 31, 2009, there were no sales of investment securities available for sale.

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. The Company has the ability and intent to hold investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities.

BNC BANCORP

Notes to Consolidated Financial Statements

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Available for sale:
State and municipals	$36,829	$536	$24,477	$1,345	$61,306	$1,881

Held to maturity:
Corporate bonds	$—	$—	$5,400	$600	$5,400	$600

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Available for sale:
State and municipals	$37,336	$714	$25,544	$1,547	$62,880	$2,261

Held to maturity:
Corporate bonds	$—	$—	$5,360	$640	$5,360	$640

At March 31, 2010, the unrealized losses relate to 72 state and municipal securities and 2 corporate bonds. Of those, 27 of the state and municipal securities and 2 corporate bonds had continuous unrealized losses for more than 12 months. At December 31, 2009, the unrealized losses relate to 75 state and municipal securities and 2 corporate bonds. Of those, 28 of the state and municipal securities had continuous unrealized losses for more than twelve months. The deterioration in value is attributable to changes in market interest rates and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is management’s intent and ability to hold these securities until maturity, none of the securities are deemed to be other than temporarily impaired.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 6 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of the loan portfolio at the periods presented:

	March 31, 2010	December 31, 2009
	(Amounts in thousands)
Commercial (secured by real estate)	$461,656	$449,528
Commercial construction	181,778	183,509
Commercial and industrial	111,251	113,670

Total commercial	754,685	746,707
Residential construction	44,690	50,156
Residential mortgage	265,942	257,445
Leases	11,442	12,216
Loans to individuals	11,861	12,655

Total loans	$1,088,620	$1,079,179

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Balance at beginning of period	$17,309	$13,210
Provision charged to operations	2,946	3,000
Loans charged-off:
Commercial (secured by real estate)	1,245	31
Commercial construction	419	1,131
Commercial and industrial	410	117
Residential construction	395	328
Residential mortgage	283	167
Loans to individuals	124	15

Total loans charged-off	2,876	1,789

Recoveries of loans:
Commercial and industrial	—	35
Residential construction	5	27
Residential mortgage	11	3
Loans to individuals	—	18

Total recoveries	16	83

Net charge-offs (recoveries)	2,860	1,706

Balance at end of period	$17,395	$14,504

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. At March 31, 2010, the recorded investment in loans considered impaired totaled $17.2 million. Of such loans, $10.1 million had valuation allowances aggregating $2.3 million. At December 31, 2009, the recorded investment in loans considered impaired totaled $22.9 million, of which $11.3 million of loans had corresponding valuation allowances of $2.1 million.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 7 - DERIVATIVE INSTRUMENTS

The Company utilizes derivative financial instruments primarily to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

The Company accounts for derivative instruments in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, as amended, which defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the cash flow of the hedge items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company will discontinue hedge accounting prospectively.

During 2005 and 2006, the Company entered into cash flow hedges with notional amounts aggregating $25 million and $30 million, respectively, to fix the interest rate received on certain variable rate loans at a combined weighted average rate of 7.85%. The aggregate fair value of these derivatives of $2.1 million is included in other assets in the accompanying consolidated balance sheet at March 31, 2010. The change in fair value of these derivatives was a decrease of $511,000 for the three months ended March 31, 2010 and is included in other comprehensive income. During the three months ended March 31, 2010, no hedge ineffectiveness was recognized on these loan cash flow hedges.

During 2009, the Company entered into a five-year interest rate cap contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. The objective of this cash flow hedge relationship is to offset the effect of interest rate changes, whenever funding rates are higher than the interest rate cap’s strike price. The fair value of this derivative at March 31, 2010 was an asset of $15.7 million, which is included in other assets in the accompanying consolidated balance sheet. The change in fair value of this derivative was a decrease of $4.7 million for the three months ended March 31, 2010 and is included in other comprehensive income. In addition, ineffectiveness related to this hedge that arose during the three months ended March 31, 2010, amounted to $41,000, and is included in interest expense on demand deposits in the accompanying consolidated statement of income.

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

BNC BANCORP

Notes to Consolidated Financial Statements

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments, as well as their classification on the balance sheet as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Balance Sheet location	Estimated fair value	Balance Sheet location	Estimated fair value
	(Amounts in thousands)
Interest rate swaps	Other assets	$2,051	Other assets	$2,561
Interest rate cap	Other assets	15,654	Other assets	20,336

Total derivatives		$17,705		$22,897

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and identified intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by a valuation model. The last test for goodwill impairment, conducted as of December 31, 2009, concluded that there was no goodwill impairment. No impairment charges were recognized as of March 31, 2010. The carrying amount of goodwill and other intangible assets as of March 31, 2010 was $26.1 million and $1.5 million, respectively.

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

The following methods and assumptions were used to estimate the fair value of financial instruments. For cash and cash equivalents, Federal Home Loan Bank stock, loans held for sale, variable-rate loans, accrued interest receivable and payable, demand deposits and savings, and short-term borrowings, the carrying amount is estimated to be fair value. For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair values for fixed-rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. The fair value of bank-owned life insurance is based on the cash surrender value, as determined by the insurer. Fair values for deposits with a stated maturity date (time deposits) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits. The fair value of long-term debt is determined utilizing the current market for like-kind instruments of a similar maturity and structure. Fair values for derivative agreements are based upon the amounts required to settle the contracts. The fair value of financial instruments with off-balance sheet risk is not considered to be material, so they are not included in the following table.

BNC BANCORP

Notes to Consolidated Financial Statements

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$35,245	$35,245	$48,173	$48,173
Investment securities available for sale	353,937	353,937	360,506	360,506
Investment securities held to maturity	6,000	6,000	6,000	5,360
Federal Home Loan Bank stock	6,160	6,160	6,160	6,160
Loans held for sale	1,237	1,237	2,766	2,766
Loans receivable, net	1,071,225	1,076,217	1,061,870	1,066,819
Accrued interest receivable	7,536	7,536	8,178	8,178
Investment in bank-owned life insurance	27,847	27,847	27,593	27,593
Financial liabilities:
Demand deposits and savings	$663,996	$663,996	$645,130	$645,130
Time deposits	687,235	700,723	704,748	718,580
Short-term borrowings	48,206	48,206	50,283	50,283
Long-term debt	97,713	87,276	100,713	89,793
Accrued interest payable	1,476	1,476	1,402	1,402
On-balance sheet derivative financial instruments:
Derivative agreements – asset (liability):
Interest rate swap agreements	$2,051	$2,051	$2,561	$2,561
Interest rate cap agreement	15,654	15,654	20,336	20,336

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

BNC BANCORP

Notes to Consolidated Financial Statements

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	Assets (Liabilities) Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(Amounts in thousands)
At March 31, 2010
Available-for-sale securities	$353,937	$—	$353,937	$—
Interest rate swaps	2,051	—	2,051	—
Interest rate cap	15,654	—	15,654	—
At March 31, 2009:
Available-for-sale securities	$454,768	$—	$454,768	$—
Interest rate swaps	4,198	—	4,198	—
Interest rate swap	(10,568)		(10,568)	—

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Assets (Liabilities) Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(Amounts in thousands)
At March 31, 2010
Loans held for sale	$1,237	$—	$1,237	$—
Impaired loans	14,918	—	—	14,918
Other real estate owned	20,326	—	—	20,326
At March 31, 2009:
Loans held for sale	$3,009	$—	$3,009	$—
Impaired loans	26,142	—	—	26,142
Other real estate owned	9,837	—	—	9,837

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement (“ASU No. 2010-06”). ASU No. 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require that: (1) a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) a reporting entity present separately information about

BNC BANCORP

Notes to Consolidated Financial Statements

purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, ASU 2010-06 clarifies the requirements for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 during the quarter ended March 31, 2010 had no effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 removes some contradictions between the requirements of GAAP and the filing rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and the Company does not expect that it will have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18”). ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company is evaluating ASU No. 2010-18, but does not expect that it will have a significant impact on its consolidated financial statements.

NOTE 11 - SUBSEQUENT EVENTS – ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

Effective April 9, 2010, the Bank acquired certain assets and liabilities of Beach First National Bank, a national banking association organized under the laws of the United States and headquartered in Myrtle Beach, South Carolina (“Beach First”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for Beach First (the “Acquisition”), pursuant to a purchase and assumption agreement dated April 9, 2010 (the “Agreement”).

Under the terms of the Agreement, the Bank acquired approximately $614 million in assets, including approximately $488 million in loans. The Bank also assumed approximately $557 million in liabilities, including approximately $499 million in customer deposits. The deposits were acquired without a premium. The Bank also received an initial cash payment from the FDIC, based on a negative premium on assets and the differential between the estimated fair value of liabilities assumed and assets purchased which amounted to $13.3 million on April 12, 2010.

In connection with the Acquisition, The Bank entered into loss sharing agreements with the FDIC that collectively cover approximately $24 million of single family residential mortgage loans, approximately $9 million of other real estate owned, approximately $368 million of commercial real estate loans and approximately $96 million of construction loans, other commercial loans and other commercial assets (referred to collectively as “Covered Assets”).

BNC BANCORP

Notes to Consolidated Financial Statements

Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse the Bank for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC will reimburse the Bank for 80% of losses on the Covered Assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank under the loss sharing agreements. The loss sharing agreement applicable to single family residential mortgage loans provides for FDIC loss sharing and the Bank reimbursement to the FDIC, in each case as described above, for ten years. The loss sharing agreement applicable to commercial loans and securities provides for FDIC loss sharing for five years and the Bank reimbursement to the FDIC for eight years, in each case as described above.

In addition, on June 14, 2020 (the “True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (i) 20% of the Intrinsic Loss Amount of $136 million less (ii) the sum of (A) 25% of the asset premium (discount), plus (B) 25% of the cumulative shared loss payments (defined as the aggregate of all loss sharing payments made by the FDIC to the Bank under the loss sharing agreements minus the aggregate of all reimbursement payments made by the Bank to the FDIC under the loss sharing agreements), plus (C) the period servicing amounts for any 12-month period prior to and ending on the True-Up Measurement Date (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets (other than shared loss securities) at the beginning of the period, times 1%.

The terms of the Agreement provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to liabilities and assets of Beach First or any of its affiliates not assumed or otherwise purchased by the Bank, with respect to claims made by shareholders of Beach First National Bancshares, Inc., the holding company for Beach First, and with respect to claims based on any action by Beach First’s directors, officers, and other employees.

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

BNC Bancorp (“the Company”) is a bank holding company for Bank of North Carolina (the “Bank”), a wholly owned subsidiary. The Company also maintains four wholly-owned special-purpose subsidiary trusts that issue trust preferred securities. The information in the consolidated financial statements relates primarily to the Bank. The Bank has three subsidiaries: BNC Credit Corp. which serves as the Bank’s trustee on deeds of trust and Sterling Real Estate Holdings, LLC and Sterling Real Estate Development of North Carolina, LLC , which hold and dispose of the Bank’s real estate owned.

The Company is subject to the rules and regulations of the Board of Governors of the Federal Reserve System. The Bank is operating under the banking laws of North Carolina, and is subject to the rules and regulations of the North Carolina Commissioner of Banks and Federal Deposit Insurance Corporation (“FDIC”). Accordingly, the Company and the Bank are examined periodically by those regulatory authorities.

The Bank provides a wide range of banking services tailored to the particular banking needs of the communities it serves in North Carolina. It is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from the Bank’s lines of credit, to make primarily consumer and commercial loans. The Bank has pursued a strategy that emphasizes its local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, the Bank makes business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; commercial real estate loans. The Bank also makes residential mortgage loans. The Bank also offers a wide range of banking services, including checking and savings accounts, commercial, installment and personal loans, safe deposit boxes, and other associated services. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in Cabarrus, Davidson, Forsyth, Guilford, Iredell, Randolph and Rowan Counties in North Carolina.

Executive Summary

In the first three months of 2010, with the impact of the economic slowdown ongoing, management has continued to focus on managing credit quality, maintaining adequate liquidity sources and managing capital of the Company. As always, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

Our net income for the first quarter of 2010 was $1.39 million compared to $1.37 million for the first quarter of 2009. Net income available to common shareholders for the first quarter of 2010 totaled $886,000, or $0.12 per diluted common share, as compared to $876,000, or $0.12 per diluted common share, for the first quarter of 2009. Preferred stock dividends and accretion of the discount on our preferred stock reduced net income by $503,000 ($0.07 per diluted common share) and $491,000 ($0.07 per diluted common share) for the first quarter of 2010 and 2009, respectively.

Managing Credit Quality

Senior management continues to work closely with credit administration, third-party credit review specialists, and our lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy. When a problem is identified, management remains diligent in assessing the situation, moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with the Bank to achieve an acceptable resolution of the credit. Weaknesses in residential and commercial development and high unemployment levels in our market areas resulted in higher charge-offs during the current quarter. Net charge-offs for the first quarter of 2010 totaled $2.9 million, up $1.2 million compared to the first quarter of 2009. Of the $2.9 million in net charge-offs, $1.2 million was related to commercial loans secured by real estate. Our nonaccrual loans at March 31, 2010 totaled $12.5 million, a decrease of $6.2 million when compared to nonaccrual loans at December 31, 2009, and an increase of $5.0 million when compared to the same prior year period. Total loans more than 30 days past due at March 31, 2010 totaled $3.0 million, a decrease of over $7 million when compared to loans more than 30 days past due at December 31, 2009, and a decrease of $300,000 when compared to the same prior year period. In addition, our non-performing assets to total assets ratio remained stable at 2.04% at the end of the first quarter, compared to the end of the fourth quarter 2009, and an increase from the 1.12% reported at the end of the first quarter 2009. If the economic slowdown continues, we will most likely continue to maintain or experience a rise in the level of non-performing assets as we address each situation on a case-by-case basis. When faced with possible loss situations, management may determine it is in the shareholders’ best long-term interest to work with the borrower or oversee a viable project through to completion.

Liquidity Sources

Management has continued to focus on providing additional liquidity sources, both on-balance sheet and off. At March 31, 2010, total liquid assets, which include cash and cash equivalents and investment securities available for sale, amounted to $389.2 million, or 23.9% of total assets. Because of the uncertainty in the capital and funding markets currently, we are maintaining an unusually high position of liquidity. During the first quarter of 2009, management negotiated an unsecured $250 million money market funding arrangement which allowed us to pay down borrowings at the Federal Home Loan Bank (“FHLB”) that required over $270 million of our investment portfolio to be pledged as collateral. This collateral is now unencumbered, and available to meet certain unforeseen liquidity demands that may arise.

In addition, management continues to build off-balance sheet sources of liquidity. Supplementing customer deposits as a source of funding, the Company has the ability to borrow over $300 million, in aggregate, from the FHLB and the Federal Reserve Discount Window. This borrowing capacity has been secured by both investment securities and qualifying loans. Additionally, we have access to over $150 million from unsecured lines of credits and from Promontory Interfinancial Network weekly funds auctions. We believe that the combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near future.

Managing Capital

The Company had a total risk-based capital ratio of 11.48% and 11.60% at March 31, 2010 and December 31, 2009, respectively, well above the minimum 10% requirement to be classified as well-capitalized. The Company was able to bolster its capital levels through its participation in the United States Treasury’s Capital Purchase Program (“CPP”) in the fourth quarter of 2008. The Company continues to maintain its regulatory capital levels with reported net income available to common shareholders in the amount of $886,000 and $1.3 million for the first quarter of 2010 and fourth quarter of 2009, respectively. These positive increases continue to support our capital ratios above the well-capitalized thresholds.

Despite healthy capital levels, with significant uncertainty surrounding the depth or the length of the current economic slowdown, management continues to be diligent in its efforts to maintain healthy levels of excess capital above minimum requirements. While many companies within the banking industry have cut or eliminated their cash dividends on common stock, the Company has chosen to retain its quarterly cash dividend at fair and reasonable levels. If a prolonged economic downturn results in capital utilization above acceptable levels, the Board of Directors of the Company may suspend the common stock cash dividends.

Results of Operations for the

Three Months Ended March 31, 2010 and 2009

Net Income. The Company reported net income of $1.4 million and net income available to common shareholders of $886,000, or $0.12 per diluted share for the first quarter of 2010, as compared with net income of $1.37 million and net income available to common shareholders of $876,000, or $0.12 per diluted share for the same quarter of 2009. Net interest income for the first quarter of 2010 increased to $11.5 million, an increase of $1.1 million, or 10.8%, and non-interest income increased by $144,000. These increases in income were offset by the $1.5 million increase in non-interest expenses.

The Company experienced moderate growth, with total assets averaging $1.65 billion during the first quarter of 2010 as compared to $1.59 billion in the prior year quarter, an increase of $51.6 million, or 3.2%. Average interest-earning assets and average other assets increased by $13.5 million and $38.1 million, respectively. The increase in average other assets is primarily related to increases in other real estate owned, the December 2009 prepayment of the FDIC insurance assessment and the mid 2009 purchase of a $250 million interest rate cap.

Net Interest Income. Net interest income for the first quarter of 2010 increased by $1.1 million, or 10.8%, to $11.5 million when compared to the first quarter of 2009. Net interest income on a fully taxable equivalent basis was $12.8 million for the first quarter of 2010, compared to $11.4 million for the first quarter of 2009. The increase in net interest income in the first quarter 2010 is primarily due to the 46 basis point decrease in funding costs for interest-bearing liabilities when compared to the same prior year quarter. The first quarter of 2010 net interest margin on a fully taxable equivalent basis was 3.47%, compared to 3.11% for the first quarter of 2009, primarily due to the decreased funding costs from period to period.

Total interest income remained relatively stable for the first quarter of 2010 when compared to the prior year quarter. The average tax equivalent yield on total interest-earning assets for the current quarter was 5.56%, a 4 basis point decrease from the 5.60% in the first quarter of 2009 that primarily reflects the downward trend in interest rates from period to period. Partially offsetting this decline were increases in interest-earning assets of $13.5 million. During the first quarter of 2010, average loans and average interest-earning balances increased by $93.5 million and $19.2 million, respectively, when compared to the prior year quarter, with investment securities funding much of the growth. The average balance for investment securities during the first quarter of 2010 decreased $95.6 million when compared to the prior year quarter.

Average total interest-bearing liabilities increased by $36.5 million, or 2.6%, slightly greater than the increase of less than 1% in interest-earning assets. The average cost of total interest-bearing liabilities decreased by 46 basis points from 2.63% to 2.17%, as short-term rates on deposits trended downward. For the first quarter of 2010, the Company’s tax equivalent net interest rate spread was 3.38% and the tax equivalent net interest margin was 3.47%. For the first quarter of 2009, the Company’s tax equivalent net interest spread was 2.97% and the tax equivalent net interest margin was 3.11%.

The following table presents the average balances of assets, liabilities and shareholders’ equity, interest income and expense, and average yields and rates by asset and liability component for the periods indicated:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans and leases, net	$1,086,780	$14,873	5.55%	$993,306	$13,971	5.70%
Investment securities*	353,238	5,637	6.47%	448,808	6,450	5.83%
Interest-earning balances	52,103	26	0.20%	32,879	90	1.11%
Other	6,160	—	0.00%	9,761	—	0.00%

Total interest-earning assets	1,498,281	20,536	5.56%	1,484,754	20,511	5.60%

Other assets	147,637			109,577

Total assets	$1,645,918			$1,594,331

Interest-bearing liabilities:
Deposits:
Demand deposits	$574,964	1,619	1.14%	$309,944	1,102	1.44%
Savings deposits	12,276	3	0.10%	10,986	3	0.11%
Time deposits	708,332	5,092	2.92%	861,504	6,898	3.25%
Borrowings	145,919	1,014	2.82%	222,520	1,123	2.05%

Total interest-bearing liabilities	1,441,491	7,728	2.17%	1,404,954	9,126	2.63%

Non-interest-bearing deposits	66,918			63,362
Other liabilities	10,736			6,228
Shareholders’ equity	126,773			119,787

Total liabilities and shareholders’ equity	$1,645,918			$1,594,331

Net interest income and interest rate spread*		$12,808	3.38%		$11,385	2.97%

Net interest margin*			3.47%			3.11%

*

Yields on tax-exempt investments have been adjusted to a fully taxable equivalent basis. The taxable equivalent adjustment was $1.3 million and $970,000 for the three months ended March 31, 2010 and 2009, respectively.

Provision for Loan Losses. The provision for loan losses for the first quarter of 2010 was $2.9 million, representing a decrease of $54,000, from the $3.0 million charged to the provision for the first quarter of 2009. Net loan charge-offs for the first quarter of 2010 were $2.9 million, as compared with net loan charge-offs of $1.7 million for the first quarter of 2009. Expressed as an annualized percentage of average loans outstanding, net charge-offs were 1.07% for the first quarter of 2010, compared to 0.70% for the same prior year quarter. The level of non-performing assets at March 31, 2010 amounted to $33.2 million, representing 2.04% of total assets compared to non-performing assets to total assets of 1.12% and 2.04% at March 31, 2009 and December 31, 2009, respectively. The level of our allowance expressed as a percentage of gross loans increased from 1.44% at March 31, 2009 to 1.60% at March 31, 2010.

Non-Interest Income. Non-interest income for the first quarter of 2010 increased $144,000, or 11.8%, to $1.4 million from $1.2 million reported for the same prior year quarter. Increased mortgage production resulted in mortgage fee income increases of $65,000 for the first quarter of 2010. In addition, the other non-interest income components had increases of $195,000, which was partially offset by declines in investment brokerage fees in the amount of $116,000. Included in the increases of non-interest income were gains on sales of investment securities in the amount of $17,000.

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

Non-interest expenses for the first quarter of 2010 were $8.9 million, up $1.5 million, or 20.3%, from $7.4 million for the same prior year quarter. Salaries and employee benefits increased $672,000, attributable to the development of a treasury and support team for core deposit generation, the expansion of the retail banking team including several strategic hires of seasoned bankers, opening of a new bank branch office and the formation of a special assets team. FDIC assessments increased $390,000 as a result of increased annual assessment fees imposed by the FDIC. Data processing and supply and furniture and equipment expense categories increased by $142,000 and $68,000, respectively, largely from the opening of a new branch office and overall growth of the Company during this quarter. Loan, foreclosure and collection expenses increased by $186,000, largely due to increased costs associated with activity resulting from foreclosures, other real estate owned expenditures and loss on sales of other real estate owned properties.

Income Taxes. The Company generates significant amounts of non-taxable income from tax exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes significantly affects our effective tax rate. For the first quarter of 2010, non-taxable income exceeded income before taxes, resulting in a reduction of total income subject to income taxes for the period, therefore, the provision for income taxes reflects a tax benefit of $316,000, an increase of $196,000 from the tax benefit of $120,000 reported for the same prior year quarter.

Preferred stock dividend and accretion. For the three months ended March 31, 2010, dividends on preferred stock and accretion amounted to $503,000, of which the cash dividend payment was $391,000 and the accretion was $112,000. The preferred stock was issued to the United States Treasury in December 2008, in connection with our participation in the TARP Capital Purchase Program and the accretion of the fair value applied to the warrant for shares of common stock which were issued in conjunction with the issuance of the preferred stock. For the three months ended March 31, 2009, dividends on preferred stock and accretion amounted to $491,000, of which the cash dividend payment was $386,000 and the accretion was $105,000.

Financial Condition at March 31, 2010 and December 31, 2009

General. Total assets at March 31, 2010 were $1.63 billion, a decrease of $5.6 million when compared to amounts reported at December 31, 2009. At March 31, 2010, loans totaled $1.09 billion, an increase of $9.4 million when compared to the $1.08 billion outstanding at December 31, 2009. Deposits increased by $1.4 million, as a result of increases of $20.4 million and $36.5 million in interest-bearing demand balances and other time deposits, respectively, being offset by a $54.0 million decline in time deposits greater than $100,000. Borrowings also declined by $5.1 million during the three-month period. Total liquid assets, which include cash and cash equivalents and securities available for sale, ended the current three-month period at 23.9% of total assets, or $389.2 million, a $19.5 million decrease from the $408.7 million reported at December 31, 2009. As noted in the Executive Summary, management continues its focus on providing and maintaining liquid assets and liquidity sources at thresholds sufficient to meet funding requirements.

Loans. Loans increased by $9.4 million to $1.09 billion at March 31, 2010 from $1.08 billion at December 31, 2009. The increased volume in loans was partially offset by the transfer of loans to foreclosed assets. The mix and stratification within certain classifications of the Company’s loan portfolio has changed when compared to the loan portfolio composition at December 31, 2009. The Company’s construction, land, and acquisition & development (“A&D”) portfolios reduced from $234.9 million at December 31, 2009 to $227.4 million at March 31, 2010, representing a decrease of 3.2%. At March 31, 2010, the residential construction portfolios were reduced by 11.1% from year-end 2009 levels, including reducing the speculative 1-4 family construction loans to $27.1 million, down from $33.4 million at year end. Residential and commercial A&D exposure was reduced by $3.1 million during the first quarter. The Company will continue its efforts to divest A&D exposures as needed and deemed appropriate by management. The Company’s commercial real estate portfolio increased from $449.5 million at December 31, 2009 to $461.7 million at March 31, 2010, primarily from increases in the Company’s retail commercial real estate portfolios in the amount of $10.0 million.

Non-accrual loans were $12.5 million at March 31, 2010, an increase of $5.0 million from March 31, 2009 and a decrease of $6.2 million from December 31, 2009. The following is a summary of non-accrual loans at the periods presented:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Amounts in thousands)
Commercial (secured by real estate)	$4,378	$3,201	$1,303
Commercial construction	907	4,979	3,026
Commercial and industrial	4,036	5,055	172

Total commercial	9,321	13,235	4,501
Residential construction	1,117	2,191	2,207
Residential mortgage	2,096	3,257	853
Leases	8	19	17

Total non-accrual loans	$12,542	$18,702	$7,578

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

Allowance for loan losses. At March 31, 2010, the allowance for loan losses was $17.4 million compared with $17.3 million at December 31, 2009, an increase of $86,000. The increase in the allowance for loan losses for the first quarter of 2010 is primarily attributed to organic growth in the loan portfolio. The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with our loan portfolio. We recorded a provision for loan losses of $2.9 million for the first quarter of 2010, a decline in the provision of $54,000 when compared to the $3.0 million for the same prior year quarter. Adjustments to the allowance are necessary to fund the reserve at a level dictated by the Company’s reserving methodologies. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan losses. A detailed description of our methodology was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management believes the March 31, 2010 allowance level is adequate.

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

For the first quarter of 2010, net charge-offs increased $1.2 million to $2.9 million from $1.7 million reported for the same prior year quarter. The increase in net charge-offs was caused by the weakening local real estate markets from period to period. The first quarter of 2010 net charge-off activity was primarily related to the Company’s commercial non-owner occupied commercial portfolio, which had net charge-offs of $1.2 million during the quarter.

The following is selected financial information relating to loans, the loan loss allowance and loan loss provision:

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Net charge-offs to average loans (annualized)	1.07%	0.70%
Allowance for loan losses to total loans	1.60%	1.44%
Allowance for loan losses to nonperforming loans	139%	191%
Nonperforming loans to total loans	1.18%	0.79%

Non-performing assets. Non-performing assets were $33.2 million at March 31, 2010, a decrease of $162,000 from December 31, 2009 and an increase of $15.4 million from March 31, 2009. At March 31, 2010, other real estate owned increased to $20.3 million, an increase of $6.0 million from December 31, 2009. The majority of this increase was from foreclosures in the Company’s commercial construction loan portfolio. The other real estate owned increases were primarily from the foreclosure of certain previously reported non-accrual commercial construction real estate. Other real estate owned assets are carried at the lower of carrying value or fair value using current appraisals and/or valuations. The Company is actively marketing all of its other real estate owned properties.

Deposits. Deposits continue to be our primary funding source. At March 31, 2010, deposits totaled $1.35 billion, an increase of $1.4 million from year-end 2009. During the first quarter of 2010, there were opportunities to change the mix of several of the deposit categories. Interest-bearing demand deposits and other time deposits increased $20.4 million and $36.5 million, respectively, and wholesale time deposits of $100,000 or greater decreased $54.0 million during the first quarter of 2010. This change was due to the Company’s continued focus on core deposit growth.

Borrowings. While the Company continues to utilize borrowings to support balance sheet management and growth, during the first quarter of 2010 the Company repaid $5.1 million of short-term borrowings, decreasing from $50.3 million at December 31, 2009 to $45.2 million at March 31, 2010. In addition, during the first quarter of 2010 there were $3.0 million of FHLB term advances that were reclassified to short-term borrowings as they will mature within one year. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements. At March 31, 2010, long-term debt outstanding totaled $97.7 million, compared to $100.7 million outstanding at year-end 2009. Long-term debt consists of $66.0 million of FHLB advances, and $31.7 million of subordinated debt, of which $23.7 million have been issued through the Company’s trust subsidiaries.

Shareholders’ equity. Our capital position remains above all regulatory thresholds to be considered well capitalized. At March 31, 2010, our shareholders’ equity totaled $123.8 million, a decrease of $2.4 million from the December 31, 2009 balance. The primary changes in shareholders’ equity were an increase in net income for the three-month period in the amount of $1.4 million, a decrease in the unrealized gains on securities available for sale and cash flow hedging activities in the amount of $3.1 million, a decrease of $367,000 for cash dividends paid to common shareholders and the $391,000 payment of preferred stock dividends to the United States Treasury. At March 31, 2010, the Bank and the Company were considered to be “well capitalized” as such terms are defined in applicable regulations.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; investments available for sale; loan repayments; loan sales; deposits, both from our local markets and the wholesale markets; borrowings from the FHLB and Federal Reserve discount window; and borrowings from correspondent banks under unsecured overnight federal funds credit lines and secured lines of credit. In addition to interest rate-sensitive deposits, the Bank’s primary demand for liquidity is anticipated funding under credit commitments to customers.

Because of the uncertainty in the capital and funding markets currently, we are maintaining an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities available for sale relative to prior periods. Our liquidity position aggregated $389.2 million at March 31, 2010, compared to $408.7 million at December 31, 2009. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $192 million from the FHLB of Atlanta, with $69 million outstanding at March 31, 2010. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $183 million, with no outstanding balances. In addition to these liquidity sources, we have access to unsecured lines of credit for short-term liquidity needs, and the Promontory Interfinancial Network weekly funds auctions where we have another $150 million in availability. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At March 31, 2010, the Tier I risk-based capital ratio for the Bank was 10.91%, the total risk-based capital ratio was 12.81% and all other capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures. At March 31, 2010, the Company’s total risk-based capital ratio was 11.48%, thus classifying the Company as “well-capitalized” for regulatory purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

(b)

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

Exhibit (2)(i)

Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, receiver of Beach First National Bank, Myrtle Beach, South Carolina, Federal Deposit Insurance Corporation and Bank of North Carolina, dated effective as of April 9, 2010, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on April 15, 2010.

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 18, 2002.

Exhibit (3)(i)(a)	Articles of Amendment dated December 2, 2008, regarding the Series A Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on December 8, 2008.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 18, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g-3, filed with the SEC on December 18, 2002.

Exhibit (4)(i)	Form of Stock Certificate, regarding the Series A Preferred Stock incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on December 8, 2008.

Exhibit (4)(ii)	Warrant dated December 5, 2008, for the purchase of shares of Common Stock incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on December 8, 2008.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note 3).

Exhibit (31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: May 14, 2010	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit (2)(i)

Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, receiver of Beach First National Bank, Myrtle Beach, South Carolina, Federal Deposit Insurance Corporation and Bank of North Carolina, dated effective as of April 9, 2010, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on April 15, 2010.

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 18, 2002.

Exhibit (3)(i)(a)	Articles of Amendment dated December 2, 2008, regarding the Series A Preferred Stock incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on December 8, 2008.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Form 8-K - Rule 12g-3, filed with the SEC on December 18, 2002.

Exhibit (4)	Form of Stock Certificate, incorporated herein by reference to the Form 8-K - Rule 12g-3, filed with the SEC on December 18, 2002.

Exhibit (4)(i)	Form of Stock Certificate, regarding the Series A Preferred Stock incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on December 8, 2008.

Exhibit (4)(ii)	Warrant dated December 5, 2008, for the purchase of shares of Common Stock incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on December 8, 2008.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note 3).

Exhibit (31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.