Form 10-Q
period 2010-06-30
BNC BANCORP
filed 2010-08-13
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 12, 2010, the registrant had outstanding 9,038,668 shares of Common Stock, no par value.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009*
	(In thousands, except share data)

Assets
Cash and due from banks	$12,121	$4,129
Interest-earning deposits in other banks	76,944	44,044
Investment securities available for sale, at fair value	358,805	360,506
Investment securities held to maturity, at amortized cost	6,000	6,000
Federal Home Loan Bank stock, at cost	9,821	6,160
Loans held for sale	2,190	2,766
Loans:
Covered under loss share agreements	345,372	—
Not covered under loss share agreements	1,123,803	1,079,179
Less allowance for loan losses	(19,038)	(17,309)

Net loans	1,450,137	1,061,870
Premises and equipment, net	28,522	27,703
Other real estate owned	29,078	14,325
FDIC loss share receivable	87,826	—
Accrued interest receivable	10,038	8,178
Investment in bank-owned life insurance	28,081	27,593
Goodwill	26,129	26,129
Other assets	36,299	44,782

Total assets	$2,161,991	$1,634,185

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$104,328	$66,801
Interest-bearing demand	726,011	565,972
Savings	13,531	12,357
Time deposits	990,755	704,748

Total deposits	1,834,625	1,349,878
Short-term borrowings	41,154	50,283
Long-term debt	107,744	100,713
Accrued expenses and other liabilities	14,330	7,105

Total liabilities	1,997,853	1,507,979

Shareholders’ Equity:
Preferred stock, no par value, authorized 20,000,000 shares; Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 31,260 shares issued and outstanding, net of discount	29,527	29,304
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 1,804,566 shares issued and outstanding	17,194	—
Common stock, no par value; authorized 80,000,000 shares; 9,038,668 and 7,341,901 issued and outstanding, respectively	86,597	70,376
Common stock warrants	2,412	2,412
Retained earnings	30,391	19,009
Stock in directors rabbi trust	(1,324)	(1,388)
Directors deferred fees obligation	1,324	1,388
Accumulated other comprehensive income (loss)	(1,983)	5,105

Total shareholders’ equity	164,138	126,206

Total liabilities and shareholders’ equity	$2,161,991	$1,634,185

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)

Interest income:
Interest and fees on loans	$20,410	$14,216	$35,283	$28,187
Investment securities:
Taxable	2,074	3,525	4,200	7,280
Tax-exempt	2,294	2,016	4,541	3,741
Interest on interest-earning balances	51	91	76	181
Other interest income	—	—	1	—

Total interest income	24,829	19,848	44,101	39,389

Interest expense:
Interest on demand deposits and savings	2,349	1,369	3,971	2,474
Interest on time deposits	5,874	5,913	10,966	12,811
Interest on short-term borrowings	95	327	397	382
Interest on long-term debt	916	655	1,628	1,723

Total interest expense	9,234	8,264	16,962	17,390

Net interest income	15,595	11,584	27,139	21,999
Provision for loan losses	6,000	3,000	8,946	6,000

Net interest income after provision for loan losses	9,595	8,584	18,193	15,999

Non-interest income:
Mortgage fees	294	361	551	553
Service charges	761	695	1,416	1,347
Earnings on bank-owned life insurance	228	205	474	433
Gain (loss) on investment securities available for sale	587	(119)	604	(119)
Gain on acquisition	19,289	—	19,289	—
Other	539	68	726	214

Total non-interest income	21,698	1,210	23,060	2,428

Non-interest expense:
Salaries and employee benefits	6,280	4,247	11,086	8,381
Occupancy	879	559	1,398	1,131
Furniture and equipment	589	283	961	587
Data processing and supply	593	370	1,004	639
Advertising and business development	375	274	664	509
Insurance, professional and other services	1,558	706	2,199	1,641
FDIC insurance assessments	780	1,220	1,380	1,430
Loan, foreclosure and collection	1,170	226	1,670	540
Other	1,380	609	2,129	1,022

Total non-interest expense	13,604	8,494	22,491	15,880

Income before income tax expense (benefit)	17,689	1,300	18,762	2,547
Income tax expense (benefit)	5,956	(130)	5,640	(250)

Net income	11,733	1,430	13,122	2,797
Less preferred stock dividends and discount accretion	502	496	1,005	987

Net income available to common shareholders	$11,231	$934	$12,117	$1,810

Basic earnings per common share	$1.47	$0.13	$1.62	$0.25

Diluted earnings per common share	$1.45	$0.13	$1.61	$0.25

Weighted average common shares outstanding - basic	7,640,439	7,339,809	7,491,995	7,339,337

Weighted average common shares outstanding - diluted	7,726,109	7,345,069	7,531,473	7,344,314

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net income	$11,733	$1,430	$13,122	$2,797

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains	1,901	484	2,081	5,724
Tax effect	(732)	(186)	(802)	(2,206)
Reclassification of (gains) losses recognized in net income	(587)	119	(604)	119
Tax effect	226	(46)	233	(46)

Net of tax amount	808	371	908	3,591

Cash flow hedging activities:
Unrealized holding gains (losses)	(8,369)	7,729	(13,562)	(3,241)
Tax effect	3,226	(2,980)	5,228	1,249
Reclassification of losses recognized in net income	509	—	550	—
Tax effect	(196)	—	(212)	—

Net of tax amount	(4,830)	4,749	(7,996)	(1,992)

Total other comprehensive income (loss), net of tax	(4,022)	5,120	(7,088)	1,599

Comprehensive income	$7,711	$6,550	$6,034	$4,396

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

			Common stock warrants	Preferred stock Series A	Preferred stock Series B	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other com- prehensive income (loss)	Total

	Common stock
	Shares	Amount
				(Amounts in thousands, except share and per share data)

Balance, December 31, 2008	7,350,029	$70,433	$2,412	$28,878	$—	$15,557	$(1,233)	$1,233	$3,400	$120,680
Net income	—	—	—	—	—	2,797	—	—	—	2,797
Directors deferred fees	—	—	—	—	—	—	(120)	120	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1,599	1,599
Stock-based compensation	500	3	—	—	—	—	—	—	—	3
Common stock issued puruant to exercise of stock options	4,538	27	—	—	—		—	—	—	27
Repurchase of common shares	(15,066)	(144)	—	—	—	—	—	—	—	(144)
Preferred stock dividends	—	—	—	210	—	(987)	—	—	—	(777)
Cash dividends of $.05 per common share	—	—	—	—	—	(367)	—	—	—	(367)

Balance, June 30, 2009	7,340,001	$70,319	$2,412	$29,088	$—	$17,000	$(1,353)	$1,353	$4,999	$123,818

Balance, December 31, 2009	7,341,901	$70,376	$2,412	$29,304	$—	$19,009	$(1,388)	$1,388	$5,105	$126,206
Net income	—	—	—	—	—	13,122	—	—	—	13,122
Directors deferred fees	—	—	—	—	—	—	64	(64)	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(7,088)	(7,088)
Stock-based compensation	1,333	86	—	—	—	—	—	—	—	86
Common stock issued, net	1,695,434	16,135	—	—	—	—	—	—	—	16,135
Preferred stock issued, net	—	—	—	—	17,194	—	—	—	—	17,194
Preferred stock dividends	—	—	—	223	—	(1,005)	—	—	—	(782)
Cash dividends of $.05 per common share	—	—	—	—	—	(735)	—	—	—	(735)

Balance, June 30, 2010	9,038,668	$86,597	$2,412	$29,527	$17,194	$30,391	$(1,324)	$1,324	$(1,983)	$164,138

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Amounts in thousands)
Operating activities
Net income	$13,122	$2,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	942	991
Provision for loan losses	8,946	6,000
Amortization of securities premiums and discounts, net	146	86
Amortization of core deposit intangible	165	123
Accretion of fair value purchase accounting adjustments	(1,657)	—
Stock-based compensation	86	3
Deferred compensation	390	290
Earnings on bank-owned life insurance	(474)	(433)
Gain on acquisition	(19,289)	—
(Gain) loss on investment securities available for sale	(604)	119
Loss on sales of foreclosed assets	256	87
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	576	(975)
(Increase) decrease in accrued interest receivable	857	(1,152)
(Increase) decrease in other assets	2,957	(1,752)
Increase in accrued expenses and other liabilities	4,623	1,330
Other operating activities, net	34	—

Net cash provided by operating activities	11,076	7,514

Investing activities
Purchases of investment securities available for sale	(33,335)	(53,162)
Proceeds from sales of investment securities available for sale	69,452	—
Proceeds from maturities of investment securities available for sale	27,481	25,570
Redemption of Federal Home Loan Bank stock	—	7,284
Investment in bank-owned life insurance	(14)	(21)
Net increase in loans	(52,835)	(23,016)
Purchase of premises and equipment	(1,684)	(1,616)
Proceeds from disposal of premises and equipment	14	24
Net cash received from acquisition	61,112	—
Investment in foreclosed assets	(887)	—
Proceeds from sales of foreclosed assets	5,980	2,150

Net cash provided (used) by investing activities	75,284	(42,787)

Financing activities
Net increase (decrease) in deposits	(14,809)	196,415
Net decrease in short-term borrowings	(37,894)	(174,848)
Net decrease in long-term debt	(24,577)	—
Proceeds from issuance of common stock, net of issuance costs	16,135	—
Proceeds from issuance of preferred stock, net of issuance costs	17,194	—
Proceeds from exercise of stock options	—	27
Purchase and retirement of common shares	—	(144)
Cash dividends paid	(1,517)	(1,430)

Net cash provided (used) by financing activities	(45,468)	20,020

Net increase (decrease) in cash and cash equivalents	40,892	(15,253)
Cash and cash equivalents, beginning of period	48,173	36,770

Cash and cash equivalents, end of period	$89,065	$21,517

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This quarterly report should be read in conjunction with the Annual Report.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. The accounting principles and methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Actual results could differ from those estimates. Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

Certain reclassifications have been made to conform prior year financial information to the current period presentation. These reclassifications had no material impact on the unaudited consolidated financial statements.

NOTE 2 – FDIC-ASSISTED ACQUISITION

On April 9, 2010, the Bank acquired certain assets and assumed certain liabilities of Beach First National Bank (“Beach First”) from the Federal Deposit Insurance Corporation (“FDIC”) in a FDIC-assisted transaction. Beach First was a full-service commercial bank headquartered in Myrtle Beach, South Carolina that operated seven branch locations in the Coastal South Carolina region. The Bank made this acquisition to enter into a new market outside the central North Carolina region and to allow the Bank to expand its geographic footprint. The loans and other real estate owned acquired as part of the Purchase and Assumption Agreement, are covered by two loss share agreements between the FDIC and the Bank (one for single family residential mortgage loans and the other for all other loans and other real estate owned), which affords the Bank significant loss protection. Under the terms of the loss share agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The term for the loss share agreement for single family residential mortgage loans is in effect for 10 years from the April 9, 2010 acquisition date and the loss share agreement for all other loans and other real estate owned is in effect for 5 years from the acquisition date. The loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date.

The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values become available. A pre-tax gain totaling $19.3 million ($11.9 million tax-effected) resulted from the acquisition and is included as a component of non-interest income in the consolidated statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. The results of operations of Beach First for the period of April 9, 2010 to June 30, 2010 are included in the consolidated financial statements.

The Company’s management made significant estimates and exercised significant judgment in accounting for the acquisition of Beach First. Management engaged an independent third party to assist in determining the value of Beach First’s loans. The Bank also recorded an identifiable intangible asset representing the value of the core deposit customer base of Beach First. Management used quoted market prices and observable data to determine the fair value of investment securities. The fair values of time deposits and other borrowings which were purchased and assumed from Beach First were determined based on discounted cash flows at current rates for similar instruments. The fair values of Federal Home Loan Bank (“FHLB”) advances were derived using pricing supplied by the FHLB.

BNC BANCORP

Notes to Consolidated Financial Statements

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in Accounting Standards Codification (“ASC”) Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments of all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flow.

Loans acquired through business combinations that do not meet the specific criteria of ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

A summary of the net assets received from the FDIC and the estimated fair value adjustments resulting in the net gain are as follows:

April 9, 2010
(In thousands)

Beach First's cost basis net assets	$55,948
Cash payment from the FDIC	13,267
Fair value adjustments:
Investment securities available for sale	(472)
Loans	(130,934)
FDIC indemnification asset	87,765
Other real estate owned	(1,998)
Core deposit intangible	1,118
Time deposits	(1,396)
Borrowings	(2,491)
Deferred tax liability	(7,436)
Other liabilities	(1,518)

Net after-tax gain on acquisition	$11,853

The net gain on acquisition represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer.

Under the terms of the Purchase and Assumption Agreement, the Bank has the option (now through September 7, 2010 due to an extension) to notify the FDIC of its intent to acquire the real estate, banking facilities, furniture and equipment of Beach First (the “Beach First premises and equipment”) from the FDIC at their fair market value as of the acquisition date. The Bank and the FDIC are continuing to evaluate appraisals related to Beach First premises and equipment. Prior to the expiration of this option, the Bank will notify the FDIC of its intention to purchase certain Beach First premises and equipment. Substantially all of the Beach First premises and equipment subject to the option described above has been leased from the FDIC on a month-to-month basis during the term of the option.

BNC BANCORP

Notes to Consolidated Financial Statements

The statement of assets acquired and liabilities assumed from the Beach First acquisition are as follows:

April 9, 2010
(In thousands)
Assets Acquired
Cash and due from banks	$61,112
Investment securities available for sale	59,961
Loans	356,842
FDIC indemnification asset	87,765
Other real estate owned	6,721
Core deposit intangible	1,118
Accrued interest receivable	2,717
Other assets	5,704

Total assets acquired	$581,940

Liabilities Assumed
Deposits	$499,983
Borrowings	60,569
Deferred tax liability	7,436
Other liabilities	2,099

Total liabilities assumed	$570,087

Net Assets Acquired	$11,853

NOTE 3 – ISSUANCE OF COMMON AND PREFERRED STOCK

On June 14, 2010, the Company entered into an Investment Agreement (the “Investment Agreement”) with Aquiline BNC Holdings LLC, a Delaware limited liability company (“Aquiline”). Pursuant to the Investment Agreement, Aquiline purchased 892,799 shares of the Company’s common stock, no par value per share, at $10.00 per share and 1,804,566 shares of the Company’s Mandatorily Convertible Non-Voting Preferred Stock, Series B (the “Series B Preferred Stock”) at $10.00 per share. The purchase of common stock and Series B Preferred Stock by Aquiline was part of a $35 million private placement that closed on June 14, 2010 (the “Private Placement”). In addition to Aquiline, other investors, including certain directors of the Company, purchased 802,635 shares of the Company’s common stock at $10.00 per share (collectively, with Aquiline, the “Investors”) as a part of the Private Placement on June 14, 2010. The Investors, other than Aquiline, entered into Subscription and Registration Rights Agreements with the Company in connection with their investment in the Company’s common stock in the Private Placement.

Proceeds from the Private Placement, after deducting issuance costs, were $16.1 million and $17.2 million for common stock issued and Series B Preferred Stock issued, respectively. The amount of issuance costs for the Private Placement was $819,000 and $852,000, respectively.

NOTE 4 – COMMITMENTS

At June 30, 2010, loan commitments were as follows (in thousands):

Commitments to extend credit	$45,751
Undisbursed lines of credit	128,979
Letters of credit	13,548
Unused credit card lines	8,099
Commitments to sell loans held for sale	2,190

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 5 – EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common stock during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock awards, convertible preferred stock and the warrant under the United States Treasury’s Capital Purchase Program. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive.

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding - basic	7,640,439	7,339,809	7,491,995	7,339,337
Effects of dilutive stock options and restricted stock	85,670	5,260	39,478	4,977

Weighted average common shares outstanding - diluted	7,726,109	7,345,069	7,531,473	7,344,314

For the three months and six months ended June 30, 2010, there were 123,715 and 129,315 common stock options, respectively, that were anti-dilutive because the exercise price exceeded the average share value for the periods. In addition, 1,804,566 shares of the Series B Preferred Stock were anti-dilutive because the conversion price exceeded the average share value during the periods.

NOTE 6 – SHARE-BASED COMPENSATION

The Company maintains share-based compensation plans for directors and key employees. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note K to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. On June 15, 2010, at the 2010 Annual Meeting of the Company’s shareholders, the shareholders approved Amendment No. 1 to the Company’s Omnibus Stock Ownership and Long Term Incentive Plan. This amendment provides for an increase of 400,000 shares of the Company’s common stock underlying rights which may be granted pursuant to the plan.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. The assumptions used for the grants of options to employees for the six months ended June 30, 2010 is presented below.

Assumptions in estimating option values:
Weighted-average volatility	34.46%
Expected dividend yield	2.05%
Risk-free interest rate	3.57%
Expected life	10 years

BNC BANCORP

Notes to Consolidated Financial Statements

A summary of option activity under the stock option plans as of June 30, 2010 and changes during the six months ended June 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2009	266,720	$9.62
Granted	7,000	9.75
Exercise	—	—
Forfeited	(1,512)	5.95

Outstanding June 30, 2010	272,208	9.65	4.2 years	$534

Exercisable June 30, 2010	249,791	9.78	3.8 years	$479

Share options expected to vest	22,417	8.18	9.3 years	$55

As of June 30, 2010, there was $52,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 2.04 years. The total intrinsic value of options exercised during the six months ended June 30, 2009 was $5,000. There were no stock options exercised during the six months ended June 30, 2010.

Restricted Stock Awards. A summary of the status of the Company’s non-vested stock awards as of June 30, 2010 and changes during the six months ended June 30, 2010 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested-January 1, 2010	50,269	$7.03
Granted	8,000	9.78
Exercised	—	—
Vested	(1,333)	8.00

Non-vested June 30, 2010	56,936	$7.40

As of June 30, 2010, there was $323,000 of total unrecognized compensation cost related to non-vested stock awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.52 years. The fair value of stock awards vested during the six months ended June 30, 2010 was $11,000. There was no vesting of stock awards for the six months ended June 30, 2009.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 7 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of June 30, 2010 and December 31, 2009 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(Amounts in thousands)
June 30, 2010
Available for sale:
U.S. Government agency obligations	$996	$8	$—	$1,004
State and municipals	209,992	4,807	1,691	213,108
Mortgage-backed	135,427	9,219	—	144,646
Other	47	—	—	47

	$346,462	$14,034	$1,691	$358,805

Held to maturity:
Corporate bonds	$6,000	$—	$720	$5,280

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(Amounts in thousands)
December 31, 2009
Available for sale:
State and municipals	$186,526	$4,328	$2,261	$188,593
Mortgage-backed	163,067	8,799	—	171,866
Other	47	—	—	47

	$349,640	$13,127	$2,261	$360,506

Held to maturity:
Corporate bonds	$6,000	$—	$640	$5,360

The following is a summary of realized gains and losses from the sales of investment securities classified as available for sale.

	Six Months Ended June 30,
	2010	2009
	(Amounts in thousands)

Gross gains on sales on investment securities available for sale	$608	$—
Gross losses on sales on investment securities available for sale	(4)	—
Other than temporary impairment loss on an equity investment	—	(119)

Total investment securities gains (losses)	$604	$(119)

BNC BANCORP

Notes to Consolidated Financial Statements

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

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Available for sale:
State and municipals	$39,567	$428	$27,032	$1,263	$66,599	$1,691

Held to maturity:
Corporate bonds	$—	$—	$5,280	$720	$5,280	$720

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Available for sale:
State and municipals	$37,336	$714	$25,544	$1,547	$62,880	$2,261

Held to maturity:
Corporate bonds	$—	$—	$5,360	$640	$5,360	$640

At June 30, 2010, the unrealized losses relate to 77 state and municipal securities and 2 corporate bonds. Of those, 32 of the state and municipal securities had continuous unrealized losses for more than 12 months. At December 31, 2009, the unrealized losses related to 75 state and municipal securities and 2 corporate bonds. Of those, 28 of the state and municipal securities had continuous unrealized losses for more than twelve months. The deterioration in value is attributable to changes in market interest rates and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is management’s intent and ability to hold these securities until maturity, none of the securities are deemed to be other than temporarily impaired.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 8 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of the loan portfolio at the periods presented:

	June 30, 2010	December 31, 2009
	(Amounts in thousands)

Loans covered under loss share agreements:	$345,372	$—

Loans not covered under loss share agreements:
Commercial (secured by real estate)	507,026	449,528
Commercial construction	170,270	183,509
Commercial and industrial	115,503	113,670

Total commercial	792,799	746,707
Residential construction	33,804	50,156
Residential mortgage	274,916	257,445
Leases	11,820	12,216
Loans to individuals	10,464	12,655

Total loans not covered under loss share agreements	1,123,803	1,079,179

Total loans	$1,469,175	$1,079,179

The company’s loans covered under loss share agreements portfolio is comprised of the following balances:

	June 30, 2010
	Impaired Acquired Loans	All Other Acquired Loans	Total
	(Amounts in thousands)

Loans covered under loss share agreements:
Commercial (secured by real estate)	$23,650	$111,232	$134,882
Commercial construction	22,107	43,124	65,231
Commercial and industrial	4,153	26,541	30,694

Total commercial	49,910	180,897	230,807
Residential construction	—	1,820	1,820
Residential mortgage	22,547	84,510	107,057
Loans to individuals	330	5,358	5,688

Total loans covered by loss share agreements	$72,787	$272,585	$345,372

BNC BANCORP

Notes to Consolidated Financial Statements

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans impaired at acquisition date for the six months ended June 30, 2010 are as follows:

	Impaired Loans	Non-impaired Loans	Total
	(Amounts in thousands)

Contractually-required principal and interest	275,191	$212,585	$487,776
Non-accretable difference	(76,381)	(38,243)	(114,624)

Cash flows expected to be collected	198,810	174,342	373,152
Accretable yield	—	(16,310)	(16,310)

Fair Value	$198,810	$158,032	$356,842

Income on acquired loans that are not impaired at acquisition date is recognized in the same manner as loans impaired at acquisition date. A portion of the fair value discount on acquired non-impaired loans has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected.

The following changes in the carrying value of acquired loans at acquisition date during the three months ended June 30, 2010:

Accretable Yield
(Amounts in thousands)

Balance at December 31, 2009	$—
Additions due to acquisitons	(16,310)
Accretion	1,000

Balance at June 30, 2010	$(15,310)

BNC BANCORP

Notes to Consolidated Financial Statements

An analysis of the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Balance at beginning of period	$17,395	$14,504	$17,309	$13,210
Provision charged to operations	6,000	3,000	8,946	6,000
Loans charged-off:
Commercial (secured by real estate)	1,531	1,361	2,776	1,392
Commercial construction	424	65	843	1,196
Commercial and industrial	1,964	374	2,374	491
Net charge-offs (recoveries)	82	166	477	494
Residential mortgage	491	342	774	509
Leases	7	7	7	7
Loans to individuals	27	128	151	143

Total loans charged-off	4,526	2,443	7,402	4,232

Recoveries of loans:
Commercial (secured by real estate)	11	2	11	2
Commercial construction	2	—	2	—
Commercial and industrial	36	3	36	38
Residential construction	2	—	7	27
Leases	101	1	112	4
Loans to individuals	17	—	17	18

Total recoveries	169	6	185	89

Net charge-offs (recoveries)	4,357	2,437	7,217	4,143

Balance at end of period	$19,038	$15,067	$19,038	$15,067

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. At June 30, 2010, the recorded investment in loans considered impaired totaled $79.1 million, of which $70.6 million are covered under loss share agreements. Of such loans, $7.1 million had valuation allowances aggregating $1.7 million. At December 31, 2009, the recorded investment in loans considered impaired totaled $22.9 million, of which $11.3 million of loans had corresponding valuation allowances of $2.1 million.

NOTE 9 – DERIVATIVE INSTRUMENTS

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

BNC BANCORP

Notes to Consolidated Financial Statements

During 2005 and 2006, the Company entered into cash flow hedges with notional amounts aggregating $25 million and $30 million, respectively, to fix the interest rate received on certain variable rate loans at a combined weighted average rate of 7.85%. The aggregate fair value of these derivatives of $1.5 million is included in other assets in the accompanying consolidated balance sheet at June 30, 2010. The change in fair value of these derivatives was a decrease of $581,000 and $1.1 million for the three and six months ended June 30, 2010, respectively, and is included in other comprehensive income. During the three and six months ended June 30, 2010, no hedge ineffectiveness was recognized on these loan cash flow hedges.

During 2009, the Company entered into a five-year interest rate cap contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. The objective of this cash flow hedge relationship is to offset the effect of interest rate changes, whenever funding rates are higher than the interest rate cap’s strike price. The fair value of this derivative at June 30, 2010 was an asset of $7.9 million, which is included in other assets in the accompanying consolidated balance sheet. The change in fair value of this derivative was a decrease of $7.3 million and $11.9 million for the three and six months ended June 30, 2010, respectively, and is included in other comprehensive income. In addition, ineffectiveness related to this hedge that arose during the three and six months ended June 30, 2010, amounted to $509,000 and $550,000, respectively, and is included in interest expense on demand deposits in the accompanying consolidated statement of income.

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

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments, as well as their classification on the balance sheet as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Balance Sheet location	Estimated fair value	Balance Sheet location	Estimated fair value
	(Amounts in thousands)

Interest rate swaps	Other assets	$1,470	Other assets	$2,561
Interest rate cap	Other assets	7,867	Other assets	20,336

Total derivatives		$9,337		$22,897

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and identified intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by a valuation model. The last test for goodwill impairment, conducted as of December 31, 2009, concluded that there was no goodwill impairment. No impairment charges were recognized as of June 30, 2010. The carrying amount of goodwill and other intangible assets was $26.1 million and $2.5 million as of June 30, 2010, respectively, and $26.1 million and $1.7 million as of June 30, 2009, respectively.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 11– FAIR VALUE MEASUREMENT

Fair Value of Financial Instruments

Estimated fair values of financial instruments have been estimated by the Company using the provisions of ASC Topic 825, Financial Instruments (“ASC 825”), which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

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

The following methods and assumptions were used to estimate the fair value of financial instruments. For cash and cash equivalents, Federal Home Loan Bank stock, loans held for sale, variable-rate loans, accrued interest receivable and payable, demand deposits and savings, and short-term borrowings, the carrying amount is estimated to be fair value. For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair values for fixed-rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. The fair value of FDIC loss share receivable is determined to be equal to 80% of the fair value of current expected losses to be incurred on covered assets and reimbursed by the FDIC based on the terms of the FDIC loss share agreements. The fair value of bank-owned life insurance is based on the cash surrender value, as determined by the insurer. Fair values for deposits with a stated maturity date (time deposits) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits. The fair value of long-term debt is determined utilizing the current market for like-kind instruments of a similar maturity and structure. Fair values for derivative agreements are based upon the amounts required to settle the contracts. The fair value of financial instruments with off-balance sheet risk is not considered to be material, so they are not included in the following table.

BNC BANCORP

Notes to Consolidated Financial Statements

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$89,065	$89,065	$48,173	$48,173
Investment securities available for sale	358,805	358,805	360,506	360,506
Investment securities held to maturity	6,000	5,280	6,000	5,360
Federal Home Loan Bank stock	9,821	9,821	6,160	6,160
Loans held for sale	2,190	2,190	2,766	2,766
Loans receivable, net	1,450,137	1,454,765	1,061,870	1,066,819
FDIC loss share receivable	87,826	87,826	—	—
Accrued interest receivable	10,038	10,038	8,178	8,178
Investment in bank-owned life insurance	28,081	28,081	27,593	27,593

Financial liabilities:
Demand deposits and savings	$843,870	$843,870	$645,130	$645,130
Time deposits	990,755	1,006,934	704,748	718,580
Short-term borrowings	41,154	41,154	50,283	50,283
Long-term debt	107,744	98,651	100,713	89,793
Accrued interest payable	14,330	14,330	1,402	1,402

On-balance sheet derivative financial instruments:
Derivative agreements – asset (liability):
Interest rate swap agreements	$1,470	$1,470	$2,561	$2,561
Interest rate cap agreement	7,867	7,867	20,336	20,336

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

Level 1- Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

BNC BANCORP

Notes to Consolidated Financial Statements

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

Description	Assets (Liabilities) Measured at Fair Value	Fair Value Measured Using
		Level 1	Level 2	Level 3
		(Amounts in thousands)

At June 30, 2010:
Available-for-sale securities	$358,805	$—	$358,805	$—
Interest rate swaps	1,470	—	1,470	—
Interest rate cap	7,867	—	7,867	—

At June 30, 2009:
Available-for-sale securities	$449,794	$—	$449,794	$—
Interest rate swaps	3,429	—	3,429	—
Interest rate swap	(998)		(998)	—

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

Description	Assets (Liabilities) Measured at !Fair Value	Fair Value Measured Using

		Level 1	Level 2	Level 3
		(Amounts in thousands)

At June 30, 2010:
Loans held for sale	$2,190	$—	$2,190	$—
Impaired loans	77,450	—	—	77,450
Other real estate owned	29,078	—	—	29,078

At June 30, 2009:
Loans held for sale	$1,535	$—	$1,535	$—
Impaired loans	16,050	—	—	16,050
Other real estate owned	12,742	—	—	12,742

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

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

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

BNC BANCORP

Notes to Consolidated Financial Statements

Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require that: (1) a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) a reporting entity present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, ASU 2010-06 clarifies the requirements for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 during the quarter ended March 31, 2010 had no effect on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”). ASU No. 2010-20 will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The provisions of ASU No. 2010-20 are effective for the Company’s reporting period ending December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption will have no impact on the Company’s statements of income and condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Overview and Executive Summary

BNC Bancorp (the “Company”) is a bank holding company for Bank of North Carolina (the “Bank”), a wholly owned subsidiary. The Company also maintains four wholly-owned special-purpose subsidiary trusts that issue trust preferred securities. The information in the consolidated financial statements relates primarily to the Bank. The Bank has three subsidiaries: BNC Credit Corp. which serves as the Bank’s trustee on deeds of trust and Sterling Real Estate Holdings, LLC and Sterling Real Estate Development of North Carolina, LLC, which hold and dispose of the Bank’s real estate owned.

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

The Bank provides a wide range of banking services tailored to the particular banking needs of the communities it serves in North Carolina and coastal South Carolina. It is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from the Bank’s lines of credit, to make primarily consumer and commercial loans. The Bank has pursued a strategy that emphasizes its local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, the Bank makes business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; commercial real estate loans. The Bank also makes residential mortgage loans. The Bank also offers a wide range of banking services, including checking and savings accounts, commercial, installment and personal loans, safe deposit boxes, and other associated services. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses through its 23 full-service banking offices in North and South Carolina.

Due to unprecedented asset quality challenges and the onset of global economic recession, the U.S. banking industry has been experiencing serious financial challenges. During this time of crisis, the Company began preparing to benefit from growth opportunities, both organically and through acquisition. The Company’s ability to participate in the FDIC-assisted acquisition of Beach First National Bank (“Beach First”) creates opportunities to significantly increase our franchise. The Myrtle Beach and surrounding beach communities are attractive markets with strong demographics, a vibrant retail economy, and a growing core deposit base. During the first six months of 2010, with the impact of the economic slowdown ongoing, management has continued to focus on managing credit quality, maintaining adequate liquidity sources and managing capital of the Company. The Company continues its on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.

The Company’s senior management continues to work closely with credit administration, third-party credit review specialists, and lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy. When a problem is identified, management remains diligent in assessing the situation and moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with the Bank to achieve an acceptable resolution of the credit. Weaknesses in residential and commercial development and high unemployment levels in our market areas resulted in higher charge-offs during the second quarter of 2010 and for the first six months of 2010.

Results of Operations

The Company’s earnings increased significantly during the second quarter of 2010 compared to the second quarter of 2009 due to the pre-tax gain of $19.3 million ($11.9 million tax-effected) resulting from the acquisition of Beach First. Net income available to common shareholders during the second quarter of 2010 equaled $11.2 million, compared to $934,000 from the same period of 2009. The annualized return on average assets was 2.16% during the second quarter of 2010, compared to 0.35% for second quarter of 2009. Earnings per diluted share for the second quarter of 2010 totaled $1.45, an increase of $1.32 per share, compared to $0.13 per share for the second quarter of 2009.

For the first six months of 2010, the Company recorded net income available to common shareholders of $12.1 million, compared to $1.8 million for the first six months of 2009. The $10.3 million increase was primarily associated with the Beach First acquisition. The annualized return on average assets was 1.38% for first six months of 2010, compared to 0.23% during same period of 2009. Earnings per diluted share for the first six months of 2010 totaled $1.61, an increase of $1.36 per share, compared to $0.25 per share for the same period of 2009.

The Company’s net income during the second quarter of 2010 was significantly impacted by a higher level of net charge-offs and nonperforming assets due to the ongoing recession and continued high unemployment. Net charge-offs for the second quarter of 2010 were $4.4 million, or 1.23% of average loans, compared to $2.4 million, or 0.98% of average loans in the second quarter of 2009. As a percentage of average loans not covered by loss share agreements, net charge-offs for the second quarter of 2010 were 1.59%, up from the 0.98% in the second quarter of 2009. Nonperforming assets not covered by loss sharing agreements amounted to $32.2 million at June 30, 2010, an increase from the $18.9 million at June 30, 2009. At June 30, 2010, there were $78.8 million of nonperforming assets covered by loss share agreements. Net charge-offs for the six-month period ended June 30, 2010 totaled $7.2 million, an increase from the $4.1 million for the same 2009 period. Of the overall increase in net-charge of $3.1 million, $2.9 million was reflected in the commercial loan categories.

Total assets at June 30, 2010 increased $562.1 million, or 35.1% compared to June 30, 2009. Period-end loans increased $454.1 million, or 44.7%, from the same prior year period. Period-end deposits increased $492.2 million, or 36.7% from June 30, 2009. The Company remains well-capitalized with total equity of $164.1 million at June 30, 2010, an increase of $40.3 million, or 32.6% from June 30, 2009. The significant increases were associated with the acquisition of Beach First and the $35.0 million private placement of our common stock and Series B Preferred Stock in June 2010.

Net Interest Income

Net interest income for the second quarter of 2010 increased by $4.0 million, or 34.6%, to $15.6 million when compared to the second quarter of 2009. Net interest income on a fully taxable equivalent basis was $16.9 million for the second quarter of 2010, compared to $12.7 million for the second quarter of 2009. The net interest margin on a fully taxable equivalent basis was 3.62%, an increase of 23 basis points when compared to 3.39% for the second quarter of 2009. The improvement in the net interest margin was primarily due to the reduction in the average rates for outstanding time deposits and borrowings from period to period, as well as the favorable mix of yields and rates on the acquired interest-earning assets and interest-bearing liabilities from Beach First.

The following table presents the average balances of assets, liabilities and shareholders’ equity, interest income and expense, and average yields and rates by asset and liability component for the periods indicated:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans and leases, net	$1,422,434	$20,410	5.76%	$998,214	$14,216	5.71%
Investment securities*	362,375	5,658	6.26%	461,578	6,675	5.80%
Interest-earning balances	79,041	50	0.25%	35,017	91	1.04%
Other	9,458	1	0.04%	7,865	—	0.00%

Total interest-earning assets	1,873,308	26,119	5.59%	1,502,674	20,982	5.60%

Other assets	301,609			117,185

Total assets	$2,174,917			$1,619,859

Interest-bearing liabilities:
Deposits:
Demand deposits	$683,633	2,341	1.37%	$451,998	1,366	1.21%
Savings deposits	13,060	8	0.25%	12,050	3	0.10%
Time deposits	985,816	6,271	2.55%	798,282	5,913	2.97%
Borrowings	175,179	614	1.41%	149,312	982	2.64%

Total interest-bearing liabilities	1,857,688	9,234	1.99%	1,411,642	8,264	2.35%

Non-interest-bearing deposits	98,953			66,940
Other liabilities	74,778			16,412
Shareholders’ equity	143,498			124,865

Total liabilities and shareholders’ equity	$2,174,917			$1,619,859

Net interest income and interest rate spread*		$16,885	3.60%		$12,718	3.25%

Net interest margin*			3.62%			3.39%

*	Yields on tax-exempt investments have been adjusted to a fully taxable equivalent basis. The taxable equivalent adjustment was $1.3 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively.

Total interest income increased $5.0 million for the second quarter of 2010 when compared to the same quarter of 2009, due to the $370.6 million increase in average interest-earning assets, primarily from the Beach First acquisition. The average tax equivalent yield on total interest-earning assets for the current quarter was 5.59%, a 1 basis point decrease from the 5.60% in the second quarter of 2009. During the second quarter of 2010, average loans increased by $424.2 million, offset by the decrease in average investment securities by $99.2 million when compared to the prior year quarter. Interest-earning balances increased $44.0 million, as significantly higher balances were kept to support the Beach First acquisition.

Total interest expense increased $970,000 for the second quarter of 2010 when compared to the same quarter of 2009. Rates paid on interest-bearing liabilities decreased 36 basis points in the second quarter of 2010, from 2.35% to 1.99%, which were offset by the $446.0 million increase in average interest-bearing liabilities, primarily from the

Beach First acquisition. Rates paid on time deposits decreased 42 basis points in the second quarter of 2010 compared to the same quarter of 2009, primarily as a result of the re-pricing of the time deposits at lower interest rates. In addition, rates paid on borrowings decreased by 123 basis points in the second quarter of 2010, from 2.64% to 1.41%, due to the extremely low interest rate environment. For the second quarter of 2010 and 2009, the Company’s tax equivalent net interest spread was 3.60% and 3.25%, respectively.

Net interest income for the first six months of 2010 increased by $5.1 million, or 23.4%, to $27.1 million when compared to the same period of 2009. Net interest income on a fully taxable equivalent basis was $29.7 million for the first six months of 2010, compared to $24.1 million for the first six months of 2009. The net interest margin on a fully taxable equivalent basis was 3.55%, an increase of 31 basis points when compared to 3.24% for the first six months of 2009. The improvement in the net interest margin was primarily due to the reduction in the average rates for outstanding time deposits and borrowings from period to period, as well as the favorable mix of yields and rates on the acquired interest-earning assets and interest-bearing liabilities from Beach First.

The following table presents the average balances of assets, liabilities and shareholders’ equity, interest income and expense, and average yields and rates by asset and liability component for the periods indicated:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans and leases, net	$1,255,535	$35,283	5.67%	$995,760	$28,187	5.68%
Investment securities*	357,832	11,295	6.37%	455,193	13,125	5.78%
Interest-earning balances	65,646	76	0.23%	33,948	181	1.07%
Other	7,818	1	0.03%	8,813	—	0.00%

Total interest-earning assets	1,686,831	46,655	5.58%	1,493,714	41,493	5.57%

Other assets	225,048			113,381

Total assets	$1,911,879			$1,607,095

Interest-bearing liabilities:
Deposits:
Demand deposits	$629,599	3,960	1.27%	$380,971	2,468	1.30%
Savings deposits	12,670	11	0.18%	11,518	6	0.10%
Time deposits	847,840	11,363	2.70%	829,893	12,811	3.10%
Borrowings	162,446	1,628	2.02%	185,916	2,105	2.27%

Total interest-bearing liabilities	1,652,555	16,962	2.07%	1,408,298	17,390	2.48%

Non-interest-bearing deposits	83,024			65,151
Other liabilities	41,118			11,320
Shareholders’ equity	135,182			122,326

Total liabilities and shareholders’ equity	$1,911,879			$1,607,095

Net interest income and interest rate spread*		$29,693	3.51%		$24,103	3.09%

Net interest margin*			3.55%			3.24%

*	Yields on tax-exempt investments have been adjusted to a fully taxable equivalent basis. The taxable equivalent adjustment was $2.6 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively.

Provision for Loan Losses

The provision for loan losses reflects management’s judgment of the amount of allowance for loan losses needed to reflect the incurred losses associated with the Company’s loan portfolio. The allowance for loan losses is based on the Company’s loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality. The Company recorded a provision for loan losses of $6.0 million in the second quarter of 2010 and $8.9 million for the first six months of 2010 compared to a provision for loan losses of $3.0 million in the second quarter of 2009 and $6.0 million for the first six months of 2009. The level of our allowance for loan losses expressed as a percentage of gross loans not covered by loss sharing agreements increased from 1.48% at June 30, 2009 to 1.69% at June 30, 2010.

Non-Interest Income

Non-interest income for the second quarter of 2010 was $21.7 million compared to $1.2 million for the same quarter of 2009. Included in non-interest income for the second quarter of 2010 was $587,000 of gains on sales of investment securities and a $19.3 million acquisition gain from the FDIC-assisted acquisition of Beach First. Excluding investment securities transactions and the acquisition gain, non-interest income was $1.8 million for the current quarter, up 37.1% from the $1.3 million reported for the 2009 second quarter. The increase was primarily due to the addition of non-interest income from the Beach First acquisition, which included $294,000 of merchant fee and debit card income, a significant ongoing source of revenue in the retail-oriented coastal South Carolina economy. During the second quarter 2010, mortgage fees decreased $67,000 compared to the prior year period due to decreased mortgage production. Non-interest income for the first six months of 2010 was $23.1 million compared to $2.4 million for the same period of 2009, an increase of $20.6 million. This increase was primarily due to the same reasons stated above. During the first six months of 2010 investment brokerage fees decreased $113,000 compared to the prior year period due to decreased investment brokerage activity.

Non-Interest Expense

The Company strives to maintain levels of non-interest expense that management believes are appropriate given the nature of its operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum the Company has experienced has been the continuous investment in the core banking franchise, both in people and locations. As the Company strives to maintain momentum in its growth and strategy, it will incur costs associated with investments in people, facilities and technology that is anticipated to benefit the shareholders as these investments reach their potential.

Non-interest expenses for the second quarter of 2010 increased $5.1 million, or 60.2%, compared to the same quarter of 2009. The higher level of non-interest expense in the second quarter of 2010 was primarily due to the additional operating expense from the Beach First acquisition plus $1.2 million of acquisition-related expenses. As a result of the acquisition and continued growth of the legacy bank, personnel costs have increased $2.0 million, or 47.9%, compared to the same quarter of 2009, and were $1.5 million, or 30.7%, higher than the previous quarter of $4.8 million. Loan, foreclosure and collection expenses have increased $944,000 compared to the same quarter a year-ago due to increased loan foreclosures and collection efforts. FDIC insurance expense decreased by $440,000 in the second quarter of 2010 compared to the same period in 2009 due to the industry-wide assessment by the FDIC recorded in the second quarter of 2009. Non-interest expense for the first six months of 2010 was $22.5 million compared to $15.9 million for the same period of 2009, an increase of $6.6 million. Salaries and employee benefits expense increased $2.7 million primarily from the acquisition and continued growth of the legacy bank. Loan, foreclosure and collection expenses increased $1.1 million compared to the first six months of 2009 due to increased loan foreclosures and collection efforts. Other non-interest expense components increased due to the additional operating expense from the acquisition, as stated above.

Income Taxes

The Company generates significant amounts of non-taxable income from tax exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes significantly affects our effective tax rate. For the six months ended June 30, 2010 income tax expense was $5.6 million compared to a tax benefit of $250,000 for the same period in 2009. Income tax expense for the second quarter of 2010 was $6.0 million compared to a tax benefit of $130,000 for the second quarter of 2009. The significant increase for both periods was due to higher pre-tax earnings as a result of the Beach First acquisition. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.

Preferred Stock Dividend and Accretion

For the second quarter of 2010 and 2009, dividends on preferred stock and accretion amounted to $502,000 and $496,000, respectively. The Series A Preferred Stock was issued to the United States Treasury in December 2008, in connection with our participation in the TARP Capital Purchase Program. For the first six months of 2010 and 2009, dividends on preferred stock and accretion amounted to $1.0 million and $987,000, respectively.

Allowance for Loan Losses and Asset Quality

At June 30, 2010, the allowance for loan losses was $19.0 million, or 1.69% of loans not covered by loss share agreements, compared to $17.3 million, or 1.60% at December 31, 2009, and $15.1 million, or 1.48%, at June 30, 2009. The $1.7 million and $3.9 million increase in the allowance for non-covered loans since December 31, 2009 and June 30, 2009, respectively, was primarily due to deterioration in credit quality within non-covered commercial loans.

The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with the loan portfolio. The Company recorded a provision for loan losses of $8.9 million for the first six months of 2010 which is a $2.9 million increase in the provision for loan losses compared to $6.0 million for the same period in 2009. Adjustments to the allowance are necessary to fund the reserve at a level dictated by the Company’s reserving methodologies. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan losses. A detailed description of our methodology was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management believes the June 30, 2010 allowance level is adequate.

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

Nonperforming assets include nonaccrual loans, accruing loans 90 days or more past due, troubled debt restructurings and other real estate owned (OREO). At June 30, 2010, nonperforming assets not covered by loss share agreements were $32.2 million, or 1.93% of total assets, compared to $33.4 million, or 2.04% of total assets at December 31, 2009 and $18.9 million, or 1.18% of total assets at June 30, 2009. Nonperforming assets including assets covered under loss share agreements were $114.5 million, or 5.30% at June 30, 2010. Nonperforming assets covered by loss share agreements provide significant loss protection by the FDIC. At June 30, 2010, nonaccrual loans not covered by loss share agreements were $10.1 million, a decrease of $8.6 million from December 31, 2009 and an increase of $4.3 million from June 30, 2009. Nonaccrual loans, including covered loans, were $80.7 million at June 30, 2010. At June 30, 2010, OREO increased to $29.1 million, an increase of $14.8 million and $16.3 million from December 31, 2009 and June 30, 2009, respectively. Of these increases, $7.4 million was due to the higher levels of OREO resulting from the Beach First acquisition and are covered by loss share agreement. At June 30, 2010, $19.8 million of the OREO portfolio relates to construction and land development activities. OREO assets are carried at the lower of carrying value or fair value using current appraisals and/or valuations. The Company is actively marketing all of its other real estate owned properties.

The following is a summary of nonaccrual loans at the periods presented:

	June 30, 2010	December 31, 2009	June 30, 2009
	(Amounts in thousands)

Commercial (secured by real estate)	$21,065	$3,201	$426
Commercial construction	27,104	4,979	2,685
Commercial and industrial	4,908	5,055	185

Total commercial	53,077	13,235	3,296
Residential construction	825	2,191	1,070
Residential mortgage	26,768	3,257	1,406
Loans to individuals	51	—	—
Leases	—	19	—

Total non-accrual loans	$80,721	$18,702	$5,772

The Company places loans on nonaccrual status when it is probable that the future collectability of the loan balance and collections of interest are in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower.

Net charge-offs for the second quarter of 2010 were $4.4 million, as compared with net charge-offs of $2.4 million for the second quarter of 2009. Expressed as an annualized percentage of average loans outstanding, net charge-offs were 1.23% for the second quarter of 2010, compared to 0.98% for the same period in 2009. Net charge-offs on non-covered loans during the second quarter of 2010 were 1.59%. The majority of the increase in net charge-offs, as compared to the same prior year period, was caused by the weakening local real estate markets, mostly in commercial loans. Net charge-offs for the first six months of 2010 were $7.2 million, as compared with net charge-offs of $4.1 million for same period in 2009. Expressed as an annualized percentage of average loans outstanding, net charge-offs were 1.16% for the first six months of 2010, compared to 0.83% for the same period in 2009.

The following is selected financial information relating to loans, the loan loss allowance and loan loss provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Net charge-offs to average loans (annualized)	1.23%	0.98%	1.16%	0.83%
Allowance for loan losses to total loans	1.30%	1.48%	1.30%	1.48%
Allowance for loan losses to nonperforming loans	23.24%	243%	23.24%	243%
Nonperforming loans to total loans	5.58%	0.61%	5.58%	0.61%

Balance Sheet Analysis

Total assets at June 30, 2010 were $2.16 billion, an increase of $527.8 million when compared to total assets at December 31, 2009. Total earning assets, which are comprised of interest-earning balances at banks, investment securities and loans, were $1.92 billion at June 30, 2010 compared to $1.50 billion at December 31, 2009. Earning assets serve as the primary revenue sources for the Company. Total liquid assets, which include cash and cash equivalents and securities available for sale, ended the current six-month period at 20.7% of total assets, or $447.9 million, a $39.2 million increase from the $408.7 million reported at December 31, 2009. The increases stated above resulted mostly from acquisition of Beach First during the second quarter of 2010. Included in liquid assets is cash maintained at the Federal Reserve of $76.1 million, an increase of $32.6 million from December 31, 2009. The Company is maintaining an unusually high position of liquidity at the Federal Reserve to assure that any funding needs from the acquisition are immediately available.

Investment Securities

Investment securities were $364.8 million at June 30, 2010 and $366.5 million at December 31, 2009. The majority of securities in the portfolio are bank-qualified municipal government securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. The Company also maintains portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies. The Company’s investment portfolios are high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

Loans

Loans increased by $390.0 million to $1.47 billion at June 30, 2010 from $1.08 billion at December 31, 2009. For the first six months of 2010 average total loans were $1.26 billion, compared to $995.8 million for the first six months of 2009. The majority of this increase resulted from the acquisition of Beach First in the second quarter of 2010. At June 30, 2010, loans covered under loss share agreements amounted to $345.4 million. Excluding loans covered under loss share agreements, the mix and stratification within certain classifications of the Company’s loan portfolio has changed when compared to the loan portfolio composition at December 31, 2009. The Company’s construction, land, and acquisition & development (“A&D”) portfolios were reduced from $234.9 million at December 31, 2009 to $204.8 million at June 30, 2010, representing a decrease of 12.8%. At June 30, 2010, the residential construction portfolios were reduced by 32.6% from year-end 2009 levels, including reducing the speculative 1-4 family construction loans to $20.2 million, down from $33.4 million at year end. Residential and commercial A&D exposure was reduced by $10.6 million during the first half of 2010. The Company will continue its efforts to divest A&D exposures as needed and deemed appropriate by management. The Company’s commercial real estate portfolio increased from $449.5 million at December 31, 2009 to $507.0 million at June 30, 2010.

Deposits

Deposits continue to be our primary funding source. At June 30, 2010, deposits totaled $1.83 billion, an increase of $484.7 million, or 35.9%, from year-end 2009. The increase was primarily attributable to the acquisition of Beach First, which held $500.0 million of deposits, during the second quarter of 2010. Included in Beach First’s deposits were approximately $142 million of out-of-area certificates of deposits for which the Company chose to reduce rates to minimum levels, and at June 30, 2010, only $13 million remain. For the first six months of 2010, excluding the deposits assumed in the Beach First acquisition, there were opportunities to change the mix of several of the deposit categories. Interest-bearing demand deposits increased $71.0 million and local time deposits increased $54.0 million, largely due to the Company’s continued focus on core deposit growth.

Borrowings

While the Company continues to utilize borrowings to support balance sheet management and growth, during the six-months ended June 30, 2010 the Company repaid $62.3 million of borrowings, offset by increases of $60.6 million from the acquisition of Beach First. Short-term borrowings decreased from $50.3 million at December 31, 2009 to $41.2 million at June 30, 2010. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under repurchase agreements. At June 30, 2010, long-term debt outstanding totaled $107.7 million, compared to $100.7 million outstanding at year-end 2009. Long-term debt consists of $76.0 million of FHLB advances, and $31.7 million of subordinated debt, of which $23.7 million have been issued through the Company’s trust subsidiaries.

Shareholders’ Equity

The Company’s capital position remains above all regulatory thresholds to be considered well capitalized. At June 30, 2010, shareholders’ equity totaled $164.1 million, an increase of $37.9 million from the December 31, 2009 balance. The primary changes in shareholders’ equity were proceeds from the issuance of common and preferred stock in the amount of $35.0 million, less stock offering expenses of $ 1.7 million, an increase in net income for the six-month period in the amount of $13.1 million, a decrease in the unrealized gains on securities available for sale and cash flow hedging activities in the amount of $7.1 million, a decrease of $735,000 for cash dividends paid to common shareholders and the $782,000 payment of preferred stock dividends to the United States Treasury. At June 30, 2010, the Bank and the Company were considered to be “well capitalized” as such terms are defined in applicable regulations.

Liquidity and Capital Resources

Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources.

Liquidity is defined as our ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis, pay operating expenses and meet regulatory liquidity requirements. Management measures our liquidity position by giving consideration to both on- and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

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

Because of the uncertainty in the capital and funding markets currently, we are maintaining an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities available for sale relative to prior periods. Our liquidity position aggregated $447.9 million at June 30, 2010, compared to $408.7 million at December 31, 2009. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $163 million from the FHLB of Atlanta, with $91.5 million outstanding at June 30, 2010. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $179 million, with no outstanding balances. In addition to these liquidity sources, we have access to unsecured lines of credit for short-term liquidity needs, and the Promontory Interfinancial Network weekly funds auctions where we have another $324 million in availability. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

At June 30, 2010, the Tier I risk-based capital ratio for the Bank was 12.11%, the total risk-based capital ratio was 13.96% and all other capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures. At June 30, 2010, the Company’s total risk-based capital ratio was 13.85%, thus classifying the Company as “well-capitalized” for regulatory purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this quarterly report, our management, together with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Recently enacted financial regulatory reforms could have a significant impact on the Company’s business, financial condition and results of operations.

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law. The law includes, among other things: the creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies; the establishment of strengthened capital and prudential standards for banks and bank holding companies; enhanced regulation of financial markets, including derivatives and securitization markets; the elimination of certain trading activities from banks; and a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000.

While the bill has been signed into law, a number of provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies. The Company is unable to predict what the final form of these rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on the Company’s business, financial condition and results of operations. Additionally, the Company cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect the Company.

We may not realize the anticipated benefits of the Bank’s acquisition of Beach First, including potential synergies, due to challenges associated with integration or other factors.

The success of the Bank’s acquisition of Beach First (the “Beach First Acquisition”) will depend in part on the success of our management in integrating the operations, technologies and personnel of us and Beach First. Our inability to meet the challenges involved in successfully integrating the operations of us and Beach First or otherwise to realize the anticipated benefits of the Beach First Acquisition could adversely affect our results of operations. In addition, the overall integration of the acquisition will require substantial attention from our management, which could further adversely affect our results of operations.

The challenges involved in integration include:

•	integrating operations, processes, people, technologies and services;

•	assimilating and retaining the personnel and integrating the business cultures, operations, systems and customers of both banks; and

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations and administrative functions.

We may not be able to successfully integrate Beach First’s operations with ours in a timely manner, or at all, and we may not realize the anticipated benefits of the acquisition, including potential synergies or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the acquisition are based on assumptions and current expectations, not actual experience, and assume a successful integration without unanticipated costs or effort and no unforeseen or unintended consequences.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: August 13, 2010	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: August 13, 2010	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit (2)(i)	Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, receiver of Beach First National Bank, Myrtle Beach, South Carolina, Federal Deposit Insurance Corporation and Bank of North Carolina, dated effective as of April 9, 2010, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on April 15, 2010.

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 18, 2002.

Exhibit (3)(i)(a)	Articles of Amendment dated December 2, 2008, regarding the Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on December 8, 2008.

Exhibit (3)(i)(b)	Articles of Amendment dated June 14, 2010, regarding the Series B Preferred Stock, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (4)(i)	Form of Certificate for the Series B Preferred Stock, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (10)(i)	Investment Agreement by and among BNC Bancorp and Aquiline BNC Holdings LLC dated as of June 14, 2010, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (10)(ii)	Form of Subscription and Registration Rights Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (10)(iii)	Amendment No. 1 to Omnibus Stock Ownership and Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note 5 of Notes to Consolidated Financial Statements).

Exhibit (31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.