Form 10-Q
period 2010-09-30
BNC BANCORP
filed 2010-11-15
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 11, 2010, the registrant had outstanding 9,041,334 shares of Common Stock, no par value.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

BNC BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009*
	(In thousands, except share data)
Assets
Cash and due from banks	$10,005	$4,129
Interest-earning deposits in other banks	118,700	44,044
Investment securities available for sale, at fair value	351,555	360,506
Investment securities held to maturity, at amortized cost	6,000	6,000
Federal Home Loan Bank stock, at cost	9,241	6,160
Loans held for sale	3,314	2,766
Loans:
Covered under loss share agreements	330,761	—
Not covered under loss share agreements	1,144,974	1,079,179
Less allowance for loan losses	(18,819)	(17,309)

Net loans	1,456,916	1,061,870
Premises and equipment, net	29,848	27,703
Other real estate owned	35,688	14,325
FDIC loss share receivable	64,939	—
Accrued interest receivable	9,218	8,178
Investment in bank-owned life insurance	28,301	27,593
Goodwill	26,129	26,129
Other assets	30,195	44,782

Total assets	$2,180,049	$1,634,185

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$105,197	$66,801
Interest-bearing demand	768,914	565,972
Savings	17,584	12,357
Time deposits	963,885	704,748

Total deposits	1,855,580	1,349,878
Short-term borrowings	48,007	50,283
Long-term debt	97,713	100,713
Accrued expenses and other liabilities	13,270	7,105

Total liabilities	2,014,570	1,507,979

Shareholders’ Equity:
Preferred stock, no par value, authorized 20,000,000 shares;
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 31,260 shares issued and outstanding, net of discount	29,638	29,304
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 1,804,566 shares issued and outstanding	17,161	—
Common stock, no par value; authorized 80,000,000 shares; 9,041,334 and 7,341,901 issued and outstanding, respectively	86,633	70,376
Common stock warrants	2,412	2,412
Retained earnings	30,009	19,009
Stock in directors rabbi trust	(1,483)	(1,388)
Directors deferred fees obligation	1,483	1,388
Accumulated other comprehensive income (loss)	(374)	5,105

Total shareholders’ equity	165,479	126,206

Total liabilities and shareholders’ equity	$2,180,049	$1,634,185

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)

Interest income:
Interest and fees on loans	$21,332	$14,524	$56,615	$42,711
Investment securities:
Taxable	1,738	3,351	5,938	10,631
Tax-exempt	2,441	2,133	6,982	5,874
Interest on interest-earning balances and other	69	99	146	280

Total interest income	25,580	20,107	69,681	59,496

Interest expense:
Interest on demand deposits and savings	2,621	1,570	6,592	4,044
Interest on time deposits	5,280	5,401	16,246	18,212
Interest on short-term borrowings	34	26	431	408
Interest on long-term debt	799	930	2,427	2,653

Total interest expense	8,734	7,927	25,696	25,317

Net interest income	16,846	12,180	43,985	34,179
Provision for loan losses	5,436	5,000	14,382	11,000

Net interest income after provision for loan losses	11,410	7,180	29,603	23,179

Non-interest income:
Mortgage fees	462	276	1,013	829
Service charges	677	673	2,093	2,020
Earnings on bank-owned life insurance	220	231	694	664
Gain (loss) on investment securities available for sale	(63)	2,062	541	1,943
Gain on acquisition	—	—	19,289	—
Other	2,610	86	3,336	300

Total non-interest income	3,906	3,328	26,966	5,756

Non-interest expense:
Salaries and employee benefits	6,892	4,619	17,978	13,000
Occupancy	837	574	2,235	1,705
Furniture and equipment	505	359	1,466	946
Data processing and supply	560	435	1,564	1,074
Advertising and business development	323	255	987	764
Insurance, professional and other services	840	692	3,039	2,333
FDIC insurance assessments	780	780	2,160	2,210
Loan, foreclosure and collection	3,225	277	4,895	817
Other	1,517	426	3,646	1,448

Total non-interest expense	15,479	8,417	37,970	24,297

Income before income tax expense (benefit)	(163)	2,091	18,599	4,638
Income tax expense (benefit)	(823)	138	4,817	(112)

Net income	660	1,953	13,782	4,750
Less preferred stock dividends and discount accretion	591	499	1,596	1,486

Net income available to common shareholders	$69	$1,454	$12,186	$3,264

Basic earnings per common share	$0.01	$0.20	$1.41	$0.44

Diluted earnings per common share	$0.01	$0.20	$1.39	$0.44

Weighted average common shares outstanding - basic	10,845,132	7,340,128	8,727,751	7,339,561

Weighted average common shares outstanding - diluted	10,972,466	7,351,956	8,801,809	7,347,066

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net income	$660	$1,953	$13,782	$4,750

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains	6,481	10,461	8,562	16,185
Tax effect	(2,499)	(4,033)	(3,301)	(6,239)
Reclassification of (gains) losses recognized in net income	63	(2,062)	(541)	(1,943)
Tax effect	(25)	795	208	749

Net of tax amount	4,020	5,161	4,928	8,752

Cash flow hedging activities:
Unrealized holding losses	(4,523)	(8,767)	(18,085)	(12,623)
Tax effect	1,744	3,380	6,972	4,866
Reclassification of losses recognized in net income	599	350	1,149	965
Tax effect	(231)	(135)	(443)	(372)

Net of tax amount	(2,411)	(5,172)	(10,407)	(7,164)

Total other comprehensive income (loss), net of tax	1,609	(11)	(5,479)	1,588

Comprehensive income	$2,269	$1,942	$8,303	$6,338

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock		Common stock warrants	Preferred stock Series A	Preferred stock Series B	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other com- prehensive income (loss)	Total
	Shares	Amount
	(Amounts in thousands, except share and per share data)

Balance, December 31, 2008	7,350,029	$70,433	$2,412	$28,878	$—	$15,557	$(1,233)	$1,233	$3,400	$120,680
Net income	—	—	—	—	—	4,750	—	—	—	4,750
Directors deferred fees	—	—	—	—	—	—	(155)	155	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1,588	1,588
Stock-based compensation	500	23	—	—	—	—	—	—	—	23
Common stock issued pursuant to exercise of stock options	5,438	35	—	—	—		—	—	—	35
Repurchase of common shares	(15,066)	(144)	—	—	—	—	—	—	—	(144)
Preferred stock dividends and discount accretion	—	—	—	318	—	(1,486)	—	—	—	(1,168)
Cash dividends of $.05 per common share	—	—	—	—	—	(733)	—	—	—	(733)

Balance, September 30, 2009	7,340,901	$70,347	$2,412	$29,196	$—	$18,088	$(1,388)	$1,388	$4,988	$125,031

Balance, December 31, 2009	7,341,901	$70,376	$2,412	$29,304	$—	$19,009	$(1,388)	$1,388	$5,105	$126,206
Net income	—	—	—	—	—	13,782	—	—	—	13,782
Directors deferred fees	—	—	—	—	—	—	(95)	95	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(5,479)	(5,479)
Stock-based compensation	3,999	135	—	—	—	—	—	—	—	135
Common stock issued, net	1,695,434	16,122	—	—	—	—	—	—	—	16,122
Preferred stock issued, net	—	—	—	—	17,161	—	—	—	—	17,161
Preferred stock dividends and discount accretion	—	—	—	334	—	(1,596)	—	—	—	(1,262)
Cash dividends of $.05 per common share	—	—	—	—	—	(1,186)	—	—	—	(1,186)

Balance, September 30, 2010	9,041,334	$86,633	$2,412	$29,638	$17,161	$30,009	$(1,483)	$1,483	$(374)	$165,479

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Amounts in thousands)
Operating activities
Net income	$13,782	$4,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,441	1,480
Provision for loan losses	14,382	11,000
Provision for losses on foreclosed assets	1,700	360
Amortization of securities premiums and discounts, net	255	129
Amortization of core deposit intangible	269	184
Accretion of fair value purchase accounting adjustments	(4,636)	—
Stock-based compensation	135	23
Deferred compensation	600	440
Earnings on bank-owned life insurance	(694)	(664)
Gain on acquisition	(19,289)	—
Gain on investment securities available for sale	(541)	(1,943)
Loss on disposal of premises and equipment	—	10
Loss on sales of foreclosed assets	310	117
Changes in assets and liabilities:
Increase in loans held for sale	(548)	(1,305)
(Increase) decrease in accrued interest receivable	1,677	(718)
(Increase) decrease in other assets	26,859	(4,826)
Increase in accrued expenses and other liabilities	3,389	1,366
Other operating activities, net	1,183	—

Net cash provided by operating activities	40,274	10,403

Investing activities
Purchases of investment securities available for sale	(40,410)	(63,943)
Proceeds from sales of investment securities available for sale	74,746	52,304
Proceeds from maturities of investment securities available for sale	42,883	38,120
Redemption of Federal Home Loan Bank stock	580	7,284
Investment in bank-owned life insurance	(14)	(20)
Net increase in loans	(75,655)	(59,854)
Purchase of premises and equipment	(3,512)	(3,154)
Proceeds from disposal of premises and equipment	14	27
Purchase of interest rate derivative	—	(24,003)
Net cash received from acquisition	61,112	—
Investment in foreclosed assets	(1,205)	(757)
Proceeds from sales of foreclosed assets	9,694	4,627

Net cash provided (used) by investing activities	68,233	(49,369)

Financing activities
Net increase (decrease) in deposits	6,688	286,156
Net decrease in short-term borrowings	(40,896)	(160,302)
Net decrease in long-term debt	(24,602)	—
Proceeds from issuance of common stock, net of issuance costs	16,122	—
Proceeds from issuance of preferred stock, net of issuance costs	17,161	—
Proceeds from exercise of stock options, net	—	35
Purchase and retirement of common shares	—	(144)
Cash dividends paid, net	(2,448)	(2,187)

Net cash provided (used) by financing activities	(27,975)	123,558

Net increase in cash and cash equivalents	80,532	84,592
Cash and cash equivalents, beginning of period	48,173	36,770

Cash and cash equivalents, end of period	$128,705	$121,362

See accompanying notes.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This quarterly report should be read in conjunction with the Annual Report. There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates since the December 31, 2009 Annual Report on Form 10-K.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. The accounting principles and methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

Certain reclassifications have been made to conform prior year financial information to the current period presentation. These reclassifications had no material impact on the unaudited consolidated financial statements.

NOTE 2 – FDIC-ASSISTED ACQUISITION

On April 9, 2010, the Bank acquired certain assets and assumed certain liabilities of Beach First National Bank (“Beach First”) from the Federal Deposit Insurance Corporation (“FDIC”) in a FDIC-assisted transaction. Beach First was a full-service commercial bank headquartered in Myrtle Beach, South Carolina that operated seven branch locations in the Coastal South Carolina region. The Bank made this acquisition to enter into a new market outside the central North Carolina region and to allow the Bank to expand its geographic footprint. The loans and other real estate owned acquired as part of the Purchase and Assumption Agreement, are covered by two loss share agreements between the FDIC and the Bank (one for single family residential mortgage loans and the other for all other loans and other real estate owned), which affords the Bank significant loss protection. Under the terms of the loss share agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The term for the loss share agreement for single family residential mortgage loans is in effect for 10 years from the April 9, 2010 acquisition date and the loss share agreement for all other loans and other real estate owned is in effect for five years from the acquisition date. The loss recovery provisions are in effect for 10 years and eight years, respectively, from the acquisition date.

The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values become available. A pre-tax gain totaling $19.3 million ($11.9 million tax-effected) resulted from the acquisition and is included as a component of non-interest income in the consolidated statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. The results of operations of Beach First for the period of April 9, 2010 to September 30, 2010 are included in the consolidated financial statements.

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

Loans acquired through business combinations that do not meet the specific criteria of ASC Topic 310-30, but for which a discount is attributable, at least in part, to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

A summary of the net assets received from the FDIC and the estimated fair value adjustments resulting in the net gain are as follows:

April 9, 2010
(In thousands)

Beach First’s cost basis net assets	$55,948
Cash payment from the FDIC	13,267
Fair value adjustments:
Investment securities available for sale	(472)
Loans	(130,934)
FDIC indemnification asset	87,765
Other real estate owned	(1,998)
Core deposit intangible	1,118
Time deposits	(1,396)
Borrowings	(2,491)
Deferred tax liability	(7,436)
Other liabilities	(1,518)

Net after-tax gain on acquisition	$11,853

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

Under the terms of the Purchase and Assumption Agreement, the Bank has the option to notify the FDIC of its intent to acquire the real estate, banking facilities, furniture and equipment of Beach First (the “Beach First premises and equipment”) from the FDIC at their fair market value as of the acquisition date. During the third quarter of 2010, the Bank notified the FDIC of its intention to purchase certain Beach First premises and equipment totaling $989,000.

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

Proceeds from the Private Placement, after deducting issuance costs, were $16.1 million and $17.2 million for common stock issued and Series B Preferred Stock issued, respectively. The amount of issuance costs for the Private Placement was $832,000 and $885,000, respectively.

NOTE 4 – COMMITMENTS – OFF-BALANCE SHEET RISK

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

BNC BANCORP

Notes to Consolidated Financial Statements

receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements.

Outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk are as follows:

	September 30, 2010	December 31, 2009
Commitments under unfunded loans and lines of credit	$176,792	$156,538
Letters of credit	15,729	13,091
Unused credit card lines	7,823	—
Commitments to sell loans held for sale	3,314	2,766

NOTE 5 – EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares and participating securities outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common stock during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock awards and the warrant under the United States Treasury’s Capital Purchase Program. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive.

The weighted average numbers of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income available to common shareholders	$69	$1,454	$12,186	$3,264
Add: Convertible preferred stock dividends	90	—	90	—

Net income available to participating common shareholders	$159	$1,454	$12,276	$3,264

Weighted average common shares - basic	9,040,566	7,340,128	8,013,857	7,339,561
Add: Convertible preferred stock	1,804,566	—	713,894	—

Weighted average participating common shares - basic	10,845,132	7,340,128	8,727,751	7,339,561
Effects of dilutive stock options, restricted stock and warrant	127,334	11,828	74,058	7,505

Weighted average participating common shares - diluted	10,972,466	7,351,956	8,801,809	7,347,066

For the three months and nine months ended September 30, 2010, there were 116,053 and 121,653 common stock options, respectively, that were anti-dilutive because the exercise price exceeded the average share value for the periods.

NOTE 6 – SHARE-BASED COMPENSATION

The Company maintains share-based compensation plans for directors and key employees. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note K to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31,

BNC BANCORP

Notes to Consolidated Financial Statements

2009. On June 15, 2010, at the 2010 Annual Meeting of the Company’s shareholders, the shareholders approved Amendment No. 1 to the Company’s Omnibus Stock Ownership and Long Term Incentive Plan. This amendment provides for an increase of 400,000 shares of the Company’s common stock underlying rights which may be granted pursuant to the plan.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. The assumptions used for the grants of options to employees for the nine months ended September 30, 2010 is presented below.

Assumptions in estimating option values:

Weighted-average volatility	34.46%
Expected dividend yield	2.05%
Risk-free interest rate	3.57%
Expected life	10 years

A summary of option activity under the stock option plans as of September 30, 2010 and changes during the nine months ended September 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	266,720	$9.62
Granted	7,000	9.75
Exercised	—	—
Forfeited	(3,575)	9.34

Outstanding at September 30, 2010	270,145	9.63	4.0 years	$410

Exercisable at September 30, 2010	250,529	9.74	3.6 years	$378

Share options expected to vest	19,616	8.25	9.1 years	$32

As of September 30, 2010, there was $49,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 2.07 years. The total intrinsic value of options exercised during the nine months ended September 30, 2009 was $10,000. There were no stock options exercised during the nine months ended September 30, 2010.

BNC BANCORP

Notes to Consolidated Financial Statements

Restricted Stock Awards. A summary of the status of the Company’s non-vested stock awards as of September 30, 2010 and changes during the nine months ended September 30, 2010 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2009	50,269	$7.03
Granted	8,000	9.78
Exercised	—	—
Vested	(3,999)	7.80

Non-vested at September 30, 2010	54,270	$7.38

As of September 30, 2010, there was $278,000 of total unrecognized compensation cost related to non-vested stock awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.33 years. The fair value of stock awards vested during the nine months ended September 30, 2010 was $31,000. There was no vesting of stock awards for the nine months ended September 30, 2009.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 7 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of September 30, 2010 and December 31, 2009 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
September 30, 2010
Available for sale:
State and municipals	$209,316	$10,262	$596	$218,982
Mortgage-backed	123,305	9,221	—	132,526
Other	47	—	—	47

	$332,668	$19,483	$596	$351,555

Held to maturity:
Corporate bonds	$6,000	$—	$720	$5,280

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Amounts in thousands)
December 31, 2009
Available for sale:
State and municipals	$186,526	$4,328	$2,261	$188,593
Mortgage-backed	163,067	8,799	—	171,866
Other	47	—	—	47

	$349,640	$13,127	$2,261	$360,506

Held to maturity:
Corporate bonds	$6,000	$—	$640	$5,360

The following is a summary of realized gains and losses from the sales of investment securities classified as available for sale.

	Nine Months Ended September 30,
	2010	2009
	(Amounts in thousands)

Gross gains on sales on investment securities available for sale	$614	$2,062
Gross losses on sales on investment securities available for sale	(73)	—
Other than temporary impairment loss on an equity investment	—	(119)

Total investment securities gains (losses)	$541	$1,943

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

BNC BANCORP

Notes to Consolidated Financial Statements

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)

Available for sale:
State and municipals	$2,679	$52	$10,912	$544	$13,591	$596

Held to maturity:
Corporate bonds	$—	$—	$5,280	$720	$5,280	$720

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)

Available for sale:
State and municipals	$37,336	$714	$25,544	$1,547	$62,880	$2,261

Held to maturity:
Corporate bonds	$—	$—	$5,360	$640	$5,360	$640

At September 30, 2010, the unrealized losses relate to 19 state and municipal securities and two corporate bonds. Of those, 15 of the state and municipal securities had continuous unrealized losses for more than 12 months. At December 31, 2009, the unrealized losses related to 75 state and municipal securities and two corporate bonds. Of those, 28 of the state and municipal securities had continuous unrealized losses for more than twelve months. The deterioration in value is attributable to changes in market interest rates and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and it is management’s intent and ability to hold these securities until maturity, none of the securities are deemed to be other than temporarily impaired.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 8 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of the loan portfolio at the periods presented:

	September 30, 2010	December 31, 2009
	(Amounts in thousands)

Loans covered under loss share agreements:	$330,761	$—

Loans not covered under loss share agreements:
Commercial (secured by real estate)	536,903	449,528
Commercial construction	170,528	183,509
Commercial and industrial	108,682	113,670

Total commercial	816,113	746,707
Residential construction	31,072	50,156
Residential mortgage	276,250	257,445
Leases	11,544	12,216
Loans to individuals	9,995	12,655

Total loans not covered under loss share agreements	1,144,974	1,079,179

Total loans	$1,475,735	$1,079,179

The Company’s loans covered under loss share agreements portfolio is comprised of the following balances:

	September 30, 2010
	Impaired Acquired Loans	All Other Acquired Loans	Total
	(Amounts in thousands)

Loans covered under loss share agreements:
Commercial (secured by real estate)	$24,959	$107,120	$132,079
Commercial construction	21,554	40,037	61,591
Commercial and industrial	2,865	25,759	28,624

Total commercial	49,378	172,916	222,294
Residential construction	—	2,041	2,041
Residential mortgage	19,568	81,637	101,205
Loans to individuals	11	5,210	5,221

Total loans covered by loss share agreements	$68,957	$261,804	$330,761

Initial contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans impaired at acquisition date during the nine months ended September 30, 2010 are as follows:

BNC BANCORP

Notes to Consolidated Financial Statements

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

The following shows the changes in the carrying value of covered acquired loans and accretable yield for covered loans receivable for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount
	(Amounts in thousands)

Balance at beginning of period	$(15,310)	$345,372	$—	$—
Additions due to acquisitions	—	—	(16,310)	356,842
Reductions from payments and foreclosures, net	—	(15,761)	—	(28,231)
Accretion	1,150	1,150	2,150	2,150

Balance at end of period	$(14,160)	$330,761	$(14,160)	$330,761

BNC BANCORP

Notes to Consolidated Financial Statements

An analysis of the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Balance at beginning of period	$19,038	$15,067	$17,309	$13,210
Provision charged to operations	5,436	5,000	14,382	11,000
Loans charged-off:
Commercial (secured by real estate)	1,960	430	4,736	1,822
Commercial construction	453	2,089	1,296	3,285
Commercial and industrial	2,129	285	4,503	776
Residential construction	210	235	687	729
Residential mortgage	978	297	1,752	806
Leases	1	15	8	22
Loans to individuals	82	43	233	186

Total loans charged-off	5,813	3,394	13,215	7,626

Recoveries of loans previously charged-off:
Commercial (secured by real estate)	18	—	29	1
Commercial construction	24	—	26	—
Commercial and industrial	37	—	73	38
Residential construction	15	4	22	32
Residential mortgage	61	9	174	13
Loans to individuals	3	—	19	18

Total recoveries	158	13	343	102

Net charge-offs	5,655	3,381	12,872	7,524

Balance at end of period	$18,819	$16,686	$18,819	$16,686

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. At September 30, 2010, the recorded investment in loans considered impaired totaled $86.3 million, of which $69.0 million are covered under loss share agreements. Of such loans, $4.8 million had valuation allowances aggregating $1.2 million. At December 31, 2009, the recorded investment in loans considered impaired totaled $22.9 million, of which $11.3 million of loans had corresponding valuation allowances of $2.1 million.

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

BNC BANCORP

Notes to Consolidated Financial Statements

During 2005 and 2006, the Company entered into cash flow hedges with notional amounts aggregating $25 million and $30 million, respectively, to fix the interest rate received on certain variable rate loans at a combined weighted average rate of 7.85%. The aggregate fair value of these derivatives of $858,000 is included in other assets in the accompanying consolidated balance sheet at September 30, 2010. The change in fair value of these derivatives was a decrease of $612,000 and $1.7 million for the three and nine months ended September 30, 2010, respectively, and is included in other comprehensive income. During the three and nine months ended September 30, 2010, no hedge ineffectiveness was recognized on these loan cash flow hedges.

During 2009, the Company entered into a five-year interest rate cap contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. The objective of this cash flow hedge relationship is to offset the effect of interest rate changes, whenever funding rates are higher than the interest rate cap’s strike price. The fair value of this derivative at September 30, 2010 was an asset of $4.0 million, which is included in other assets in the accompanying consolidated balance sheet. The change in fair value of this derivative was a decrease of $3.9 million and $16.4 million for the three and nine months ended September 30, 2010, respectively, and is included in other comprehensive income. In addition, ineffectiveness related to this hedge that arose during the three and nine months ended September 30, 2010, amounted to $599,000 and $1.1 million, respectively, and is included in interest expense on demand deposits in the accompanying consolidated statement of income.

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

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments, as well as their classification on the balance sheet as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Balance sheet location	Estimated fair value	Balance sheet location	Estimated fair value
	(Amounts in thousands)

Interest rate swaps	Other assets	$858	Other assets	$2,561
Interest rate cap	Other assets	3,954	Other assets	20,336

Total derivatives		$4,812		$22,897

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and identified intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by a valuation model. The last test for goodwill impairment, conducted as of December 31, 2009, concluded that there was no goodwill impairment. No impairment charges were recognized as of September 30, 2010. The carrying amount of goodwill and other intangible assets was $26.1 million and $2.4 million as of September 30, 2010, respectively, and $26.1 million and $1.6 million, as of September 30, 2009, respectively.

BNC BANCORP

Notes to Consolidated Financial Statements

NOTE 11 – FAIR VALUE MEASUREMENT

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

The following methods and assumptions were used to estimate the fair value of financial instruments. For cash and cash equivalents, FHLB stock, loans held for sale, variable-rate loans, accrued interest receivable and payable, demand deposits and savings, and short-term borrowings, the carrying amount is estimated to be fair value. For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair values for fixed-rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. The fair value of the FDIC loss share receivable is determined to be equal to 80% of the fair value of current expected losses to be incurred on covered assets and reimbursed by the FDIC based on the terms of the FDIC loss share agreements. The fair value of bank-owned life insurance is based on the cash surrender value, as determined by the insurer. Fair values for deposits with a stated maturity date (time deposits) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these accounts to a schedule of aggregated expected monthly maturities on time deposits. The fair value of long-term debt is determined utilizing the current market for like-kind instruments of a similar maturity and structure. Fair values for derivative agreements are based upon the amounts required to settle the contracts. The fair value of financial instruments with off-balance sheet risk is not considered to be material, so they are not included in the following table.

BNC BANCORP

Notes to Consolidated Financial Statements

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$128,705	$128,705	$48,173	$48,173
Investment securities available for sale	351,555	351,555	360,506	360,506
Investment securities held to maturity	6,000	5,280	6,000	5,360
Federal Home Loan Bank stock	9,241	9,241	6,160	6,160
Loans held for sale	3,314	3,314	2,766	2,766
Loans receivable, net	1,456,916	1,462,448	1,061,870	1,066,819
FDIC loss share receivable	64,939	64,939	—	—
Accrued interest receivable	9,218	9,218	8,178	8,178
Investment in bank-owned life insurance	28,301	28,301	27,593	27,593

Financial liabilities:
Demand deposits and savings	$891,695	$891,695	$645,130	$645,130
Time deposits	963,885	984,139	704,748	718,580
Short-term borrowings	48,007	48,007	50,283	50,283
Long-term debt	97,713	89,868	100,713	89,793
Accrued interest payable	1,779	1,779	1,402	1,402

On-balance sheet derivative financial instruments:
Derivative agreements – asset (liability):
Interest rate swap agreements	$858	$858	$2,561	$2,561
Interest rate cap agreement	3,954	3,954	20,336	20,336

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

BNC BANCORP

Notes to Consolidated Financial Statements

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	Assets (Liabilities) Measured at Fair Value

		Fair Value Measured Using
Description		Level 1	Level 2	Level 3
		(Amounts in thousands)
At September 30, 2010:
Available-for-sale securities	$351,555	$—	$351,555	$—
Interest rate swaps	858	—	858	—
Interest rate cap	3,954	—	3,954	—
At December 31, 2009:
Available-for-sale securities	$360,506	$—	$360,506	$—
Interest rate swaps	2,561	—	2,561	—
Interest rate cap	20,336	—	20,336	—
At September 30, 2009:
Available-for-sale securities	$406,139	$—	$406,139	$—
Interest rate swaps	3,074	—	3,074	—
Interest rate swap	15,046	—	15,046	—

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Assets (Liabilities) Measured at Fair Value

		Fair Value Measured Using
Description		Level 1	Level 2	Level 3
		(Amounts in thousands)
At September 30, 2010:
Loans held for sale	$3,314	$—	$3,314	$—
Impaired loans	85,067	—	—	85,067
Other real estate owned	35,688	—	—	35,688
At December 31, 2009:
Loans held for sale	$2,766	$—	$2,766	$—
Impaired loans	20,757	—	—	20,757
Other real estate owned	14,325	—	—	14,325
At September 30, 2009:
Loans held for sale	$1,865	$—	$1,865	$—
Impaired loans	20,978	—	—	20,978
Other real estate owned	12,732	—	—	12,732

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

Overview and Executive Summary

BNC Bancorp (the “Company”) is a bank holding company for Bank of North Carolina (the “Bank”), its wholly owned banking subsidiary. The Company also maintains four wholly-owned special-purpose subsidiary trusts that issue trust preferred securities. The information in the consolidated financial statements relates primarily to the Bank. The Bank has three subsidiaries: BNC Credit Corp. which serves as the Bank’s trustee on deeds of trust and Sterling Real Estate Holdings, LLC and Sterling Real Estate Development of North Carolina, LLC, which hold and dispose of the Bank’s real estate owned.

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

The Bank provides a wide range of banking services tailored to the particular banking needs of the communities it serves in North Carolina and coastal South Carolina. It is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from the Bank’s lines of credit, to primarily make consumer and commercial loans. The Bank has pursued a strategy that emphasizes its local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, the Bank makes business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; and commercial real estate loans. The Bank also makes residential mortgage loans. The Bank also offers a wide range of banking services, including checking and savings accounts, commercial, installment and personal loans, safe deposit boxes, and other associated services. The Company has recruited and developed a private banking group that is working closely with our retail, business services and wealth management area to provide a concierge-type service level for higher need banking relationships. The Bank’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses through its 23 full-service banking offices in North and South Carolina.

Due to unprecedented asset quality challenges and the prolonged economic downturn, the U.S. banking industry has been experiencing serious financial challenges. During this time of crisis, the Company began preparing to benefit from growth opportunities, both organically and through acquisition. The Company’s ability to participate in the FDIC-assisted acquisition of Beach First National Bank (“Beach First”), headquartered in Myrtle Beach, South Carolina, creates opportunities to significantly increase our franchise. Myrtle Beach and the surrounding beach communities are attractive markets with strong demographics, a vibrant retail economy, and a growing core deposit base. During the first nine months of 2010, with the impact of the economic slowdown ongoing, management has continued to focus on managing credit quality, maintaining adequate liquidity sources and managing capital of the Company. The Company continues its on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment. The Company is committed to building long-term value for our shareholders, and in the changing regulatory and economic landscape, core deposit growth will be an even more critical element finding successful and profitable growth initiatives. We have a retail banking team that oversees product development, sales, training, accountability and consistency and quality of delivery in each of our offices in our banking regions.

The Company’s senior management continues to work closely with credit administration, third-party credit review specialists, and lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy. When a problem is identified, management remains diligent in assessing the situation and moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with the Bank to achieve an acceptable resolution of the credit. Weaknesses in residential and commercial development and high unemployment levels in our market areas resulted in higher charge-offs during the third quarter of 2010 and for the first nine months of 2010.

Results of Operations

The Company’s net income available to common shareholders for the third quarter ended September 30, 2010 was $69,000, or $0.01 per diluted share, compared to $1.5 million, or $0.20 per diluted share, for the quarter ended September 30, 2009 and $11.2 million, or $1.45 per diluted share, for the quarter ended June 30, 2010. The annualized return on average assets was 0.12% during the third quarter of 2010, compared to 0.47% for third quarter of 2009.

For the first nine months of 2010, income available to common shareholders was $12.2 million, or $1.39 per diluted share, compared to $3.3 million, or $0.44 per diluted share, for the same period in 2009. The year-to-date results include the impact of the acquisition gains reported during the second quarter of 2010 resulting from the acquisition of Beach First. The annualized return on average assets was 0.93% during the first nine months of 2010, compared to 0.39% for the same period in 2009.

The Company’s net income during the third quarter of 2010 was significantly impacted by a higher level of net charge-offs, write downs of other real estate owned (“OREO”) properties and nonperforming assets due to the ongoing economic downturn and continued high unemployment. Net charge-offs for the third quarter of 2010 were $5.7 million, or 1.56% of average loans, compared to $3.4 million, or 1.27% of average loans in the third quarter of 2009. Nonperforming assets not covered by loss sharing agreements amounted to $36.7 million at September 30, 2010, an increase from the $24.4 million at September 30, 2009. At September 30, 2010, there were $86.8 million of nonperforming assets covered by loss share agreements. Net charge-offs for the nine-month period ended September 30, 2010 totaled $12.9 million, an increase from the $7.5 million for the same 2009 period. Of the overall increase in net charge-offs of $5.4 million, $4.6 million was reflected in the commercial loan categories.

Total assets at September 30, 2010 increased $475.4 million, or 27.9% compared to September 30, 2009. Period-end loans increased $427.9 million, or 40.8%, from the same prior year period. Period-end deposits increased $423.4 million, or 29.6% from September 30, 2009. The Company remains well-capitalized with total equity of $165.5 million at September 30, 2010, an increase of $40.4 million, or 32.4% from September 30, 2009. The significant increases were from the bargain purchase gain associated with the acquisition of Beach First and the $35.0 million private placement of our common stock and Series B Preferred Stock in June 2010.

Net Interest Income

Net interest income for the third quarter of 2010 increased by $4.7 million, or 38.3%, to $16.8 million when compared to the third quarter of 2009. Net interest income on a fully taxable equivalent basis was $18.2 million for the third quarter of 2010, compared to $13.4 million for the third quarter of 2009. The net interest margin on a fully taxable equivalent basis was 3.76%, an increase of 29 basis points when compared to 3.47% for the third quarter of 2009. The improvement in the net interest margin was primarily due to the reduction in the average rates for outstanding time deposits and borrowings from period to period, as well as the favorable mix of yields and rates on the acquired interest-earning assets and interest-bearing liabilities from Beach First.

The following table presents the average balances of assets, liabilities and shareholders’ equity, interest income and expense, and average yields and rates by asset and liability component for the periods indicated:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans and leases	$1,450,896	$21,332	5.83%	$1,056,363	$14,524	5.45%
Investment securities*	348,687	5,552	6.32%	431,647	6,684	6.14%
Interest-earning balances and other	121,916	69	0.22%	43,498	99	0.90%

Total interest-earning assets	1,921,499	26,953	5.57%	1,531,508	21,307	5.52%

Other assets	265,784			109,043

Total assets	$2,187,283			$1,640,551

Interest-bearing liabilities:
Deposits:
Demand deposits	$754,410	2,612	1.37%	$494,662	1,567	1.26%
Savings deposits	17,329	9	0.21%	12,271	3	0.10%
Time deposits	976,147	5,280	2.15%	800,739	5,401	2.68%
Borrowings	148,755	833	2.22%	133,764	956	2.84%

Total interest-bearing liabilities	1,896,641	8,734	1.83%	1,441,436	7,927	2.18%

Non-interest-bearing deposits	109,366			64,656
Other liabilities	14,334			8,206
Shareholders’ equity	166,942			126,253

Total liabilities and shareholders’ equity	$2,187,283			$1,640,551

Net interest income and interest rate spread*		$18,219	3.74%		$13,380	3.34%

Net interest margin*			3.76%			3.47%

*	Yields on tax-exempt investments have been adjusted to a fully taxable equivalent basis. The taxable equivalent adjustment was $1.4 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively.

Total interest income increased $5.5 million for the third quarter of 2010 when compared to the same quarter of 2009, due to the $390.0 million increase in average interest-earning assets, primarily from the Beach First acquisition. The average tax equivalent yield on total interest-earning assets for the current quarter was 5.57%, a 5 basis point increase from the 5.52% in the third quarter of 2009. During the third quarter of 2010, average loans increased by $394.5 million, offset by the decrease in average investment securities by $83.0 million when compared to the prior year quarter. Interest-earning balances and other increased $78.4 million, primarily from the significantly higher interest-earning bank balances that were kept to support the Beach First acquisition.

Total interest expense increased $807,000 for the third quarter of 2010 when compared to the same quarter of 2009. Rates paid on interest-bearing liabilities decreased 35 basis points in the third quarter of 2010, from 2.18% to 1.83%, which were offset by the $455.2 million increase in average interest-bearing liabilities, primarily from the Beach First acquisition. Rates paid on time deposits decreased 53 basis points in the third quarter of 2010 compared to the same quarter of 2009, primarily as a result of the re-pricing of the time deposits at lower interest rates. In addition, rates paid on borrowings decreased by 62 basis points in the third quarter of 2010, from 2.84% to 2.22%, due to the extremely low interest rate environment. For the third quarter of 2010 and 2009, the Company’s tax equivalent net interest spread was 3.74% and 3.34%, respectively.

Net interest income for the nine months ended September 30, 2010 increased by $9.8 million, or 28.7%, to $44.0 million when compared to the same period of 2009. Net interest income on a fully taxable equivalent basis was $47.9 million for the first nine months of 2010, compared to $37.5 million for the same period of 2009. The net interest margin on a fully taxable equivalent basis was 3.63%, an increase of 28 basis points when compared to 3.35% for the nine months ended September 30, 2009. The improvement in the net interest margin was primarily due to the reduction in the average rates for outstanding time deposits from period to period, as well as the favorable mix of yields and rates on the acquired interest-earning assets and interest-bearing liabilities from Beach First.

The following table presents the average balances of assets, liabilities and shareholders’ equity, interest income and expense, and average yields and rates by asset and liability component for the periods indicated:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans and leases	$1,321,371	$56,615	5.73%	$1,015,961	$42,711	5.62%
Investment securities*	354,750	16,847	6.35%	437,985	19,809	6.05%
Interest-earning balances and other	89,792	146	0.22%	43,460	280	0.86%

Total interest-earning assets	1,765,913	73,608	5.57%	1,497,406	62,800	5.61%

Other assets	218,748			120,841

Total assets	$1,984,661			$1,618,247

Interest-bearing liabilities:
Deposits:
Demand deposits	$671,660	6,572	1.31%	$418,868	4,035	1.29%
Savings deposits	14,240	20	0.19%	11,769	9	0.10%
Time deposits	891,079	16,246	2.44%	820,175	18,212	2.97%
Borrowings	158,112	2,858	2.42%	168,532	3,061	2.43%

Total interest-bearing liabilities	1,735,091	25,696	1.98%	1,419,344	25,317	2.38%

Non-interest-bearing deposits	91,901			64,986
Other liabilities	12,012			10,282
Shareholders’ equity	145,657			123,635

Total liabilities and shareholders’ equity	$1,984,661			$1,618,247

Net interest income and interest rate spread*		$47,912	3.59%		$37,483	3.22%

Net interest margin*			3.63%			3.35%

*	Yields on tax-exempt investments have been adjusted to a fully taxable equivalent basis. The taxable equivalent adjustment was $3.9 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Provision for Loan Losses

The provision for loan losses reflects management’s judgment of the amount of allowance for loan losses needed to reflect the incurred losses associated with the Company’s loan portfolio. The allowance for loan losses is based on the Company’s loss experience and changes in the economic environment, as well as an ongoing assessment of credit quality. The Company recorded a provision for loan losses of $5.4 million in the third quarter of 2010 and $14.4 million for the nine months ended September 30, 2010 compared to a provision for loan losses of $5.0 million in the third quarter of 2009 and $11.0 million for the same nine-month period of 2009. The level of our allowance for loan losses expressed as a percentage of gross loans not covered by loss sharing agreements increased from 1.59% at September 30, 2009 to 1.64% at September 30, 2010.

Non-Interest Income

Non-interest income for the third quarter of 2010 was $3.9 million compared to $3.3 million for the same quarter of 2009. Included in non-interest income was $63,000 of loss on sales of investment securities and $2.0 million of income associated with the accretion of the discount on the FDIC indemnification asset and income associated with the recovery of 90 day interest from claimed loss share loans. During the third quarter of 2009, included in non-interest income was $2.1 million of gains of sales of investment securities. Excluding investment securities transactions and income relating to FDIC transactions, non-interest income was $1.9 million for the current quarter, up 52.1% from the $1.3 million reported for the third quarter of 2009.

For the first nine months of 2010, non-interest income was $27.0 million compared to $5.8 million for the same period in 2009. Included in non-interest income was $541,000 of gain on sales of investment securities, $2.0 million of income associated with adjustments to the FDIC receivable for payments received and related loss share receipts and a $19.3 million acquisition gain from the FDIC-assisted acquisition of Beach First. During the first nine months of 2009, included in non-interest income was $1.9 million of gains of sales of investment securities. Excluding investment securities transactions, income relating to FDIC transactions, non-interest income was $5.1 million of the first nine months of 2010, up 33.6% from the $3.8 million reported for the same period of 2009.

From the acquisition, non-interest income increased $384,000 and $665,000 for the third quarter 2010 and for the first nine months of 2010, respectively, from merchant fee and debit/credit card income, a significant source of revenue in the retail-oriented coastal economy.

Mortgage fees generated from the Company’s mortgage market operations increased $186,000, or 67.4%, compared to the third quarter of 2009 and increased $184,000, or 22.2%, when compared to the first nine months of 2009, primarily due to the increased originations and refinancing due to the continued low mortgage interest rates.

Service charges on deposit accounts had minimal increases for the third quarter of 2010 and for the first nine months of 2010 when compared to 2009 periods. Overall growth in volume of the related service charges were offset by lower overdraft and NSF fees due to new Federal Reserve Board’s consumer protection regulations.

Non-Interest Expense

The Company strives to maintain levels of non-interest expense that management believes are appropriate given the nature of its operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum the Company has experienced has been the continuous investment in the core banking franchise, both in people and locations. As the Company strives to maintain momentum in its growth and strategy, it will incur costs associated with investments in people, facilities and technology that are anticipated to benefit the shareholders as these investments reach their potential.

Non-interest expenses for the third quarter of 2010 increased $7.1 million, or 83.9%, compared to the same quarter of 2009. The higher level of non-interest expense in the third quarter of 2010 was primarily due to the additional operating expense from the Beach First acquisition and acquisition-related expenses. As a result of the acquisition and continued growth of the legacy bank, personnel costs have increased $2.3 million, or 49.2%, compared to the same quarter of 2009 and increased $5.0 million, or 38.3%, compared to the first nine months of 2009.

Insurance, professional and other service fees increased $148,000, or 21.4%, compared to the same quarter of 2009, mostly due to increased professional fees associated with the acquisition. Insurance, professional and other service fees increased $706,000, or 30.3%, for the first nine months of 2010 compared to the same period in 2009. This increase was mainly due to the costs associated with the acquisition.

Loan, foreclosure and collection expenses have increased $2.9 million compared to the same quarter of 2009 and increased $4.1 million compared to the first nine months of 2009. The increase in 2010 was primarily relating to the writing down of other real estate owned properties by $1.7 million during the third quarter and increases in the on-going expenses relating to these properties and other foreclosure and collection related expenses.

Other non-interest expense components increased due to the additional operating expense from the acquisition, as stated above.

Income Taxes

The Company generates significant amounts of non-taxable income from tax exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes significantly affects our effective tax rate. For the nine months ended September 30, 2010, income tax expense was $4.8 million compared to a tax benefit of $112,000 for the same period in 2009. The significant increase was due to the higher pre-tax earnings as a result of the Beach First acquisition. During the third quarter of 2010, the Company recorded an income tax benefit of $823,000 compared to income tax expense of $138,000 for the third quarter of 2009. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.

Preferred Stock Dividend and Accretion

For the third quarters of 2010 and 2009, dividends on preferred stock and accretion amounted to $591,000 and $499,000, respectively. The increase is associated with the preferred stock dividend paid on the Series B Preferred Stock that was issued during the second quarter of 2010. The remaining amounts were associated with the Series A Preferred Stock that was issued to the United States Treasury in December 2008, in connection with our participation in the TARP Capital Purchase Program. For the first nine months of 2010 and 2009, dividends on preferred stock and accretion amounted to $1.6 million and $1.5 million, respectively.

Allowance for Loan Losses and Asset Quality

At September 30, 2010, the allowance for loan losses was $18.8 million, or 1.64% of loans not covered by loss share agreements, compared to $17.3 million, or 1.60% at December 31, 2009, and $16.7 million, or 1.59%, at September 30, 2009. The $1.5 million and $2.1 million increase in the allowance for non-covered loans since December 31, 2009 and September 30, 2009, respectively, was primarily due to deterioration in credit quality within non-covered commercial loans.

The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with the loan portfolio. The Company recorded a provision for loan losses of $14.4 million for the first nine months of 2010, which is a $3.4 million increase in the provision for loan losses compared to $11.0 million for the same period in 2009. Adjustments to the allowance are necessary to fund the reserve at a level dictated by the Company’s reserving methodologies. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan losses. A detailed description of our methodology was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management believes the September 30, 2010 allowance level is adequate to absorb credit losses inherent in the loan portfolio.

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

Nonperforming assets include nonaccrual loans, accruing loans 90 days or more past due, and OREO. At September 30, 2010, nonperforming assets not covered by loss share agreements were $36.7 million, or 1.99% of total assets, compared to $33.0 million, or 2.02% of total assets at December 31, 2009 and $24.4 million, or 1.43% of total assets at September 30, 2009. Nonperforming assets including assets covered under loss share agreements were $123.5 million, or 5.66% of total assets at September 30, 2010. Nonperforming assets covered by loss share agreements provide significant loss protection by the FDIC. At September 30, 2010, nonaccrual loans not covered by loss share agreements were $10.6 million, a decrease of $8.1 million from December 31, 2009 and a decrease of $1.1 million from September 30, 2009. Nonaccrual loans, including covered loans, were $87.8 million at September 30, 2010. At September 30, 2010, OREO increased to $35.7 million, an increase of $21.4 million and $23.0 million from December 31, 2009 and September 30, 2009, respectively. Of these increases, $9.6 million was due to the higher levels of OREO resulting from the Beach First acquisition and are covered by loss share agreements. At September 30, 2010, $18.2 million of the OREO portfolio relates to construction, land and land development activities. OREO assets are carried at the lower of carrying value or fair value using current appraisals and/or valuations. The Company is actively marketing all of its OREO properties.

The following is a summary of nonaccrual loans at the periods presented:

	September 30, 2010	December 31, 2009	September 30, 2009
	(Amounts in thousands)

Commercial (secured by real estate)	$31,004	$3,201	$424
Commercial construction	23,744	4,979	7,961
Commercial and industrial	4,574	5,055	870

Total commercial	59,322	13,235	9,255
Residential construction	1,024	2,191	757
Residential mortgage	27,370	3,257	1,591
Loans to individuals	37	—	—
Leases	—	19	102

Total non-accrual loans	$87,753	$18,702	$11,705

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

The following is a summary of OREO at the periods presented:

	September 30, 2010	December 31, 2009	September 30, 2009
	(Amounts in thousands)

Residential 1-4 family properties	$7,398	$2,391	$3,110
Multifamily properties	246	—	—
Commercial properties	9,818	1,743	1,605
Construction, land development and other land	18,226	10,191	8,017

Total OREO	$35,688	$14,325	$12,732

At September 30, 2010, loans that were restructured or modified were $8.7 million, an increase of $3.7 million from December 31, 2009 and an increase of $3.9 million from September 30, 2009.

Net charge-offs for the third quarter of 2010 were $5.7 million, as compared with net charge-offs of $3.4 million for the third quarter of 2009. Expressed as an annualized percentage of average loans outstanding, net charge-offs were 1.56% for the third quarter of 2010, compared to 1.27% for the same period in 2009. The majority of the increase in net charge-offs, as compared to the same prior year period, was caused by the weakening local real estate markets, mostly in commercial loans. Net charge-offs for the first nine months of 2010 were $12.9 million, as compared with net charge-offs of $7.5 million for the same period in 2009. Expressed as an annualized percentage of average loans outstanding, net charge-offs were 1.31% for the first nine months of 2010, compared to 0.99% for the same period in 2009.

The following is selected financial information relating to loans, the loan loss allowance and loan loss provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Net charge-offs to average loans (annualized)	1.56%	1.28%	1.31%	0.99%
Allowance for loan losses to total loans	1.27%	1.59%	1.27%	1.59%
Not covered by loss share	1.64%	1.59%	1.64%	1.59%
Nonperforming loans to total loans	5.93%	1.12%	5.93%	1.12%
Not covered by loss share	0.92%	1.12%	0.92%	1.12%

Balance Sheet Analysis

Total assets at September 30, 2010 were $2.18 billion, an increase of $545.9 million when compared to total assets at December 31, 2009. Total earning assets, which are comprised of interest-earning balances at banks, investment securities and loans, were $1.96 billion at September 30, 2010 compared to $1.50 billion at December 31, 2009. Earning assets serve as the primary revenue sources for the Company. Total liquid assets, which include cash and cash equivalents and securities available for sale, ended the current nine-month period at 22.0% of total assets, or $480.3 million, a $71.6 million increase from the $408.7 million reported at December 31, 2009. The increases stated above resulted mostly from acquisition of Beach First during the second quarter of 2010. Included in liquid assets is cash maintained at the Federal Reserve of $116.3 million, an increase of $72.8 million from December 31, 2009. The Company is maintaining an unusually high position of liquidity at the Federal Reserve to assure that any funding needs from the acquisition are immediately available.

Investment Securities

Investment securities were $357.6 million at September 30, 2010 and $366.5 million at December 31, 2009. The majority of securities in the portfolio are bank-qualified municipal government securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. The Company also maintains portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies. The Company’s investment portfolios are high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

Loans

Loans increased by $396.6 million to $1.48 billion at September 30, 2010 from $1.08 billion at December 31, 2009. For the first nine months of 2010 average total loans were $1.32 billion, compared to $1.02 billion for the first nine months of 2009. The majority of this increase resulted from the acquisition of Beach First in the second quarter of 2010. At September 30, 2010, loans covered under loss share agreements amounted to $330.8 million. Excluding loans covered under loss share agreements, the mix and stratification within certain classifications of the Company’s loan portfolio has changed when compared to the loan portfolio composition at December 31, 2009. The Company’s construction, land, and acquisition & development (“A&D”) portfolios were reduced from $234.9 million at December 31, 2009 to $202.4 million at September 30, 2010, representing a decrease of 13.8%. At September 30, 2010, the residential construction portfolios were reduced by 38.0% from year-end 2009 levels, including reducing the speculative 1-4 family construction loans to $18.3 million, down from $33.4 million at year end. Residential and commercial A&D exposure was reduced by $11.5 million during the first nine months of 2010. The Company will continue its efforts to divest A&D exposures as needed and deemed appropriate by management. The Company’s commercial real estate portfolio increased from $449.5 million at December 31, 2009 to $536.9 million at September 30, 2010, having increases of $32.5 million and $41.2 million in the retail commercial real estate and investment commercial real estate portfolios, respectively.

Deposits

Deposits continue to be our primary funding source. At September 30, 2010, deposits totaled $1.86 billion, an increase of $505.7 million, or 37.5%, from year-end 2009. The increase was primarily attributable to the acquisition of Beach First, which held $500.0 million of deposits, during the second quarter of 2010. Included in Beach First’s deposits were approximately $142 million of out-of-area certificates of deposits for which the Company chose to reduce rates to minimum levels, and at September 30, 2010, only $3.5 million remain.

While overall deposit growth continues to be an emphasis, the more important element is the shift in the mix of deposits to higher levels of core deposits and away from wholesale CDs. Over the one-year period core deposits increased by over $701.7 million, while wholesale CD’s declined by over $278.3 million. As a percentage of total deposits, wholesale CD’s currently comprise only 16.6% of total deposits, down significantly from 41.0% and 32.1% at September 30, 2009 and December 31, 2009, respectively.

Borrowings

While the Company continues to utilize borrowings to support balance sheet management and growth, during the nine-months ended September 30, 2010 the Company repaid $65.5 million of borrowings, offset by increases of $60.6 million from the acquisition of Beach First. Short-term borrowings decreased from $50.3 million at December 31, 2009 to $48.0 million at September 30, 2010. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks, securities sold under repurchase agreements and an unsecured revolving line of credit. At September 30, 2010, long-term debt outstanding totaled $97.7 million, compared to $100.7 million outstanding at year-end 2009. Long-term debt consists of $66.0 million of FHLB advances, and $31.7 million of subordinated debt, of which $23.7 million have been issued through the Company’s trust subsidiaries.

Shareholders’ Equity

The Company’s capital position remains above all regulatory thresholds to be considered well capitalized. At September 30, 2010, shareholders’ equity totaled $165.5 million, an increase of $39.3 million from the December 31, 2009 balance. The primary changes in shareholders’ equity were proceeds from the issuance of common and preferred stock in the amount of $35.0 million, less stock offering expenses of $ 1.7 million, an increase in net income for the nine-month period in the amount of $13.8 million, a decrease in the unrealized gains on securities available for sale and cash flow hedging activities in the amount of $5.5 million, a decrease of $1.2 million for cash dividends paid to common shareholders and the $1.3 million of preferred stock dividends and accretion. At September 30, 2010, the Bank and the Company were considered “well capitalized” as such terms are defined in applicable regulations.

Liquidity

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

Because of the uncertainty in the capital and funding markets currently, we are maintaining an unusually high position of liquidity in the form of cash and due from banks, interest-earning bank deposits and investment securities available for sale relative to prior periods. Our liquidity position aggregated $480.3 million at September 30, 2010, compared to $408.7 million at December 31, 2009. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $150 million from the FHLB of Atlanta, with $91.5 million outstanding at September 30, 2010. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $157 million, with no outstanding balances. These amounts are based on assets currently pledged. In addition to the above, we have $181 million of investment securities that are available to be pledged that are unencumbered and a significant amount of loans that are available to be pledged that are unencumbered. We also have an unsecured revolving line of credit of up to $25.0 million, with $1.6 million outstanding.

In addition to these liquidity sources, we have access to unsecured lines of credit from correspondent banks for short-term liquidity needs totaling $52 million, and the Promontory Interfinancial Network weekly funds auctions where we have another $327 million in availability. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Capital Resources

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of September 30, 2010, the Company and the Bank were “well capitalized” under this regulatory framework. There have been no conditions or events since September 30, 2010 that management believes have changed either the Company’s or the Bank’s capital classifications.

At September 30, 2010, the Tier I risk-based capital ratio for the Bank was 12.07%, the total risk-based capital ratio was 13.85% and all other capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures. At September 30, 2010, the Company’s total risk-based capital ratio was 13.72%, thus classifying the Company as “well-capitalized” for regulatory purposes.

Contractual Obligations

The Company’s contractual obligations were scheduled in our annual report on Form 10-K for the year ended December 31, 2009. The most significant obligations, other than obligations under deposit and borrowings, were for operating leases for banking facilities. Other than the contractual obligations associated with the Beach First acquisition, there have been no material changes since year-end.

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

The success of the Bank’s acquisition of Beach First will depend in part on the success of our management in integrating the Bank’s operations, technologies and personnel with those of Beach First. Our inability to meet the challenges involved in successfully integrating the operations of Beach First or otherwise to realize the anticipated benefits of the Beach First acquisition could adversely affect our results of operations. In addition, the overall integration of the acquisition will require substantial attention from our management, which could further adversely affect our results of operations.

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

BNC BANCORP

Date: November 15, 2010	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit (2)(i)	Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, receiver of Beach First National Bank, Myrtle Beach, South Carolina, Federal Deposit Insurance Corporation and Bank of North Carolina, dated effective as of April 9, 2010, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on April 15, 2010.

Exhibit (3)(i)	Articles of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Form 8-K - Rule 12g-3, filed with the SEC on December 18, 2002.

Exhibit (3)(i)(a)	Articles of Amendment dated December 2, 2008, regarding the Series A Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on December 8, 2008.

Exhibit (3)(i)(b)	Articles of Amendment dated June 14, 2010, regarding the Series B Preferred Stock, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (4)(i)	Form of Certificate for the Series B Preferred Stock, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (10)(i)	Investment Agreement by and among BNC Bancorp and Aquiline BNC Holdings LLC dated as of June 14, 2010, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (10)(ii)	Form of Subscription and Registration Rights Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (10)(iii)	Amendment No. 1 to Omnibus Stock Ownership and Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (11)	Statement Re: Computation of Per Share Earnings (See the information in Note 5 of Notes to Consolidated Financial Statements).

Exhibit (31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.