Form 10-Q
period 2011-03-31
BNC BANCORP
filed 2011-05-10
CIK 1210227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Registrant's telephone number, including area code (336) 476-9200

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
Yes ☐ No ☒

As of May 5, 2011, the registrant had outstanding 9,059,809 shares of Common Stock, no par value.

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements
BNC BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31,
	(Unaudited)	2010*
	(In thousands, except share data)
Assets
Cash and due from banks	$9,145	$7,812
Interest-earning deposits in other banks	38,543	22,275
Investment securities available for sale, at fair value	327,265	352,871
Investment securities held to maturity, at amortized cost	6,000	6,000
Federal Home Loan Bank stock, at cost	10,541	9,146
Loans held for sale	1,679	6,751
Loans, net of deferred loan costs/fees	1,528,727	1,508,180
Less allowance for loan losses	(24,325)	(24,813)
Net loans	1,504,402	1,483,367
Accrued interest receivable	8,759	10,363
Premises and equipment, net	31,435	30,550
Other real estate owned	37,474	39,737
FDIC indemnification asset	68,355	69,493
Investment in bank-owned life insurance	47,032	46,607
Goodwill	26,129	26,129
Other assets	40,521	38,831
Total assets	$2,157,280	$2,149,932

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$116,286	$107,547
Interest-bearing demand	849,392	841,062
Time deposits	905,173	879,461
Total deposits	1,870,851	1,828,070
Short-term borrowings	26,226	60,207
Long-term debt	94,713	97,713
Accrued expenses and other liabilities	11,279	11,718
Total liabilities	2,003,069	1,997,708

Shareholders' Equity:
Preferred stock, no par value, authorized 20,000,000 shares;
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 31,260 shares issued and outstanding, net of discount	29,877	29,757
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 1,804,566 shares issued and outstanding	17,161	17,161
Common stock, no par value; authorized 80,000,000 shares; 9,059,809 and 9,053,360 issued and outstanding, respectively	86,908	86,791
Common stock warrants	2,412	2,412
Retained earnings	23,365	22,901
Stock in directors rabbi trust	(1,726)	(1,729)
Directors deferred fees obligation	1,726	1,729
Accumulated other comprehensive loss	(5,512)	(6,798)
Total shareholders' equity	154,211	152,224
Total liabilities and shareholders' equity	$2,157,280	$2,149,932

* Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except
	per share data)
Interest income:
Interest and fees on loans	$20,849	$14,873
Investment securities:
Taxable	1,538	2,126
Tax-exempt	2,622	2,247
Interest on interest-earning balances and other	33	26
Total interest income	25,042	19,272
Interest expense:
Interest on demand deposits and savings	2,771	1,622
Interest on time deposits	4,780	5,092
Interest on short-term borrowings	88	302
Interest on long-term debt	725	712
Total interest expense	8,364	7,728

Net interest income	16,678	11,544
Provision for loan losses	3,500	2,946
Net interest income after provision for loan losses	13,178	8,598
Non-interest income:
Mortgage fees	362	257
Service charges	827	655
Earnings on bank-owned life insurance	425	246
Investment brokerage fees	157	3
Gain on sales of investment securities available for sale, net	57	17
Other	597	184
Total non-interest income	2,425	1,362
Non-interest expense:
Salaries and employee benefits	7,239	4,806
Occupancy	976	519
Furniture and equipment	596	372
Data processing and supply	563	411
Advertising and business development	419	289
Insurance, professional and other services	996	641
FDIC insurance assessments	810	600
Loan, foreclosure and collection	2,076	500
Other	1,057	749
Total non-interest expense	14,732	8,887

Income before income tax benefit	871	1,073
Income tax benefit	(647)	(316)
Net income	1,518	1,389
Less preferred stock dividends and discount accretion	601	503
Net income available to common shareholders	$917	$886

Basic earnings per common share	$0.09	$0.12
Diluted earnings per common share	$0.09	$0.12
Dividends paid per common share	$0.05	$0.05

See accompanying notes.

BNC BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Net income	$1,518	$1,389

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains	770	180
Tax effect	(297)	(70)
Reclassification of gains recognized in net income	(57)	(17)
Tax effect	22	7
Net of tax amount	438	100

Cash flow hedging activities:
Unrealized holding gains (losses)	358	(5,193)
Tax effect	(138)	2,002
Reclassification of losses recognized in net income	1,022	41
Tax effect	(394)	(16)
Net of tax amount	848	(3,166)

Total other comprehensive income (loss), net of tax	1,286	(3,066)

Comprehensive income (loss)	$2,804	$(1,677)

See accompanying notes.

BNC BANCORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

								Directors	Accumulated
			Common	Preferred	Discount		Stock in	deferred	other
	Common stock		stock	stock	on preferred	Retained	directors	fees	comprehensive
	Shares	Amount	warrants	Series A	stock	earnings	rabbi trust	obligation	income (loss)	Total
	(In thousands, except share and per share data)

Balance, December 31, 2009	7,341,901	$70,376	$2,412	$31,260	$(1,956)	$19,009	$(1,388)	$1,388	$5,105	$126,206
Net income	-	-	-	-	-	1,389	-	-	-	1,389
Directors deferred fees	-	-	-	-	-	-	90	(90)	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(3,066)	(3,066)
Common stock issued puruant to:
Stock-based compensation	-	40	-	-	-	-	-	-	-	40
Cash dividends:
Common stock, $0.05 per share	-	-	-	-	-	(367)	-	-	-	(367)
Preferred stock, net of accretion	-	-	-	-	112	(503)	-	-	-	(391)
Balance, March 31, 2010	7,341,901	$70,416	$2,412	$31,260	$(1,844)	$19,528	$(1,298)	$1,298	$2,039	$123,811

Balance, December 31, 2010	9,053,360	$86,791	$2,412	$48,421	$(1,503)	$22,901	$(1,729)	$1,729	$(6,798)	$152,224
Net income	-	-	-	-	-	1,518	-	-	-	1,518
Directors deferred fees	-	-	-	-	-	-	3	(3)	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	1,286	1,286
Common stock issued pursuant to:
Stock-based compensation	-	66	-	-	-	-	-	-	-	66
Dividend reinvestment plan	6,449	51	-	-	-	-	-	-	-	51
Cash dividends:	-	-	-	-	-	-	-	-	-	-
Common stock, $0.05 per share	-	-	-	-	-	(453)	-	-	-	(453)
Preferred stock, net of accretion	-	-	-	-	120	(601)	-	-	-	(481)
Balance, March 31, 2011	9,059,809	$86,908	$2,412	$48,421	$(1,383)	$23,365	$(1,726)	$1,726	$(5,512)	$154,211

See accompanying notes.

BNC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Operating activities
Net income	$1,518	$1,389
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,500	2,946
Depreciation and amortization	549	405
Amortization of premiums and discounts, net	107	200
Amortization of core deposit intangible	101	61
Accretion of fair value purchase accounting adjustments	(1,128)	-
Stock-based compensation	66	40
Deferred compensation	75	170
Earnings on bank-owned life insurance	(425)	(246)
Gain on sales investment securities available for sale, net	(57)	(17)
Losses on other real estate owned	967	50
Decrease in loans held for sale	5,072	1,529
Decrease in accrued interest receivable	1,604	642
Decrease in FDIC indemnification asset	3,127	-
(Increase) decrease in other assets	(2,104)	(3,868)
Increase (decrease) in accrued expenses and other liabilities	(653)	256
Other operating activities, net	1,008	41
Net cash provided by operating activities	13,327	3,598
Investing activities
Purchases of investment securities available for sale	(9,306)	(11,262)
Proceeds from sales of investment securities available for sale	23,898	6,601
Proceeds from maturities of investment securities available for sale	11,677	11,291
Purchases of Federal Home Loan Bank stock	(1,395)	-
Investment in bank-owned life insurance	-	(8)
Net increase in loans	(27,687)	(19,234)
Purchases of premises and equipment	(1,437)	(247)
Proceeds from disposal of premises and equipment	18	14
Investment in other real estate owned	(61)	(240)
Proceeds from sales of other real estate owned	3,644	1,041
Net cash used by investing activities	(649)	(12,044)
Financing activities
Net increase decrease in deposits	42,781	1,353
Net decrease in short-term borrowings	(36,975)	(5,077)
Common stock issued pursuant to dividend reinvestment plan	51	-
Cash dividends paid, net of accretion	(934)	(758)
Net cash provided (used) by financing activities	4,923	(4,482)
Net increase (decrease) in cash and cash equivalents	17,601	(12,928)
Cash and cash equivalents, beginning of period	30,087	48,173
Cash and cash equivalents, end of period	$47,688	$35,245

Supplemental statement of cash flows disclosure
Interest paid	$8,464	$7,935
Income taxes paid	-	5
Summary of noncash investing and financing activities
Transfer of loans to other real estate owned	$4,276	$6,852
FDIC indemnification asset increase from losses	1,989	-

See accompanying notes.

BNC BANCORP
 Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  This quarterly report should be read in conjunction with the Annual Report.  There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates since the December 31, 2010 Annual Report on Form 10-K.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period.  The accounting principles and methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry.  Actual results could differ from those estimates. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

Certain reclassifications have been made to conform prior year financial information to the current period presentation.  These reclassifications had no material impact on the unaudited consolidated financial statements.

NOTE 2 – OFF-BALANCE SHEET RISK

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

The Company's risk of loss in the event of nonperformance by the other party to the commitment to extend credit, lines of credit and  letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements.

At March 31, 2011 and December 31, 2010, outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk are as follows:
	March 31,	December 31,
	2011	2010
	(In thousands)

Commitments under unfunded loans and lines of credit	$201,706	$198,388
Letters of credit	22,373	23,716
Unused credit card lines	7,016	7,577
Commitments to sell loans held for sale	1,679	6,751

BNC BANCORP
 Notes to Consolidated Financial Statements

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

The weighted average numbers of shares outstanding or assumed to be outstanding for the periods ended March 31, is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Net income available to common shareholders	$917	$886
Add: Convertible preferred stock dividends	90	-
Net income available to participating common shareholders	$1,007	$886

Weighted average common shares - basic	9,055,868	7,341,901
Add: Convertible preferred stock	1,804,566	-
Weighted average participating common shares - basic	10,860,434	7,341,901
Effects of dilutive Stock Rights	18,516	21,164
Weighted average participating common shares - diluted	10,878,950	7,363,065

Basic earnings per common share	$0.09	$0.12
Diluted earnings per common share	$0.09	$0.12

For the three months ended March 31, 2011and 2010, there were 670,590 and 744,935 shares, respectively, of Stock Rights that were excluded in computing diluted common shares outstanding.

NOTE 4 – SHARE-BASED COMPENSATION

The Company maintains various types of share-based compensation plans.  These plans have been approved by the Company’s shareholders.  Detail descriptions of the plans are included in Note M of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The share-based awards granted under the aforementioned plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock.  Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the plans due to their dissimilar characteristics.  The Company funds the option shares and restricted stock from authorized but unissued shares.

Stock Option Awards.  The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant.  Volatility is based on the average volatility of the Company based upon previous trading history.  The expected life and forfeiture assumptions are based on historical data.  Dividend yield is based on the yield at the time of the option grant.  There were no options granted for the three months ended March 31, 2011.

BNC BANCORP
 Notes to Consolidated Financial Statements

A summary of activity under the stock option plans as of March 31, 2011 and changes during the three months ended March 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)

Outstanding at December 31, 2010	269,245	$9.64
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2011	269,245	9.64	3.5 years	$146
Exercisable at March 31, 2011	249,629	9.75	3.1 years	$137
Share options expected to vest	19,616	8.25	8.6 years	$9

As of March 31, 2011, there was $41,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.57 years.  There were no stock options exercised during the three months ended March 31, 2011 and 2010.  The compensation expense recognized during the three months ended March 31, 2011 and 2010 was $3,000 and $2,000, respectively.

Restricted Stock Awards.  A summary of the status of the Company’s non-vested stock awards as of March 31, 2011 and changes during the three months ended March 31, 2011 is presented below:
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2010	69,443	$7.64
Granted	8,200	7.92
Exercised	-	-
Vested	-	-
Non-vested at March 31, 2011	77,643	$7.67

As of March 31, 2011, there was $359,000 of total unrecognized compensation cost related to non-vested stock awards granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.24 years.  The related compensation expense recognized during the three months ended March 31, 2011 and 2010 was $63,000 and $38,000, respectively.

BNC BANCORP
 Notes to Consolidated Financial Statements

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of March 31, 2011 and December 31, 2010 are as follows:
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
March 31, 2011:
Available for sale:
State and municipals	$206,328	$2,992	$2,918	$206,402
Mortgage-backed	113,861	7,185	230	120,816
Other	47	-	-	47

	$320,236	$10,177	$3,148	$327,265

Held to maturity:
Corporate bonds	$6,000	$-	$760	$5,240

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
December 31, 2010:
Available for sale:
State and municipals	$221,902	$2,722	$4,082	$220,542
Mortgage-backed	124,604	7,854	176	132,282
Other	47	-	-	47

	$346,553	$10,576	$4,258	$352,871

Held to maturity:
Corporate bonds	$6,000	$-	$720	$5,280

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010. At March 31, 2011, the unrealized losses relate to 95 state and municipal securities, two mortgage-backed securities and two corporate bonds.  Of those, 14 of the state and municipal securities and the two corporate bonds had continuous unrealized losses for more than 12 months. At December 31, 2010, the unrealized losses relate to 137 state and municipal securities, two mortgage-backed securities and two corporate bonds. Of those, 13 of the state and municipal securities and the corporate bonds had continuous unrealized losses for more than twelve months.  The deterioration in value is attributable to changes in market interest rates and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity.  The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity.  The temporarily impaired investment securities as of March 31, 2011 and December 31, 2010 are as follows:

BNC BANCORP
 Notes to Consolidated Financial Statements

	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
State and municipals	$78,562	$1,810	$9,672	$1,108	$88,234	$2,918
Mortgage-backed	9,901	230	-	-	9,901	230

	$88,463	$2,040	$9,672	$1,108	$98,135	$3,148

Securities held to maturity:
Corporate bonds	$-	$-	$5,240	$760	$5,240	$760

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Securities available for sale:
State and municipals	$112,579	$2,896	$9,330	$1,186	$121,909	$4,082
Mortgage-backed	10,171	176	-	-	10,171	176

	$122,750	$3,072	$9,330	$1,186	$132,080	$4,258

Securities held to maturity:
Corporate bonds	$-	$-	$5,280	$720	$5,280	$720

The following is a summary of realized gains and losses from the sales of investment securities classified as available for sale:
	Three Months Ended March 31,
	2011	2010
	(In thousands)

Proceeds from sales	$23,898	$6,601

Gross realized gains on sales	$565	$17
Gross realized losses on sales	(508)	-
Total realized gains, net	$57	$17

BNC BANCORP
 Notes to Consolidated Financial Statements

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at March 31, 2011 and December 31, 2010 are summarized below:

	March 31, 2011			December 31, 2010
	Loans	Loans not		Loans	Loans not
	covered under	covered under		covered under	covered under
	loss share	loss share		loss share	loss share
	agreements	agreements	Total	agreements	agreements	Total
	(In thousands)

Commercial real estate	$115,962	$588,482	$704,444	$120,053	$557,634	$677,687
Commercial construction	61,231	165,663	226,894	62,879	170,079	232,958
Commercial and industrial	24,502	113,239	137,741	24,903	111,668	136,571
Leases	-	11,192	11,192	-	10,985	10,985
Total commercial	201,695	878,576	1,080,271	207,835	850,366	1,058,201
Residential construction	2,397	25,896	28,293	2,402	29,949	32,351
Residential mortgage	92,933	313,272	406,205	94,701	308,615	403,316
Consumer and other	4,411	9,809	14,220	4,404	10,099	14,503
	$301,436	$1,227,553	1,528,989	$309,342	$1,199,029	1,508,371
Deferred loan costs (fees)			(262)			(191)
Total loans, net of deferred loan costs/fees			$1,528,727			$1,508,180

A portion of the fair value discount on acquired non-imparied loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans.  The remaing nonaccretable difference represents cash flows not expected to be collected.  The changes in the carrying amount of covered acquired loans and accretable yield for loans receivable as of and for the three months ended March 31, 2011 is as follows:

	2011
	Accretable	Carrying
	Yield	Amount
	(In thousands)

Balance at beginning of period	$(13,009)	$309,342
Reductions from payments and foreclosures, net	-	(9,027)
Accretion	1,121	1,121
Balance at end of period	$(11,888)	$301,436

The unpaid principal balance for loans covered under loss share agreements was $384.3 million and $404.2 million at March 31, 2011 and December 31, 2010, respectively.

A summary of activity in the allowance for loan losses for the three months ended March 31 is as follows:
	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Balance at beginning of period	$24,813	$17,309
Provision charged to operations	3,500	2,946
Loans charged-off:
Commercial real estate	573	1,245
Commercial construction	2,698	419
Commercial and industrial	287	410
Leases	-	-
Residential construction	508	395
Residential mortgage	303	283
Consumer and other	-	124
Total loans charged-off	4,369	2,876
Recoveries of loans:
Commercial real estate	1	-
Commercial construction	19	-
Commercial and industrial	353	-
Residential construction	4	5
Residential mortgage	3	11
Consumer and other	1	-
Total loan recoveries	381	16
Net charge-offs	3,988	2,860
Balance at end of period	$24,325	$17,395

BNC BANCORP
 Notes to Consolidated Financial Statements

The following presents by loan category, the balance in the allowance for loan losses disaggregated on the basis of the Company’s measurement method and the related recorded investment in loans as of March 31, 2011and December 31, 2010:

	Commercial Loan Portfolio
	Commercial	Commercial	Commercial and
	real estate	construction	industrial	Leases	Total
	(In thousands)
March 31, 2011:
Specific reserves:
Impaired loans	$1,454	$1,134	$494	$-	$3,082
Purchase credit impaired loans	-	-	-	-	-
Total specific reserves	1,454	1,134	494	-	3,082
General reserves	9,160	3,601	2,904		15,665
Total	$10,614	$4,735	$3,398	$-	$18,747

Loans individually evaluated for impairment	$17,995	$28,731	$3,519	$-	$50,245
Purchase credit impaired loans	26,007	25,047	2,472	-	53,526
Loans collectively evaluated for impairment	660,442	173,116	131,750	11,192	976,500
Total	$704,444	$226,894	$137,741	$11,192	$1,080,271

	Residential Loan Portfolio
	Residential	Residential	Consumer
	construction	mortgage	and other	Total
	(In thousands)
Specific reserves:
Impaired loans	$141	$2,176	$-	$2,317
Purchase credit impaired loans	-	-	-	-
Total specific reserves	141	2,176	-	2,317
General reserves	590	2,469	202	3,261
Total	$731	$4,645	$202	$5,578

Loans individually evaluated for impairment	$2,507	$8,454	$-	$10,961
Purchase credit impaired loans	225	21,733	-	21,958
Loans collectively evaluated for impairment	25,561	376,018	14,220	415,799
Total	$28,293	$406,205	$14,220	$448,718

BNC BANCORP
 Notes to Consolidated Financial Statements

	Commercial Loan Portfolio
	Commercial	Commercial	Commercial and
	real estate	construction	industrial	Leases	Total
	(In thousands)
December 31, 2010:
Specific reserves:
Impaired loans	$1,414	$383	$570	$-	$2,367
Purchase credit impaired loans	-	-	-	-	-
Total specific reserves	1,414	383	570	-	2,367
General reserves	11,558	4,142	2,955	33	18,688
Total	$12,972	$4,525	$3,525	$33	$21,055

Loans individually evaluated for impairment	$7,170	$13,560	$5,957	$-	$26,687
Purchase credit impaired loans	31,396	22,810	2,084	-	56,290
Loans collectively evaluated for impairment	639,121	196,588	128,530	10,985	975,224
Total	$677,687	$232,958	$136,571	$10,985	$1,058,201

	Residential Loan Portfolio
	Residential	Residential	Consumer
	construction	mortgage	and other	Total
	(In thousands)
Specific reserves:
Impaired loans	$-	$359	$-	$359
Purchase credit impaired loans	-	-	-	-
Total specific reserves	-	359	-	359
General reserves	682	2,508	209	3,399
Total	$682	$2,867	$209	$3,758

Loans individually evaluated for impairment	$322	$2,826	$-	$3,148
Purchase credit impaired loans	-	22,723	-	22,723
Loans collectively evaluated for impairment	32,029	377,767	14,503	424,299
Total	$32,351	$403,316	$14,503	$450,170

BNC BANCORP
 Notes to Consolidated Financial Statements

The following presents by loan category, information related to impaired loans as of March 31, 2011 and December 31, 2010:

				Impaired Loans - With
	Impaired Loans - With Allowance			No Allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
	investment	balance	allocated	investment	balance
	(In thousands)
March 31, 2011:
Commercial real estate	$6,470	$6,470	$1,454	$37,532	$49,466
Commercial construction	10,297	10,297	1,134	43,481	57,641
Commercial and industrial	803	803	494	5,188	5,803
Leases	-	-	-	-	-
Residential construction	818	818	141	1,915	1,935
Residential mortgage	5,474	5,474	2,176	24,712	40,206
Consumer and other	-	-	-	-	-

Total	$23,862	$23,862	$5,399	$112,828	$155,051

				Impaired Loans - With
	Impaired Loans - With Allowance			No Allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
	investment	balance	allocated	investment	balance
	(In thousands)
December 31, 2010:
Commercial real estate	$4,534	$4,534	$1,414	$34,032	$46,188
Commercial construction	1,788	1,788	383	34,582	51,253
Commercial and industrial	1,323	1,323	570	6,718	7,549
Leases	-	-	-	-	-
Residential construction	-	-	-	322	322
Residential mortgage	929	929	359	24,620	40,615
Consumer and other	-	-	-	-	-

Total	$8,574	$8,574	$2,726	$100,274	$145,927

BNC BANCORP
 Notes to Consolidated Financial Statements

The following presents by loan category, information related to the average investment and interest income recognized on impaired loans for the three months ended March 31, 2011:

	Average	Interest
	recorded	income
	investment	recognized
	(In thousands)
Impaired loans with allowance
Commercial real estate	$6,667	$42
Commercial construction	7,235	6
Commercial and industrial	851	-
Leases	-	-
Residential construction	273	-
Residential mortgage	2,411	-
Consumer and other	-	-
Total impaired loans with allowance	$17,437	$48

Impaired loans with no allowance
Commercial real estate	$41,049	$70
Commercial construction	44,965	54
Commercial and industrial	5,666	-
Leases	5	-
Residential construction	1,991	-
Residential mortgage	25,755	48
Consumer and other	258	-
Total impaired loans with no allowance	$119,689	$172

Impaired loans:
Commercial	$106,438	$172
Consumer	30,688	48
Total impaired loans	$137,126	$220

At March 31, 2011, troubled debt restructurings (“TDR’s”) totaled $38.9 million, of which $13.0 million is included in nonaccrual loans, and the remaining $25.9 million were not past due and performing to the restructured terms.  When compared to December 31, 2010, TDR’s totaled $5.1 million, an increase of $20.8 million. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a modification that would otherwise not be considered is granted to the borrower.  The increase of $18.1 million of loans considered TDR’s were in performing residential A&D and construction loans that were renewed at extended amortization terms or interest-only terms deemed to be concessionary in the current economic environment.

For the three months ended March 31, 2011, the amount of interest income recognized within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three months ended March 31, 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

BNC BANCORP
 Notes to Consolidated Financial Statements

The following presents by loan category, a summary of recorded investment in nonaccrual loans at March 31, 2011 and December 31, 2010, including those that are covered under loss share agreements:

	March 31, 2011			December 31, 2010
	Loans	Loans not		Loans	Loans not
	covered under	covered under		covered under	covered under
	loss share	loss share		loss share	loss share
	agreements	agreements	Total	agreements	agreements	Total
	(In thousands)
Nonaccrual loans
Commercial real estate	$24,020	$11,827	$35,847	$22,090	$11,187	$33,277
Commercial construction	22,763	14,466	37,229	20,474	10,245	30,719
Commercial and industrial	2,658	1,053	3,711	1,749	1,065	2,814
Leases	-	14	14	-	-
Residential construction	-	2,247	2,247	-	252	252
Residential mortgage	19,886	4,411	24,297	20,413	3,475	23,888
Consumer and other	50	29	79	27	-	27
Total nonaccrual loans	$69,377	$34,047	$103,424	$64,753	$26,224	$90,977

Accruing greater than 90 days past due
Commercial real estate	$-	$-	$-	$3,009	$-	$3,009
Commercial construction	-	124	124	267	-	267
Commercial and industrial	-	-	-	337	-	337
Residential construction	-	-	-	-	-	-
Residential mortgage	-	-	-	930	44	974
Consumer and other	-	-	-	11	-	11
Total 90 days past due loans	$-	$124	$124	$4,554	$44	$4,598

The following presents by loan category, an aging analysis of past due loans as of March 31, 2011and December 31, 2010:

			Greater
			Than
	30-59 Days	60-89 Days	90 Days		Total		Total
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Current	Loans
	(In thousands)
March 31, 2011:
Commercial real estate	$10,642	$2,864	$-	$35,847	$49,353	$655,091	$704,444
Commercial construction	1,165	1,031	124	37,229	39,549	187,345	226,894
Commercial and industrial	317	157	-	3,711	4,185	133,556	137,741
Leases	5	-	-	14	19	11,173	11,192
Residential construction	143	1,236	-	2,247	3,626	24,667	28,293
Residential mortgage	5,743	-	-	24,297	30,040	376,165	406,205
Consumer and other	24	-	-	79	103	14,117	14,220
Total	$18,039	$5,288	$124	$103,424	$126,875	$1,402,114	$1,528,989

BNC BANCORP
 Notes to Consolidated Financial Statements

			Greater
			Than
	30-59 Days	60-89 Days	90 Days		Total		Total
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Current	Loans
	(In thousands)
December 31, 2010:
Commercial real estate	$4,029	$1,426	$3,009	$33,277	$41,741	$635,946	$677,687
Commercial construction	606	3,213	267	30,719	34,805	198,153	232,958
Commercial and industrial	513	130	337	2,814	3,794	132,777	136,571
Leases	98	-	-	-	98	10,887	10,985
Residential construction	2,827	-	-	252	3,079	29,272	32,351
Residential mortgage	3,836	3,105	974	23,888	31,803	371,513	403,316
Consumer and other	44	8	11	27	90	14,413	14,503
Total	$11,953	$7,882	$4,598	$90,977	$115,410	$1,392,961	$1,508,371

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

The following presents by loan category and by credit quality indicator, the recorded investment in the Company’s loans as of March 31, 2011 and December 31, 2010:

BNC BANCORP
 Notes to Consolidated Financial Statements

		Pass	Special
	Total	credits	mention	Substandard	Doubtful / Loss
	(In thousands)
March 31, 2011:
Commercial real estate	$704,444	$572,224	$50,336	$64,019	$17,865
Commercial construction	226,894	122,185	25,137	60,951	18,621
Commercial and industrial	137,741	112,671	11,029	10,082	3,959
Leases	11,192	11,178	-	14	-
Residential construction	28,293	20,229	1,740	6,099	225
Residential mortgage	406,205	308,531	43,347	43,851	10,476
Consumer and other	14,220	12,725	715	555	225
Total	$1,528,989	$1,159,743	$132,304	$185,571	$51,371
Loans covered under loss share agreements	$301,436	$115,912	$63,437	$70,866	$51,221

		Pass	Special
	Total	credits	mention	Substandard	Doubtful / Loss
	(In thousands)
December 31, 2010:
Commercial real estate	$677,687	$551,893	$50,594	$63,143	$12,057
Commercial construction	232,958	126,213	32,101	56,904	17,740
Commercial and industrial	136,571	114,492	14,069	6,649	1,361
Leases	10,985	10,985	-	-	-
Residential construction	32,351	23,633	3,948	4,770	-
Residential mortgage	403,316	308,110	45,718	40,214	9,274
Consumer and other	14,503	13,265	716	488	34
Total	$1,508,371	$1,148,591	$147,146	$172,168	$40,466
Loans covered under loss share agreements	$309,342	$124,522	$65,252	$79,397	$40,171

NOTE 7 – DERIVATIVES

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

BNC BANCORP
 Notes to Consolidated Financial Statements

The Company entered into interest rate swaps designated as cash flow hedges with nominal amounts aggregating $15 million, to fix the interest rate received on certain variable rate loans at a combined weighted average rate of 8.13%.  These loans expose the Company to variability in cash flows, primarily from interest receipts due to changes to interest rates.  If interest rates increase, interest income increases.  Conversely, if interest rates decrease, interest income decreases.  Management believes it is prudent to limit the variability of a portion of its cash flows on variable rate loans therefore, generally hedges a portion of its variable-rate receipts. The aggregate fair value of these derivatives of $6,000 is included in other assets in the accompanying consolidated balance sheet at March 31, 2011.  The change in fair value of these derivatives was a decrease of $249,000 for the quarter ended March 31, 2011, when compared to the $255,000 recorded at December 31, 2010.  For the quarters ended March 31, 2011 and 2010, no hedge ineffectiveness was recognized on these loan cash flow hedges.  The amount of net settlement gains recorded from the interest rate swaps totaled $238,000 and $624,000 for the quarters ended March 31, 2011 and 2010, respectively, and is included in loan interest income in the accompanying consolidated statements of income.

During the first quarter of 2009, the Company entered into a five-year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement.  The Company is exposed to risk of rising interest rates.  Under this cash flow hedge relationship, the Company has structured a synthetic cap, where the objective is to offset the effect of interest rate changes, whenever funding rates are higher than the strike rate of the synthetic cap.  During the third quarter of 2009, the Company paid $24.0 million to self-finance the transaction, thus securing a traditional interest rate cap.  From this modification, the Company will achieve significantly reduced funding costs.  Going forward, the amounts reclassified from other comprehensive income into earnings are expected to be more than compensated for by the reduced variable rate funding costs, as the hedge only covers a portion of the Company’s variable interest rate exposure.  The fair value of this derivative was an asset of $6.4 million, which is included in other assets in the accompanying consolidated balance sheet at March 31, 2011.  The change in fair value of this derivative was an increase of $607,000 for the quarter ended March 31, 2011, when compared to the $5.8 million recorded at December 31, 2010.  The Company has recorded a $9.8 million loss, net of tax, as accumulated other comprehensive income at March 31, 2011, and expects $6.4 million to be reclassified into earnings within the next 12 months.  In addition, ineffectiveness related to this hedge amounted to $1.0 million and $41,000 for the quarters ended March 31, 2011 and 2010, respectively, and is included in interest expense on demand deposits in the accompanying consolidated statements of income.

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

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments, as well as their classification on the balance sheet as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	Estimated	Estimated
	fair value	fair value
	(In thousands)

Interest rate swaps - Other assets	$6	$255
Interest rate cap - Other assets	6,361	5,754
Total derivatives	$6,367	$6,009

BNC BANCORP
 Notes to Consolidated Financial Statements

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

Goodwill and identified intangible assets, with indefinite lives, are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment.  When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by a valuation model.  The last test for goodwill impairment, conducted as of June 30, 2010, concluded that there was no goodwill impairment.  No impairment charges were recognized as of March 31, 2011.  The carrying amount of goodwill and other intangible assets was $26.1 million and $2.2 million as of March 31, 2011, respectively, and $26.1 million and $2.3 million, as of December 31, 2010, respectively.

NOTE 9 - FAIR VALUE MEASUREMENTS

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

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement, and require significant management judgment or estimation using pricing models, discounted cash flow methodologies or similar techniques.

Fair Value on a Recurring Basis.  The Company measures certain assets at fair value on a recurring basis and the following is a general description of the methods used to value such assets.

Securities Available for Sale.  The fair values of securities available-for-sale are recorded at quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 valuation securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 valuation securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 valuation include asset-backed securities in less liquid markets.

Derivative Assets and Liabilities.  The values of derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivative instruments held or issued for risk management purposes as Level 2 valuation.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

BNC BANCORP
 Notes to Consolidated Financial Statements

	Assets
	(Liabilities)
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
At March 31, 2011:
Available for sale securities	$327,265	$-	$327,265	$-
Interest rate swaps	6	-	6	-
Interest rate cap	6,361	-	6,361	-

At December 31, 2011:
Available for sale securities	$352,871	$-	$352,871	$-
Interest rate swaps	255	-	255	-
Interest rate cap	5,754	-	5,754	-

At March 31, 2010:
Available for sale securities	$353,937	$-	$353,937	$-
Interest rate swaps	2,051	-	2,051	-
Interest rate cap	15,654	-	15,654	-

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

BNC BANCORP
 Notes to Consolidated Financial Statements

	Assets
	(Liabilities)
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
At March 31, 2011:
Loans held for sale	$1,679	$-	$1,679	$-
Impaired loans	131,291	-	-	131,291
Other real estate owned	37,474	-	-	37,474

At December 31, 2010:
Loans held for sale	$6,751	$-	$6,751	$-
Impaired loans	106,122	-	-	106,122
Other real estate owned	39,737	-	-	39,737

At March 31, 2010:
Loans held for sale	$1,237	$-	$1,237	$-
Impaired loans	14,918	-	-	14,918
Other real estate owned	20,326	-	-	20,326

The fair values of securities held to maturity are recorded on a nonrecurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At March 31, 2011, there were no fair value adjustments related to $6.0 million of securities held to maturity.

Goodwill and other intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets as Level 3 valuation.  At March 31, 2011, there were no fair value adjustments related to $26.1 million of goodwill, and $2.3 million of other intangible assets.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

BNC BANCORP
 Notes to Consolidated Financial Statements

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

Derivative Financial Instruments - Fair values for derivatives are based on values from third parties typically determined using widely accepted discounted cash flow models or Level 2 measurements.

Financial Instruments with Off-Balance Sheet Risk - The fair value of financial instruments with off-balance sheet risk discussed in Note 2 is not material.

The estimated carrying and fair values of the Company’s financial instruments are as follows:

BNC BANCORP
 Notes to Consolidated Financial Statements

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$47,688	$47,688	$30,087	$30,087
Investment securities available for sale	327,265	327,265	352,871	352,871
Investment securities held to maturity	6,000	5,240	6,000	5,280
Federal Home Loan Bank stock	10,541	10,541	9,146	9,146
Loans held for sale	1,679	1,679	6,751	6,751
Loans receivable, net	1,504,402	1,503,586	1,483,367	1,481,315
Accrued interest receivable	8,759	8,759	10,363	10,363
FDIC indemnification asset	68,355	68,355	69,493	69,493
Investment in bank-owned life insurance	47,032	47,032	46,607	46,607

Financial liabilities:
Demand deposits and savings	$965,678	$965,678	$948,609	$948,609
Time deposits	905,173	922,788	879,461	905,670
Short-term borrowings	26,226	26,226	60,207	60,207
Long-term debt	94,713	87,807	97,713	88,315
Accrued interest payable	1,454	1,454	1,554	1,554

On-balance sheet derivative financial instruments:
Derivative agreements – asset (liability):
Interest rate swap agreements	$6	$6	$255	$255
Interest rate cap agreement	6,361	6,361	5,754	5,754

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”).  The amendments in ASU 2011-01 defer the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities.  The effective date is for interim and annual reporting periods ending after June 15, 2011.  As the provisions of this ASU only defer the effective date of disclosure requirements related to trouble debt restructurings, the adoption of this ASU will have no impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”).  ASU No. 2011-02 provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:  (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview and Executive Summary

BNC Bancorp (the “Company”) is a bank holding company for Bank of North Carolina (the “Bank”), its wholly owned banking subsidiary.  We also maintain four wholly-owned special-purpose subsidiary trusts that issue trust preferred securities.  The information in the consolidated financial statements relates primarily to the Bank.  The Bank has three subsidiaries: BNC Credit Corp. which serves as the Bank’s trustee on deeds of trust, Sterling Real Estate Holdings, LLC and Sterling Real Estate Development of North Carolina, LLC, which hold and dispose of the Bank’s real estate owned.

We are subject to the rules and regulations of the Board of Governors of the Federal Reserve System.  The Bank is operating under the banking laws of North Carolina, and is subject to the rules and regulations of the North Carolina Commissioner of Banks and Federal Deposit Insurance Corporation (“FDIC”).  Accordingly, the Company and the Bank are examined periodically by those regulatory authorities.

The Bank provides a wide range of banking services tailored to the particular banking needs of the communities it serves in North Carolina and coastal South Carolina.  It is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from the Bank’s lines of credit, to primarily make consumer and commercial loans.  The Bank has pursued a strategy that emphasizes its local affiliations.  This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, the Bank makes business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; and commercial real estate loans.  The Bank also makes residential mortgage loans.  The Bank also offers a wide range of banking services, including checking and savings accounts, commercial, installment and personal loans, safe deposit boxes, and other associated services.  The Company has recruited and developed a private banking group that is working closely with our retail, business services and wealth management area to provide a concierge-type service level for higher need banking relationships.  The Bank's primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses through its 24 full-service banking offices in North and South Carolina.

Due to unprecedented asset quality challenges and the prolonged economic downturn, the U.S. banking industry has been experiencing serious financial challenges.  During this time of crisis, we began preparing to benefit from growth opportunities, both organically and through acquisition.  We were fortunate to have the opportunity to participate in the FDIC-assisted acquisition of Beach First National Bank (“Beach First”), headquartered in Myrtle Beach, South Carolina, which enabled us to significantly increase our franchise.  Myrtle Beach and the surrounding beach communities are attractive markets with strong demographics, a vibrant retail economy, and a growing core deposit base.  During the first three months of 2011, with the impact of the economic slowdown ongoing, management has continued to focus on managing credit quality, maintaining adequate liquidity sources and managing the capital of the Company.  We continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.  We are committed to building long-term value for our shareholders, and in the changing regulatory and economic landscape, core deposit growth will be an even more critical element for finding successful and profitable growth initiatives.  We have a retail banking team that oversees product development, sales, training, accountability and consistency and quality of delivery in each of our offices in our banking regions.

Our senior management continues to work closely with credit administration, third-party credit review specialists, and lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy.  When a problem is identified, management remains diligent in assessing the situation and moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with the Bank to achieve an acceptable resolution of the credit.  Weaknesses in residential and commercial development and high unemployment levels in our market areas resulted in higher charge-offs during the first quarter of 2011 when compared to the first quarter of 2010, but significantly lower when compared to the fourth quarter of 2010.

Results of Operations

Our net income available to common shareholders for the first quarter ended March 31, 2011 was $917,000, or $0.09 per diluted share, compared to $886,000, or $0.12 per diluted share, for the quarter ended March 31, 2010.  The annualized return on average assets was 0.29% during the first quarter of 2011, compared to 0.34% for first quarter of 2010.  For the quarter ended December 31, 2010, we reported a $6.7 million loss, or $(0.61) per diluted share.

The increased earnings from the preceding quarter was related to the $15.4 million of credit and other real estate owned (“OREO”) related charges recorded in the fourth quarter of 2010 as management aggressively addressed realized and potential impairments in certain sectors of the credit portfolio.

Total assets at March 31, 2011 increased $528.7 million, or 32.5% compared to March 31, 2010.  Period-end loans increased $440.1 million, or 40.4%, from the same prior year period.  Period-end deposits increased $519.6 million, or 38.5% from March 31, 2010.  When compared to December 31, 2010, total assets increased $7.3 million, period-end loans increased $20.5 million and period-end deposits increased $42.8 million.  We remain well-capitalized with total equity of $154.2 million at March 31, 2011, an increase of $30.4 million, or 24.6% from March 31, 2010.  The significant increases were associated with the bargain purchase gain from the acquisition of Beach First in April 2010 and the $35.0 million private placement of our common stock and Series B Preferred Stock in June 2010.

Net Interest Income

Like most financial institutions, our primary component of earnings is net interest income.  Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings.  For internal analytical purposes, management adjusts net interest income to a “fully taxable-equivalent” basis (“(FTE)”) using a 34% federal tax rate on tax exempt items.  Changes in net interest income result from changes in volume, spread and margin.  For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities.

Net interest income for the first quarter of 2011 increased by $5.1 million, or 44.5%, to $16.7 million when compared to the first quarter of 2010.  Net interest income on a fully taxable equivalent basis was $18.2 million for the first quarter of 2011, compared to $12.8 million for the first quarter of 2010.  The net interest margin (FTE) was 3.87%, an increase of 40 basis points when compared to 3.47% for the first quarter of 2010.  Growth in average interest-earning assets of $403.3 million and growth in interest-bearing liabilities of $436.3 million was due primarily to the second quarter 2010 acquisition of Beach First.  Average loans as a percentage of interest-earning assets increased to 79.6% for the quarter ended March 31, 2011 compared to 72.4% for the prior year quarter.  In addition, the improvement in net interest margin was primarily due to the reduction in the average rates for outstanding time deposits and borrowings from period to period, as well as the favorable mix of yields and rates on the acquired interest-earning assets and interest-bearing liabilities from Beach First.

The following table presents the average balances of assets, liabilities and shareholders’ equity, interest income (FTE) and interest expense, and average yields and rates by asset and liability component for the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases	$1,513,121	$20,822	5.58%	$1,085,174	$14,853	5.55%
Loans held for sale	2,818	27	3.89%	1,606	20	5.05%
Investment securities, taxable	127,003	1,538	4.91%	165,506	2,126	5.21%
Investment securities, tax-exempt*	225,477	4,097	7.37%	187,732	3,511	7.58%
Interest-earning balances and other	33,155	33	0.40%	58,263	26	0.18%

Total interest-earning assets	1,901,574	26,517	5.66%	1,498,281	20,536	5.56%
Other assets	248,862			147,637
Total assets	$2,150,436			$1,645,918

Interest-bearing liabilities:
Deposits:
Demand deposits	$809,095	2,734	1.37%	$574,964	1,619	1.14%
Savings deposits	36,535	37	0.41%	12,276	3	0.10%
Time deposits	887,338	4,780	2.18%	708,332	5,092	2.92%
Borrowings	144,783	813	2.28%	145,919	1,014	2.82%

Total interest-bearing liabilities	1,877,751	8,364	1.81%	1,441,491	7,728	2.17%
Non-interest-bearing deposits	110,957			66,918
Other liabilities	9,478			10,736
Shareholders' equity	152,250			126,773
Total liabilities and shareholders' equity	$2,150,436			$1,645,918
Net interest income and interest rate spread*		$18,153	3.85%		$12,808	3.38%
Net interest margin*			3.87%			3.47%

* Yields on tax-exempt investments have been adjusted to a fully taxable equivalent basis.  The taxable equivalent adjustment was $1.5 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.

Total interest income (FTE) increased $6.0 million for the first quarter of 2011 when compared to the same quarter of 2010, due to the $403.3 million increase in average interest-earning assets.  The average tax equivalent yield on total interest-earning assets for the current quarter was 5.66%, a 10 basis point increase from the 5.56% in the first quarter of 2010.  During the first quarter of 2011, average loans increased by $427.9 million which was funded by the increase in interest-bearing liabilities of $436.3 million.

Total interest expense increased $636,000 for the first quarter of 2011 when compared to the same quarter of 2010, due to the $436.3 million increase in average interest-bearing liabilities, offset by a 36 basis point decrease in funding costs, from 2.17% to 1.81%.  Rates paid on time deposits decreased 74 basis points in the first quarter of 2011 compared to the same quarter of 2010, primarily as a result of the re-pricing of time deposits at lower interest rates.  In addition, rates paid on borrowings decreased by 54 basis points in the first quarter of 2011 when compared to the same quarter of 2010, from 2.82% to 2.28%, due to the extremely low interest rate environment.

The following table presents certain information regarding changes in our interest income (FTE) and interest expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume.

	Three Months Ended March 31, 2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans and leases	$5,873	$96	$5,969
Loans held for sale	13	(6)	7
Investment securities, taxable	(480)	(108)	(588)
Investment securities, tax-exempt*	696	(110)	586
Interest-earning balances and other	(18)	25	7

Total interest income	6,084	(103)	5,981

Interest expense:
Deposits:
Demand deposits	725	390	1,115
Savings deposits	15	19	34
Time deposits	1,126	(1,438)	(312)
Borrowings	(7)	(194)	(201)

Total interest expense	1,859	(1,223)	636

Net interest income increase (decrease)	$4,225	$1,120	$5,345

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.  In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors.  We recorded a provision for loan losses of $3.5 million in the first quarter of 2011 compared to a provision for loan losses of $2.9 million in the first quarter of 2010.  The level of our allowance for loan losses expressed as a percentage of total loans decreased slightly from 1.60% at March 31, 2010 to 1.59% at March 31, 2011,  and as a percent of total loans not covered by loss sharing agreements, the level increased from 1.60% at March 31, 2010 to 1.98% at March 31, 2011.  For the fourth quarter of 2010, we recorded a provision of $12.0 million and had an allowance for loan losses as a percentage of total loans of 2.07% at December 31, 2010.

Allowance for Loan Losses and Asset Quality

At March 31, 2011, the allowance for loan losses was $24.3 million, or 1.98% of loans not covered by loss share agreements, compared to $24.8 million, or 2.07% at December 31, 2010, and $17.4 million, or 1.60%, at March 31, 2010.  When compared to December 31, 2010, the decrease in the allowance for loan losses to total loans ratio for non-covered loans was primarily due to several fully reserved loans being charged-off during the first quarter of 2011.  When compared to March 31, 2010, the increase in allowance for loan losses to total loans ratio for non-covered loans was primarily due to deterioration in credit quality within the non-covered commercial loans portfolio.

The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off.  A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with the loan portfolio.  Adjustments to the allowance are necessary to fund the reserve at a level dictated by the Company’s reserving methodologies. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan losses. A detailed description of our methodology was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Management believes the March 31, 2011 allowance level is adequate to absorb probable losses inherent in the loan portfolio.

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

Nonperforming assets include nonaccrual loans, accruing loans 90 days or more past due, and OREO.  At March 31, 2011, nonperforming assets not covered by loss share agreements were $55.8 million, or 3.03% of total assets, compared to $50.2 million, or 2.75% of total assets at December 31, 2010 and $32.9 million, or 2.02% of total assets at March 31, 2010.  Nonperforming assets including assets covered under loss share agreements were $141.0 million, or 6.54% of total assets at March 31, 2011, compared to $135.3 million, or 6.29% at December 31, 2010.  For those nonperforming assets covered by loss share agreements, we are provided with significant loss protection from the FDIC.

Nonaccrual loans not covered by loss share agreements were $34.0 million at March 31, 2011, an increase of $7.8 million from December 31, 2010 and an increase of $21.5 million from March 31, 2010.  Nonaccrual loans, including covered loans, were $103.4 million at March 31, 2011.  At March 31, 2011, OREO increased to $37.5 million, a decrease of $2.3 million from December 31, 2010 and an increase of $17.1 million from March 31, 2010. The decrease from the fourth quarter was primarily a result of sales of OREO properties.  The increase from the prior year quarter was due to the higher levels of OREO resulting from the Beach First acquisition that are covered by loss share agreements.  At March 31, 2011, our OREO properties primarily consisted of $18.0 million of commercial properties and $11.0 million in construction, land and land development properties.  OREO assets are carried at the lower of carrying value or fair value less estimating selling costs using current appraisals and/or valuations.  The Company is actively marketing all of its OREO properties.

The following is a summary of nonaccrual loans at the periods presented:

	March 31,	December 31,	March 31,
	2011	2010	2010
	(In thousands)

Commercial real estate	$35,847	$33,277	$4,378
Commercial construction	37,229	30,719	907
Commercial and industrial	3,711	2,814	4,036
Leases	14	-	8
Total commercial	76,801	66,810	9,329
Residential construction	2,247	252	1,117
Residential mortgage	24,297	23,888	2,096
Consumer and other	79	27	-
Total non accrual loans	$103,424	$90,977	$12,542

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

The following is a summary of OREO at the periods presented:

	March 31,	December 31,	March 31,
	2011	2010	2010
	(In thousands)

Residential 1-4 family properties	$7,354	$10,739	$1,736
Multifamily properties	1,063	1,101	-
Commercial properties	18,077	17,140	16,556
Construction, land development and other land	10,980	10,757	2,034
Total OREO	$37,474	$39,737	$20,326

At March 31, 2011, loans that were restructured or modified and were not past due and performing to the restructured terms totaled $25.9 million, an increase of $20.8 million from December 31, 2010 and an increase of $20.5 million from March 31, 2010.  The significant increase during the quarter ended March 31, 2011 was primarily due to $18.1 million in performing A&D and construction loans being renewed at extended amortization terms or interest-only terms deemed to be concessionary in the current economic environment.

Net charge-offs for the first quarter of 2011 were $4.0 million, as compared with net charge-offs of $2.9 million for the first quarter of 2010.  Expressed as an annualized percentage of average loans outstanding, net charge-offs were 1.07% for both the first quarter of 2011 and the same period in 2010.  The majority of the increase in the dollar amount of net charge-offs, as compared to the same prior year period, was caused by the weakening local real estate markets, mostly in commercial loans.  Net charge-offs for the fourth quarter of 2010 were $6.0 million.

The following is selected financial information relating to loans, the loan loss allowance and loan loss provision as of and for the period then ended:

	Three Months Ended
	March 31,
	2011	2010

Net charge-offs to average loans (annualized)	1.07%	1.07%
Allowance for loan losses to total loans	1.59%	1.60%
Not covered by loss share	1.98%	1.60%
Nonperforming loans to total loans	6.77%	1.15%
Not covered by loss share	2.78%	1.15%

Non-Interest Income

Non-interest income was $2.4 million for the first quarter of 2011 compared to $1.4 million for the same period in 2010.  Included in non-interest income for the first quarter of 2011 was $300,000 of income associated with FDIC related settlement receipts.  Excluding FDIC related transactions, non-interest income was $2.1 million for the current quarter, up 55.9% from the $1.4 million reported for the 2010 first quarter.

Mortgage fees generated from the our mortgage market operations increased $105,000, or 40.9%, compared to the first quarter of 2010 primarily due to increased originations and refinancing resulting from the continued low mortgage interest rates.

Service charges on deposit accounts increased $172,000, or 26.3%, in the first quarter of 2011, compared to the first quarter of 2010 primarily as a result of the increase in average deposits during 2011 of $437.4 million due to the Beach First acquisition. Our overall growth in volume of the related service charges was partially offset by lower overdraft and NSF fees due to new Federal Reserve Board’s consumer protection regulations.

Earnings on bank-owned life insurance increased by $179,000, or 72.8%, for the first quarter, compared to the first quarter of 2010 due to the additional purchase of bank owned life insurance during December 2010.  The average balance of bank owned life insurance increased by $19.1 million during the first quarter of 2011 when compared to the prior year quarter.

Investment brokerage fees increased $154,000 in the first quarter of 2011, compared to the first quarter of 2010 primarily as a result of winding down the first quarter 2010 investment platform and having the new investment platform in operations during the first quarter of 2011.

Merchant fee and debit card income totaled $130,000 for the first quarter of 2011.  This revenue source was added from the acquisition of Beach First, and is a significant ongoing source of revenue in the retail-oriented coastal economy.

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

Non-interest expenses for the first quarter of 2011 increased $5.8 million, or 65.8%, compared to the same quarter of 2010.  The higher level of non-interest expense in the first quarter of 2011 was primarily due to the additional operating expense from the Beach First acquisition. The majority of the non-interest expense categories have seen nominal increases when compared to the same quarter a year ago.

As a result of the acquisition and continued growth of the legacy bank, personnel costs have increased $2.4 million, or 50.6%, compared to the same quarter of 2010.  Our overall growth of our franchise has increased our headcount, including strategic additions to our senior management team.  During 2011, we will continue to invest in our infrastructure for strategic initiatives, new offices and franchise growth.

Occupancy and furniture/equipment expenditures increased $681,000, or 76.4%, due to increased costs and additional facilities associated with the acquisition of Beach First during the second quarter of 2010.  The increase in the number of locations has also escalated utilities, lease expenses, and property taxes in 2011.

Insurance, professional and other service fees increased $355,000, or 55.4%, compared to the same quarter of 2010, mostly due to increased fees associated with the acquisition of Beach First and overall growth of our franchise.

Loan, foreclosure and collection expenses have increased $1.6 million compared to the same quarter of 2010.  The higher level of loan, foreclosure and collection expense primarily relates to the write-down of OREO properties and the on-going expenses relating to these properties.  During the first quarter of 2011, we recorded $1.0 million of other real estate valuation adjustments on non-covered assets, including $2.5 million of other real estate valuation adjustments on covered assets from the Beach First acquisition, with a corresponding increase in the Company’s FDIC indemnification asset given that these losses are 80% insured, which resulted in a net expense of $500,000.  Additionally, as a result of the acquisition and continued growth of the legacy Bank, personnel costs have increased $2.4 million, or 50.6% for the first quarter of 2011, compared to the same quarter a year ago, and were $123,000 lower than the fourth quarter of 2010, and all other non-interest expense categories have seen nominal increases when compared to the same quarter a year ago.

Income Taxes

The Company generates significant amounts of non-taxable income from tax exempt investment securities and from investments in bank-owned life insurance.  Accordingly, the level of such income in relation to income before taxes significantly affects our effective tax rate.  For the quarter ended March 31, 2011, we recorded an income tax benefit of $647,000 compared to a tax benefit of $316,000 for the same period in 2010.  A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.  This increase was due to higher levels of bank-owned life insurance and tax exempt securities we have invested in comparison to the prior year quarter.

Preferred Stock Dividend and Accretion

For the first quarters of 2011 and 2010, dividends on preferred stock and accretion amounted to $601,000 and $503,000, respectively.  The increase is associated with the preferred stock dividend paid on the Series B Preferred Stock that was issued during the second quarter of 2010.  The remaining amounts were associated with the Series A Preferred Stock that was issued to the United States Treasury in December 2008, in connection with our participation in the TARP Capital Purchase Program.

Balance Sheet Analysis

Total assets at March 31, 2011 were $2.16 billion, an increase of $7.3 million when compared to total assets at December 31, 2010.  Total earning assets, which are comprised of interest-earning balances at banks, investment securities, loans held for sale and loans, were $1.91 billion at March 31, 2011 and December 31, 2010.  Earning assets serve as the primary revenue sources for the Company.  Total liquid assets, which include cash and cash equivalents and securities available for sale at March 31, 2011 were 17.4% of total assets, or $375.0 million, a $8.0 million decrease from the $383.0 million reported at December 31, 2010.

Investment Securities

Investment securities were $333.3 million at March 31, 2011 and $358.9 million at December 31, 2010.  The decrease of $25.6 million was used to fund our loan growth.  The majority of securities in the portfolio are bank-qualified municipal government securities and mortgage-backed securities issued or guaranteed by U.S. government agencies.  The Company also maintains portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies.  The Company’s investment portfolios are high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

Loans

Loans increased by $20.5 million to $1.53 billion at March 31, 2011 from $1.51 billion at December 31, 2010.  For the first three months of 2011, average total loans were $1.51 billion, compared to $1.09 billion for the first three months of 2010.  The majority of this increase resulted from the acquisition of Beach First in the second quarter of 2010.  At March 31, 2011, loans covered under loss share agreements amounted to $301.4 million.  Excluding loans covered under loss share agreements, the mix and stratification within certain classifications of the Company’s loan portfolio has changed when compared to the loan portfolio composition at December 31, 2010.  The Company’s construction, land, and acquisition & development (“A&D”) portfolios were reduced from $200.9 million at December 31, 2010 to $194.1 million at March 31, 2011.  Residential and commercial A&D exposure was reduced by $3.7 million during the first three months of 2011.  The Company will continue its efforts to divest A&D exposures as needed and deemed appropriate by management.  The Company’s commercial real estate portfolio increased from $557.6 million at December 31, 2010 to $588.5 million at March 31, 2011, with increases of $23.1 million in our investment commercial real estate portfolio.

Deposits

Deposits continue to be our primary funding source.  At March 31, 2011, deposits totaled $1.87 billion, an increase of $42.8 million, or 2.3%, from year-end 2010.  We continue to see positive trends in our emphasis of deposit growth.  While overall deposit growth continues to be an emphasis, the more important element is the shift in the mix of deposits to higher levels of core deposits and away from wholesale CDs.  Over the one-year period core deposits increased by over $635.4 million, while wholesale CD’s declined by over $115.8 million.  As a percentage of total deposits, wholesale CD’s currently comprise only 13.8% of total deposits, down from 27.6% and 14.4% at March 31, 2010 and December 31, 2010, respectively.

Borrowings

While we continue to utilize borrowings to support balance sheet management and growth, during the quarter ended March 31, 2011 we repaid $37.0 million of borrowings, primarily from the increase in our deposits during the quarter.  Short-term borrowings decreased from $60.2 million at December 31, 2010 to $26.2 million at March 31, 2011.  Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks, securities sold under repurchase agreements and an unsecured revolving line of credit.  At March 31, 2011, long-term debt outstanding totaled $94.7 million, compared to $97.7 million outstanding at year-end 2010.  Long-term debt at March 31, 2011 consisted of $63.0 million of FHLB advances, and $31.7 million of subordinated debt, of which $23.7 million has been issued through the Company’s trust subsidiaries.

Shareholders’ Equity

Our capital position remains above all regulatory thresholds to be considered well capitalized.  At March 31, 2011, shareholders’ equity totaled $154.2 million, an increase of $2.0 million from the December 31, 2010 balance.  The primary changes in shareholders’ equity were an increase in net income for the three-month period in the amount of $1.5 million, an increase in the unrealized gains on securities available for sale and cash flow hedging activities in the amount of $1.3 million, a net decrease of $402,000 for cash dividends paid to common shareholders and $481,000 of preferred stock dividends and accretion.  At March 31, 2011, the Bank and the Company were considered “well capitalized” as such terms are defined in applicable regulations.

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

Our liquidity position aggregated $375.0 million at March 31, 2011, compared to $383.0 million at December 31, 2010.  Supplementing customer deposits as a source of funding, we have the ability to borrow up to $211 million from the FHLB of Atlanta, with $66.0 million outstanding at March 31, 2011.  We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $106 million, with no outstanding balances.  These amounts are based on assets currently pledged.  In addition to the above, we have $166 million of investment securities that are available to be pledged that are unencumbered and a significant amount of loans that are available to be pledged that are unencumbered.  We also have an unsecured revolving line of credit of up to $25.0 million, with $4.3 million outstanding.  The Company was in compliance with all covenants associated with its unsecured revolving line of credit as of March 31, 2011.

In addition to these liquidity sources, we have access to unsecured lines of credit from correspondent banks for short-term liquidity needs totaling $47 million, and the Promontory Interfinancial Network weekly funds auctions where we have another $324 million in availability.  We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Contractual Obligations

The Company’s contractual obligations were scheduled in our annual report on Form 10-K for the year ended December 31, 2010.  The most significant obligations, other than obligations under deposit and borrowings, were for operating leases for banking facilities.  Other than the contractual obligations associated with the Beach First acquisition, there have been no material changes since year-end.

Capital Resources

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of March 31, 2011, the Company and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since March 31, 2011 that management believes have changed either the Company’s or the Bank’s capital classifications.

At March 31, 2011, the Tier I risk-based capital ratio for the Bank was 11.20%, the total risk-based capital ratio was 12.91% and all other capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures.  At March 31, 2011, the Company’s total risk-based capital ratio was 12.57%, thus classifying the Company as “well-capitalized” for regulatory purposes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2010 to March 31, 2011.

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

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The challenges involved in integration include:

•integrating operations, processes, people, technologies and services;

•assimilating and retaining the personnel and integrating the business cultures, operations, systems and customers of both banks; and

•consolidating corporate and administrative infrastructures and eliminating duplicative operations and administrative functions.

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

BNC BANCORP

Date: May 10, 2011	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: May 10, 2011	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit (31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.