Form 10-Q
period 2011-06-30
BNC BANCORP
filed 2011-08-09
CIK 1210227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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
Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 08, 2011, the registrant had outstanding 9,078,061 shares of Common Stock, no par value.

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2011 and December 31, 2010	3

	Consolidated Statements of Income
	Three Months and Six Months Ended June 30, 2011 and 2010	4

	Consolidated Statements of Comprehensive Income
	Three Months and Six Months Ended June 30, 2011 and 2010	5

	Consolidated Statements of Shareholders’ Equity
	Six Months Ended June 30, 2011 and 2010	6

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements	9

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4 -	Controls and Procedures	42

PART II.	Other Information

Item 1A -	Risk Factors	42

Item 6 -	Exhibits	42

SIGNATURES		43

EXHIBIT INDEX		44

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements

BNC BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31,
	(Unaudited)	2010*
	(In thousands, except share data)
Assets
Cash and due from banks	$12,010	$7,812
Interest-earning deposits in other banks	18,533	22,275
Investment securities available for sale, at fair value	333,381	352,871
Investment securities held to maturity, at amortized cost	6,000	6,000
Federal Home Loan Bank stock, at cost	9,348	9,146
Loans held for sale	1,909	6,751
Loans, net of deferred loan costs/fees	1,528,547	1,508,180
Less allowance for loan losses	(23,373)	(24,813)
Net loans	1,505,174	1,483,367
Accrued interest receivable	8,708	10,363
Premises and equipment, net	34,431	30,550
Other real estate owned	47,637	39,737
FDIC indemnification asset	61,003	69,493
Investment in bank-owned life insurance	47,452	46,607
Goodwill	26,129	26,129
Other assets	35,030	38,831
Total assets	$2,146,745	$2,149,932

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$128,694	$107,547
Interest-bearing demand	835,967	841,062
Time deposits	885,922	879,461
Total deposits	1,850,583	1,828,070
Short-term borrowings	36,120	60,207
Long-term debt	93,713	97,713
Accrued expenses and other liabilities	8,760	11,718
Total liabilities	1,989,176	1,997,708

Shareholders' Equity:
Preferred stock, no par value, authorized 20,000,000 shares; Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 31,260 shares issued and outstanding, net of discount	29,997	29,757
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 1,804,566 shares issued and outstanding	17,161	17,161
Common stock, no par value; authorized 80,000,000 shares; 9,075,395 and 9,053,360 issued and outstanding, respectively	87,083	86,791
Common stock warrants	2,412	2,412
Retained earnings	23,905	22,901
Stock in directors rabbi trust	(1,822)	(1,729)
Directors deferred fees obligation	1,822	1,729
Accumulated other comprehensive loss	(2,989)	(6,798)
Total shareholders' equity	157,569	152,224
Total liabilities and shareholders' equity	$2,146,745	$2,149,932

*  Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Interest income:
Interest and fees on loans	$20,983	$20,410	$41,832	$35,283
Investment securities:
Taxable	1,426	2,074	2,964	4,200
Tax-exempt	2,350	2,294	4,972	4,541
Interest on interest-earning balances and other	28	51	61	77
Total interest income	24,787	24,829	49,829	44,101
Interest expense:
Interest on demand deposits and savings	2,613	2,349	5,384	3,971
Interest on time deposits	4,577	5,874	9,357	10,966
Interest on short-term borrowings	96	95	184	397
Interest on long-term debt	735	916	1,460	1,628
Total interest expense	8,021	9,234	16,385	16,962

Net interest income	16,766	15,595	33,444	27,139
Provision for loan losses	3,032	6,000	6,532	8,946
Net interest income after provision for loan losses	13,734	9,595	26,912	18,193
Non-interest income:
Mortgage fees	243	294	605	551
Service charges	868	761	1,695	1,416
Investment brokerage fees	227	63	384	67
Earnings on bank-owned life insurance	420	228	845	474
Gain on sales of investment securities available for sale, net	79	587	136	604
Gain on acquisition	-	19,289	-	19,289
Other	534	476	1,131	659
Total non-interest income	2,371	21,698	4,796	23,060
Non-interest expense:
Salaries and employee benefits	7,623	6,280	14,862	11,086
Occupancy	815	879	1,791	1,398
Furniture and equipment	696	589	1,292	961
Data processing and supplies	601	593	1,164	1,004
Advertising and business development	507	375	926	664
Professional and other services	874	1,558	1,870	2,199
FDIC insurance assessments	810	780	1,620	1,380
Loan, foreclosure and collection	1,916	1,170	3,992	1,670
Other	1,051	1,380	2,108	2,129
Total non-interest expense	14,893	13,604	29,625	22,491

Income before income tax expense (benefit)	1,212	17,689	2,083	18,762
Income tax expense (benefit)	(381)	5,956	(1,028)	5,640
Net income	1,593	11,733	3,111	13,122
Less preferred stock dividends and discount accretion	601	502	1,202	1,005
Net income available to common shareholders	$992	$11,231	$1,909	$12,117

Basic earnings per common share	$0.10	$1.42	$0.19	$1.60
Diluted earnings per common share	$0.10	$1.41	$0.19	$1.59
Dividends paid per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Net income	$1,593	$11,733	$3,111	$13,122

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains	6,276	1,901	7,046	2,081
Tax effect	(2,419)	(732)	(2,716)	(802)
Reclassification of gains recognized in net income	(79)	(587)	(136)	(604)
Tax effect	30	226	52	233
Net of tax amount	3,808	808	4,246	908
Cash flow hedging activities:
Unrealized holding losses	(3,113)	(8,369)	(2,755)	(13,562)
Tax effect	1,200	3,226	1,062	5,228
Reclassification of losses recognized in net income	1,022	509	2,044	550
Tax effect	(394)	(196)	(788)	(212)
Net of tax amount	(1,285)	(4,830)	(437)	(7,996)
Total other comprehensive income (loss), net of tax	2,523	(4,022)	3,809	(7,088)
Comprehensive income	$4,116	$7,711	$6,920	$6,034

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

								Directors	Accumulated
			Common	Preferred	Preferred		Stock in	deferred	other com-
	Common stock		stock	stock	stock	Retained	directors	fees	prehensive
	Shares	Amount	warrants	Series A	Series B	earnings	rabbi trust	obligation	income (loss)	Total
	(Amounts in thousands, except share and per share data)

Balance, December 31, 2009	7,341,901	$70,376	$2,412	$29,304	$-	$19,009	$(1,388)	$1,388	$5,105	$126,206
Net income	-	-	-	-	-	13,122	-	-	-	13,122
Directors deferred fees	-	-	-	-	-	-	64	(64)	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(7,088)	(7,088)
Common stock issued pursuant to:
Stock-based compensation	1,333	86	-	-	-	-	-	-	-	86
Common stock offering, net	1,695,434	16,135	-	-	-	-	-	-	-	16,135
Preferred stock issued, net	-	-	-	-	17,194	-	-	-	-	17,194
Cash dividends:
Common stock, $.10 per share	-	-	-	-	-	(735)	-	-	-	(735)
Preferred stock, net of accretion	-	-	-	223	-	(1,005)	-	-	-	(782)
Balance, June 30, 2010	9,038,668	$86,597	$2,412	$29,527	$17,194	$30,391	$(1,324)	$1,324	$(1,983)	$164,138

Balance, December 31, 2010	9,053,360	$86,791	$2,412	$29,757	$17,161	$22,901	$(1,729)	$1,729	$(6,798)	$152,224
Net income	-	-	-	-	-	3,111	-	-	-	3,111
Directors deferred fees	-	-	-	-	-	-	(93)	93	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	3,809	3,809
Common stock issued pursuant to:
Exercise of stock options	5,000	41	-	-	-	-	-	-	-	41
Stock-based compensation	3,999	148	-	-	-	-	-	-	-	148
Dividend reinvestment plan	13,036	103	-	-	-	-	-	-	-	103
Cash dividends:
Common stock, $.10 per share	-	-	-	-	-	(905)	-	-	-	(905)
Preferred stock, net of accretion	-	-	-	240	-	(1,202)	-	-	-	(962)
Balance, June 30, 2011	9,075,395	$87,083	$2,412	$29,997	$17,161	$23,905	$(1,822)	$1,822	$(2,989)	$157,569

See accompanying note to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Operating activities
Net income	$3,111	$13,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,532	8,946
Depreciation and amortization	996	942
Amortization of premiums and discounts, net	246	146
Amortization of core deposit intangible	196	165
Accretion of fair value purchase accounting adjustments	(2,537)	(1,657)
Ineffectiveness of cash flow hedge	2,044	550
Gain on acquisition	-	(19,289)
Stock-based compensation	148	86
Deferred compensation	236	390
Earnings on bank-owned life insurance	(845)	(474)
Gain on sales of investment securities available for sale, net	(136)	(604)
Losses on other real estate owned	1,818	256
Gain on sale of loans / mortgage fees	(605)	(551)
Origination of mortgage loans held for sale	(25,279)	(40,679)
Proceeds from sales of mortgage loans held for sale	30,726	41,806
Decrease in accrued interest receivable	1,655	857
Decrease in FDIC indemnification asset	10,479	-
(Increase) decrease in other assets	(1,906)	2,407
Increase (decrease) in accrued expenses and other liabilities	(2,832)	4,623
Other operating activities, net	5	34
Net cash provided by operating activities	24,052	11,076
Investing activities
Purchases of investment securities available for sale	(17,741)	(33,335)
Proceeds from sales of investment securities available for sale	26,859	69,452
Proceeds from maturities of investment securities available for sale	17,172	27,481
Purchase of Federal Home Loan Bank stock	(202)	-
Investment in bank-owned life insurance	-	(14)
Net increase in loans	(47,685)	(52,835)
Purchase of premises and equipment	(4,939)	(1,684)
Proceeds from disposal of premises and equipment	-	14
Net cash received from acquisition	-	61,112
Investment in other real estate owned	(261)	(887)
Proceeds from sales of other real estate owned	10,486	5,980
Net cash provided (used) by investing activities	(16,311)	75,284
Financing activities
Net increase (decrease) in deposits	22,513	(14,809)
Net decrease in short-term borrowings	(28,075)	(37,894)
Net decrease in long-term debt	-	(24,577)
Common stock issued, net of issuance costs	-	16,135
Preferred stock issued, net of issuance costs	-	17,194
Common stock issued from exercise of stock options	41	-
Common stock issued pursuant to dividend reinvestment plan	103	-
Cash dividends paid, net of accretion	(1,867)	(1,517)
Net cash used by financing activities	(7,285)	(45,468)
Net increase in cash and cash equivalents	456	40,892
Cash and cash equivalents, beginning of period	30,087	48,173
Cash and cash equivalents, end of period	$30,543	$89,065

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)

Supplemental statement of cash flows disclosure:
Interest paid	$14,606	$15,452
Income taxes paid	1,101	588
Summary of noncash investing and financing activities:
Transfer of loans to other real estate owned	$21,932	$13,381
FDIC indemnification asset increase from losses	1,989	-

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period.  The accounting principles and methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry.  Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

The Company's risk of loss in the event of nonperformance by the other party to the commitment to extend credit, lines of credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements.

At June 30, 2011 and December 31, 2010, the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk are as follows:
	June 30,	December 31,
	2011	2010
	(In thousands)

Commitments under unfunded loans and lines of credit	$202,254	$198,388
Letters of credit	13,365	23,716
Unused credit card lines	6,420	7,577
Commitments to sell loans held for sale	1,909	6,751

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares and participating securities outstanding during the reporting period.  Diluted earnings per common share is the amount of earnings available to each share of common stock during the reporting period adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental shares issued for stock options, restricted stock awards and the warrants under the United States Treasury’s Capital Purchase Program (collectively referred to herein as “Stock Rights”).  Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive.

The weighted average numbers of shares outstanding or assumed to be outstanding for the periods ended June 30, are as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income available to common shareholders	$992	$11,231	$1,909	$12,117
Add: Convertible preferred stock dividends	90	90	180	90
Net income available to participating common shareholders	$1,082	$11,321	$2,089	$12,207

Weighted average common shares - basic	9,065,302	7,640,439	9,060,611	7,491,995
Add: Convertible preferred stock	1,804,566	317,286	1,804,566	159,520
Weighted average participating common shares - basic	10,869,868	7,957,725	10,865,177	7,651,515
Effects of dilutive Stock Rights	16,294	85,670	17,148	39,478
Weighted average participating common shares - diluted	10,886,162	8,043,395	10,882,325	7,690,993

Basic earnings per common share	$0.10	$1.42	$0.19	$1.60
Diluted earnings per common share	$0.10	$1.41	$0.19	$1.59

For the three months and six months ended June 30, 2011, there were 677,590 shares of Stock Rights that were excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods.  For the three months and six months ended June 30, 2010, there were 123,715 and 129,315 shares of Stock Rights, respectively, excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods.

NOTE 4 - SHARE-BASED COMPENSATION

The Company maintains various types of share-based compensation plans.  These plans have been approved by the Company’s shareholders.  Detailed descriptions of these plans were included in Note M of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Stock Option Awards.  The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant.  Volatility is based on the average volatility of the Company based upon previous trading history.  The expected life and forfeiture assumptions are based on historical data.  Dividend yield is based on the yield at the time of the option grant.  There were no options granted for the six months ended June 30, 2011.

A summary of option activity under the stock option plans as of June 30, 2011 and changes during the six months ended June 30, 2011 is presented below:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)
Outstanding at December 31, 2010	269,245	$9.64
Granted	-	-
Exercised	(5,000)	8.26
Forfeited or expired	(67,282)	8.26
Outstanding at June 30, 2011	196,963	$10.15	3.4 years	$86
Exercisable at June 30, 2011	180,151	$10.33	2.9 years	$85
Share options expected to vest	16,812	$8.24	8.3 years	$1

As of June 30, 2011, there was $38,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.56 years.  There was no intrinsic value of options exercised during the six months ended June 30, 2011.  There were no stock options exercised during the six months ended June 30, 2010.  The compensation expense recognized during the six months ended June 30, 2011 and 2010 was $7,000 and $6,000, respectively.

Restricted Stock Awards.  A summary of the status of the Company’s non-vested stock awards as of June 30, 2011 and changes during the six months ended June 30, 2011 is presented below:
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2010	69,443	$7.64
Granted	8,200	7.92
Vested	(3,999)	8.81
Non-vested at June 30, 2011	73,644	$7.61

As of June 30, 2011, there was $285,000 of total unrecognized compensation cost related to non-vested stock awards granted under the plans.  That cost is expected to be recognized over a weighted average period of .81 years.  The related compensation expense recognized during the six months ended June 30, 2011 and 2010 was $141,000 and $80,000, respectively.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of June 30, 2011 and December 31, 2010 are as follows:

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
June 30, 2011:
Available for sale:
State and municipals	$212,203	$6,201	$938	$217,466
Mortgage-backed	107,903	8,004	39	115,868
Other	47	-	-	47
	$320,153	$14,205	$977	$333,381
Held to maturity:
Corporate bonds	$6,000	$-	$800	$5,200

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
December 31, 2010:
Available for sale:
State and municipals	$221,902	$2,722	$4,082	$220,542
Mortgage-backed	124,604	7,854	176	132,282
Other	47	-	-	47
	$346,553	$10,576	$4,258	$352,871
Held to maturity:
Corporate bonds	$6,000	$-	$720	$5,280

The amortized cost and estimated fair value of investment securities at June 30, 2011, by contractual maturity and projected cash flows, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
		Estimated
	Amortized cost	fair value
	(In thousands)
Available for sale:
Due within one year	$21,418	$22,627
Due after one year through five years	70,151	73,902
Due after five through ten years	104,025	107,417
Due after ten years	124,559	129,435
	$320,153	$333,381

Held to maturity:
Due after five through ten years	$6,000	$5,200

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.  At June 30, 2011, the unrealized losses relate to 34 state and municipal securities, two mortgage-backed securities and two corporate bonds.  Of those, 13 of the state and municipal securities and the two corporate bonds had continuous unrealized losses for more than 12 months.  At December 31, 2010, the unrealized losses relate to 137 state and municipal securities, two mortgage-backed securities and two corporate bonds. Of those, 13 of the state and municipal securities and the corporate bonds had continuous unrealized losses for more than twelve months.  The deterioration in value is attributable to changes in market interest rates and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity.  The Company’s management and the Asset/Liability committee continually monitor the investment securities portfolio to effectively evaluate the temporary impairment.  The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity.  The temporarily impaired investment securities as of June 30, 2011 and December 31, 2010 are as follows:

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Available for sale:
State and municipals	$28,136	$265	$9,096	$673	$37,232	$938
Mortgage-backed	5,060	39	-	-	5,060	39
	$33,196	$304	$9,096	$673	$42,292	$977

Held to maturity:
Corporate bonds	$-	$-	$5,200	$800	$5,200	$800

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Available for sale:
State and municipals	$112,579	$2,896	$9,330	$1,186	$121,909	$4,082
Mortgage-backed	10,171	176	-	-	10,171	176
	$122,750	$3,072	$9,330	$1,186	$132,080	$4,258

Held to maturity:
Corporate bonds	$-	$-	$5,280	$720	$5,280	$720

The following is a summary of realized gains and losses from the sales of investment securities classified as available for sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Proceeds from sales	$2,961	$62,851	$26,859	$69,452

Gross realized gains on sales	$90	$587	$655	$608
Gross realized losses on sales	(11)	-	(519)	(4)
Total realized gains, net	$79	$587	$136	$604

At June 30, 2011 and December 31, 2010, investment securities with an estimated fair value of $150.6 million and $165.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at June 30, 2011 and December 31, 2010 are summarized below:

	June 30, 2011			December 31, 2010
	Loans	Loans not		Loans	Loans not
	covered under	covered under		covered under	covered under
	loss share	loss share		loss share	loss share
	agreements	agreements	Total	agreements	agreements	Total
	(In thousands)

Commercial real estate	$109,387	$606,495	$715,882	$120,053	$557,634	$677,687
Commercial construction	54,058	171,324	225,382	62,879	170,079	232,958
Commercial and industrial	22,397	111,530	133,927	24,903	111,668	136,571
Leases	-	11,906	11,906	-	10,985	10,985
Total commercial	185,842	901,255	1,087,097	207,835	850,366	1,058,201
Residential construction	170	24,939	25,109	2,402	29,949	32,351
Residential mortgage	93,620	309,395	403,015	94,701	308,615	403,316
Consumer and other	4,053	9,686	13,739	4,404	10,099	14,503
	$283,685	$1,245,275	1,528,960	$309,342	$1,199,029	1,508,371
Deferred loan costs (fees)			(413)			(191)
Total loans, net of deferred loan costs/fees			$1,528,547			$1,508,180

A portion of the fair value discount on acquired non-impaired loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans.  The remaining nonaccretable difference represents cash flows not expected to be collected.  The changes in the carrying amount of covered acquired loans and accretable yield for loans receivable as of and for the three and six months ended June 30, 2011 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Accretable	Carrying	Accretable	Carrying
	Yield	Amount	Yield	Amount
	(In thousands)

Balance at beginning of period	$(11,888)	$301,436	$(13,009)	$309,342
Reductions from payments and foreclosures, net	-	(19,155)	-	(28,182)
Accretion	1,404	1,404	2,525	2,525
Balance at end of period	$(10,484)	$283,685	$(10,484)	$283,685

The unpaid principal balance for loans covered under loss share agreements was $351.3 million and $404.2 million at June 30, 2011 and December 31, 2010, respectively.

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank.  At June 30, 2011 and December 31, 2010, real estate loans with carrying values of $358.3 million and $368.8 million, respectively, were pledged to secure borrowing facilities from these institutions.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

A summary of activity in the allowance for loan losses for the three and six months ended June 30 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Balance at beginning of period	$24,325	$17,395	$24,813	$17,309
Provision charged to operations	3,032	6,000	6,532	8,946
Loans charged-off:
Commercial real estate	2,533	1,531	3,106	2,776
Commercial construction	634	424	3,332	843
Commercial and industrial	491	1,964	778	2,374
Leases	-	7	-	7
Residential construction	101	82	609	477
Residential mortgage	330	491	633	774
Consumer and other	21	27	21	151
Total loans charged-off	4,110	4,526	8,479	7,402
Recoveries of loans:
Commercial real estate	56	11	57	11
Commercial construction	-	2	19	2
Commercial and industrial	3	36	356	36
Leases	16	-	16	-
Residential construction	7	2	11	7
Residential mortgage	27	101	30	112
Consumer and other	17	17	18	17
Total loan recoveries	126	169	507	185
Net charge-offs	3,984	4,357	7,972	7,217
Balance at end of period	$23,373	$19,038	$23,373	$19,038

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents by loan category, the balance in the allowance for loan losses disaggregated on the basis of the Company’s measurement method and the related recorded investment in loans as of June 30, 2011 and December 31, 2010:

	Commercial Loan Portfolio
	Commercial	Commercial	Commercial and
	real estate	construction	industrial	Leases	Total
	(In thousands)
June 30, 2011:
Specific reserves:
Impaired loans	$409	$1,415	$76	$-	$1,900
Purchase credit impaired loans	-	-	-	-	-
Total specific reserves	409	1,415	76	-	1,900
General reserves	8,846	4,479	2,925	35	16,285
Total	$9,255	$5,894	$3,001	$35	$18,185

Loans individually evaluated for impairment	$18,917	$26,189	$2,891	$-	$47,997
Purchase credit impaired loans	19,000	18,402	2,152	-	39,554
Loans collectively evaluated for impairment	677,965	180,791	128,884	11,906	999,546
Total	$715,882	$225,382	$133,927	$11,906	$1,087,097

	Residential Loan Portfolio
	Residential	Residential	Consumer
	construction	mortgage	and other	Total
	(In thousands)
Specific reserves:
Impaired loans	$7	$1,847	$-	$1,854
Purchase credit impaired loans	-	-	-	-
Total specific reserves	7	1,847	-	1,854
General reserves	572	2,593	169	3,334
Total	$579	$4,440	$169	$5,188

Loans individually evaluated for impairment	$1,478	$10,807	$-	$12,285
Purchase credit impaired loans	170	25,144	46	25,360
Loans collectively evaluated for impairment	23,461	367,064	13,693	404,218
Total	$25,109	$403,015	$13,739	$441,863

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

	Commercial Loan Portfolio
	Commercial	Commercial	Commercial and
	real estate	construction	industrial	Leases	Total
	(In thousands)
December 31, 2010:
Specific reserves:
Impaired loans	$1,414	$383	$570	$-	$2,367
Purchase credit impaired loans	-	-	-	-	-
Total specific reserves	1,414	383	570	-	2,367
General reserves	11,558	4,142	2,955	33	18,688
Total	$12,972	$4,525	$3,525	$33	$21,055

Loans individually evaluated for impairment	$7,170	$13,560	$5,957	$-	$26,687
Purchase credit impaired loans	31,396	22,810	2,084	-	56,290
Loans collectively evaluated for impairment	639,121	196,588	128,530	10,985	975,224
Total	$677,687	$232,958	$136,571	$10,985	$1,058,201

	Residential Loan Portfolio
	Residential	Residential	Consumer
	construction	mortgage	and other	Total
	(In thousands)
Specific reserves:
Impaired loans	$-	$359	$-	$359
Purchase credit impaired loans	-	-	-	-
Total specific reserves	-	359	-	359
General reserves	682	2,508	209	3,399
Total	$682	$2,867	$209	$3,758

Loans individually evaluated for impairment	$322	$2,826	$-	$3,148
Purchase credit impaired loans	-	22,723	-	22,723
Loans collectively evaluated for impairment	32,029	377,767	14,503	424,299
Total	$32,351	$403,316	$14,503	$450,170

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents by loan category, information related to impaired loans as of June 30, 2011 and December 31, 2010:

				Impaired Loans - With
	Impaired Loans - With Allowance			No Allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
	investment	balance	allocated	investment	balance
	(In thousands)
June 30, 2011:
Commercial real estate	$2,574	$2,574	$409	$35,343	$46,267
Commercial construction	11,180	11,180	1,415	33,411	45,913
Commercial and industrial	199	199	76	4,844	5,978
Leases	-	-	-	-	-
Residential construction	318	318	7	1,330	1,367
Residential mortgage	7,475	7,475	1,847	28,476	37,464
Consumer and other	-	-	-	46	49
Total	$21,746	$21,746	$3,754	$103,450	$137,038

				Impaired Loans - With
	Impaired Loans - With Allowance			No Allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
	investment	balance	allocated	investment	balance
	(In thousands)
December 31, 2010:
Commercial real estate	$4,534	$4,534	$1,414	$34,032	$46,188
Commercial construction	1,788	1,788	383	34,582	51,253
Commercial and industrial	1,323	1,323	570	6,718	7,549
Leases	-	-	-	-	-
Residential construction	-	-	-	322	322
Residential mortgage	929	929	359	24,620	40,615
Consumer and other	-	-	-	-	-
Total	$8,574	$8,574	$2,726	$100,274	$145,927

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents by loan category, information related to the average investment and interest income recognized on impaired loans for the three and six months ended June 30, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized
	(In thousands)
Impaired loans with allowance:
Commercial real estate	$6,527	$23	$6,597	$65
Commercial construction	10,844	46	9,049	52
Commercial and industrial	351	-	600	-
Leases	-	-	-	-
Residential construction	6,863	4	3,586	4
Residential mortgage	820	52	1,611	52
Consumer and other	-	-	-	-
Total impaired loans with allowance	$25,405	$125	$21,443	$173

Impaired loans with no allowance:
Commercial real estate	$31,544	$38	$36,270	$108
Commercial construction	34,793	87	39,851	141
Commercial and industrial	4,904	24	5,283	24
Leases	-	-	2	-
Residential construction	3,247	9	2,622	9
Residential mortgage	26,138	7	25,948	55
Consumer and other	46	-	151	-
Total impaired loans with no allowance	$100,672	$165	$110,127	$337

Impaired loans:
Commercial	$88,963	$218	$97,652	$390
Consumer	37,114	72	33,918	120
Total impaired loans	$126,077	$290	$131,570	$510

For the three and six months ended June 30, 2011, the amount of interest income recognized within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and six months ended June 30, 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.  At June 30, 2010, the recorded investment in loans considered impaired totaled $79.1 million, which were primarily from the FDIC-assisted acquisition during the second quarter of 2010.  The amount of interest income recognized within the period that the loans were impaired was not material.

At June 30, 2011, troubled debt restructurings (“TDR’s”) totaled $39.9 million, of which $9.8 million is included in nonaccrual loans, and the remaining $30.1 million were not past due and performing to the restructured terms.  At December 31, 2010, TDR’s totaled $8.5 million, of which $3.4 million is included in nonaccrual loans, and the remaining $5.1 million were not past due and performing to the restructured terms.  Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a modification that would otherwise not be considered is granted to the borrower.  Performing loans considered TDR’s increased $25.0 million during the first six months of 2011, primarily from an increase of $5.6 million in commercial real estate loans and an increase of $9.6 million in residential A&D and construction loans that were renewed at extended amortization terms or interest-only terms deemed to be concessionary in the current economic environment.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents by loan category, a summary of recorded investment in nonaccrual loans at June 30, 2011 and December 31, 2010, including those that are covered under loss share agreements:

	June 30, 2011			December 31, 2010
	Loans	Loans not		Loans	Loans not
	covered under	covered under		covered under	covered under
	loss share	loss share		loss share	loss share
	agreements	agreements	Total	agreements	agreements	Total
	(In thousands)
Nonaccrual loans:
Commercial real estate	$17,417	$12,914	$30,331	$22,090	$11,187	$33,277
Commercial construction	18,270	13,513	31,783	20,474	10,245	30,719
Commercial and industrial	2,091	587	2,678	1,749	1,065	2,814
Leases	-	-	-	-	-	-
Residential construction	170	394	564	-	252	252
Residential mortgage	24,264	4,413	28,677	20,413	3,475	23,888
Consumer and other	47	1	48	27	-	27
Total nonaccrual loans	$62,259	$31,822	$94,081	$64,753	$26,224	$90,977

Accruing greater than 90 days past due:
Commercial real estate	$-	$-	$-	$3,009	$-	$3,009
Commercial construction	-	-	-	267	-	267
Commercial and industrial	-	-	-	337	-	337
Residential construction	-	-	-	-	-	-
Residential mortgage	-	-	-	930	44	974
Consumer and other	-	-	-	11	-	11
Total 90 days past due loans	$-	$-	$-	$4,554	$44	$4,598

The following presents by loan category, an aging analysis of past due loans as of June 30, 2011 and December 31, 2010:

			Greater
			Than
	30-59 Days	60-89 Days	90 Days		Total		Total
	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Current	Loans
	(In thousands)
June 30, 2011:
Commercial real estate	$5,680	$412	$-	$30,331	$36,423	$679,459	$715,882
Commercial construction	777	519	-	31,783	33,079	192,303	225,382
Commercial and industrial	100	244	-	2,678	3,022	130,905	133,927
Leases	-	-	-	-	-	11,906	11,906
Residential construction	-	-	-	564	564	24,545	25,109
Residential mortgage	1,697	2,350	-	28,677	32,724	370,291	403,015
Consumer and other	60	14	-	48	122	13,617	13,739
Total	$8,314	$3,539	$-	$94,081	$105,934	$1,423,026	$1,528,960

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

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

Credit quality indicators

The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's primary credit quality indicators use an internal credit risk rating system that categorizes loans and leases into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans and leases to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics are typically risk rated and monitored collectively. These are typically loans and leases to individuals in the classes which comprise the consumer portfolio segment.

Loans excluded from the scope of the annual review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the creditworthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as special mention, substandard or even charged off. The Company uses the following definitions for risk ratings:

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents by loan category and by credit quality indicator, the recorded investment in the Company’s loans as of June 30, 2011 and December 31, 2010:

		Pass	Special
	Total	credits	mention	Substandard	Doubtful / Loss
	(In thousands)
June 30, 2011:
Commercial real estate	$715,882	$614,720	$32,746	$56,050	$12,366
Commercial construction	225,382	131,306	20,610	56,457	17,009
Commercial and industrial	133,927	116,613	7,073	7,930	2,311
Leases	11,906	11,906	-	-	-
Residential construction	25,109	19,018	1,441	4,480	170
Residential mortgage	403,015	316,977	32,182	36,672	17,184
Consumer and other	13,739	12,597	900	200	42
Total	$1,528,960	$1,223,137	$94,952	$161,789	$49,082

Loans covered under loss share	$283,685	$151,770	$30,503	$52,330	$49,082
Loans not covered under loss share	1,245,275	1,071,367	64,449	109,459	-
Total	$1,528,960	$1,223,137	$94,952	$161,789	$49,082

		Pass	Special
	Total	credits	mention	Substandard	Doubtful / Loss
	(In thousands)
December 31, 2010:
Commercial real estate	$677,687	$551,893	$50,594	$63,143	$12,057
Commercial construction	232,958	126,213	32,101	56,904	17,740
Commercial and industrial	136,571	114,492	14,069	6,649	1,361
Leases	10,985	10,985	-	-	-
Residential construction	32,351	23,633	3,948	4,770	-
Residential mortgage	403,316	308,110	45,718	40,214	9,274
Consumer and other	14,503	13,265	716	488	34
Total	$1,508,371	$1,148,591	$147,146	$172,168	$40,466

Loans covered under loss share	$309,342	$124,522	$65,252	$79,397	$40,171
Loans not covered under loss share	1,199,029	1,024,069	81,894	92,771	295
Total	$1,508,371	$1,148,591	$147,146	$172,168	$40,466

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The Company had previously entered into interest rate swaps designated as cash flow hedges to fix the interest rate received on certain variable rate loans.  These loans exposed the Company to variability in cash flows, primarily from interest receipts due to changes to interest rates.  During the six months ended June 30, 2011, all of the interest rate swaps had matured, with no fair value at June 30, 2011.  The change in fair value of these derivatives was a decrease of $6,000 and $255,000 for the three and six months ended June 30, 2011, respectively, when compared to the $255,000 recorded at December 31, 2010.  For the six months ended June 30, 2011 and 2010, no hedge ineffectiveness was recognized on these loan cash flow hedges.  The amount of net settlement gains recorded from the interest rate swaps totaled $6,000 and $631,000 for the three months ended June 30, 2011 and 2010, respectively, and $244,000 and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.  Net settlement gains are included in loan interest income in the accompanying consolidated statements of income.

During the first quarter of 2009, the Company entered into a five-year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement.  Under this cash flow hedge relationship, the Company has structured a synthetic cap, where the objective is to offset the effect of interest rate changes, whenever funding rates are higher than the strike rate of the synthetic cap.  During the third quarter of 2009, the Company paid $24.0 million to self-finance the transaction, thus securing a traditional interest rate cap.  From this modification, the Company will achieve significantly reduced funding costs.  Going forward, the amounts reclassified from other comprehensive income into earnings are expected to be more than compensated for by the reduced variable rate funding costs, as the hedge only covers a portion of the Company’s variable interest rate exposure.  The fair value of this derivative was an asset of $3.3 million, which is included in other assets in the accompanying consolidated balance sheet at June 30, 2011.  The change in fair value of this derivative was a decrease of $3.1 million and $2.5 million for the three and six months ended June 30, 2011, respectively, when compared to the $5.8 million recorded at December 31, 2010.  The Company has recorded an $11.1 million loss, net of tax, as accumulated other comprehensive income at June 30, 2011, and expects $7.0 million to be reclassified into earnings within the next 12 months.  In addition, ineffectiveness related to this hedge amounted to $1.0 million and $508,000 for the three months ended June 30, 2011 and 2010, respectively, and $2.0 million and $550,000 for the six months ended June 30, 2011 and 2010, respectively.  The ineffectiveness related to this hedge is included in interest expense on demand deposits in the accompanying consolidated statements of income.

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments, as well as their classification on the balance sheet as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	Estimated	Estimated
	fair value	fair value
	(In thousands)

Interest rate swaps - Other assets	$-	$255
Interest rate cap - Other assets	3,254	5,754
Total derivatives	$3,254	$6,009

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

Goodwill and identified intangible assets, with indefinite lives, are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment.  When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by a valuation model.  A test for impairment was conducted as of June 30, 2011 and concluded that there was no goodwill impairment.  The carrying amount of goodwill and other intangible assets was $26.1 million and $2.1 million as of June 30, 2011, respectively, and $26.1 million and $2.3 million, as of December 31, 2010, respectively.

NOTE 9 - FAIR VALUE MEASUREMENT

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

Investment Securities Available for Sale.  The fair values of investment securities available for sale are recorded at quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 valuation securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 valuation securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 valuation include asset-backed securities in less liquid markets.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	Assets
	(Liabilities)
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
At June 30, 2011:
Available for sale securities	$333,381	$-	$333,381	$-
Interest rate cap	3,254	-	3,254	-

At December 31, 2010:
Available for sale securities	$352,871	$-	$352,871	$-
Interest rate swaps	255	-	255	-
Interest rate cap	5,754	-	5,754	-

At June 30, 2010:
Available for sale securities	$358,805	$-	$358,805	$-
Interest rate swaps	1,470	-	1,470	-
Interest rate cap	7,867	-	7,867	-

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Assets
	(Liabilities)
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
At June 30, 2011:
Loans held for sale	$1,909	$-	$1,909	$-
Impaired loans	121,442	-	-	121,442
Other real estate owned	47,637	-	-	47,637

At December 31, 2010:
Loans held for sale	$6,751	$-	$6,751	$-
Impaired loans	106,122	-	-	106,122
Other real estate owned	39,737	-	-	39,737

At June 30, 2010:
Loans held for sale	$2,190	$-	$2,190	$-
Impaired loans	77,450	-	-	77,450
Other real estate owned	29,078	-	-	29,078

The fair values of securities held to maturity are recorded on a nonrecurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At June 30, 2011, there were no fair value adjustments related to $6.0 million of securities held to maturity.

Goodwill and other intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets as Level 3 valuation.  At June 30, 2011, there were no fair value adjustments related to $26.1 million of goodwill and $2.1 million of other intangible assets.

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair value of those assets.

Investment Securities Available for Sale and Investment Securities Held to Maturity - Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Investment in Bank-Owned Life Insurance - The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$30,543	$30,543	$30,087	$30,087
Investment securities available for sale	333,381	333,381	352,871	352,871
Investment securities held to maturity	6,000	5,200	6,000	5,280
Federal Home Loan Bank stock	9,348	9,348	9,146	9,146
Loans held for sale	1,909	1,909	6,751	6,751
Loans receivable, net	1,505,174	1,504,630	1,483,367	1,481,315
Accrued interest receivable	8,708	8,708	10,363	10,363
FDIC indemnification asset	61,003	61,003	69,493	69,493
Investment in bank-owned life insurance	47,452	47,452	46,607	46,607

Financial liabilities:
Demand deposits and savings	$964,661	$964,661	$948,609	$948,609
Time deposits	885,922	900,989	879,461	905,670
Short-term borrowings	36,120	36,120	60,207	60,207
Long-term debt	93,713	87,520	97,713	88,315
Accrued interest payable	1,290	1,290	1,554	1,554

On-balance sheet derivative financial instruments:
Derivative agreements – asset:
Interest rate swap agreements	$-	$-	$255	$255
Interest rate cap agreement	3,254	3,254	5,754	5,754

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”).   ASU 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU 2011-03 remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) The provisions of ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU 2011-05 will have no impact on the Company’s consolidated financial statements.

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

Overview and Executive Summary

BNC Bancorp (the “Company”) is a bank holding company for Bank of North Carolina (the “Bank”), its wholly owned banking subsidiary.  We also maintain four wholly-owned special-purpose subsidiary trusts that issue trust preferred securities.  The information in the consolidated financial statements relates primarily to the Bank.  We are subject to the rules and regulations of the Board of Governors of the Federal Reserve System.  The Bank is operating under the banking laws of North Carolina, and is subject to the rules and regulations of the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation (“FDIC”).  Accordingly, the Company and the Bank are examined periodically by those regulatory authorities.

The Bank provides a wide range of banking services tailored to the particular banking needs of the communities it serves in North Carolina and coastal South Carolina.  It is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from the Bank’s lines of credit, to primarily make consumer and commercial loans.  The Bank has pursued a strategy that emphasizes its local affiliations.  This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, the Bank makes business loans secured by real estate, personal property and accounts receivable loans; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; commercial real estate loans; and residential mortgage loans.  The Bank also offers a wide range of banking services, including checking and savings accounts, commercial, installment and personal loans, safe deposit boxes, and other associated services.  The Company has recruited and developed a private banking group that is working closely with our retail, business services and wealth management area to provide a concierge-type service level for higher need banking relationships.  The Bank's primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses through its 24 full-service banking offices in North and South Carolina.

Due to unprecedented asset quality challenges and the prolonged economic downturn, the U.S. banking industry has been experiencing serious financial challenges.  During this time of crisis, we began preparing to benefit from growth opportunities, both organically and through acquisition.  We were fortunate to have the opportunity to participate in the FDIC-assisted acquisition of Beach First National Bank (“Beach First”), headquartered in Myrtle Beach, South Carolina, which enabled us to significantly increase our franchise.  Myrtle Beach and the surrounding beach communities are attractive markets with strong demographics, a vibrant retail economy, and a growing core deposit base.  During the first six months of 2011, with the impact of the economic slowdown ongoing, management has continued to focus on managing credit quality, maintaining adequate liquidity sources and managing the capital of the Company.  We continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.  We are committed to building long-term value for our shareholders, and in the changing regulatory and economic landscape, core deposit growth will be an even more critical element for finding successful and profitable growth initiatives.  We have a retail banking team that oversees product development, sales, training, accountability and consistency, and quality of delivery in each of our offices in our banking regions.  During the first six months of 2011, we developed a more robust and scalable mortgage platform and an SBA loan origination department, both with quality leadership.  We are confident that these new areas for the Company will contribute significantly in the third quarter and beyond to enhance and diversify our non-interest income sources.

Our senior management continues to work closely with credit administration, third-party credit review specialists, and lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy.  When a problem is identified, management remains diligent in assessing the situation and moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with the Bank to achieve an acceptable resolution of the credit.  Weaknesses in residential and commercial development and high unemployment levels in our market areas resulted in continued elevated charge-offs during the first six months of 2011 when compared to the first six months of 2010.

Results of Operations

Our net income available to common shareholders for the second quarter ended June 30, 2011 was $992,000, or $0.10 per diluted share, compared to $917,000, or $0.09 per diluted share, for the first quarter ended March 31, 2011 and $11.2 million, or $1.41 per diluted share, for the second quarter of 2010.  The annualized return on average assets was 0.30% for the second quarter of 2011, compared to 0.29% for the first quarter of 2011 and to 2.23% for the second quarter of 2010.  The second quarter of 2010 includes $11.8 million after-tax gains from a FDIC assisted acquisition.

For the six months ended June 30, 2011, net income available to common shareholders was $1.9 million, or $0.19 per diluted share, compared to $12.1 million, or $1.59 per diluted share reported for the same period in 2010.  As noted above, the 2010 results include the one-time gain from the FDIC assisted transaction.

Total assets at June 30, 2011 decreased $15.2 million, or 0.7% compared to June 30, 2010.  Period-end loans increased $59.4 million, or 4.0%, from the same prior year period.  Period-end deposits increased $16.0 million, or 0.9% from June 30, 2010.  When compared to December 31, 2010, total assets decreased $3.2 million, period-end loans increased $20.4 million and period-end deposits increased $22.5 million.  We remain well-capitalized with total equity of $157.6 million at June 30, 2011, a decrease of $6.6 million, or 4.0% from June 30, 2010, and an increase of $5.3 million, or 3.5% from December 31, 2010.

Net Interest Income

Like most financial institutions, our primary component of earnings is net interest income.  Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings.  For internal analytical purposes, management adjusts net interest income to a “fully taxable-equivalent” basis (“(FTE)”) using a 34% federal tax rate on tax exempt items.  Changes in net interest income result from changes in volume, spread and margin.  For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest bearing liabilities.

Net interest income for the second quarter of 2011 was $16.8 million, an increase of $1.2 million, or 7.5%, from the comparable period last year, and an increase of $88,000 from the prior quarter.  Net interest income (FTE) was $18.1 million for the second quarter of 2011, compared to $16.9 million and $18.2 million for the second quarter of 2010 and first quarter of 2011, respectively.  The net interest margin (FTE) increased 22 basis points from the second quarter of 2010 to 3.84%.  Compared to the first quarter of 2011, net interest margin (FTE) decreased 3 basis points from 3.87%.

The Company’s average yield on interest-earning assets decreased 4 basis points while the average rate on interest-bearing liabilities decreased 26 basis points from the second quarter of 2010.  Compared to the first quarter of 2011, the Company’s yield on average interest-earning assets decreased by 11 basis points, while the yield on average interest-bearing liabilities decreased by 8 basis points.

Average loans as a percentage of interest-earning assets increased to 81.1% for the quarter ended June 30, 2011 compared to 75.9% for the prior year quarter.  In addition, the improvement in net interest margin (FTE) was primarily due to the reduction in the average rates for outstanding time deposits.  See the interest rate/volume table below for the individual component changes.

Total interest income (FTE) decreased $10,000 for the second quarter of 2011 when compared to the same quarter of 2010.  The increase of $573,000 in interest income (FTE) from loans was primarily offset by the $560,000 reduction in interest income (FTE) from investment securities.  During the second quarter of 2011, average loans increased $108.8 million while average investment securities decreased $38.7 million compared to the second quarter of 2010.  The changes were due to growth of the loan portfolio.

Total interest expense decreased $1.2 million for the second quarter of 2011 when compared to the same quarter of 2010.  Rates paid on time deposits decreased by 31 basis points, while average time deposits decreased by $101.7 million.  The decrease in time deposits was due to the shift in our deposit mix, with average demand deposits increasing $120.0 million at 9 basis points lower than the same prior year period.  Interest expense on borrowings decreased by $180,000 due to the average borrowings decreasing by $39.0 million decreasing during the period.

The following tables present the average balances of assets, liabilities and shareholders’ equity, interest income (FTE) and interest expense, and average yields and rates by asset and liability component for the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans and leases	$1,529,717	$20,968	5.50%	$1,420,900	$20,395	5.76%
Loans held for sale	1,505	15	4.00%	1,534	15	3.92%
Investment securities, taxable	116,787	1,426	4.90%	165,916	2,074	5.01%
Investment securities, tax-exempt*	206,874	3,672	7.12%	196,459	3,584	7.32%
Interest-earning balances and other	33,124	28	0.34%	88,499	51	0.23%
Total interest-earning assets	1,888,007	26,109	5.55%	1,873,308	26,119	5.59%
Other assets	256,746			241,531
Total assets	$2,144,753			$2,114,839
Interest-bearing liabilities:
Demand deposits	$803,617	2,574	1.28%	$683,633	2,341	1.37%
Savings deposits	35,552	39	0.44%	13,060	8	0.25%
Time deposits	884,100	4,577	2.08%	985,816	5,874	2.39%
Borrowings	137,020	831	2.43%	176,017	1,011	2.30%
Total interest-bearing liabilities	1,860,289	8,021	1.73%	1,858,526	9,234	1.99%
Non-interest-bearing deposits	123,398			98,953
Other liabilities	5,482			14,545
Shareholders' equity	155,584			142,815
Total liabilities and shareholder's equity	$2,144,753			$2,114,839
Net interest income and interest rate spread*		$18,088	3.82%		$16,885	3.60%
Net interest margin*			3.84%			3.62%

* Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis.  The taxable-equivalent adjustment was $1.3 million for the three months ended June 30, 2011 and 2010.

Net interest income for the six months ended June 30, 2011 was $33.4 million, an increase of $6.3 million, or 23.2% from the comparable period last year.  Net interest margin (FTE) increased 31 basis points from the six months ended June 30, 2010 to 3.86%.  Average interest-earning assets were $1.89 billion for the first six months of 2011, an increase of $207.9 million from the first six months of 2010.

The Company’s average yield on interest-earning assets increased 2 basis points for the first six months of 2011 while the average rate on interest-bearing liabilities decreased 30 basis points from the first six months of 2010.

Average loans as a percentage of interest-earning assets increased to 80.3% for the first six months of 2011 compared to 74.3% for the same prior year period.  In addition, the improvement in net interest margin (FTE) was primarily due to the reduction in the average rates for outstanding time deposits.  See the interest rate/volume table below for the individual component changes.

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans and leases	$1,521,465	$41,790	5.54%	$1,253,180	$35,250	5.67%
Loans held for sale	2,158	42	3.92%	2,355	33	2.83%
Investment securities, taxable	121,867	2,964	4.90%	165,712	4,200	5.11%
Investment securities, tax-exempt*	216,124	7,769	7.25%	192,120	7,095	7.45%
Interest-earning balances and other	33,139	61	0.37%	73,464	77	0.21%
Total interest-earning assets	1,894,753	52,626	5.60%	1,686,831	46,655	5.58%
Other assets	252,826			194,840
Total assets	$2,147,579			$1,881,671
Interest-bearing liabilities:
Demand deposits	$806,341	5,308	1.33%	$629,599	3,960	1.27%
Savings deposits	36,041	76	0.43%	12,670	11	0.18%
Time deposits	885,710	9,357	2.13%	847,840	10,966	2.61%
Borrowings	140,880	1,644	2.35%	162,868	2,025	2.51%
Total interest-bearing liabilities	1,868,972	16,385	1.77%	1,652,977	16,962	2.07%
Non-interest-bearing deposits	117,212			83,024
Other liabilities	7,469			10,832
Shareholders' equity	153,926			134,838
Total liabilities and shareholders' equity	$2,147,579			$1,881,671
Net interest income and interest rate spread*		$36,241	3.83%		$29,693	3.51%
Net interest margin*			3.86%			3.55%

* Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis.  The taxable-equivalent adjustment was $2.8 million  and $2.6 million for the six months ended June 30, 2011 and 2010, respectively.

The following tables presents certain information regarding changes in our interest income (FTE) and interest expense for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rates and in volume.

	Three Months Ended			Six Months Ended
	June 30, 2011 vs. 2010			June 30, 2011 vs. 2010
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases	$1,527	$(954)	$573	$7,458	$(918)	$6,540
Loans held for sale	-	-	-	(3)	12	9
Investment securities, taxable	(607)	(41)	(648)	(1,089)	(147)	(1,236)
Investment securities, tax-exempt*	187	(99)	88	875	(201)	674
Interest-earning balances and other	(39)	16	(23)	(58)	42	(16)
Total interest income	1,068	(1,078)	(10)	7,183	(1,212)	5,971
Interest expense:
Demand deposits	398	(165)	233	1,138	210	1,348
Savings deposits	19	12	31	35	30	65
Time deposits	(566)	(731)	(1,297)	445	(2,054)	(1,609)
Borrowings	(230)	50	(180)	(265)	(116)	(381)
Total interest expense	(379)	(834)	(1,213)	1,353	(1,930)	(577)
Net interest income increase (decrease)	$1,447	$(244)	$1,203	$5,830	$718	$6,548

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.  In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors.  We recorded a provision for loan losses of $3.0 million in the second quarter of 2011 compared to a provision for loan losses of $6.0 million in the second quarter of 2010.  For the six months ended June 30, 2011, we recorded a provision for loan losses of $6.5 million compared to a provision for loan losses of $8.9 million for the six months ended June 30, 2010.

The level of our allowance for loan losses expressed as a percentage of total loans increased from 1.30% at June 30, 2010 to 1.53% at June 30, 2011, and as a percent of total loans not covered by loss sharing agreements, the level increased from 1.69% at June 30, 2010 to 1.88% at June 30, 2011.

Allowance for Loan Losses and Asset Quality

At June 30, 2011, the allowance for loan losses was $23.4 million, or 1.88% of loans not covered by loss share agreements, compared to $24.8 million, or 2.07% at December 31, 2010, and $19.0 million, or 1.69%, at June 30, 2010.  When compared to December 31, 2010, the decrease in the allowance for loan losses to total loans ratio for non-covered loans was primarily due to several fully or partially reserved loans being charged-off during the first six months of 2011.  When compared to June 30, 2010, the increase in allowance for loan losses to total loans ratio for non-covered loans was primarily due to deterioration in credit quality within the non-covered commercial loans portfolio.

The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off.  A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely.  Provisions are made to the allowance to reflect incurred losses associated with the loan portfolio.  Adjustments to the allowance are necessary to fund the reserve at a level dictated by the Company’s reserving methodologies.  Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan losses.  A detailed description of our methodology was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Management believes the June 30, 2011 allowance level is adequate to absorb probable losses inherent in the loan portfolio.

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

Nonperforming assets include nonaccrual loans, accruing loans 90 days or more past due, and OREO.  At June 30, 2011, nonperforming assets not covered by loss share agreements were $56.1 million, or 3.05% of total assets, compared to $50.2 million, or 2.75% of total assets at December 31, 2010 and $31.8 million, or 1.76% of total assets at June 30, 2010.  Nonperforming assets, including assets covered under loss share agreements, were $141.7 million, or 6.60% of total assets at June 30, 2011, compared to $135.3 million, or 6.29% at December 31, 2010 and $111.2 million, or 5.14% of total assets at June 30, 2010.  For those nonperforming assets covered by loss share agreements, we are provided with significant loss protection from the FDIC.

Nonaccrual loans not covered by loss share agreements were $31.8 million at June 30, 2011, an increase of $5.6 million from December 31, 2010 and an increase of $21.7 million from June 30, 2010.  Nonaccrual loans, including covered loans, were $94.1 million at June 30, 2011.  At June 30, 2011, OREO increased to $47.6 million, an increase of $7.9 million from December 31, 2010 and an increase of $18.6 million from June 30, 2010.  The increase from June 30, 2010 when compared to June 30, 2011 was due to the higher levels of OREO resulting from the Beach First acquisition that are covered by loss share agreements.  At June 30, 2011, our OREO properties primarily consisted of $19.8 million of commercial properties, $16.2 million of residential 1-4 family properties and $10.8 million in construction, land and land development properties.  OREO assets are carried at the lower of carrying value or fair value less estimating selling costs using current appraisals and/or valuations.  The Company is actively marketing all of its OREO properties.

The following is a summary of nonaccrual loans at the periods presented:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(In thousands)

Commercial real estate	$30,331	$33,277	$21,065
Commercial construction	31,783	30,719	27,104
Commercial and industrial	2,678	2,814	4,908
Total commercial	64,792	66,810	53,077
Residential construction	564	252	825
Residential mortgage	28,677	23,888	26,768
Consumer and other	48	27	51
Total nonaccrual loans	$94,081	$90,977	$80,721

Nonaccrual loans covered by loss share	$62,259	$64,753	$70,641

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

The following is a summary of OREO at the periods presented:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(In thousands)

Residential 1-4 family properties	$16,157	$10,739	$3,260
Multifamily properties	831	1,101	246
Commercial properties	19,807	17,140	19,777
Construction, land development and other land	10,842	10,757	5,795
Total OREO	$47,637	$39,737	$29,078

OREO covered by loss share	$23,348	$15,825	$7,350

At June 30, 2011, loans that were restructured or modified and were not past due and performing to the restructured terms totaled $30.0 million, an increase of $24.9 million from December 31, 2010 and an increase of $24.3 million from June 30, 2010.  The significant increase during the first six months of 2011 was primarily due to $18.1 million in performing A&D and construction loans being renewed at extended amortization terms or interest-only terms deemed to be concessionary in the current economic environment.

Net charge-offs for the second quarter of 2011 were $4.0 million, as compared with net charge-offs of $4.4 million for the second quarter of 2010.  Expressed as an annualized percentage of average loans outstanding, net charge-offs were 1.04% and 1.23% for the three months ended June 30, 2011 and 2010, respectively.  Net charge-offs for the first six months of 2011 were $8.0 million, as compared with net charge-offs of $7.2 million for the first six months of 2010.  Expressed as an annualized percentage of average loans outstanding, net charge-offs were 1.06% and 1.16% for the six months ended June 30, 2011 and 2010, respectively.  The majority of the charge-offs are from our commercial loan portfolios.  During 2011, pass rated credits continue to rise as a percentage of the portfolio as watch and special mention credits have decreased significantly.  There continues to be elevated unemployment levels in several of our local markets.

The following is selected financial information relating to loans, the loan loss allowance and loan loss provision as of and for the period then ended:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net charge-offs to average loans (annualized)	1.04%	1.23%	1.06%	1.16%
Allowance for loan losses to total loans	1.53%	1.30%	1.53%	1.30%
Not covered by loss share	1.88%	1.69%	1.88%	1.69%
Nonperforming loans to total loans	6.15%	5.59%	6.15%	5.59%
Not covered by loss share	2.56%	0.90%	2.56%	0.90%

Non-Interest Income

Non-interest income was $2.4 million for the second quarter of 2011 compared to $21.7 million for the same quarter in 2010.Included in non-interest income for the second quarter of 2010 was $19.3 million of gain on acquisition from a FDIC assisted transaction.  Excluding the acquisition gain and gains on sales of investment securities, non-interest income was $2.3 million for the current quarter, up 25.8% from the $1.8 million reported for the second quarter of 2010.  For the first six months of 2011, non-interest income was $4.8 million compared to $23.1 million for the same period in 2010.  Included in non-interest income for the first six months of 2010 was $19.3 million of gain on acquisition from a FDIC assisted transaction.

Mortgage fees generated from our mortgage market operations in the second quarter of 2011 decreased $51,000, or 17.3%, compared to the second quarter of 2010.  During the second quarter of 2011, the Company’s original mortgage origination platform was terminated and replaced with a more robust platform that is expected to drive mortgage origination volume and fee income significantly higher starting in the third quarter of 2011.  For the first six months of 2011, mortgage fees increased $54,000, or 9.8%, compared to the first six months of 2010.

Service charges on deposit accounts increased $107,000, or 14.1%, in the second quarter of 2011, compared to the second quarter of 2010 primarily as a result of the growth our Company has experienced.  Our overall growth in volume of the related service charges was partially offset by lower overdraft and NSF fees due to new Federal Reserve Board’s consumer protection regulations.  For the first six months of 2011, service charges on deposit accounts increased $279,000, or 19.7%, compared to the first six months of 2010, primarily as a result of the above mentioned growth and from our April 2010 acquisition.

Investment brokerage fees increased $164,000 in the second quarter of 2011, compared to the second quarter of 2010 and increased $317,000 compared to the first six months of 2010, primarily as a result of winding down the original investment platform during the first quarter 2010 and having the new investment platform in operations during 2011.

Earnings on bank-owned life insurance increased by $192,000, or 84.2%, for the second quarter of 2011, compared to the second quarter of 2010 and increased $371,000, or 78.3% for the first six months of 2011, compared to the first six months of 2010, due to the additional purchase of $18.0 million of bank owned life insurance during December 2010.

Other non-interest income increased $58,000 in the second quarter of 2011, compared to the second quarter of 2010.  For the first six months of 2011, other non-interest income increased $472,000 compared to the first six months of 2010, primarily from income associated with FDIC related settlement receipts.

The following are the components of non-interest income for the periods presented:

	Three Months Ended		Six Months Ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
	(In thousands)

Mortgage fees	$243	$294	$605	$551
Service charges	868	761	1,695	1,416
Investment brokerage fees	227	63	384	67
Earnings on bank-owned life insurance	420	228	845	474
Gain on sales of investment securities	79	587	136	604
Gain on acquisition	-	19,289	-	19,289
Other	534	476	1,131	659
Total non-interest income	$2,371	$21,698	$4,796	$23,060

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

Non-interest expenses for the second quarter of 2011 increased $1.3 million, or 9.5%, compared to the same quarter of 2010.    For the first six months of 2011, non-interest expense increased $7.1 million, or 31.7%, compared to the first six months of 2010.  The higher level of non-interest expenses was primarily due to the additional operating expenses from our continued growth, both in organic growth and from our prior year acquisition.

As a result of the acquisition and continued growth of the legacy bank, personnel costs have increased $1.3 million, or 21.4%, in the second quarter of 2011 compared to the same quarter of 2010.  For the first six months of 2011, personnel costs increased $3.8 million, or 34.1%, compared to the first six months of 2010.  Our overall growth of our franchise has increased our headcount, including strategic additions to our senior management team.  During 2011, we will continue to invest in our infrastructure for strategic initiatives, new offices and franchise growth.

Occupancy and furniture/equipment expenditures increased by $43,000, or 2.9%, for the second quarter of 2011, compared to the second quarter of 2010.  For the first six months of 2011, occupancy and furniture/equipment expenditures increased $724,000, or 30.7%, compared to the first six months of 2010, primarily due to increased costs and additional facilities associated with our growth into new markets and from our acquisition of Beach First during the second quarter of 2010.  The increase in the number of locations has also escalated utilities, lease expenses, and property taxes in 2011.

Professional and other service fees decreased $684,000, or 43.9%, for the second quarter of 2011, compared to the second quarter of 2010.  For the first six months of 2011, professional and other service fees decreased $329,000, or 15.0%, compared to the first six months of 2010, mostly due to increased fees during 2010 associated with the acquisition of Beach First.

Loan, foreclosure and collection expenses have increased $746,000 for the second quarter of 2011, compared to the second quarter of 2010.  For the first six months of 2011, loan, foreclosure and collection expenses increased $2.3 million compared to first six months of 2010.  The higher level of loan, foreclosure and collection expense primarily relates to the write-down of OREO properties and the on-going expenses relating to these properties.  For the three and six months ended June 30, 2011, we recorded $1.0 million and $2.0 million, respectively, of other real estate valuation adjustments.  Included in the six month period was $2.5 million of other real estate valuation adjustments on covered assets from the Beach First acquisition, with a corresponding increase in the Company’s FDIC indemnification asset given that these losses are 80% insured, which resulted in a net expense of $500,000.

The following are the components of non-interest expense for the periods presented:

	Three Months Ended		Six Months Ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
	(In thousands)

Salaries and employee benefits	$7,623	$6,280	$14,862	$11,086
Occupancy and equipment	1,511	1,468	3,083	2,359
Data processing and supplies	601	593	1,164	1,004
Advertising and business development	507	375	926	664
Professional and other services	874	1,558	1,870	2,199
FDIC insurance assessments	810	780	1,620	1,380
Loan, foreclosure and collection	1,916	1,170	3,992	1,670
Other	1,051	1,380	2,108	2,129
Total non-interest expense	$14,893	$13,604	$29,625	$22,491

Income Taxes

The Company generates significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance.  Accordingly, the level of such income in relation to income before taxes significantly affects our effective tax rate.  A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.  For the quarter ended June 30, 2011, we recorded an income tax benefit of $381,000 compared to income tax expense of $6.0 million for the same period in 2010.  For the six months ended June 30, 2011, we recorded an income tax benefit of $1.0 million compared to income tax expense of $5.6 million for the same period in 2010.  The significant income tax expense for 2010 was related to the income tax on the acquisition gain reported during the second quarter of 2010.

Preferred Stock Dividend and Accretion

For the second quarters of 2011 and 2010, dividends on preferred stock and accretion amounted to $601,000 and $502,000, respectively.  For the six months ending June 30, 2011 and 2010, dividends on preferred stock and accretion amounted to $1.2 million and $1.0 million, respectively.  The increase is associated with the preferred stock dividend paid on the Series B Preferred Stock that was issued during the second quarter of 2010.  The remaining amounts were associated with the Series A Preferred Stock that was issued to the United States Treasury in December 2008, in connection with our participation in the TARP Capital Purchase Program.

Balance Sheet Analysis

Total assets at June 30, 2011 were $2.15 billion, a decrease of $3.2 million when compared to total assets at December 31, 2010.  Total earning assets, which are comprised of interest-earning balances at banks, investment securities, loans held for sale and loans, were $1.90 billion at June 30, 2011 and $1.91 billion at December 31, 2010.  Earning assets serve as the primary revenue sources for the Company.  Total liquid assets, which include cash and cash equivalents and securities available for sale at June 30, 2011 were 17.0% of total assets, or $363.9 million, a $19.1 million decrease from the $383.0 million reported at December 31, 2010.

Investment Securities

Investment securities were $339.4 million at June 30, 2011 and $358.9 million at December 31, 2010.  The decrease of $19.5 million was used to fund our loan growth.  The majority of securities in the portfolio are bank-qualified municipal government securities and mortgage-backed securities issued or guaranteed by U.S. government agencies.  The Company also maintains portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies.  The Company’s investment portfolios are high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

Loans

Loans increased by $20.4 million to $1.53 billion at June 30, 2011 from $1.51 billion at December 31, 2010.  For the first six months of 2011, average total loans were $1.52 billion, compared to $1.25 billion for the first six months of 2010.  The majority of this increase resulted from the acquisition of Beach First in the second quarter of 2010.  At June 30, 2011, loans covered under loss share agreements amounted to $283.7 million.  Excluding loans covered under loss share agreements, the mix and stratification within certain classifications of the Company’s loan portfolio has changed when compared to the loan portfolio composition at December 31, 2010.  The Company’s construction, land, and acquisition & development (“A&D”) portfolios were reduced from $200.0 million at December 31, 2010 to $196.9 million at June 30, 2011.  Residential and commercial A&D exposure and residential construction exposure were reduced by $5.1 million during the first six months of 2011.  The Company will continue its efforts to divest A&D exposures as needed and deemed appropriate by management.  The Company’s commercial real estate portfolio increased from $557.6 million at December 31, 2010 to $605.8 million at June 30, 2011, with increases of $38.7 million in our investment commercial real estate portfolio.

Deposits

Deposits continue to be our primary funding source.  At June 30, 2011, deposits totaled $1.85 billion, an increase of $22.5 million, or 1.2%, from year-end 2010.  While overall deposit growth continues to be an emphasis, the more important element is the increase in transactional account deposits.  Over the one-year period, transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased $120.8 million, while time deposits decreased $104.8 million.  At June 30, 2011, time deposits were 47.9% of total deposits, compared to 54.0% and 48.4% at June 30, 2010 and March 31, 2011, respectively.  As a percentage of total deposits, wholesale time deposits currently comprise only 21.1% of total deposits, a decrease from 23.1% at June 30, 2010 and an increase from 19.7% at December 31, 2010.

Borrowings

While we continue to utilize borrowings to support balance sheet management and growth, during the six months ended June 30, 2011 we repaid $28.1 million of borrowings, primarily from the increase in our deposits during the period.  Short-term borrowings decreased from $60.2 million at December 31, 2010 to $36.1 million at June 30, 2011.  Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks, securities sold under repurchase agreements and an unsecured revolving line of credit.  At June 30, 2011, long-term debt outstanding totaled $93.7 million, compared to $97.7 million outstanding at year-end 2010.  Long-term debt at June 30, 2011 consisted of $62.0 million of FHLB advances, and $31.7 million of subordinated debt, of which $23.7 million has been issued through the Company’s trust subsidiaries.

Shareholders’ Equity

Our capital position remains above all regulatory thresholds to be considered well capitalized.  At June 30, 2011, shareholders’ equity totaled $157.6 million, an increase of $5.3 million from the December 31, 2010 balance.  The primary changes in shareholders’ equity were an increase in net income for the six-month period in the amount of $3.1 million, a net increase in the unrealized gains on securities available for sale and cash flow hedging activities in the amount of $3.8 million, a decrease of $905,000 for cash dividends paid to common shareholders and $962,000 of preferred stock dividends and accretion.  At June 30, 2011, the Bank and the Company were considered “well capitalized” as such terms are defined in applicable regulations.

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

Our liquidity position aggregated $363.9 million at June 30, 2011, compared to $383.0 million at December 31, 2010.  Supplementing customer deposits as a source of funding, we have the ability to borrow up to $200 million from the FHLB of Atlanta, with $80.5 million outstanding at June 30, 2011.  We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $110 million, with no outstanding balances.  These amounts are based on assets currently pledged.  In addition to the above, we have $183 million of investment securities that are available to be pledged that are unencumbered and a significant amount of loans that are available to be pledged that are unencumbered.  We also have an unsecured revolving line of credit of up to $25.0 million, with $6.3 million outstanding.  The Company was in compliance with all covenants associated with its unsecured revolving line of credit as of June 30, 2011.

In addition to these liquidity sources, we have access to unsecured lines of credit from correspondent banks for short-term liquidity needs totaling $47 million, and the Promontory Interfinancial Network weekly funds auctions where we have another $269 million in availability.  We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

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

Capital Resources

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of June 30, 2011, the Company and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since June 30, 2011 that management believes have changed either the Company’s or the Bank’s capital classifications.

At June 30, 2011, the Tier I risk-based capital ratio for the Bank was 11.13%, the total risk-based capital ratio was 12.82% and all other capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures.  At June 30, 2011, the Company’s total risk-based capital ratio was 12.42%, thus classifying the Company as “well-capitalized” for regulatory purposes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2010 to June 30, 2011.

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

BNC BANCORP

Date: August 9, 2011	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: August 9, 2011	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit (31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101) *
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

* The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.