Form 10-Q
period 2011-09-30
BNC BANCORP
filed 2011-11-09
CIK 1210227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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
Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 04, 2011, the registrant had outstanding 9,085,580 shares of Common Stock, no par value.

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements

	Consolidated Balance Sheets
	September 30, 2011 and December 31, 2010	3

	Consolidated Statements of Income
	Three Months and Nine Months Ended September 30, 2011 and 2010	4

	Consolidated Statements of Comprehensive Income
	Three Months and Nine Months Ended September 30, 2011 and 2010	5

	Consolidated Statements of Shareholders’ Equity
	Nine Months Ended September 30, 2011 and 2010	6

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements	9

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4 -	Controls and Procedures	48

PART II.	Other Information

Item 1A -	Risk Factors	48

Item 6 -	Exhibits	48

SIGNATURES		49

EXHIBIT INDEX		50

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements

Less allowance for loan losses

BNC BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31,
	(Unaudited)	2010*
	(In thousands, except share data)
Assets
Cash and due from banks	$12,735	$7,812
Interest-earning deposits in other banks	22,566	22,275
Investment securities available for sale, at fair value	342,989	352,871
Investment securities held to maturity, at amortized cost	6,000	6,000
Federal Home Loan Bank stock, at cost	10,248	9,146
Loans held for sale	6,753	6,751
Loans:
Covered under loss share agreements	262,673	309,342
Not covered under loss share agreements	1,309,893	1,198,838
Less allowance for loan losses	(24,177)	(24,813)
Net loans	1,548,389	1,483,367
Accrued interest receivable	7,617	10,363
Premises and equipment, net	38,261	30,550
Other real estate owned:
Covered under loss share agreements	22,747	23,912
Not covered under loss share agreements	22,736	15,825
FDIC indemnification asset	50,685	69,493
Investment in bank-owned life insurance	47,866	46,607
Goodwill	26,129	26,129
Other assets	32,037	38,831
Total assets	$2,197,758	$2,149,932

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$130,978	$107,547
Interest-bearing demand	833,190	841,062
Time deposits	871,436	879,461
Total deposits	1,835,604	1,828,070
Short-term borrowings	96,459	60,207
Long-term debt	93,713	97,713
Accrued expenses and other liabilities	9,407	11,718
Total liabilities	2,035,183	1,997,708

Shareholders' Equity:
Preferred stock, no par value, authorized 20,000,000 shares;
Series A, Fixed Rate Cumulative Perpetual Preferred Stock,
$1,000 liquidation value per share, 31,260 shares issued and
outstanding, net of discount	30,117	29,757
Series B, Mandatorily Convertible Non-Voting Preferred Stock,
$10 stated value, 1,804,566 shares issued and outstanding	17,161	17,161
Common stock, no par value; authorized 80,000,000 shares;
9,085,580 and 9,053,360 issued and outstanding, respectively	87,240	86,791
Common stock warrants	2,412	2,412
Retained earnings	25,272	22,901
Stock in directors rabbi trust	(2,033)	(1,729)
Directors deferred fees obligation	2,033	1,729
Accumulated other comprehensive income (loss)	373	(6,798)
Total shareholders' equity	162,575	152,224
Total liabilities and shareholders' equity	$2,197,758	$2,149,932

* Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Interest income:
Interest and fees on loans	$21,176	$21,332	$63,008	$56,615
Investment securities:
Taxable	1,389	1,738	4,353	5,938
Tax-exempt	2,475	2,441	7,447	6,982
Interest on interest-earning balances and other	25	69	86	146
Total interest income	25,065	25,580	74,894	69,681
Interest expense:
Interest on demand deposits and savings	2,967	2,621	8,351	6,592
Interest on time deposits	4,361	5,280	13,718	16,246
Interest on short-term borrowings	172	34	356	431
Interest on long-term debt	697	799	2,157	2,427
Total interest expense	8,197	8,734	24,582	25,696

Net interest income	16,868	16,846	50,312	43,985
Provision for loan losses	3,524	5,436	10,056	14,382
Net interest income after provision for loan losses	13,344	11,410	40,256	29,603
Non-interest income:
Mortgage fees	581	462	1,186	1,013
Service charges	744	677	2,439	2,093
Investment brokerage fees	357	66	741	133
Earnings on bank-owned life insurance	414	220	1,259	694
Gain (loss) on sales of investment securities available for sale, net	1,032	(63)	1,168	541
Gain on acquisition	-	-	-	19,289
Other	711	2,544	1,842	3,203
Total non-interest income	3,839	3,906	8,635	26,966
Non-interest expense:
Salaries and employee benefits	8,152	6,892	23,014	17,978
Occupancy	961	837	2,752	2,235
Furniture and equipment	632	505	1,924	1,466
Data processing and supplies	514	560	1,678	1,564
Advertising and business development	326	323	1,252	987
Professional and other services	668	840	2,538	3,039
FDIC insurance assessments	485	780	1,945	2,160
Loan, foreclosure and collection	1,975	3,225	5,967	4,895
Other	1,002	1,517	3,270	3,646
Total non-interest expense	14,715	15,479	44,340	37,970

Income before income tax expense (benefit)	2,468	(163)	4,551	18,599
Income tax expense (benefit)	46	(823)	(982)	4,817
Net income	2,422	660	5,533	13,782
Less preferred stock dividends and discount accretion	601	591	1,803	1,596
Net income available to common shareholders	$1,821	$69	$3,730	$12,186

Basic earnings per common share	$0.18	$0.01	$0.37	$1.41
Diluted earnings per common share	$0.18	$0.01	$0.37	$1.39
Dividends paid per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Net income	$2,422	$660	$5,533	$13,782

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains	7,635	6,481	14,681	8,562
Tax effect	(2,943)	(2,499)	(5,659)	(3,301)
Reclassification of gains(losses) recognized in net income	(1,032)	63	(1,168)	(541)
Tax effect	398	(25)	450	208
Net of tax amount	4,058	4,020	8,304	4,928
Cash flow hedging activities:
Unrealized holding losses	(2,507)	(4,523)	(5,262)	(18,085)
Tax effect	966	1,744	2,028	6,972
Reclassification of losses recognized in net income	1,375	599	3,419	1,149
Tax effect	(530)	(231)	(1,318)	(443)
Net of tax amount	(696)	(2,411)	(1,133)	(10,407)
Total other comprehensive income (loss), net of tax	3,362	1,609	7,171	(5,479)
Comprehensive income	$5,784	$2,269	$12,704	$8,303

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

								Directors	Accumulated
			Common	Preferred	Preferred		Stock in	deferred	other com-
	Common stock		stock	stock	stock	Retained	directors	fees	prehensive
	Shares	Amount	warrants	Series A	Series B	earnings	rabbi trust	obligation	income (loss)	Total
	(Amounts in thousands, except share and per share data)

Balance, December 31, 2009	7,341,901	$70,376	$2,412	$29,304	$-	$19,009	$(1,388)	$1,388	$5,105	$126,206
Net income	-	-	-	-	-	13,782	-	-	-	13,782
Directors deferred fees	-	-	-	-	-	-	(95)	95	-	-
Other comprehensive loss,
net of tax	-	-	-	-	-	-	-	-	(5,479)	(5,479)
Common stock issued pursuant to:
Stock-based compensation	3,999	135	-	-	-	-	-	-	-	135
Common stock offering, net	1,695,434	16,122	-	-	-	-	-	-	-	16,122
Preferred stock issued, net	-	-	-	-	17,161	-	-	-	-	17,161
Cash dividends:
Common stock, $0.15 per share	-	-	-	-	-	(1,186)	-	-	-	(1,186)
Preferred stock, net of accretion	-	-	-	334	-	(1,596)	-	-	-	(1,262)
Balance, September 30, 2010	9,041,334	$86,633	$2,412	$29,638	$17,161	$30,009	$(1,483)	$1,483	$(374)	$165,479

Balance, December 31, 2010	9,053,360	$86,791	$2,412	$29,757	$17,161	$22,901	$(1,729)	$1,729	$(6,798)	$152,224
Net income	-	-	-	-	-	5,533	-	-	-	5,533
Directors deferred fees	-	-	-	-	-	-	(304)	304	-	-
Other comprehensive income,
net of tax	-	-	-	-	-	-	-	-	7,171	7,171
Common stock issued pursuant to:
Exercise of stock options	5,000	41	-	-	-	-	-	-	-	41
Stock-based compensation	6,665	254	-	-	-	-	-	-	-	254
Dividend reinvestment plan	20,555	154	-	-	-	-	-	-	-	154
Cash dividends:
Common stock, $0.15 per share	-	-	-	-	-	(1,359)	-	-	-	(1,359)
Preferred stock, net of accretion	-	-	-	360	-	(1,803)	-	-	-	(1,443)
Balance, September 30, 2011	9,085,580	$87,240	$2,412	$30,117	$17,161	$25,272	$(2,033)	$2,033	$373	$162,575

See accompanying note to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Operating activities
Net income	$5,533	$13,782
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	10,056	14,382
Depreciation and amortization	1,684	1,441
Amortization of premiums and discounts, net	61	255
Amortization of core deposit intangible	291	269
Accretion of fair value purchase accounting adjustments	(3,795)	(4,636)
Cash flow hedge caplet expense	3,419	1,149
Gain on acquisition	-	(19,289)
Stock-based compensation	254	135
Deferred compensation	447	600
Earnings on bank-owned life insurance	(1,259)	(694)
Gain on sales of investment securities available for sale, net	(1,168)	(541)
Losses on other real estate owned	2,915	2,010
Gain on sale of loans / mortgage fees	(1,186)	(1,013)
Origination of mortgage loans held for sale	(48,800)	(69,615)
Proceeds from sales of mortgage loans held for sale	49,984	70,080
Decrease in accrued interest receivable	2,746	1,677
Decrease in FDIC indemnification asset	21,047	21,690
(Increase) decrease in other assets	(3,358)	5,169
Increase (decrease) in accrued expenses and other liabilities	(2,666)	3,389
Other operating activities, net	21	34
Net cash provided by operating activities	36,226	40,274
Investing activities
Purchases of investment securities available for sale	(48,907)	(40,410)
Proceeds from sales of investment securities available for sale	49,789	74,746
Proceeds from maturities of investment securities available for sale	23,620	42,883
(Purchase) redemption of Federal Home Loan Bank stock	(1,102)	580
Investment in bank-owned life insurance	-	(14)
Net increase in loans	(99,357)	(75,655)
Purchase of premises and equipment	(9,339)	(3,512)
Proceeds from disposal of premises and equipment	-	14
Net cash received from acquisition	-	61,112
Investment in other real estate owned	(524)	(1,205)
Proceeds from sales of other real estate owned	17,629	9,694
Net cash provided (used) by investing activities	(68,191)	68,233
Financing activities
Net increase in deposits	7,534	6,688
Net increase (decrease) in short-term borrowings	32,252	(40,896)
Net decrease in long-term debt	-	(24,602)
Common stock issued, net of issuance costs	-	16,122
Preferred stock issued, net of issuance costs	-	17,161
Common stock issued from exercise of stock options	41	-
Common stock issued pursuant to dividend reinvestment plan	154	-
Cash dividends paid, net of accretion	(2,802)	(2,448)
Net cash provided (used) by financing activities	37,179	(27,975)
Net increase in cash and cash equivalents	5,214	80,532
Cash and cash equivalents, beginning of period	30,087	48,173
Cash and cash equivalents, end of period	$35,301	$128,705

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)

Supplemental statement of cash flows disclosure:
Interest paid	$21,476	$23,129
Income taxes paid	1,101	1,682
Summary of noncash investing and financing activities:
Transfer of loans to other real estate owned	$27,755	$25,141
FDIC indemnification asset increase from losses	1,989	-

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period.  The accounting principles and methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry.  Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

At September 30, 2011 and December 31, 2010, the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk are as follows:
	September 30,	December 31,
	2011	2010
	(In thousands)

Commitments under unfunded loans and lines of credit	$201,068	$198,388
Letters of credit	22,388	23,716
Unused credit card lines	6,073	7,577
Commitments to sell loans held for sale	6,753	6,751

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

The weighted average numbers of shares outstanding or assumed to be outstanding for the periods ended September 30, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income available to common shareholders	$1,821	$69	$3,730	$12,186
Add: Convertible preferred stock dividends	90	90	270	90
Net income available to participating common
shareholders	$1,911	$159	$4,000	$12,276

Weighted average common shares - basic	9,080,235	9,040,566	9,067,224	8,013,857
Add: Convertible preferred stock	1,804,566	1,804,566	1,804,566	713,894
Weighted average participating common
shares - basic	10,884,801	10,845,132	10,871,790	8,727,751
Effects of dilutive Stock Rights	14,852	127,334	16,381	74,058
Weighted average participating common
shares - diluted	10,899,653	10,972,466	10,888,171	8,801,809

Basic earnings per common share	$0.18	$0.01	$0.37	$1.41
Diluted earnings per common share	$0.18	$0.01	$0.37	$1.39

For the three months and nine months ended September 30, 2011, there were 678,990 and 677,590, respectively,  shares of Stock Rights that were excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods.  For the three months and nine months ended September 30, 2010, there were 116,053 and 121,653 shares of Stock Rights, respectively, excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods.

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Stock Option Awards.  The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant.  Volatility is based on the average volatility of the Company based upon previous trading history.  The expected life and forfeiture assumptions are based on historical data.  Dividend yield is based on the yield at the time of the option grant.  There were no options granted for the nine months ended September 30, 2011.

A summary of option activity under the stock option plans as of September 30, 2011 and changes during the nine months ended September 30, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)
Outstanding at December 31, 2010	269,245	$9.64
Granted	-	-
Exercised	(5,000)	8.26
Forfeited or expired	(67,282)	8.26
Outstanding at September 30, 2011	196,963	$10.15	3.1 years	$54
Exercisable at September 30, 2011	182,951	$10.29	2.7 years	$54
Share options expected to vest	14,012	$8.35	8.1 years	$-

As of September 30, 2011, there was $34,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.61 years.  There was no intrinsic value of options exercised during the nine months ended September 30, 2011.  There were no stock options exercised during the nine months ended September 30, 2010.  The related compensation expense recognized during the nine months ended September 30, 2011 and 2010 was $11,000 and $10,000, respectively.

Restricted Stock Awards.  A summary of the status of the Company’s non-vested stock awards as of September 30, 2011 and changes during the nine months ended September 30, 2011 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2010	69,443	$7.64
Granted	48,700	6.93
Vested	(9,665)	8.18
Non-vested at September 30, 2011	108,478	$7.27

As of September 30, 2011, there was $472,000 of total unrecognized compensation cost related to non-vested stock awards granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.08 years.  The related compensation expense recognized during the nine months ended September 30, 2011 and 2010 was $243,000 and $125,000, respectively.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of September 30, 2011 and December 31, 2010 are as follows:

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
September 30, 2011:
Available for sale:
U.S. government agencies	$10,074	$468	$-	$10,542
State and municipals	217,942	12,686	80	230,548
Mortgage-backed securities:
Residential government sponsored	81,630	5,678	-	87,308
Other government sponsored	13,466	1,078	-	14,544
Other	47	-	-	47
	$323,159	$19,910	$80	$342,989
Held to maturity:
Corporate bonds	$6,000	$-	$1,120	$4,880

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
December 31, 2010:
Available for sale:
State and municipals	$221,902	$2,722	$4,082	$220,542
Mortgage-backed securities:
Residential government sponsored	100,117	5,928	176	105,869
Other government sponsored	24,487	1,926	-	26,413
Other Other	47	-	-	47
	$346,553	$10,576	$4,258	$352,871
Held to maturity:
Corporate bonds	$6,000	$-	$720	$5,280

The amortized cost and estimated fair value of investment securities at September 30, 2011, by contractual maturity and projected cash flows, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

		Estimated
	Amortized cost	fair value
	(In thousands)
Available for sale:
Due within one year	$23,723	$25,183
Due after one year through five years	62,907	66,267
Due after five through ten years	117,637	124,441
Due after ten years	118,892	127,098
	$323,159	$342,989
Held to maturity:
Due after five through ten years	$6,000	$4,880

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.  At September 30, 2011, the unrealized losses relate to six state and municipal securities and two corporate bonds.  Of those, four of the state and municipal securities and the two corporate bonds had continuous unrealized losses for more than 12 months.  At December 31, 2010, the unrealized losses relate to 137 state and municipal securities, two mortgage-backed securities and two corporate bonds. Of those, 13 of the state and municipal securities and the corporate bonds had continuous unrealized losses for more than twelve months.  The deterioration in value is attributable to changes in market interest rates and the Company expects these securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity.  The Company’s management and the Asset/Liability committee continually monitor the investment securities portfolio to effectively evaluate the temporary impairment.  The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity.  The temporarily impaired investment securities as of September 30, 2011 and December 31, 2010 are as follows:

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Available for sale:
State and municipals	$3,891	$30	$2,491	$50	$6,382	$80
Mortgage-backed	-	-	-	-	-	-
	$3,891	$30	$2,491	$50	$6,382	$80

Held to maturity:
Corporate bonds	$-	$-	$4,880	$1,120	$4,880	$1,120

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(In thousands)
Available for sale:
State and municipals	$112,579	$2,896	$9,330	$1,186	$121,909	$4,082
Mortgage-backed	10,171	176	-	-	10,171	176
	$122,750	$3,072	$9,330	$1,186	$132,080	$4,258

Held to maturity:
Corporate bonds	$-	$-	$5,280	$720	$5,280	$720

The following is a summary of realized gains and losses from the sales of investment securities classified as available for sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Proceeds from sales	$22,930	$5,294	$49,789	$74,746

Gross realized gains on sales	$1,467	$6	$2,122	$614
Gross realized losses on sales	(435)	(69)	(954)	(73)
Total realized gains (losses), net	$1,032	$(63)	$1,168	$541

At September 30, 2011 and December 31, 2010, investment securities with an estimated fair value of $134.5 million and $165.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at September 30, 2011 and December 31, 2010 are summarized below:

	September 30, 2011			December 31, 2010
	Loans	Loans not		Loans	Loans not
	covered under	covered under		covered under	covered under
	loss share	loss share		loss share	loss share
	agreements	agreements	Total	agreements	agreements	Total
	(In thousands)

Commercial real estate	$108,508	$650,448	$758,956	$120,053	$557,634	$677,687
Commercial construction	43,565	186,603	230,168	62,879	170,079	232,958
Commercial and industrial	15,911	114,924	130,835	24,903	111,668	136,571
Leases	-	12,374	12,374	-	10,985	10,985
Total commercial	167,984	964,349	1,132,333	207,835	850,366	1,058,201
Residential construction	170	25,180	25,350	2,402	29,949	32,351
Residential mortgage	90,877	311,374	402,251	94,701	308,615	403,316
Consumer and other	3,642	9,626	13,268	4,404	10,099	14,503
	$262,673	$1,310,529	1,573,202	$309,342	$1,199,029	1,508,371
Deferred loan costs (fees)			(636)			(191)
Total loans, net of deferred loan costs/fees			$1,572,566			$1,508,180

A portion of the fair value discount on acquired non-impaired loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans.  The remaining nonaccretable difference represents cash flows not expected to be collected.  The changes in the carrying amount of covered acquired loans and accretable yield for loans receivable as of and for the three and nine months ended September 30, 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Accretable	Carrying	Accretable	Carrying
	yield	amount	yield	amount
	(In thousands)

Balance at beginning of period	$(10,484)	$283,685	$(13,009)	$309,342
Reductions from payments and foreclosures, net	-	(22,032)	-	(50,214)
Accretion	1,020	1,020	3,545	3,545
Balance at end of period	$(9,464)	$262,673	$(9,464)	$262,673

The unpaid principal balance for loans covered under loss share agreements was $318.0 million and $404.2 million at September 30, 2011 and December 31, 2010, respectively.

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank.  At September 30, 2011 and December 31, 2010, real estate loans with carrying values of $497.8 million and $368.8 million, respectively, were pledged to secure borrowing facilities from these institutions.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents by loan category, the summary of the Company’s allowance for loan losses and recorded investment in loans as of and for three and nine months ended September 30, 2011:

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
	real estate	construction	and industrial	Leases	construction	mortgage	and other	Total
	(In thousands)
Allowance for loan losses:
Three months ended:
Balance at July 1, 2011	$9,255	$5,894	$3,001	$35	$579	$4,440	$169	$23,373
Charge-offs	(789)	(1,506)	(275)	-	(267)	(376)	(31)	(3,244)
Recoveries	85	250	154	-	3	31	1	524
Provision	721	2,021	176	(10)	324	281	11	3,524
Balance September 30, 2011	$9,272	$6,659	$3,056	$25	$639	$4,376	$150	$24,177

Nine months ended:
Balance at January 1, 2011	$12,972	$4,525	$3,525	$33	$682	$2,867	$209	$24,813
Charge-offs	(3,896)	(4,838)	(1,052)	-	(876)	(1,009)	(51)	(11,722)
Recoveries	142	270	511	15	14	61	17	1,030
Provision	54	6,702	72	(23)	819	2,457	(25)	10,056
Balance September 30, 2011	$9,272	$6,659	$3,056	$25	$639	$4,376	$150	$24,177

Ending balances:
Specific reserves:
Impaired loans	$733	$2,401	$84	$-	$-	$2,036	$-	$5,254
Purchase credit
impaired loans	-	-	-	-	-	-	-	-
	733	2,401	84	-	-	2,036	-	$5,254
General reserves	8,539	4,258	2,972	25	639	2,340	150	18,923
Total	$9,272	$6,659	$3,056	$25	$639	$4,376	$150	$24,177

Loans:
Ending balance:
Individually evaluated
for impairment	$14,132	$29,137	$3,127	$-	$1,103	$14,635	$-	$62,134
Purchase credit
impaired loans	19,193	18,883	2,382	-	170	25,767	30	66,425
Loans collectively
evaluated for
impairment	725,631	182,148	125,326	12,374	24,077	361,849	13,238	1,444,643
Total	$758,956	$230,168	$130,835	$12,374	$25,350	$402,251	$13,268	$1,573,202

The following presents by loan category, the balance of the Company’s allowance for loan losses and recorded investment in loans as of December 31, 2010:

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
	real estate	construction	and industrial	Leases	construction	mortgage	and other	Total
	(In thousands)
Allowance for loan losses:
Specific reserves:
Impaired loans	$1,414	$383	$570	$-	$-	$359	$-	$2,726
Purchase credit
impaired loans	-	-	-	-	-	-	-	-
	1,414	383	570	-	-	359	-	$2,726
General reserves	11,558	4,142	2,955	33	682	2,508	209	22,087
Total	$12,972	$4,525	$3,525	$33	$682	$2,867	$209	$24,813

Loans:
Ending balance:
Individually evaluated
for impairment	$7,170	$13,560	$5,957	$-	$322	$2,826	$-	$29,835
Purchase credit
impaired loans	31,396	22,810	2,084	-	-	22,723	-	79,013
Loans collectively
evaluated for
impairment	639,121	196,588	128,530	10,985	32,029	377,767	14,503	1,399,523
Total	$677,687	$232,958	$136,571	$10,985	$32,351	$403,316	$14,503	$1,508,371

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents by loan category, information related to impaired loans as of September 30, 2011 and December 31, 2010:

				Impaired loans - with
	Impaired loans - with allowance			no allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
	investment	balance	allocated	investment	balance
	(In thousands)
September 30, 2011:
Commercial real estate - non-covered	$4,197	$4,182	$733	$9,968	$9,950
Commercial real estate - covered	-	-	-	19,242	28,824
Commercial construction - non-covered	15,370	15,352	2,401	13,832	13,785
Commercial construction - covered	-	-	-	18,884	26,955
Commercial and industrial - non-covered	207	207	84	2,937	2,920
Commercial and industrial - covered	-	-	-	2,382	3,436
Residential construction - non-covered	-	-	-	1,106	1,103
Residential construction - covered	-	-	-	170	207
Residential mortgage - non-covered	9,062	9,041	2,036	5,602	5,595
Residential mortgage - covered	-	-	-	25,767	32,390
Consumer and other - non-covered	-	-	-	46	49
Consumer and other - covered	-	-	-	30	33
Total loans	$28,836	$28,782	$5,254	$99,966	$125,247

Total non-covered loans	$28,836	$28,782	$5,254	$33,491	$33,402
Total covered loans	-	-	-	66,475	91,845
Total loans	$28,836	$28,782	$5,254	$99,966	$125,247

				Impaired loans - with
	Impaired loans - with allowance			no allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
	investment	balance	allocated	investment	balance
	(In thousands)
December 31, 2010:
Commercial real estate - non-covered	$4,534	$4,534	$1,414	$2,636	$2,636
Commercial real estate - covered	-	-	-	31,396	43,552
Commercial construction - non-covered	1,788	1,788	383	11,772	11,772
Commercial construction -covered	-		-	22,810	39,481
Commercial and industrial - non-covered	1,323	1,323	570	4,634	4,634
Commercial and industrial - covered	-	-	-	2,084	2,915
Residential construction - non-covered	-	-	-	322	322
Residential construction -covered	-	-	-	-	-
Residential mortgage - non-covered	929	929	359	1,937	1,937
Residential mortgage -covered	-	-	-	22,683	38,678
Consumer and other - non-covered	-	-	-	-	-
Consumer and other - covered	-	-	-	-	-
Total	$8,574	$8,574	$2,726	$100,274	$145,927

Total non-covered loans	$8,574	$8,574	$2,726	$21,301	$21,301
Total covered loans	-	-	-	78,973	124,626
Total loans	$8,574	$8,574	$2,726	$100,274	$145,927

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents by loan category, information related to the average investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized
	(In thousands)
Impaired loans with allowance:
Commercial real estate	$4,140	$43	$5,778	$66
Commercial construction	13,985	30	10,688	76
Commercial and industrial	216	-	473	-
Residential construction	-	-	364	4
Residential mortgage	7,158	58	5,477	110
Consumer and other	-	-	-	-
Total impaired loans with allowance	$25,499	$131	$22,780	$256

Impaired loans with no allowance:
Commercial real estate	$32,848	$28	$35,129	$66
Commercial construction	33,556	80	37,753	167
Commercial and industrial	5,136	25	5,234	49
Leases	-	-	1	-
Residential construction	1,289	9	2,178	18
Residential mortgage	29,853	16	27,249	23
Consumer and other	28	-	110	-
Total impaired loans with no allowance	$102,710	$158	$107,654	$323

Impaired loans:
Commercial	$89,881	$206	$95,056	$424
Consumer	38,328	83	35,378	155
Total impaired loans	$128,209	$289	$130,434	$579

For the three and nine months ended September 30, 2011, the amount of interest income recognized within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring that remained on accrual status.  For the three and nine months ended September 30, 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.  At September 30, 2010, the recorded investment in loans considered impaired totaled $86.3 million, of which $69.0 million were covered under loss share agreements.  The amount of interest income recognized within the period that the loans were impaired was not material.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents by loan category, a summary of recorded investment in nonaccrual loans at September 30, 2011 and December 31, 2010, including those that are covered under loss share agreements:

	September 30, 2011			December 31, 2010
	Loans	Loans not		Loans	Loans not
	covered under	covered under		covered under	covered under
	loss share	loss share		loss share	loss share
	agreements	agreements	Total	agreements	agreements	Total
	(In thousands)
Nonaccrual loans:
Commercial real estate	$14,636	$7,936	$22,572	$22,090	$11,187	$33,277
Commercial construction	18,753	16,381	35,134	20,474	10,245	30,719
Commercial and industrial	2,357	585	2,942	1,749	1,065	2,814
Leases	-	-	-	-	-	-
Residential construction	170	343	513	-	252	252
Residential mortgage	25,767	4,596	30,363	20,413	3,475	23,888
Consumer and other	29	-	29	27	-	27
Total nonaccrual loans	$61,712	$29,841	$91,553	$64,753	$26,224	$90,977

Accruing greater than 90 days past due:
Commercial real estate	$-	$-	$-	$3,009	$-	$3,009
Commercial construction	-	-	-	267	-	267
Commercial and industrial	23	-	23	337	-	337
Residential construction	-	-	-	-	-	-
Residential mortgage	-	-	-	930	44	974
Consumer and other	-	-	-	11	-	11
Total 90 days past due loans	$23	$-	$23	$4,554	$44	$4,598

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents by loan category, an aging analysis of past due loans as of September 30, 2011 and December 31, 2010:

			Greater
			than
	30-59 days	60-89 days	90 days		Total		Total
	past due	past due	past due	Nonaccrual	past due	Current	loans
September 30, 2011:	(In thousands)
Non-covered:
Commercial real estate	$319	$337	$-	$7,936	$8,592	$641,856	$650,448
Commercial construction	46	141	-	16,381	16,568	170,035	186,603
Commercial and industrial	132	249	-	585	966	113,958	114,924
Leases	-	-	-	-	-	12,374	12,374
Residential construction	-	365	-	343	708	24,472	25,180
Residential mortgage	1,519	304	-	4,596	6,419	304,955	311,374
Consumer and other	11	9	-	-	20	9,606	9,626
Total non-covered	2,027	1,405	-	29,841	33,273	1,277,256	1,310,529
Covered:
Commercial real estate	823	-	-	14,636	15,459	93,049	108,508
Commercial construction	360	1,960	-	18,753	21,073	22,492	43,565
Commercial and industrial	246	151	23	2,357	2,777	13,134	15,911
Leases	-	-	-	-	-	-	-
Residential construction	-	-	-	170	170	-	170
Residential mortgage	671	305	-	25,767	26,743	64,134	90,877
Consumer and other	69	44	-	29	142	3,500	3,642
Total covered	2,169	2,460	23	61,712	66,364	196,309	262,673
Total loans	$4,196	$3,865	$23	$91,553	$99,637	$1,473,565	$1,573,202

			Greater
			than
	30-59 days	60-89 days	90 days		Total		Total
	past due	past due	past due	Nonaccrual	past due	Current	loans
December 31, 2010:	(In thousands)
Non-covered:
Commercial real estate	$2,413	$189	$-	$11,187	$13,789	$543,845	$557,634
Commercial construction	146	-	-	10,245	10,391	159,688	170,079
Commercial and industrial	142	-	-	1,065	1,207	110,461	111,668
Leases	98	-	-	-	98	10,887	10,985
Residential construction	2,604	-	-	252	2,856	27,093	29,949
Residential mortgage	2,384	461	43	3,475	6,363	302,252	308,615
Consumer and other	31	-	-	-	31	10,068	10,099
Total non-covered	7,818	650	43	26,224	34,735	1,164,294	1,199,029
Covered:
Commercial real estate	1,616	1,237	3,009	22,090	27,952	92,101	120,053
Commercial construction	460	3,213	267	20,474	24,414	38,465	62,879
Commercial and industrial	371	130	337	1,749	2,587	22,316	24,903
Leases	-	-	-	-	-	-	-
Residential construction	223	-	-	-	223	2,179	2,402
Residential mortgage	1,452	2,644	931	20,413	25,440	69,261	94,701
Consumer and other	13	8	11	27	59	4,345	4,404
Total covered	4,135	7,232	4,555	64,753	80,675	228,667	309,342
Total loans	$11,953	$7,882	$4,598	$90,977	$115,410	$1,392,961	$1,508,371

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss.  Loans classified as loss are considered uncollectible and are in the process of being charged off, as soon as practical, once so classified.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents by loan category and by credit quality indicator, the recorded investment in the Company’s loans as of September 30, 2011 and December 31, 2010:

		Pass	Special
	Total	credits	mention	Substandard	Doubtful	Loss
September 30, 2011:	(In thousands)
Non-covered:
Commercial real estate	$650,448	$590,388	$15,967	$44,093	$-	$-
Commercial construction	186,603	136,134	7,582	42,887	-	-
Commercial and industrial	114,924	105,100	3,499	6,325	-	-
Leases	12,374	12,374	-	-	-	-
Residential construction	25,180	19,984	700	4,496	-	-
Residential mortgage	311,374	269,835	20,998	20,541	-	-
Consumer and other	9,626	9,023	554	49	-	-
Total non-covered	1,310,529	1,142,838	49,300	118,391	-	-
Covered:
Commercial real estate	108,508	70,629	8,941	17,286	11,643	9
Commercial construction	43,565	12,095	5,740	8,172	17,484	74
Commercial and industrial	15,911	10,156	1,611	1,981	1,462	701
Leases	-	-	-	-	-	-
Residential construction	170	-	-	-	170	-
Residential mortgage	90,877	47,747	9,500	14,469	18,974	187
Consumer and other	3,642	3,313	84	231	13	1
Total covered	262,673	143,940	25,876	42,139	49,746	972
Total loans	$1,573,202	$1,286,778	$75,176	$160,530	$49,746	$972

		Pass	Special
	Total	credits	mention	Substandard	Doubtful	Loss
December 31, 2010:	(In thousands)
Non-covered:
Commercial real estate	$557,634	$503,345	$21,345	$32,944	$-	$-
Commercial construction	170,079	110,810	19,661	39,608	-	-
Commercial and industrial	111,668	102,491	6,594	2,288	150	145
Leases	10,985	10,985	-	-	-	-
Residential construction	29,949	21,454	3,725	4,770	-	-
Residential mortgage	308,615	265,538	30,190	12,887	-	-
Consumer and other	10,099	9,446	379	274	-	-
Total non-covered	1,199,029	1,024,069	81,894	92,771	150	145
Covered:
Commercial real estate	120,053	48,548	29,249	30,199	11,939	118
Commercial construction	62,879	2,963	12,440	29,736	17,518	222
Commercial and industrial	24,903	12,001	7,475	4,361	881	185
Leases	-	-	-	-	-	-
Residential construction	2,402	2,179	223	-	-	-
Residential mortgage	94,701	42,572	15,528	27,327	9,191	83
Consumer and other	4,404	3,819	337	214	31	3
Total covered	309,342	112,082	65,252	91,837	39,560	611
Total loans	$1,508,371	$1,136,151	$147,146	$184,608	$39,710	$756

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted.  Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.  Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time.  After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly.  Land loans are also included in the class of residential mortgage loans.  Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity.  Land loans modified in a TDR typically involve extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest.  Home equity modifications are made infrequently and are not offered if the Company also holds the first mortgage.  Home equity modifications are uniquely designed to meet the specific needs of each borrower.  Occasionally, the terms will be modified to a standalone second lien mortgage, thereby changing their loan class from home equity to residential mortgage.  Automobile loans modified in a TDR are primarily comprised of loans where the Company has lowered monthly payments by extending the term.

Loans modified in a TDR are, in many cases, already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific Allowance associated with the loan.  An Allowance for impaired consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates.
The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the current period ended September 30, 2011.  As required, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as a TDR.  The Company identified certain TDR’s for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.  Upon identifying the reassessed receivables as a TDR, the Company also identified them as impaired under the new guidance.  The amendments require prospective application of the impairment measurement guidance for those receivables newly identified as impaired.  At the end of the first interim period of adoption for the Company, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired was $39.3 million, and the allowance for credit losses associated with those TDR’s, on the basis of a current evaluation of loss, was $3.8 million.

At September 30, 2011, loan modifications considered TDR’s totaled $46.4 million, of which $9.4 million is included in nonaccrual loans, and the remaining $37.0 million were not past due and performing to the restructured terms.  At December 31, 2010, TDR’s totaled $8.3 million, of which $3.0 million is included in nonaccrual loans, and the remaining $5.3 million were not past due and performing to the restructured terms.  Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a modification that would otherwise not be considered is granted to the borrower.  The following presents by loan category, a summary of loan modifications as of September 30, 2011 and December 31, 2010:

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

			Total
			number of	Total
	Accrual	Nonaccrual	contracts	modifications
	(Dollars in thousands)
September 30, 2011:
Commercial real estate	$10,957	$1,475	10	$12,432
Commercial construction	12,934	7,208	23	20,142
Commercial and industrial	2,567	91	7	2,658
Residential construction	760	-	2	760
Residential mortgage	9,788	617	17	10,405
Consumer and other	3	-	1	3
Total modifications	$37,009	$9,391	60	$46,400

			Total
			number of	Total
	Accrual	Nonaccrual	contracts	modifications
	(Dollars in thousands)
December 31, 2010:
Commercial real estate	$1,764	$2,894	5	$4,658
Commercial construction	3,314	-	11	3,314
Commercial and industrial	87	14	3	101
Residential construction	-	-	-	-
Residential mortgage	187	43	3	230
Consumer and other	-	-	-	-
Total modifications	$5,352	$2,951	22	$8,303

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

Rate modification - A modification in which the interest rate is changed.

Term modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest only modification – A modification in which the loan is converted to interest only payments for a period of time.

Combination modification – Any other type of modification, including the use of multiple categories above.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2010, no available commitments were outstanding on troubled debt restructurings.  The following tables present new troubled debt restructurings, by modification category, for the three and nine months ended September 30, 2011:

			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
Three Months Ended	(Dollars in thousands)
September 30, 2011:
Commercial real estate	$4,588	$-	$-	$-	$4,588
Commercial construction	-	-	94	48	142
Commercial and industrial	34	-	200	58	292
Residential construction	142	-	238	4,161	4,541
Residential mortgage	-	-	-	-	-
Consumer and other	-	3	-	-	3
Total modifications	$4,764	$3	$532	$4,267	$9,566
Total number of contracts	4	1	3	7	15

			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
Nine Months Ended	(Dollars in thousands)
September 30, 2011:
Commercial real estate	$4,588	$659	$1,606	$4,136	$10,989
Commercial construction	783	52	14,092	4,173	19,100
Commercial and industrial	59	-	200	2,342	2,601
Residential construction	-	392	-	368	760
Residential mortgage	878	1,190	1,315	6,987	10,370
Consumer and other	-	3	-	-	3
Total modifications	$6,308	$2,296	$17,213	$18,006	$43,823
Total number of contracts	9	8	15	19	51

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The Company had previously entered into interest rate swaps designated as cash flow hedges to fix the interest rate received on certain variable rate loans.  These loans exposed the Company to variability in cash flows, primarily from interest receipts due to changes to interest rates.  During the nine months ended September 30, 2011, all of the interest rate swaps had matured, with no fair value at September 30, 2011, or during the three months ended September 30, 2011.  The change in fair value of these derivatives was a decrease of $255,000 for the nine months ended September 30, 2011 when compared to the $255,000 recorded at December 31, 2010.  For the nine months ended September 30, 2011 and 2010, no hedge ineffectiveness was recognized on these loan cash flow hedges.  The amount of net settlement gains recorded from the interest rate swaps totaled $0 and $600,000 for the three months ended September 30, 2011 and 2010, respectively, and $244,000 and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.  Net settlement gains are included in loan interest income in the accompanying consolidated statements of income.

During the first quarter of 2009, the Company entered into a five-year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement.  Under this cash flow hedge relationship, the Company has structured a synthetic cap, where the objective is to offset the effect of interest rate changes, whenever funding rates are higher than the strike rate of the synthetic cap.  During the third quarter of 2009, the Company paid $24.0 million to self-finance the transaction, thus securing a traditional interest rate cap.  From this modification, the Company will achieve significantly reduced funding costs.  Going forward, the amounts reclassified from other comprehensive income into earnings are expected to be more than compensated for by the reduced variable rate funding costs, as the hedge only covers a portion of the Company’s variable interest rate exposure.  The fair value of this derivative was an asset of $747,000, which is included in other assets in the accompanying consolidated balance sheet at September 30, 2011.  The change in fair value of this derivative was a decrease of $2.5 million and $5.0 million for the three and nine months ended September 30, 2011, respectively, when compared to the $5.8 million recorded at December 31, 2010.  The Company has recorded an $11.8 million loss, net of tax, as accumulated other comprehensive income at September 30, 2011, and expects $4.7 million, net of tax, to be reclassified into earnings within the next 12 months.  In addition, caplet expense related to this hedge amounted to $1.4 million and $599,000 for the three months ended September 30, 2011 and 2010, respectively, and $3.4 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.  The caplet expense related to this hedge is included in interest expense on demand deposits in the accompanying consolidated statements of income.

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

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments, as well as their classification on the balance sheet as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	Estimated	Estimated
	fair value	fair value
	(In thousands)

Interest rate swaps - Other assets	$-	$255
Interest rate cap - Other assets	747	5,754
Total derivatives	$747	$6,009

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

Goodwill and identified intangible assets, with indefinite lives, are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment.  When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by a valuation model.  A test for impairment was conducted as of June 30, 2011 and concluded that there was no goodwill impairment.  The carrying amount of goodwill and other intangible assets was $26.1 million and $2.0 million as of September 30, 2011, respectively, and $26.1 million and $2.3 million, as of December 31, 2010, respectively.

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	Assets
	(Liabilities)
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
At September 30, 2011:
Available for sale securities	$342,989	$-	$342,989	$-
Interest rate cap	747	-	747	-

At December 31, 2010:
Available for sale securities	$352,871	$-	$352,871	$-
Interest rate swaps	255	-	255	-
Interest rate cap	5,754	-	5,754	-

At September 30, 2010:
Available for sale securities	$351,555	$-	$351,555	$-
Interest rate swaps	858	-	858	-
Interest rate cap	3,954	-	3,954	-

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Assets
	(Liabilities)
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
At September 30, 2011:
Loans held for sale	$6,753	$-	$6,753	$-
Impaired loans	123,546	-	-	123,546
Other real estate owned	45,483	-	-	45,483

At December 31, 2010:
Loans held for sale	$6,751	$-	$6,751	$-
Impaired loans	106,122	-	-	106,122
Other real estate owned	39,737	-	-	39,737

At September 30, 2010:
Loans held for sale	$3,314	$-	$3,314	$-
Impaired loans	85,067	-	-	85,067
Other real estate owned	35,688	-	-	35,688

The fair values of securities held to maturity are recorded on a nonrecurring basis when an impairment in value that is deemed to be other than temporary occurs.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  At September 30, 2011, there were no fair value adjustments related to $6.0 million of securities held to maturity.

Goodwill and other intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets as Level 3 valuation.  At September 30, 2011, there were no fair value adjustments related to $26.1 million of goodwill and $2.0 million of other intangible assets.

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$35,301	$35,301	$30,087	$30,087
Investment securities available for sale	342,989	342,989	352,871	352,871
Investment securities held to maturity	6,000	4,880	6,000	5,280
Federal Home Loan Bank stock	10,248	10,248	9,146	9,146
Loans held for sale	6,753	6,753	6,751	6,751
Loans receivable, net	1,548,389	1,544,933	1,483,367	1,481,315
Accrued interest receivable	7,617	7,617	10,363	10,363
FDIC indemnification asset	50,685	50,685	69,493	69,493
Investment in bank-owned life insurance	47,866	47,866	46,607	46,607

Financial liabilities:
Demand deposits and savings	$964,168	$964,168	$948,609	$948,609
Time deposits	871,436	887,951	879,461	905,670
Short-term borrowings	96,459	96,459	60,207	60,207
Long-term debt	93,713	85,837	97,713	88,315
Accrued interest payable	1,241	1,241	1,554	1,554

On-balance sheet derivative financial instruments:
Derivative agreements – asset:
Interest rate swap agreements	$-	$-	$255	$255
Interest rate cap agreement	747	747	5,754	5,754

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”).  The amendments in ASU 2011-01 defer the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities.  The effective date is for interim and annual reporting periods ending after June 15, 2011.  As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU did not have no impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”).  ASU No. 2011-02 provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:  (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The provisions of ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU 2011-05 will have no impact on the Company’s consolidated financial statements.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08).  The provisions of ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 12 – PROSPOSED STOCK PURCHASE

During the third quarter of 2011, the Bank of North Carolina entered into a Stock Purchase Agreement with Regent Bancorp, Inc., a Florida corporation, to purchase all of the outstanding capital stock of Regent Bank, a federal savings association located in Greenville, South Carolina, and a wholly-owned subsidiary of Regent Bancorp, Inc.

Under the terms of the agreement, Regent-FL will receive $9.75 million in cash, a small premium to adjusted book value, for all of the outstanding shares of Regent Bank-SC, subject to certain adjustments, as more fully described in the agreement.  Immediately following closing, it is anticipated that Regent Bank-SC will be merged with and into Bank of North Carolina and become the bank’s first location in the Greenville market.  The Bank of North Carolina expects the closing of this transaction in the first quarter of 2012.

NOTE 13 – SUBSEQUENT EVENTS – ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

Effective October 14, 2011, Bank of North Carolina (the “Bank”) acquired certain assets and liabilities of Blue Ridge Savings Bank, Inc. a banking association organized under the laws of the state of North Carolina and headquartered in Asheville, North Carolina (“Blue Ridge”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for Blue Ridge (the “Acquisition”), pursuant to a purchase and assumption agreement dated October 14, 2011 (the “Agreement”).

Under the terms of the Agreement, the Bank acquired approximately $168 million in total assets, including approximately $90 million in loans and approximately $50 million in other real estate owned. The Bank also assumed approximately $160 million in customer deposits. The deposits were acquired without a premium.

In connection with the Acquisition, the Bank entered into loss sharing agreements with the FDIC that cover all loans and other real estate owned (referred to collectively as “Covered Assets”).

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

The Bank also has agreed to pay to the FDIC, 45 days after October 31, 2021 (or, if later, the time of disposition of all acquired assets pursuant to the shared-loss agreements) (the “True-Up Date”), the excess, if any, of (i) 20% of the intrinsic loss estimate of approximately $41.6 million less (ii) the sum of (A) 20% of the cumulative shared-loss payments (defined as the aggregate of all shared-loss payments made by the FDIC to the Bank under the Blue Ridge shared-loss agreements minus the aggregate of all reimbursement payments made by the Bank to the FDIC under such agreements), plus (B) 25% of the asset discount of total Blue Ridge Covered Assets at the inception of the related shared-loss agreement, plus (C) servicing amounts equal to 3.5% of total Blue Ridge Covered Assets at the inception of the related shared-loss agreement.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The terms of the Agreement provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to liabilities and assets of Blue Ridge or any of its affiliates not assumed or otherwise purchased by the Bank, with respect to claims made by shareholders of Blue Ridge, and with respect to claims based on any action by Blue Ridge’s directors, officers, and other employees.

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

The Bank provides a wide range of banking services tailored to the particular banking needs of the communities it serves in North Carolina and coastal South Carolina.  It is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from the Bank’s lines of credit, to primarily make consumer and commercial loans.  The Bank has pursued a strategy that emphasizes its local affiliations.  This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, the Bank makes business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; commercial real estate loans; and residential mortgage loans.  The Bank also offers a wide range of banking services, including checking and savings accounts, commercial, installment and personal loans, safe deposit boxes, and other associated services.  The Company has recruited and developed a private banking group that is working closely with our retail, business services and wealth management areas to provide a concierge-type service level for higher need banking relationships.  The Bank's primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses through its 34 full-service banking offices in North and South Carolina.

Due to unprecedented asset quality challenges and the prolonged economic downturn, the U.S. banking industry has been experiencing serious financial challenges.  During this time of crisis, we continue to benefit from growth opportunities, both organically and through acquisition.  We continue to see improvements in our core earnings power driven by double-digit growth rates in non-covered loans and improving asset quality metrics.  While we have sacrificed some earnings over the past two years as we invested in new markets, product lines and support infrastructure, we are pleased that these investments in our future have begun to drive gains in both net interest income, non-interest income and core loans over the past four quarters.  With a strong pipeline of relationship-based credits and increasing mortgage and SBA origination volume, we head into the fourth quarter with continued momentum.  As previously reported, we were fortunate to have the opportunity to participate in the FDIC-assisted acquisition of Beach First National Bank (“Beach First”), headquartered in Myrtle Beach, South Carolina, which enabled us to significantly increase our franchise.  Myrtle Beach and the surrounding beach communities are attractive markets with strong demographics, a vibrant retail economy, and a growing core deposit base.  We have integrated the Beach First acquisition successfully, and positioned our Company to take advantage of two recent acquisition opportunities.  We announced in August that we are acquiring Regent Bank in Greenville, South Carolina, in an all cash transaction.  Regent Bank will give us an immediate regional headquarters location in the vibrant upstate of South Carolina on which to expand our retail, commercial, wealth, and mortgage platforms.  In addition, on October 14, 2011 we acquired Blue Ridge Savings Bank in Asheville, North Carolina, in a FDIC-assisted transaction.  We believe that these two acquisitions provide a solid base for future growth with over 10 offices and $210 million in deposits in the Asheville/Spartanburg/Greenville broadcast media market.

During the first nine months of 2011, with the impact of the economic slowdown ongoing, management has continued to focus on managing credit quality, maintaining adequate liquidity sources and managing the capital of the Company.  Our asset quality metrics continue to show improvement.  The diversity and growth in the loan portfolio have supported a much improved ratio of pass credits to watch and substandard.  Our ongoing aggressive approach to marking assets to recognize impairments continued to pay off as we see a solid pipeline of contracts on other real estate owned properties (“OREO”).   We anticipate a continued reduction in nonperforming assets (“NPA’s”) over the next few quarters and a continued improvement in disposition opportunities.  There continues to be elevated unemployment in many of our legacy markets, however the majority of the larger distressed construction, land, and acquisition & development loans (“A&D”), have been spread across the footprint and not concentrated in any particular real estate market.  Over the past several years we have been able to reduce our construction and A&D loan portfolio and we are aggressively positioning the remaining portfolio for divesture over the next year.  The market continues to be a challenge; however we would anticipate a steady decline in both total NPA’s and expenses associated with the management of those assets as NPA’s seemed to have peaked in the second quarter of this year.

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

Results of Operations

Our net income available to common shareholders for the third quarter ended September 30, 2011 was $1.8 million, or $0.18 per diluted share, compared to $992,000, or $0.10 per diluted share, for the second quarter ended June 30, 2011 and $69,000, or $0.01 per diluted share, for the third quarter of 2010.  The annualized return on average assets was 0.44% for the third quarter of 2011, compared to 0.30% for the second quarter of 2011 and to 0.12% for the third quarter of 2010.

For the nine months ended September 30, 2011, net income available to common shareholders was $3.7 million, or $0.37 per diluted share, compared to $12.2 million, or $1.39 per diluted share reported for the same period in 2010.  The 2010 results include $11.8 million of after-tax gains from the Beach First FDIC assisted transaction.

Total assets at September 30, 2011 increased $17.7 million, or 0.8% compared to September 30, 2010.  Period-end loans increased $96.8 million, or 6.6%, from the same prior year period.  Period-end deposits decreased $20.0 million, or 1.1% from September 30, 2010.  When compared to December 31, 2010, total assets increased $47.8 million, period-end loans increased $64.4 million and period-end deposits increased $7.5 million.  We remain well-capitalized with total equity of $162.6 million at September 30, 2011, a decrease of $2.9 million, or 1.8% from September 30, 2010, and an increase of $10.4 million, or 6.8% from December 31, 2010.

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

Net interest income for the third quarter of 2011 was $16.9 million, an increase of $22,000, or 0.13%, from the comparable period last year, and an increase of $102,000 from the prior quarter.  Net interest income (FTE) was $18.3 million for the third quarter of 2011, compared to $18.2 million and $18.1 million for the third quarter of 2010 and second quarter of 2011, respectively.  The net interest margin (FTE) increased 3 basis points from the third quarter of 2010 to 3.79%.  Compared to the second quarter of 2011, net interest margin (FTE) decreased 5 basis points from 3.84%.

The Company’s average yield on interest-earning assets (FTE) decreased 9 basis points to 5.48%, while the average rate on interest-bearing liabilities decreased 10 basis points to 1.73% during the third quarter of 2011, when compared to the third quarter of 2010.  Compared to the second quarter of 2011, the Company’s yield on average earning assets decreased by 7 basis points, while the cost of average interest-bearing liabilities remained stable.

Average loans as a percentage of interest-earning assets increased to 80.7% for the quarter ended September 30, 2011 compared to 75.3% for the prior year quarter.  In addition, the improvement in net interest margin (FTE) was primarily due to the reduction in the average rates for outstanding time deposits.  See the interest rate/volume table below for the individual component changes.

Total interest income (FTE) decreased $496,000 for the third quarter of 2011 when compared to the same quarter of 2010.  During the third quarter of 2011, average loans increased $96.8 million while the average yield decreased by 41 basis points and average investment securities decreased $14.0 million while the average yield decreased 9 basis points compared to the third quarter of 2010.

Total interest expense decreased $537,000 for the third quarter of 2011 when compared to the same quarter of 2010.  Rates paid on time deposits decreased by 20 basis points, while average time deposits decreased by $86.8 million.  The decrease in time deposits was due to the shift in our deposit mix, with average demand and savings deposits increasing $60.8 million at 7 basis points higher than the same prior year period.  Interest expense on borrowings increased by $36,000 due to the average borrowings increasing by $10.5 million during the period.

The following tables present the average balances of assets, liabilities and shareholders’ equity, interest income (FTE) and interest expense, and average yields and rates by asset and liability component for the periods indicated:

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans and leases	$1,544,516	$21,142	5.43%	$1,447,692	$21,298	5.84%
Loans held for sale	3,194	34	4.22%	3,204	34	4.21%
Investment securities, taxable	115,392	1,389	4.78%	137,618	1,738	5.01%
Investment securities, tax-exempt*	219,317	3,867	7.00%	211,069	3,814	7.17%
Interest-earning balances and other	31,375	25	0.32%	121,916	69	0.22%
Total interest-earning assets	1,913,794	26,457	5.48%	1,921,499	26,953	5.57%
Other assets	265,426			265,784
Total assets	$2,179,220			$2,187,283
Interest-bearing liabilities:
Demand deposits	$796,581	2,926	1.46%	$754,410	2,612	1.37%
Savings deposits	35,955	41	0.45%	17,329	9	0.21%
Time deposits	889,363	4,361	1.95%	976,147	5,280	2.15%
Borrowings	159,213	869	2.17%	148,755	833	2.22%
Total interest-bearing liabilities	1,881,112	8,197	1.73%	1,896,641	8,734	1.83%
Non-interest-bearing deposits	129,390			109,366
Other liabilities	9,792			14,334
Shareholders' equity	158,926			166,942
Total liabilities and shareholder's equity	$2,179,220			$2,187,283
Net interest income and
interest rate spread*		$18,260	3.76%		$18,219	3.74%
Net interest margin*			3.79%			3.76%

* Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis.  The taxable-equivalent adjustment was $1.4 million for the three months ended September 30, 2011 and 2010.

Net interest income for the nine months ended September 30, 2011 was $50.3 million, an increase of $6.3 million, or 14.4% from the comparable period last year.  Taxable-equivalent net interest margin increased 20 basis points from the nine months ended September 30, 2010 to 3.83%.  Average interest-earning assets were $1.90 billion for the nine months ended September 30, 2011, an increase of $135.3 million from the same prior year period of 2010.

The Company’s average yield on interest-earning assets decreased 1 basis point for the nine months ended September 30, 2011 when compared to the same prior year period, while the average rate on interest-bearing liabilities decreased 23 basis points.

Average loans as a percentage of interest-earning assets increased to 80.4% for the nine months ended September 30, 2011, compared to 74.7% for the same prior year period.  In addition, the improvement in net interest margin (FTE) was primarily due to the reduction in the average rates for outstanding time deposits.  See the interest rate/volume table below for the individual component changes.

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans and leases	$1,529,233	$62,932	5.50%	$1,319,256	$56,546	5.73%
Loans held for sale	2,507	76	4.05%	2,115	69	4.36%
Investment securities, taxable	119,685	4,353	4.86%	156,358	5,938	5.08%
Investment securities, tax-exempt*	217,200	11,636	7.16%	198,392	10,909	7.35%
Interest-earning balances and other	32,545	86	0.35%	89,792	146	0.22%
Total interest-earning assets	1,901,170	79,083	5.56%	1,765,913	73,608	5.57%
Other assets	257,072			218,748
Total assets	$2,158,242			$1,984,661
Interest-bearing liabilities:
Demand deposits	$803,052	8,234	1.37%	$671,660	6,572	1.31%
Savings deposits	36,012	117	0.43%	14,240	20	0.19%
Time deposits	886,941	13,718	2.07%	891,079	16,246	2.44%
Borrowings	147,058	2,513	2.28%	158,112	2,858	2.42%
Total interest-bearing liabilities	1,873,063	24,582	1.75%	1,735,091	25,696	1.98%
Non-interest-bearing deposits	121,316			91,901
Other liabilities	8,252			12,012
Shareholders' equity	155,611			145,657
Total liabilities and shareholders' equity	$2,158,242			$1,984,661
Net interest income and
interest rate spread*		$54,501	3.81%		$47,912	3.59%
Net interest margin*			3.83%			3.63%

* Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis.  The taxable-equivalent adjustment was $4.2 million and $3.9 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents certain information regarding changes in our interest income (FTE) and interest expense for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rates and in volume.

	Three Months Ended			Nine Months Ended
	September 30, 2011 vs. 2010			September 30, 2011 vs. 2010
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases	$1,375	$(1,531)	$(156)	$8,821	$(2,435)	$6,386
Loans held for sale	-	-	-	12	(5)	7
Investment securities, taxable	(274)	(75)	(349)	(1,364)	(221)	(1,585)
Investment securities, tax-exempt*	147	(94)	53	1,021	(294)	727
Interest-earning balances and other	(62)	18	(44)	(122)	62	(60)
Total interest income	1,186	(1,682)	(496)	8,368	(2,893)	5,475
Interest expense:
Demand deposits	150	164	314	1,316	346	1,662
Savings deposits	15	17	32	51	46	97
Time deposits	(447)	(472)	(919)	(70)	(2,458)	(2,528)
Borrowings	58	(22)	36	(194)	(151)	(345)
Total interest expense	(224)	(313)	(537)	1,103	(2,217)	(1,114)
Net interest income increase (decrease)	$1,410	$(1,369)	$41	$7,265	$(676)	$6,589

* Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.  In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors.  We recorded a provision for loan losses of $3.5 million in the third quarter of 2011 compared to a provision for loan losses of $5.4 million in the third quarter of 2010.  For the nine months ended September 30, 2011, we recorded a provision for loan losses of $10.1 million compared to a provision for loan losses of $14.4 million for the nine months ended September 30, 2010.

The level of our allowance for loan losses expressed as a percentage of total loans increased from 1.28% at September 30, 2010 to 1.54% at September 30, 2011, and as a percent of total loans not covered by loss sharing agreements, the level increased from 1.64% at September 30, 2010 to 1.85% at September 30, 2011.

A summary of activity in the allowance for loan losses for the three and nine months ended September 30 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Balance at beginning of period	$23,373	$19,038	$24,813	$17,309
Provision charged to operations	3,524	5,436	10,056	14,382
Loans charged-off:
Commercial real estate	789	1,960	3,896	4,736
Commercial construction	1,506	453	4,838	1,296
Commercial and industrial	275	2,129	1,052	4,503
Leases	-	1	-	8
Residential construction	267	210	876	687
Residential mortgage	376	978	1,009	1,752
Consumer and other	31	82	51	233
Total loans charged-off	3,244	5,813	11,722	13,215
Recoveries of loans:
Commercial real estate	85	18	142	29
Commercial construction	250	24	270	26
Commercial and industrial	154	37	511	73
Leases	-	-	15	-
Residential construction	3	15	14	22
Residential mortgage	31	63	61	175
Consumer and other	1	1	17	18
Total loan recoveries	524	158	1,030	343
Net charge-offs	2,720	5,655	10,692	12,872
Balance at end of period	$24,177	$18,819	$24,177	$18,819

Allowance for Loan Losses and Asset Quality

At September 30, 2011, the allowance for loan losses was $24.2 million, or 1.85% of loans not covered by loss share agreements, compared to $24.8 million, or 2.07% at December 31, 2010, and $18.8 million, or 1.64%, at September 30, 2010.  When compared to December 31, 2010, the decrease in the allowance for loan losses to total loans ratio for non-covered loans was primarily due to several fully or partially reserved loans being charged-off subsequent to year end.  When compared to September 30, 2010, the increase in allowance for loan losses to total loans ratio for non-covered loans was primarily due to deterioration in credit quality within the non-covered commercial loans portfolio.

The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off.  A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely.  Provisions are made to the allowance to reflect incurred losses associated with the loan portfolio.  Adjustments to the allowance are necessary to fund the reserve at a level dictated by the Company’s reserving methodologies.  Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan losses.  A detailed description of our methodology was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Management believes the September 30, 2011 allowance level is adequate to absorb probable losses inherent in the loan portfolio.

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

Nonperforming assets include nonaccrual loans, accruing loans 90 days or more past due, and OREO.  At September 30, 2011, nonperforming assets not covered by loss share agreements were $52.6 million, or 2.75% of total assets, compared to $50.2 million, or 2.75% of total assets at December 31, 2010 and $36.7 million, or 1.99% of total assets at September 30, 2010.  Nonperforming assets, including assets covered under loss share agreements, were $137.1 million, or 6.24% of total assets at September 30, 2011, compared to $135.3 million, or 6.29% at December 31, 2010 and $123.5 million, or 5.66% of total assets at September 30, 2010.  For those nonperforming assets covered by loss share agreements, we are provided with 80% loss protection from the FDIC.

Nonaccrual loans not covered by loss share agreements were $29.8 million at September 30, 2011, an increase of $3.6 million from December 31, 2010 and an increase of $19.2 million from September 30, 2010.  Nonaccrual loans, including covered loans, were $91.6 million at September 30, 2011.  At September 30, 2011, OREO increased to $45.5 million, an increase of $5.7 million from December 31, 2010 and an increase of $9.8 million from September 30, 2010.  The increase from September 30, 2010 when compared to September 30, 2011 was due to the higher levels of OREO resulting from the Beach First acquisition that are covered by loss share agreements, partially offset by OREO not covered by loss share agreements that decreased by $3.3 million.  At September 30, 2011, our OREO properties primarily consisted of $12.8 million of commercial and multifamily properties, $12.0 million of residential 1-4 family properties and $20.7 million in construction, land and land development properties.  OREO assets are carried at the lower of carrying value or fair value less estimated selling costs using current appraisals and/or valuations.  The Company is actively marketing all of its OREO properties.

The following is a summary of nonaccrual loans at the periods presented:

	September 30,	December 31,	September 30,
	2011	2010	2010
	(In thousands)

Commercial real estate	$22,572	$33,277	$31,004
Commercial construction	35,134	30,719	23,744
Commercial and industrial	2,942	2,814	4,574
Total commercial	60,648	66,810	59,322
Residential construction	513	252	1,024
Residential mortgage	30,363	23,888	27,370
Consumer and other	29	27	37
Total nonaccrual loans	$91,553	$90,977	$87,753

Nonaccrual loans covered by loss share	$61,712	$64,753	$77,150

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

The following is a summary of OREO at the periods presented:

	September 30,	December 31,	September 30,
	2011	2010	2010
	(In thousands)

Residential 1-4 family properties	$11,967	$10,739	$7,398
Multifamily properties	720	1,101	246
Commercial properties	12,102	10,757	9,818
Construction, land development and other land	20,694	17,140	18,226
Total OREO	$45,483	$39,737	$35,688

OREO covered by loss share	$22,747	$15,825	$9,638

At September 30, 2011, non-covered loans that were restructured or modified and were performing to the restructured terms and not past due totaled $32.3 million, an increase of $27.2 million from December 31, 2010 and an increase of $24.8 million from September 30, 2010.  The significant increase during the nine months ended September 30, 2011 was primarily due to $18.1 million in performing A&D and construction loans being renewed at extended amortization terms or interest-only terms deemed to be concessionary in the current economic environment.

The Company also performs A note/B note workout structures as a subset of the Company’s troubled debt restructuring strategy.  Under an A note/B note workout structure, the new A note is underwritten in accordance with customary troubled debt restructuring underwriting standards and is reasonably assured of full repayment while the B note is not.  The B note is immediately charged off upon restructuring.  If the loan was on accrual prior to the troubled debt restructuring being documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note of the remaining charged-off debt, the A note may remain on accrual status.  If the loan was on nonaccrual at the time the troubled debt restructuring was documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note of the remaining charged-off debt, the A note may be returned to accrual status, and risk rated accordingly, after a reasonable period of performance under the troubled debt restructuring terms.  Six months of payment performance is generally required to return these loans to accrual status. The amount of loans restructured using this structure was $6.5 million as of September 30, 2011.  There were no loans restructured using this methodology at December 31, 2010.

The A note will continue to be classified as a troubled debt restructuring and only may be removed from impaired status in years after the restructuring if (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

Net charge-offs for the third quarter of 2011 were $2.7 million, as compared with net charge-offs of $5.7 million for the third quarter of 2010.  Expressed as an annualized percentage of average loans outstanding, net charge-offs were 0.70% and 1.55% for the three months ended September 30, 2011 and 2010, respectively.  Net charge-offs for the nine months ended September 30, 2011 were $10.7 million, as compared with net charge-offs of $12.9 million for the same period in 2010.  Expressed as an annualized percentage of average loans outstanding, net charge-offs were 0.93% and 1.31% for the nine months ended September 30, 2011 and 2010, respectively.  The majority of the charge-offs are from our commercial loan portfolios.  During 2011, pass rated credits continue to rise as a percentage of the portfolio as watch and special mention credits have decreased.  There continues to be elevated unemployment levels in several of our local markets.

The following is selected financial information relating to loans, the loan loss allowance and loan loss provision as of and for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net charge-offs to average loans (annualized)	0.70%	1.55%	0.93%	1.31%
Allowance for loan losses to total loans	1.54%	1.28%	1.54%	1.28%
Not covered by loss share	1.85%	1.64%	1.85%	1.64%
Nonperforming loans to total loans	5.82%	5.95%	5.82%	5.95%
Not covered by loss share	2.28%	0.93%	2.28%	0.93%

Non-Interest Income

Non-interest income was $3.8 million for the third quarter of 2011 compared to $3.9 million for the same quarter in 2010.Included in non-interest income for the third quarter of 2011 was $1.0 million of net gains on sales of investments, compared to $63,000 of loss for the third quarter of 2010.  Also during the third quarter of 2010, the Company reported $2.0 million of income associated with accretion of the discount on the FDIC receivable for payments received and related loss share receipts compared to $250,000 during the third quarter of 2011.  Excluding the FDIC related income and the sales of investment securities, non-interest income was $ 2.6 million for the current quarter, up 32.7% from the $1.9 million reported for the third quarter of 2010.  For the nine months ended September 30, 2011, non-interest income was $8.6 million compared to $27.0 million for the same period in 2010.  Included in non-interest income for the nine months ended September 30, 2010 was $19.3 million of gain on acquisition from a FDIC assisted transaction.

Mortgage fees generated from our mortgage market operations in the third quarter of 2011 increased $119,000, or 25.8%, compared to the third quarter of 2010.  During the second quarter of 2011, the Company’s original mortgage origination platform was terminated and replaced with a more robust platform that is expected to drive increases in mortgage origination volume and fee income in future periods.  For the nine months ended September 30, 2011, mortgage fees increased $173,000, or 17.1%, compared to the same period in 2010.

Service charges on deposit accounts increased $67,000, or 9.9%, in the third quarter of 2011, compared to the third quarter of 2010.  Our overall growth in volume of the related service charges was partially offset by lower overdraft and NSF fees due to new Federal Reserve Board’s consumer protection regulations.  For the nine months ended September 30, 2011, service charges on deposit accounts increased $346,000, or 16.5%, compared to the same period in 2010, primarily as a result of the above mentioned growth from our April 2010 acquisition.

Investment brokerage fees increased $291,000 in the third quarter of 2011, compared to the third quarter of 2010.  During 2010, we began winding down the original investment platform and had our new investment platform operational during 2011.  For the nine months ended September 30, 2011, investment brokerage fees increased $608,000 compared to the same period in 2010.

Earnings on bank-owned life insurance increased by $194,000, or 88.2%, for the third quarter of 2011, compared to the third quarter of 2010.  This increase was due to the additional purchase of $18.0 million of bank owned life insurance during December 2010.  For the nine months ended September 30, 2011, earnings on bank-owned life insurance increased $565,000 compared to the same period in 2010.

In addition, the Company’s new SBA division became operational during 2011, with $120,000 of SBA fee income recorded during the third quarter of 2011.  This is included in the other non-interest income category.

The following are the components of non-interest income for the periods presented:

	Three Months Ended		Nine Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
	(In thousands)

Mortgage fees	$581	$462	$1,186	$1,013
Service charges	744	677	2,439	2,093
Investment brokerage fees	357	66	741	133
Earnings on bank-owned life insurance	414	220	1,259	694
Gain (loss) on sales of available for sale
investment securities, net	1,032	(63)	1,168	541
Gain on acquisition	-	-	-	19,289
Other	711	2,544	1,842	3,203
Total non-interest income	$3,839	$3,906	$8,635	$26,966

Non-Interest Expense

The Company strives to maintain levels of non-interest expense that management believes are appropriate given the nature of its operations and the investments in personnel and facilities that have been necessary to generate growth.  One of the keys to the momentum the Company has experienced has been the continuous investment in the core banking franchise, both in people and locations.  As the Company strives to maintain momentum in its growth and strategy, it will incur costs associated with investments in people, facilities and technology that are anticipated to benefit the shareholders as these investments reach their potential.  Non-interest expenses decreased $764,000, or 4.9%, during the third quarter of 2011 when compared to the third quarter of 2010.  For the nine months ended September 30, 2011, non-interest expenses increased $6.4 million, or 16.8%, when compared to the same period in 2010.

The Company’s personnel costs have increased $1.3 million, or 18.3%, during the third quarter of 2011 when compared to third quarter of 2010.  All of the increases in personnel costs are attributable to investments in the new mortgage and SBA lending platforms, as well as additions to our teams in Charlotte and Raleigh, all of which are expected to contribute to our long-term focus on driving both top line and fee income growth.  For the nine months ended September 30, 2011, personnel costs increased $5.0 million, or 28.0%, compared to the same period in 2010, primarily as a result of the above mentioned investments in personnel and having a full nine months of expense from the prior year acquisition.

Occupancy and furniture/equipment expenditures increased by $251,000, or 18.7%, for the third quarter of 2011, compared to the third quarter of 2010.  For the nine months ended September 30, 2011, occupancy and furniture/equipment expenditures increased $975,000, or 26.3%, compared to the same period in 2010, primarily due to increased costs and additional facilities associated with our growth into new markets and from our acquisition during the second quarter of 2010.  The increase in the number of locations has also escalated utilities, lease expenses, and property taxes in 2011.

Professional and other service fees decreased $172,000, or 20.5%, for the third quarter of 2011, compared to the third quarter of 2010.  For the nine months ended September 30, 2011, professional and other service fees decreased $501,000, or 16.5%, compared to the same period in 2010, mostly due to increased fees during 2010 associated with our acquisition.

FDIC insurance assessments decreased $295,000, or 37.8%, for the third quarter of 2011, compared to the third quarter of 2010.  For the nine months ended September 30, 2011, FDIC insurance assessments decreased $215,000, or 10.0%, compared to the same period in 2010.  These decreases were due to lower rate assessments as a result of new rules finalized by the FDIC, as required by the Dodd-Frank Act, which redefined the FDIC assessment rates.

Loan, foreclosure and collection expenses decreased $1.3 million for the third quarter of 2011, compared to the third quarter of 2010, primarily from a $765,000 decrease in the valuation adjustment of OREO properties.  For the nine months ended September 30, 2011, loan, foreclosure and collection expenses totaled $6.0 million, increasing $1.1 million from the $4.9 million reported in the same period of 2010.  The higher level of loan, foreclosure and collection expense primarily relates to the valuation adjustments of OREO properties.  For the nine months ended September 30, 2011 and 2010, we recorded $3.0 million and $1.9 million, respectively, of other real estate valuation adjustments.  Included in the nine-month period of 2011 was $2.5 million of other real estate valuation adjustments on covered assets from the acquisition, with a corresponding increase in the Company’s FDIC indemnification asset given that these losses are 80% insured, which resulted in a net expense of $500,000.  Additionally, the on-going expenses relating to the OREO properties have resulted in increases to this category.

Other non-interest expenses for the third quarter of 2011 decreased $515,000, or 34.0%, compared to the third quarter of 2010.  For the nine months ended September 30, 2011, other non-interest expenses decreased $376,000, or 10.3%, compared to the same period in 2010.  Many of the decreases were associated with our 2010 acquisition.

The following are the components of non-interest expense for the periods presented:

	Three Months Ended		Nine Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
	(In thousands)

Salaries and employee benefits	$8,152	$6,892	$23,014	$17,978
Occupancy and equipment	1,593	1,342	4,676	3,701
Data processing and supplies	514	560	1,678	1,564
Advertising and business development	326	323	1,252	987
Professional and other services	668	840	2,538	3,039
FDIC insurance assessments	485	780	1,945	2,160
Loan, foreclosure and collection	1,975	3,225	5,967	4,895
Other	1,002	1,517	3,270	3,646
Total non-interest expense	$14,715	$15,479	$44,340	$37,970

Income Taxes

The Company generates significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance.  Accordingly, the level of such income in relation to income before taxes significantly affects our effective tax rate.  A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes.  For the quarter ended September 30, 2011, we recorded income tax expense of $46,000 compared to an income tax benefit of $823,000 for the same period in 2010.  For the nine months ended September 30, 2011, we recorded an income tax benefit of $982,000 compared to income tax expense of $4.8 million for the same period in 2010, due to the income tax on the acquisition gain reported during the second quarter of 2010.

Preferred Stock Dividend and Accretion

For the third quarters of 2011 and 2010, dividends on preferred stock and accretion amounted to $601,000 and $591,000, respectively.  For the nine months ending September 30, 2011 and 2010, dividends on preferred stock and accretion amounted to $1.8 million and $1.6 million, respectively.  The increase is associated with the preferred stock dividend paid on the Series B Preferred Stock that was issued during the second quarter of 2010.  The remaining amounts were associated with the Series A Preferred Stock that was issued to the United States Treasury in December 2008, in connection with our participation in the TARP Capital Purchase Program.

Balance Sheet Analysis

Total assets at September 30, 2011 were $2.20 billion, an increase of $47.8 million when compared to total assets at December 31, 2010.  Total earning assets, which are comprised of interest-earning balances at banks, investment securities, loans held for sale and loans, were $1.96 billion at September 30, 2011 and $1.91 billion at December 31, 2010.  Earning assets serve as the primary revenue sources for the Company.  Total liquid assets, which include cash and cash equivalents and securities available for sale at September 30, 2011 were 17.2% of total assets, or $378.3 million, a $4.7 million decrease from the $383.0 million reported at December 31, 2010.

Investment Securities

Investment securities were $349.0 million at September 30, 2011 and $358.9 million at December 31, 2010.  The decrease of $9.9 million was used to fund our loan growth.  The majority of securities in the portfolio are bank-qualified municipal government securities and mortgage-backed securities issued or guaranteed by U.S. government agencies.  The Company also maintains portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies.  The Company’s investment portfolios are comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

Loans

Loans increased by $64.4 million to $1.57 billion at September 30, 2011 from $1.51 billion at December 31, 2010.  For the nine months ended September 30, 2011, average total loans were $1.53 billion, compared to $1.32 billion for the same period in 2010.  The majority of this increase resulted from the acquisition of Beach First in the second quarter of 2010.  At September 30, 2011, loans covered under loss share agreements amounted to $262.7 million.  Excluding loans covered under loss share agreements, the mix and stratification within certain classifications of the Company’s loan portfolio has changed when compared to the loan portfolio composition at December 31, 2010.  Increases in our commercial construction portfolio of $28.6 million were offset by reductions in our residential construction, residential and commercial A&D  and land loans by $16.7 million during the nine months ended September 30, 2011.  The Company’s commercial real estate portfolio increased from $548.8 million at December 31, 2010 to $649.5 million at September 30, 2011, with increases of $66.0 million in our investment commercial real estate portfolio.   Increases in our commercial real estate and construction portfolios have been primarily in single credit tenant fully leased or owner occupied facilities which meet our heightened underwriting standards.  The Company will continue its efforts to diversify and divest A&D exposures as needed and deemed appropriate by management.

Deposits

Deposits continue to be our primary funding source.  At September 30, 2011, deposits totaled $1.84 billion, an increase of $7.5 million, or 0.4%, from year-end 2010.  While overall deposit growth continues to be an emphasis, the more important element is the increase in transactional account deposits.  Over the nine-month period, transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased $15.6 million, while time deposits decreased $8.0 million.  At September 30, 2011, time deposits were 47.5% of total deposits, compared to 48.1% at December 31, 2010.  As a percentage of total deposits, wholesale time deposits currently comprise only 25.5% of total deposits, an increase from 19.7% at December 31, 2010.

Borrowings

We continue to utilize borrowings to support balance sheet management and growth, and as such, during the nine months ended September 30, 2011 we increased borrowings by $32.3 million with short-term funding through FHLB advances.  Short-term borrowings increased from $60.2 million at December 31, 2010 to $96.5 million at September 30, 2011.  Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks, securities sold under repurchase agreements and an unsecured revolving line of credit.  At September 30, 2011, long-term debt outstanding totaled $93.7 million, compared to $97.7 million outstanding at year-end 2010.  Long-term debt at September 30, 2011 consisted of $62.0 million of FHLB advances, and $31.7 million of subordinated debt, of which $23.7 million has been issued through the Company’s trust subsidiaries.
Shareholders’ Equity

Our capital position remains above all regulatory thresholds to be considered well capitalized.  At September 30, 2011, shareholders’ equity totaled $162.6 million, an increase of $10.4 million from the December 31, 2010 balance.  The primary changes in shareholders’ equity were an increase in net income for the nine-month period in the amount of $5.5 million, a net increase in the unrealized gains on securities available for sale and cash flow hedging activities in the amount of $7.2 million, a decrease of $1.4 million for cash dividends paid to common shareholders and $1.4 million of preferred stock dividends and accretion.  At September 30, 2011, the Bank and the Company were considered “well capitalized” as such terms are defined in applicable regulations.

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

Our liquidity position aggregated $378.3 million at September 30, 2011, compared to $383.0 million at December 31, 2010.  Supplementing customer deposits as a source of funding, we have the ability to borrow up to $250 million from the FHLB of Atlanta, with $143.6 million outstanding at September 30, 2011.  We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $113 million, with no outstanding balances.  These amounts are based on assets currently pledged.  In addition to the above, we have $208 million of investment securities that are available to be pledged that are unencumbered and a significant amount of loans that are available to be pledged that are unencumbered.  We also have an unsecured revolving line of credit of up to $25.0 million, with $6.3 million outstanding.  The Company was in compliance with all covenants associated with its unsecured revolving line of credit as of September 30, 2011.

In addition to these liquidity sources, we have access to unsecured lines of credit from correspondent banks for short-term liquidity needs totaling $57 million, and the Promontory Interfinancial Network weekly funds auctions where we have another $330 million in availability.  We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

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

Capital Resources

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures.  These measures were established by regulation to ensure capital adequacy.  As of September 30, 2011, the Company and the Bank were “well capitalized” under this regulatory framework.  There have been no conditions or events since September 30, 2011 that management believes have changed either the Company’s or the Bank’s capital classifications.

At September 30, 2011, the Tier I risk-based capital ratio for the Bank was 10.80%, the total risk-based capital ratio was 12.37% and all other capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures.  At September 30, 2011, the Company’s total risk-based capital ratio was 11.98%, thus classifying the Company as “well-capitalized” for regulatory purposes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2010 to September 30, 2011.

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

BNC BANCORP

Date: November 9, 2011	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: November 9, 2011	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit (31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101) *
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

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