Form 10-K
period 2011-12-31
BNC BANCORP
filed 2012-03-15
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

 Yes ☐    No ☒

$54,756,000

(Aggregate value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the registrant’s common stock, no par value per share was sold on June 30, 2010)
On March 13, 2012, the registrant had 9,111,102 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders of BNC Bancorp to be held on May 21, 2012, are incorporated by reference into Part III.

2

Table of Contents

PART I

ITEM 1.	BUSINESS

General

BNC Bancorp (the “Company”) was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina (“BNC”). BNC is a full service commercial bank, incorporated under the laws of the State of North Carolina on November 15, 1991, that opened for business on December 3, 1991. Because BNC is our sole banking subsidiary, the majority of our income is derived from BNC operations. Throughout this Annual Report, results of operations will relate to BNC’s operation, unless a specific reference is made to the Company and its operating results other than through BNC’s business and activities. The terms “we” and “ours” will be used throughout this report when discussing our operations except in circumstances where a reference is specific to either the Company and/or BNC.

We are registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and the bank holding company laws of North Carolina. BNC operates under the rules and regulations of and is subject to examination by the FDIC and the North Carolina Office of the Commissioner of Banks, North Carolina Department of Commerce (the “NCOCB”). BNC is also subject to certain regulations of the Federal Reserve governing the reserves to be maintained against deposits and other matters. Our administrative office is located at 1226 Eastchester Drive, High Point, North Carolina 27265 and BNC’s main office is located at 831 Julian Avenue, Thomasville, North Carolina 27360.

We have experienced steady primarily organic growth over our twenty-one year history. With numerous banks still in a weakened condition because of the slow rebound of the economy, we decided to expand our franchise through beneficial acquisitions. In 2010, we acquired one institution and in 2011, we acquired two other institutions, with the acquisition of a third scheduled to close in the second quarter of 2012.

On April 9, 2010, we acquired certain assets and assumed certain liabilities of Beach First National Bank (“Beach First”) from the Federal Deposit Insurance Corporation (“FDIC”) in a FDIC-assisted transaction under agreements which included loss-share arrangements which protect us from losses on covered loans and other real estate owned up to stated limits. Beach First was a full-service commercial bank headquartered in Myrtle Beach, South Carolina that operated seven branch locations in the Coastal South Carolina region. We made this acquisition to enter into a new market outside the central North Carolina region and to allow us expand our geographic footprint. The South Carolina branches are operated under the name BNC Bank.

On October 14, 2011, in another FDIC-assisted transaction, we acquired certain assets and assumed certain liabilities of Blue Ridge Savings Bank, Inc. (“Blue Ridge”) headquartered in Asheville, North Carolina, under agreements which included loss-share arrangements which protect BNC from losses on covered loans and other real estate owned up to stated limits. The Blue Ridge acquisition enabled us to expand our franchise into Western North Carolina through six branches located in Western North Carolina.

On December 30, 2011, we acquired Regent Bank of South Carolina (“Regent”), a commercial bank organized under the banking laws of South Carolina. Regent has one branch in Greenville, South Carolina, which will operate under the name BNC Bank, as our other South Carolina branches. This acquisition gives us an entry into what is known as the Upstate region of South Carolina, located in the commerce-rich I-85 corridor in the northwest corner of South Carolina. The Upstate is the fastest growing region in the state, and given its strategic position between Atlanta and Charlotte, future development and growth prospects are bright. See Item 1A. “Risk Factors” for risks associated with FDIC-assisted transactions and other acquisitions.

On December 21, 2011, we entered into an Agreement and Plan of Merger (the “Merger”) with KeySource Financial, Inc., a North Carolina corporation serving as a one bank holding company for KeySource Commercial Bank, a North Carolina banking corporation (“KeySource”), with one branch in Durham, North Carolina. We anticipate that the Merger will close in the second quarter of 2012, subject to customary closing conditions, including regulatory and shareholder approval. This combination with KeySource increases our presence in the combined Raleigh-Durham Metropolitan Statistical Area (“MSA”), the market with the highest forecasted five-year growth rate in North Carolina.

As of December 31, 2011, we were the sixth largest North Carolina-domiciled bank by assets and had 23 full-service banking offices along the I-85 / I-40 / I-77 / I-73 corridors in central North Carolina including Davidson, Randolph, Rowan, Forsyth, Guilford, Iredell, Wake, Buncombe and Cabarrus Counties. We have one full-service banking office along the I-85 corridor in Upstate South Carolina in Greenville County and six full-service banking offices along the coast of South Carolina including Horry, Georgetown, and Beaufort Counties.

We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We have pursued a strategy that emphasizes our local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, we make business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; commercial real estate loans; and other loans. We also offer a wide range of banking services, including checking and savings accounts, safe deposit boxes, and other associated services.

We target business professionals and small to mid-size business customers with credit relationships in the $250,000 to $5 million range that are too small for regional community banks but too large for smaller community banks with lower legal lending limits. We offer our customers superior customer service, convenient branch locations and experienced bankers. We have been able to grow assets, deposits and loans while maintaining above peer asset quality with non-performing assets to total assets, excluding assets covered under loss-share agreements of 1.93% and 2.75% at December 31, 2011 and 2010, respectively. Including assets covered by loss-share agreements, the nonperforming assets to total assets ratio was 6.57% at December 31, 2011. In large part, our superior asset quality relative to peers is due to our strong team of lenders and asset quality management; most of our asset quality personnel have been in the banking industry for more than 20 years and several members of our senior credit team have experienced several economic and real estate cycles during their banking careers.

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

Deposits are the primary source of our funds for lending and other investment purposes. We attract both short-term and long-term deposits from the general public locally and out-of-state by offering a variety of accounts and rates. We offer statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, noninterest-bearing accounts, and fixed interest rate certificates with varying maturities.

Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors. Our deposits are obtained both from our primary market area and through wholesale sources throughout the United States. We use traditional marketing methods to attract new customers including print media advertising and direct mailings.

Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from our investment portfolio. In prior years, investments have not been a primary source of income for us.

At December 31, 2011, our assets totaled $2.45 billion and we had 442 full-time and 13 part-time equivalent employees. Through organic growth and our acquisitions of Blue Ridge and Regent, our number of full-time employees increased by 84 from 2010 to 2011.

Competition and Market Area

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than we do. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

We have traditionally operated in markets that have not experienced the tremendous property value increases recognized in other parts of the country and as a result the property valuation declines have not been quite as severe. Based on SNL Financial data, our North Carolina markets had population growth of 13.5% from 2000-2010, versus 10.6% nationwide. Our markets have a projected population growth rate of 5.8% for 2010 to 2015, which is higher than the projected growth rate of 3.9% for the U.S. Our South Carolina markets had population growth of 36.3% from 2000-2010, and a projected population growth rate of 16.6% for 2010 to 2015, both much higher than the national averages.

In 2011, we had deposit market share of 40.7% in our largest market, Davidson County, which includes both Thomasville and Lexington. We have four offices in Guilford County, two in High Point and two in Greensboro, with combined market share of 2.3%. The Archdale office is located Randolph County were we have 23.1% of the city market share and 3.0% county market share. Lexington, High Point, Archdale and Thomasville’s traditional economic base includes furniture and textile manufacturing, which have been negatively impacted by the recession. Greensboro’s economic base is more diversified and service-oriented and is also home to several colleges and universities. Winston-Salem, located in Forsyth County, like Greensboro and High Point in Guilford County, is part of the Piedmont Triad Region of North Carolina. This region, due to its proximity to four major interstate highways, a Federal Express shipping hub, and central location on the east coast, is transitioning into more of a logistical hub with the trucking and distribution industries growing in prominence. Winston-Salem, where we have one office, is home to numerous educational institutions and two large medical centers, as well as being home to Hanes (textiles) and Reynolds Tobacco. The Piedmont Triad Research Park also located in Winston-Salem is a highly interactive, master-planned innovation community developed to support life science and information technology research and development. Our deposit market share in Forsyth County is minimal at this point but the Piedmont Triad Region has high future growth potential.

We recently expanded into Raleigh, the state capital of North Carolina, and the second most populated city in the state, where the industrial base includes electrical, medical, electronic and telecommunications equipment; clothing and apparel; food processing; paper products; and pharmaceuticals. Raleigh is part of North Carolina's Research Triangle, one of the country's largest and most successful research parks and a major center in the United States for high-tech and biotech research, as well as advanced textile development. Currently, our deposit market share in Raleigh is less than 1%. We believe that after the KeySource acquisition is completed, we will have the opportunity to expand our deposit market share in this Raleigh-Durham high growth area.

Rowan, Iredell and Cabarrus Counties are located in the growing Piedmont region of North Carolina between the Charlotte metro-market and the High Point and Thomasville markets on the I-85 corridor. Rowan and Cabarrus Counties offer a premier location for warehouses, manufacturing and distribution facilities because the largest consolidated rail system in the country is centered in the region. Rowan County is home to over 45 freight companies. Cabarrus County is the home to Lowes Motor Speedway and Cabarrus and Iredell counties have numerous NASCAR-related suppliers and team headquarters. Lowe’s Companies (building supplies), a Fortune 500 company is headquartered in Mooresville, Iredell County. We currently have five offices in these counties where we have 7.4% deposit market share in Cabarrus County and 4.5% market share in Rowan County. While our market share in Iredell County is minimal, the area has high growth potential because of NASCAR, Lowe’s Companies and its proximity to the Charlotte metro area.

Charlotte, the largest city in North Carolina, is located in Mecklenburg County. It is surrounded by Cabarrus, Iredell and Catawba Counties. Many people who work in Charlotte live in the surrounding counties where we have branches. In addition to being the second largest banking center in the United States, the Charlotte metro-area is home to the following Fortune 500 companies: Nucor (steel producer), Duke Energy, Sonic Automotive, Family Dollar, Goodrich Corporation, Harris Teeter and Food Lion. Charlotte also has over 240 companies directly tied to the energy sector, a growing source of jobs in the area. While our deposit market share is minimal in Mecklenburg County at the present time, Mecklenburg and the surrounding counties are poised for growth through new industry initiatives as well as attracting additional Fortune 500 companies like the recently announced Chiquita Brands which is moving its headquarters to Charlotte.

Asheville, Hendersonville, Brevard, Boone and Maggie Valley are markets that we entered as part of the Blue Ridge acquisition in the fourth quarter of 2011. All of these markets are located in the mountainous region of Western North Carolina. Asheville has been ranked as one of the country's "Best Places for Business and Careers" by Forbes Magazine. Western North Carolina ranks among the top destinations for outdoor recreation and adventures. Tourism is a big industry along with medical facilities and nursing and retirement communities. Most of these offices have less than 1.2% market share, with the exception of the Brevard office which has 8.0% market share in Transylvania County, and Hendersonville which has 2.4% market share in Henderson County.

Our market areas in South Carolina are located in the coastal and Upstate regions. In the coastal areas our market area centers predominately in the metro regions of Myrtle Beach and Hilton Head Island, South Carolina. Myrtle Beach is situated on the center of a large and continuous stretch of beach known as the Grand Strand and is considered to be a major tourist destination in the Southeast, attracting an estimated 14.6 million visitors each summer. Hilton Head Island is a Lowcountry resort town that is also a popular vacation destination. As of June 30, 2011, in the three counties in coastal South Carolina in which the Company operates six branch offices, Horry County, Georgetown County and Beaufort County, we have deposit market shares of 3.6%, 1.0%, and 1.3%, respectively. The Upstate is the fastest growing region in the state with Greenville as the largest city in the region and the base of most commercial activity. BMW’s manufacturing facility, Michelin’s North American Headquarters, Caterpillar’s diesel engine manufacturing plant, and General Electric’s gas turbine and wind energy manufacturing operation are located in the Upstate of South Carolina in close proximity to our market center in Greenville. We operate one branch in Greenville County with a deposit market share of 0.5% based on FDIC data from June 30, 2011.

Subsidiaries

In addition to BNC, we have wholly-owned subsidiaries to issue trust preferred securities: BNC Bancorp Capital Trust I, BNC Bancorp Capital Trust II, BNC Bancorp Capital Trust III and BNC Bancorp Capital Trust IV. These long-term obligations, which qualify as Tier I capital for the Company, constitute a full and unconditional guarantee by us of the trusts’ obligations under the preferred securities.

BNC has three subsidiaries that operate in the mortgage and real estate areas: BNC Credit Corp. serves as BNC’s trustee on deeds of trust and Sterling Real Estate Holdings, LLC and Sterling Real Estate Development of North Carolina, LLC hold and dispose of BNC’s real estate owned. Each of these subsidiaries are incorporated or organized under the laws of the State of North Carolina.

Supervision and Regulation

Bank holding companies and state commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect us. This summary contains what management believes to be the material information related to our supervision and regulation but is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Our supervision, regulation and examination by the regulatory agencies are intended primarily for the protection of depositors rather than our shareholders. We cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which our business may be affected by a statute or regulation. The discussion is qualified in its entirety by reference to applicable laws and regulations.  Changes in such laws and regulations may have a material effect on our business and prospects.

Federal Bank Holding Company Regulation and Structure

As a bank holding company, we are subject to regulation under the Bank Holding Company Act and to the supervision, examination and reporting requirements of the Federal Reserve. BNC has a North Carolina state charter and is subject to regulation, supervision and examination by the FDIC and the NCOCB.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977, both of which are discussed elsewhere in more detail.

Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking; managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

Under the Bank Holding Company Act, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of each subsidiary bank must be satisfactory or better. We have not filed an election to become a financial holding company. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

Under Federal Reserve policy, we are expected to act as a source of financial strength and to commit resources to support BNC. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to BNC will be repaid only after its deposits and various other obligations are repaid in full.

BNC is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations and is supervised and examined by state and federal bank regulatory agencies. The FDIC and the NCOCB regularly examine the operations of BNC and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Emergency Economic Stabilization Act of 2008

The Emergency Economic Stabilization Act of 2008 (“EESA”) gave the United States Treasury (“UST”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. The first program implemented by the UST is the Capital Purchase Program (“CPP”). Pursuant to this program, the UST, on behalf of the U.S. government, is authorized to purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment will have a dividend rate of 5% per year, until the fifth anniversary of the UST’s investment and a dividend of 9% thereafter. During the time the UST holds securities issued pursuant to this program, participating financial institutions are required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. As described further herein, we elected to participate in the CPP and received $31.3 million pursuant to the program.

Payment of Dividends and Other Restrictions

We are a legal entity separate and distinct from BNC. While there are various legal and regulatory limitations under federal and state law on the extent to which BNC can pay dividends or otherwise supply funds to us, the principal source of our cash revenues is dividends from BNC. The prior approval of applicable regulatory authorities is required if the total amount of all dividends declared by BNC in any calendar year exceeds 50% of BNC’s net profits for the previous year. The relevant federal and state regulatory agencies also have authority to prohibit a state bank or bank holding company, which would include us and BNC, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of BNC, be deemed to constitute an unsafe or unsound practice in conducting its business.

North Carolina commercial banks, such as BNC, are subject to legal limitations on the amounts of dividends they are permitted to pay. Dividends may be paid by BNC from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as BNC, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if one or more of the holding company’s bank subsidiaries are classified as undercapitalized.

Bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

Furthermore, under rules and regulations of the EESA to which we are subject, no dividends may be declared or paid on the common stock unless the dividends due with respect to the Series A preferred shares owned by the Treasury Department have been paid in full.

Capital Adequacy

We must comply with the Federal Reserve’s established capital adequacy standards, and BNC is required to comply with the capital adequacy standards established by the FDIC. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2011, our total risk-based capital ratio and our Tier 1 risk-based capital ratio were 11.19% and 9.65%, respectively. Neither the Company nor BNC has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. Our ratio at December 31, 2011 was 7.13% compared to 7.26% at December 31, 2010. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, the FDIC can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

The Federal Deposit Insurance Act (“FDI Act”) requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

The federal bank regulatory agencies have adopted regulations establishing relevant capital measurers and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and the leverage ratio. Under the regulations, a FDIC-insured bank will be:

•	“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized;”

•	“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances);

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3% or a leverage ratio of less than 3%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2011, we had capital levels that qualify as “well capitalized” under such regulations.

The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be “undercapitalized.”  “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits.

The regulatory capital framework under which we operate is expected to change in significant respects as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, and other regulations, including a separate regulatory capital initiative known as “Basel II.” Currently, we are now governed by a set of capital rules that the Federal Reserve and the FDIC have had in place since 1988, with some subsequent amendments and revisions. These rules are popularly known as “Basel I.” Before the current financial crisis began to have a dramatic effect on the banking industry, the U.S. regulators had participated in an effort by the Basel Committee on Banking Supervision to develop Basel II. Basel II provides several options for determining capital requirements for credit and operational risk. In December 2007, the agencies adopted a final rule implementing Basel II’s “advanced approach” for “core banks” – U.S. banking organizations with over $250 billion in banking assets or on-balance-sheet foreign exposures of at least $10 billion. For other banking organizations, the U.S. banking agencies proposed a rule in July 2008 that would have enabled these organizations to adopt the Basel II “standardized approach.” As a result of the financial crisis that has adversely affected global credit markets and increases in credit, liquidity, interest rate and other risks, in September 2009, the Treasury issued principles for stronger capital and liquidity standards for banking firms, which included recommendations for higher capital standards for all banking organizations to be implemented as part of a broader reconsideration of international risk-based capital standards developed by Basel II. In December 2010, Basel III was finalized, with new standards that, when fully phased in, would require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III requirements also call for a capital conservation buffer, designed to absorb losses during periods of economic stress. Basel III emphasizes quality of capital rather than the appropriate allocation of capital to bank assets based on credit risk, and it does not purport to replace or overrule Basel II.

Our compliance with these new capital requirements will likely affect our operations. However, the extent of that impact cannot be known until there is greater clarity regarding the specific requirements applicable to us. While the Dodd-Frank Act was enacted in 2010, many of its provisions will require additional implementing rules before becoming effective, and while the Basel III requirements have been endorsed by U.S. banking regulators, they have yet to be translated into official regulation for U.S. financial institutions. It is anticipated that banking regulators will adopt new regulatory capital requirements similar to those proposed by the Basel Committee, with a phase-in for compliance beginning in 2013. It is also widely anticipated that the capital requirements for most bank and financial holding companies and insured depository institutions will increase as a result.

Acquisitions

As an active acquirer, we must comply with numerous laws related to our acquisition activity. Under the Bank Holding Company Act, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

FDIC Insurance Assessments

The FDIC insures the deposits of BNC up to prescribed limits for each depositor. Effective November 21, 2008 and until December 31, 2010, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program (“TLGP”). Provided an institution did not opt out of the TLGP, the FDIC would fully guarantee funds deposited in non-interest bearing transaction accounts, including interest on lawyer trust accounts (“IOLTA” accounts) and negotiable order of withdrawal accounts (“NOW” accounts), with rates no higher than 0.50% through June 30, 2010 and no higher than 0.25% after June 30, 2010, if the institution committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, the amount of FDIC assessments paid by each Deposit Insurance Fund (“DIF”) member institution also increased. The Dodd-Frank Act now provides temporary, unlimited deposit insurance for all non-interest bearing transaction accounts. In January 2011, the FDIC issued final rules implementing this provision of the Dodd-Frank Act by including IOLTAs within the definition of non-interest bearing transaction accounts. Under the FDIC’s final rules, all funds held in IOLTA accounts, together with all other non-interest bearing transaction account deposits, are fully insured, without limit, from December 31, 2010 through December 31, 2012.

The assessment paid by each DIF member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. Our insurance assessments during 2011 and 2010 were $2.4 million and $3.0 million, respectively. Because of the growing number of bank failures and costs to the DIF, the FDIC required a special assessment during 2009 totaling $1.1 million and further required that we prepay the assessments that would normally have been paid during 2010-2012. The remaining prepaid balance at December 31, 2011 was $3.7 million and is included in other assets on our consolidated balance sheets. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.

An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revises the assessment rate schedule to provide assessments ranging from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt; (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment (“DIDA”); and (3) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the FDIC’s deposit insurance fund. This could, in turn, raise BNC’s future deposit insurance assessment costs. On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity. This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller community banks such as BNC may otherwise have to pay in the future. While it is likely that the new law will increase BNC’s future deposit insurance assessment costs, the specific amount by which the new law’s combined changes will affect BNC’s deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2011 ranged from 1.02 basis points in the first quarter to 0.68 basis points in the fourth quarter per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

Community Reinvestment Act

The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

The Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s Community Reinvestment Act performance and to review the institution’s Community Reinvestment Act public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution’s written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution’s community reinvestment record.

The Gramm-Leach-Bliley Act made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination. BNC received a “Satisfactory” rating in its last CRA examination which was conducted during June 2011.

Consumer Protection Laws

BNC is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Act and state law counterparts.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Additional Legislative and Regulatory Matters

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe by regulation minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) mandates a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC- reporting companies. Sarbanes-Oxley imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company cannot be predicted.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our future operations. Banking legislation and regulations may limit our growth and the return to our investors by restricting certain of our activities.

In addition, capital requirements could be changed and have the effect of restricting our activities or requiring additional capital to be maintained. We cannot predict with certainty what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business.

Federal Home Loan Bank System

We have a correspondent relationship with the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of savings companies. Each FHLB serves as a reserve or central bank for its members within its assigned region. FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and make loans to members (i.e., advances) in accordance with policies and procedures, established by the Board of Directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

FHLB provides certain services to us such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, we maintain certain balances with FHLB in interest-bearing accounts.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings companies and to contribute to low and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects.

Title 6 of the Gramm-Leach-Bliley Act, entitled the Federal Home Loan Bank System Modernization Act of 1999 (“FHLB Modernization Act”), amended the Federal Home Loan Bank Act to allow voluntary membership and modernized the capital structure and governance of the FHLBs. The capital structure established under the FHLB Modernization Act sets forth leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in the stock of the FHLBs of all member entities. Capital includes retained earnings and two forms of stock: Class A stock redeemable within six months upon written notice and Class B stock redeemable within five years upon written notice. The FHLB Modernization Act also reduced the period of time in which a member exiting the FHLB system must stay out of the system.

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. Our loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

Commercial Real Estate Concentrations

Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on our concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital; or

•	total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

As of December 31, 2011 and excluding covered assets, our C&D concentration as a percentage of BNC’s capital totaled 105% and BNC’s CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 348%. Including loans subject to loss-share agreements with the FDIC, BNC’s C&D concentration as a percentage of capital totaled 134% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 419%.

Troubled Asset Relief Program (“TARP”) Regulations

Under the EESA, Congress has the ability to impose additional terms and conditions on TARP participants. As a participant in the CPP under TARP, we are subject to any such retroactive legislation. On February 10, 2009, the Treasury announced the Financial Stability Plan under the EESA (the “Financial Stability Plan”), which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors. On February 18, 2009, President Obama signed the American Recovery and Reinvestment Act (“ARRA”), a broad economic stimulus package that includes additional restrictions on, and potential additional regulation of, financial institutions.

On June 10, 2009, under the authority granted to it under ARRA and EESA, the Treasury issued an interim final rule under Section 111 of EESA, as amended by ARRA, regarding compensation and corporate governance restrictions that would be imposed on TARP participants, effective June 15, 2009. As a TARP participant with currently outstanding obligations under TARP, we are subject to the compensation and corporate governance restrictions and requirements set forth in the interim final rule, which, among other things: (i) prohibit us from paying or accruing bonuses, retention awards or incentive compensation, except for certain long-term stock awards, to our senior executives; (ii) prohibit us from making severance payments to any of our senior executive officers or next five most highly compensated employees; (iii) require us to conduct semi-annual risk assessments to assure that our compensation arrangements do not encourage “unnecessary and excessive risks” or the manipulation of earnings to increase compensation; (iv) require us to recoup or “claw back” any bonus, retention award or incentive compensation paid by us to a senior executive officer or any of our next 20 most highly compensated employees, if the payment was based on financial statements or other performance criteria that are later found to be materially inaccurate; (v) prohibit us from providing tax gross-ups to any of our senior executive officers or next 20 most highly compensated employees; (vi) require us to provide enhanced disclosure of perquisites, and the use and role of compensation consultants; (vii) required us to adopt a corporate policy on luxury and excessive expenditures; (viii) require our chief executive officer and chief financial officer to provide period certifications about our compensation practices and compliance with the interim final rule; (ix) require us to provide enhanced disclosure of the relationship between our compensation plans and the risk posed by those plans; and (x) require us to provide an annual nonbinding shareholder vote, or “say-on-pay” proposal, to approve the compensation of our executives, consistent with regulations promulgated by the SEC. On January 12, 2010, the SEC adopted final regulations setting forth the parameters for such say-on-pay proposals for public company TARP participants.

Additional regulations applicable to TARP recipients adopted as part of EESA, the Financial Stability Plan, ARRA or other legislation may subject us to additional regulatory requirements.

Limitations on Incentive Compensation

In October 2009, the Federal Reserve issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve announced that it would review our incentive compensation arrangements as part of the regular, risk-focused supervisory process.

In June 2010, the Federal Reserve issued the incentive compensation guidance in final form and was joined by the FDIC, and the Office of the Comptroller of the Currency. The final guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s Board of Directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Due to our participation in the CPP, we are also subject to additional executive compensation limitations, as discussed above.

Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on our business and earnings cannot be predicted.

Evolving Legislation and Regulatory Action

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provides for the creation of the Financial Stability Oversight Council (“FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provides for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive.

New laws or regulations or changes to existing laws and regulations, including changes in interpretation or enforcement, could materially adversely affect our financial condition or results of operations. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, with the result that the overall financial impact on us cannot be anticipated at this time.

ITEM 1A.	RISK FACTORS

Risks Related To Our Company, Our Business, and Our Industry

Difficult market conditions have adversely affected the industry in which we operate.

The capital and credit markets have been experiencing volatility and disruption for over three years. Declines in the housing market over this period, with falling home prices and increasing foreclosures, unemployment and under employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. As a result of the broad based economic decline and the troubled economic conditions, financial institutions have pursued strategies that include seeking additional capital or merging with larger and stronger institutions. In some cases, financial institutions that did not pursue defensive strategies or did not succeed in those strategies, have failed. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. Additionally, the market disruptions have increased the level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve materially in the near future and are managing the Company with numerous defensive strategies. A worsening of the current conditions would exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we may face the following risks in connection with these events:

•	Unreliable market conditions with significantly reduced real estate activity may adversely affect our ability to determine the fair value of the assets we hold. If we determine that a significant portion of our assets have values that are significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter during which such determination was made, our capital ratios would be affected and may result in increased regulatory scrutiny.

•	We may expect to face increased regulation of our industry, including as a result of the EESA or the Dodd-Frank Act. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could affect our charge-offs and provision for loan losses.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

 Recent legislation and regulatory proposals in response to recent turmoil in the financial markets may materially adversely affect our business and results of operations.

The banking industry is heavily regulated. We are subject to examinations, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Federal economic and monetary policies may also affect our ability to attract deposits and other funding sources, make loans and investments and achieve satisfactory interest spreads.

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, including new or revised regulation of such things as systemic risk, capital adequacy, deposit insurance assessments and consumer financial protection. In addition, the federal banking regulators have issued joint guidance on incentive compensation and the Treasury and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banking organizations. Complying with these and other new legislative or regulatory requirements, and any programs established thereunder, could have a material adverse impact on our results of operations, our financial condition and our ability to fill positions with the most qualified candidates available.

Our revenues are highly correlated to market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2011, net interest income made up 84% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

As with most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our customer base with more attractive options.

Certain changes in interest rates, inflation, deflation or the financial markets could affect demand for our products and our ability to deliver products efficiently.

Loan originations, and potentially loan revenues, could be materially adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our securities portfolio lowering interest earnings from those investments. An unanticipated increase in inflation could cause our operating costs related to salaries and benefits, technology and supplies to increase at a faster pace than revenues.

The fair market value of our securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Our concentration of real estate loans subjects the Company to risks that could materially adversely affect our results of operations and financial condition.

The majority of our loan portfolio is secured by real estate. As the economy has deteriorated and depressed real estate values, the collateral value of the portfolio and the revenue stream from those loans has come under stress and has required additional provision to the allowance for loan losses. Our ability to dispose of foreclosed real estate and resolve credit quality issues is dependent on real estate activity and real estate prices, both of which have been unpredictable for more than three years.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

•	general or local economic conditions;

•	environmental cleanup liability;

•	neighborhood values;

•	real estate tax rates;

•	operating expenses of the foreclosed properties;

•	ability to obtain and maintain adequate occupancy of the properties;

•	zoning laws, governmental rules, regulations and fiscal policies; and

•	natural disasters.

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

Greater loan losses than expected may materially adversely affect our earnings.

We, as lenders, are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of business entities and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated loan losses based on a number of factors. We believe that our current allowance for loan losses is adequate. However, if our assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

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

Our business is highly correlated to local economic conditions in a geographically concentrated part of the United States.

Unlike larger organizations that are more geographically diversified, our banking offices are primarily concentrated in select markets in North and South Carolina. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

•	an increase in loan delinquencies;

•	an increase in problem assets and foreclosures;

•	a decrease in the demand for our products and services; and

•	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

Our growth and financial performance may be negatively impacted if we are unable to successfully execute our growth plans.

Economic conditions and other factors, such as our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund earning asset growth at a reasonable and profitable level, sufficient capital to support our growth initiatives, competitive factors and banking laws, will impact our success.

We may seek to supplement our internal growth through acquisitions. We cannot predict with certainty the number, size or timing of acquisitions, or whether any such acquisition will occur at all. Our acquisition efforts have traditionally focused on targeted banking entities in markets in which we currently operate and markets in which we believe we can compete effectively. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. We may compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

Generally, we must receive federal and state regulatory approval before we can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal and state bank regulators will consider, among other factors, the effect of the acquisition on the competition, financial condition and future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act) and the effectiveness of the acquiring institution in combating money laundering activities. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted.

We rely on dividends from BNC for most of our revenue.

We are a separate and distinct legal entity from BNC. We receive substantially all of our revenue from dividends from BNC. These dividends are the principal source of funds to pay dividends on the common and preferred stock and interest and principal on our debt. Various federal and state laws and regulations limit the amount of dividends that BNC may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event BNC is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common and preferred stock and our business, financial condition and results of operations may be materially adversely affected.

We are subject to regulation by various federal and state entities.

We are subject to the regulations of the SEC, the Federal Reserve, the FDIC and the NCOCB. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various federal and state laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans, including our ability to branch, offer certain products or execute existing or planned business strategies.

We are also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could materially adversely affect the reported financial statements or our results of operations and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us.

We are subject to industry competition which may have an impact upon our success.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive financial services environment. Certain competitors are larger and may have more resources than we do. We face competition in our regional market areas from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our nonbank competitors are not subject to the same extensive regulations that govern us or our bank subsidiary and may have greater flexibility in competing for business.

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to use technology competitively to provide products and services that provide convenience to customers and create additional efficiencies in our operations.

Changes in the policies of monetary authorities and other government action could materially adversely affect our profitability.

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations and other instances of unrest in the Middle East, we cannot predict with certainty possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the U.S. government and other governments in responding to such terrorist attacks or events in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

We may need to rely on the financial markets to provide needed capital.

Our Common Stock is listed and traded on the NASDAQ Market. Although we anticipate that our capital resources will be adequate for the foreseeable future to meet our capital requirements, at times we may depend on the liquidity of the NASDAQ market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, we may be constrained in raising capital. Downgrades in the opinions of the analysts that follow us may cause our stock price to fall and significantly limit our ability to access the markets for additional capital requirements. Should these risks materialize, our ability to further expand our operations through internal growth or acquisition may be limited.

We may invest or spend the proceeds in stock offerings in ways with which you may not agree and in ways that may not earn a profit.

We may choose to use the proceeds of future stock offerings for general corporate purposes, including for possible acquisition opportunities that may become available, such as future FDIC-assisted transactions. It is not known whether suitable acquisition opportunities may become available or whether we will be able to successfully complete any such acquisitions. We may use the proceeds of an offering only to focus on sustaining our organic, or internal, growth or for other purposes. In addition, we may use all or a portion of the proceeds of an offering to support our capital. You may not agree with the ways we decide to use the proceeds of any stock offerings, and our use of the proceeds may not yield any profits.

We face risks related to our operational, technological and organizational infrastructure.

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while we expand. Similar to other large corporations, in our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new customers depends in part on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Reputational risk and social factors may impact our results.

Our ability to originate and maintain accounts is highly dependent upon customer and other external perceptions of our business practices and our financial health. Adverse perceptions regarding our business practices or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory or legislative scrutiny, which may lead to laws, regulations or regulatory actions that may change or constrain the manner in which we engage with our customers and the products we offer. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The limitations on incentive compensation contained in the ARRA and imposed by the Dodd-Frank Act may adversely affect our ability to retain our highest performing employees.

Because we received CPP funds under TARP, the ARRA, and subsequent regulations issued by UST, contain restrictions on bonus and other incentive compensation payable to our senior executive officers. As a consequence, we may be unable to create a compensation structure that permits us to retain our highest performing employees and attract new employees of a high caliber. In addition, the Dodd-Frank Act provides for implementation of a variety of corporate governance and compensation practices applicable to all public companies which may impact our executive officers and employees. If this were to occur, our businesses and results of operations could be adversely affected.

The FDIC has imposed a special assessment on all FDIC-insured institutions, and future special assessments could materially adversely affect our earnings in future periods.

In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. During 2009, we were required to pay a special assessment totaling $7.3 million and also to prepay the assessments that would normally have been paid during 2010-2012. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Any such future assessments will decrease our earnings.

Our participation in the CPP imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the equity capital markets.

On December 5, 2008, we issued and sold (i) 31,260 shares of Series A Preferred Stock and (ii) a warrant to purchase 543,337 shares of our common stock (“Warrant”) to the UST as part of its CPP. In addition, unless we are able to redeem the Series A Preferred Stock before December 5, 2013, the dividends on this capital will increase substantially at that point, from 5% to 9%. Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity. Furthermore, under rules and regulations of the EESA to which we are subject, no dividends may be declared or paid on the common stock unless the dividends due with respect to the Series A Preferred Stock owned by the UST have been paid in full.

The terms governing the issuance of the Preferred Shares and the Warrant to the UST may be changed, the effect of which may have an adverse effect on our operations.

The terms of the Securities Purchase Agreement – Standard Terms incorporated by reference therein (collectively, the “Purchase Agreement”), which we entered into with the UST in connection with its purchase of the Preferred Shares and the Warrant, provides that the UST may unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no control over any change in the terms of the transaction that may occur in the future. Such changes may place restrictions on our business or results of operation, which may adversely affect the market price of our Common Stock.

Risks Related to FDIC-Assisted Transactions

We are subject to certain risks related to FDIC-assisted transactions.

The success of past FDIC-assisted transactions, including the acquisitions of Beach First and Blue Ridge, and any FDIC-assisted transaction in which we may participate in the future will depend on a number of factors, including, but not limited to, the following:

•	our ability to fully integrate, and to integrate successfully, the branches acquired into BNC’s operations;

•	our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage interest-earning assets (loans) acquired in FDIC-assisted transactions;

•	our ability to retain existing deposits and to generate new interest-earning assets in the geographic areas previously served by the acquired banks;

•	our ability to effectively compete in new markets in which we did not previously have a presence;

•	our success in deploying the cash received in the FDIC-assisted transactions into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	our ability to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches as is often the case with FDIC-assisted transactions, there may be higher than average levels of service disruptions that would cause inconveniences or potentially increase the effectiveness of competing financial institutions in attracting our customers. Integrating the acquired branches would not be an operation of substantial size and expense that we are not familiar with, but we anticipate unique challenges and opportunities because of the nature of the transaction. Integration efforts will also likely divert our management’s attention and resources. It is not known whether we will be able to integrate acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted transactions. We may also encounter unexpected difficulties or costs during the integration that could materially adversely affect our earnings and financial condition, perhaps materially. Additionally, we may be unable to achieve results in the future similar to those achieved by our existing banking business, to compete effectively in the market areas previously served by the acquired branches or to manage any growth resulting from FDIC-assisted transactions effectively.

Our willingness and ability to grow the acquired branches following FDIC-assisted transactions depend on several factors, most importantly the ability to retain certain key personnel that we hire or transfer in connection with such transactions. Our failure to retain these employees could adversely affect the success of such transactions and our future growth.

We engage in acquisitions of other businesses from time to time, including FDIC-assisted acquisitions. These acquisitions may not produce revenue or earnings enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

When appropriate opportunities arise, we will engage in acquisitions of other businesses. Difficulty in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence or other anticipated benefits from any acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. We are likely to need to make additional investment in equipment and personnel to manage higher asset levels and loan balances as a result of any significant acquisition, which may materially adversely impact our earnings. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

In evaluating potential acquisition opportunities, we may seek to acquire failed banks through FDIC-assisted transactions. While the FDIC may, in such transactions, provide assistance to mitigate certain risks, such as sharing in exposure to loan losses, and providing indemnification against certain liabilities, of the failed institution, we may not be able to accurately estimate our potential exposure to loan losses and other potential liabilities, or the difficulty of integration, in acquiring such institution.

Depending on the condition of any institution that we may acquire, any acquisition may, at least in the near term, materially adversely affect our capital and earnings and, if not successfully integrated following the acquisition, may continue to have such effects.

FDIC-assisted acquisition opportunities may not become available and increased competition may make it more difficult for us to bid on failed bank transactions on terms we consider to be acceptable.

Our near-term business strategy includes consideration of potential acquisitions of failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss-share arrangements with the FDIC that limit the acquirer’s downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the nondeposit liabilities that we assume. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks could become very competitive, and the increased competition may make it more difficult for us to bid on terms we consider to be acceptable.

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with past FDIC-assisted transactions, all of which may not be supported by loss-share agreements with the FDIC.

Although loan portfolios acquired in past FDIC-assisted transactions have initially been accounted for at fair value, we do not yet know whether the loans we acquired will become impaired, and impairment may result in additional charge-offs to the portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, and may also increase the level of charge-offs on the loan portfolios that we have acquired such acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Although we have entered into loss-share agreements with the FDIC which provide that a significant portion of losses related to specified loan portfolios that we have acquired in connection with the FDIC-assisted transactions will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss-share agreements have limited terms; therefore, any charge-off of related losses that we experience after the term of the loss-share agreements will not be reimbursable by the FDIC and will negatively impact our net income. The loss-share agreements also impose standard requirements on us which must be satisfied in order to retain loss-share protections.

Risks Related to Our Common Stock

The price of our Common Stock is volatile and may decline.

The trading price of our Common Stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our Common Stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other financial institutions;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

Our trading volume has been low compared with larger national and regional banks.

Our Common Stock is traded on the NASDAQ Capital Market. However, the trading volume of our Common Stock is relatively low when compared with more seasoned companies listed on the NASDAQ Capital Market, NASDAQ Global Select Market, or other consolidated reporting systems or stock exchanges. Thus, the market in our Common Stock may be limited in scope relative to other larger companies. In addition, we cannot say with any certainty that a more active and liquid trading market for our Common Stock will develop.

Securities issued by us, including our Common Stock, are not FDIC insured.

Securities issued by us, including our Common Stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Deposit Insurance Fund or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

We have issued Series A Preferred Stock and Series B Preferred Stock and subordinated debentures, and BNC has issued subordinated debt securities, all of which rank senior to our Common Stock.

We have issued 31,260 shares of Series A Preferred Stock. This series of preferred stock ranks senior to shares of the Series B Preferred Stock and the Common Stock. As a result, we must make dividend payments on our Series A Preferred Stock before any dividends can be paid on our Series B Preferred Stock or our Common Stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of our Series A Preferred Stock must be satisfied before any distributions can be made on our Series B Preferred Stock or our Common Stock. If we do not remain current in the payment of dividends on the Series A Preferred Stock, no dividends may be paid on our Series B Preferred Stock or our Common Stock. In addition, we have issued and have outstanding $23.7 million in subordinated debentures in connection with the issuance of trust preferred securities, and BNC has issued and have outstanding $8.0 million in subordinated debt securities. These debentures and debt securities also rank senior to our Common Stock.

Our Series B Preferred Stock has liquidation rights senior to our Common Stock.

We have issued 1,804,566 shares of Series B Preferred Stock. This series of preferred stock ranks junior, with regard to dividends, to the Series A Preferred Stock, and will receive such dividends and other distributions as declared and paid by us to all holders of Common Stock, on an as-converted basis. The Series B Preferred Stock should have the same priority, with regard to dividends, as our Common Stock. However, in the event of our liquidation, dissolution or winding-up of affairs, after payment or provision for payment of our debts and other liabilities, holders of the Series B Preferred Stock will be entitled to receive, out of our assets after any payment required to be made to any holders of the Series A Preferred Stock and any other series of preferred stock that we issued from time to time unless so designated in such series of preferred stock, (i) $0.01 per share, (ii) the amount that a holder of shares of our Common Stock would be entitled to receive (based on each share of Series B Preferred Stock being converted into one share of Common Stock immediately prior to the liquidation, dissolution or winding up, assuming such shares of Common Stock were outstanding) and (iii) an amount equal to all declared and unpaid dividends for prior dividend periods, before any distribution shall be made to holders of the Common Stock or any other class of stock or series thereof ranking junior to the Series B Preferred Stock with respect to the distribution of assets.

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

We may issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our Common Stock as to distributions and in liquidation, which could negatively affect the value of our Common Stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our Common Stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate with certainty the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Sales of a significant number of shares of our Common Stock in the public markets, or the perception of such sales, could depress the market price of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public markets and the availability of those shares for sale could adversely affect the market price of our Common Stock. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of our existing stockholders and could cause the market price of our Common Stock to decline. We may issue such additional equity or convertible securities to raise additional capital. Depending on the amount offered and the levels at which we offer the stock, issuances of common or preferred stock could be substantially dilutive to shareholders of our Common Stock. Moreover, to the extent that we issue restricted stock, phantom shares, stock appreciation rights, options or warrants to purchase our Common Stock in the future and those stock appreciation rights, options or warrants are exercised or as shares of the restricted stock vest, our shareholders may experience further dilution. Holders of our shares of Common Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. We cannot predict with certainty the effect that future sales of our Common Stock would have on the market price of our Common Stock.

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

We lease our corporate headquarters, located in High Point, North Carolina. BNC owns its main office and operations center, located in Thomasville, North Carolina.

BNC operates 30 branch offices and one limited service office throughout North and South Carolina. We own many of the buildings and we lease other facilities from third parties.

The total net book value of our premises and equipment on December 31, 2011 was $43.2 million. All properties are considered by our management to be in good condition and adequately covered by insurance. See Note F to the accompanying Consolidated Financial Statements contained in Item 8 for information on premises and equipment.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as “other real estate owned” until it is sold or otherwise disposed of in order to recover our investment. As of December 31, 2011, we had $68.5 million of assets classified as other real estate owned (“OREO”).

ITEM 3.	LEGAL PROCEEDINGS

In the opinion of management, we are not involved in any material pending legal proceeding. Additional information relating to legal proceedings is set forth in Note P to the accompanying Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded in the NASDAQ Capital Market under the symbol “BNCN”.

See Table 21 under “Per share data” for certain market and dividend information for the last two fiscal years.

As of March 13, 2012, we had approximately 1,292 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

See “Item 1. Business — Supervision and Regulation – Payment of Dividends and Other Restrictions” above for regulatory restrictions which limit the ability of BNC to pay dividends. In 2009, we began paying quarterly dividends rather than annual dividends. On January 17, 2012, the Board of Directors declared a cash dividend of $0.05 paid on February 24, 2012 to shareholders of record as of February 10, 2012. We have remained current with all payments due on our Series A Preferred Stock to the UST and Series B Preferred Stock to Aquiline BNC Holdings, LLC (“Aquiline”).

We made no purchases, nor did any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our Common Stock during the three months ended December 31, 2011. The maximum number of shares that may be purchased in our stock repurchase program is limited to 10% of the outstanding Common Stock. As of December 31, 2011, the maximum of stock we could purchase amounted to 910,089 shares, with 247,904 repurchased.

The information required to be disclosed under Item 201(d) of Regulation S-K is presented in Item 12 of this Form 10-K.

Performance Graph

The following graph compares our cumulative stockholder return on our Common Stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by SNL Financial, LLC using data as of December 31, 2011.

BNC Bancorp

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
BNC Bancorp	100.00	91.89	41.35	42.97	52.13	43.11
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
S&P500	100.00	105.49	66.46	84.05	96.71	98.76
SNL Bank Index	100.00	77.71	44.34	43.88	49.17	38.08
SNL Southeast Bank index	100.00	75.33	30.50	30.62	29.73	17.39

ITEM 6.	Selected Financial Data

Selected Consolidated Financial Information and Other Data

The following table sets forth our historical consolidated financial data and operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the accompanying Consolidated Financial Statements and the related notes appearing in “Item 8. Financial Statements and Supplementary Data.”

Table 1

Selected Consolidated Financial Information and Other Data

(dollars in thousands, except share and per share and nonfinancial data)

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data:
Total interest income	$103,343	$95,010	$79,082	$71,034	$73,670
Total interest expense	32,920	34,747	32,867	37,426	41,265
Net interest income	70,423	60,263	46,215	33,608	32,405
Provision for loan losses	18,214	26,382	15,750	7,075	3,090
Net interest income after provision for loan losses	52,209	33,881	30,465	26,533	29,315
Non-interest income	20,802	28,813	8,686	5,651	5,249
Non-interest expense	67,864	55,172	32,899	27,783	24,068
Income before income taxes	5,147	7,522	6,252	4,401	10,496
Income tax expense (benefit)	(1,783)	(204)	(285)	414	3,058
Net income	6,930	7,726	6,537	3,987	7,438
Less preferred stock dividends and discount accretion	2,404	2,196	1,984	142	-
Net income available to common shareholders	$4,526	$5,530	$4,553	$3,845	$7,438

Per Common Share Data: (1)
Basic earnings per share	$0.45	$0.62	$0.62	$0.53	$1.08
Diluted earnings per share	0.45	0.61	0.62	0.52	1.05
Cash dividends paid	0.20	0.20	0.20	0.20	0.18
Book value	12.80	11.63	13.20	12.49	11.90
Tangible common book value (2)	9.60	8.49	9.43	8.69	8.02
Weighted average shares outstanding:
Basic	10,877,590	9,262,369	7,340,015	7,322,723	6,865,204
Diluted	10,894,131	9,337,392	7,347,700	7,396,170	7,088,218
Year-end shares outstanding	9,100,890	9,053,360	7,341,901	7,350,029	7,257,532

Selected Year-End Balance Sheet Data:
Total assets	$2,454,930	$2,149,932	$1,634,185	$1,572,876	$1,130,112
Investment securities available for sale	282,221	352,871	360,506	416,564	86,683
Investment securities held to maturity	97,036	6,000	6,000	6,000	-
Loans	1,709,483	1,508,180	1,079,179	1,007,788	932,562
Allowance for loan losses	31,008	24,813	17,309	13,210	11,784
Goodwill	26,129	26,129	26,129	26,129	26,129
Deposits	2,118,187	1,828,070	1,349,878	1,146,013	855,130
Short-term borrowings	70,211	60,207	50,283	194,143	80,928
Long-term debt	93,713	97,713	100,713	105,713	101,713
Shareholders' equity	163,855	152,224	126,206	120,680	86,392

Table 1

Selected Consolidated Financial Information and Other Data (continued)

(dollars in thousands, except share and per share and nonfinancial data)

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Average Balances:
Total assets	$2,208,525	$2,027,261	$1,617,744	$1,227,246	$1,041,018
Investment securities	339,067	346,099	424,684	117,531	79,727
Loans, including loans held for sale	1,561,257	1,359,107	1,026,635	981,069	849,271
Total interest-earning assets	1,936,069	1,799,324	1,496,230	1,116,766	943,756
Deposits, interest-bearing	1,770,106	1,613,886	1,257,333	890,058	782,755
Total interest-bearing liabilities	1,914,179	1,765,391	1,418,935	1,063,171	891,695
Shareholders' Equity	156,968	149,959	123,641	86,858	76,065

Selected Performance Ratios:
Return on average assets (3)	0.31%	0.38%	0.40%	0.32%	0.71%
Return on average common equity (4)	4.12%	4.98%	4.81%	4.54%	9.78%
Return on average tangible common equity (5)	5.56%	6.70%	6.82%	6.79%	15.58%
Net interest margin (6)	3.93%	3.65%	3.39%	3.17%	3.60%
Average equity to average assets	7.11%	7.40%	7.64%	7.08%	7.31%
Efficiency ratio (7)	70.09%	58.38%	55.36%	67.66%	61.36%
Dividend payout ratio	44.44%	32.26%	32.26%	38.09%	16.61%

Asset Quality Ratios:
Allowance for loan losses to period-end loans	1.81%	1.65%	1.60%	1.31%	1.26%
Allowance for loan losses to nonperforming loans (8)	33.44%	25.96%	90.86%	99.18%	327.42%
Nonperforming assets to total assets (9)	6.57%	6.29%	2.04%	1.17%	0.54%
Net loan charge-offs to average loans (10)	1.33%	1.39%	1.13%	0.58%	0.20%

Capital Ratios: (11)
Total risk-based capital	11.51%	13.01%	12.79%	11.46%	10.31%
Tier 1 risk-based capital	9.99%	11.19%	10.87%	9.60%	8.26%
Leverage ratio	7.38%	7.42%	8.32%	8.44%	7.40%

Other Data:
Number of full service banking offices	30	23	17	15	14
Number of limited service offices	1	1	1	1	1
Number of full time equivalent employees	442	358	249	221	218

(1)	All per share data has been restated to reflect the dilutive effect of a 10% stock dividend distributed on January 22, 2007.
(2)	Calculated by dividing common equity less intangibles by year-end shares outstanding. Intangibles include core deposit intangibles of $3.0 million, $2.3 million, $1.6 million, $1.8 million, and $2.1 million at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.
(3)	Calculated by dividing net income by average assets.
(4)	Calculated by dividing net income available to common shareholders by average common equity.
(5)	Calculated by dividing net income available to common shareholders by average common equity less average intangibles.
(6)	Calculated by dividing tax equivalent net interest income by average interest-earning assets.
(7)	Calculated by dividing non-interest expense by the sum of tax-equivalent net interest income plus non-interest income. The tax-equivalent adjustment was $5.6 million, $5.4 million, $4.5 million, $1.8 million, and $1.6 million for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 respectively.
(8)	Includes $73.3 million and $69.3 million of nonperforming loans covered under loss share agreements at December 31, 2011 and 2010, respectively.
(9)	Nonperforming assets consist of nonaccrual loans, accruing loans greater than 90 days past due, and other real estate owned, where applicable.
(10)	Net loan charge-offs include $3.8 million of covered loans that are reimbursed 80% by the FDIC for the year ended December 31, 2011.
(11)	Capital ratios are for BNC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is intended to assist readers in understanding and evaluating of the consolidated financial condition and results of our operations. It should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in this annual report. Additional discussion and analysis related to fiscal 2011 is contained in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2011, June 30, 2011 and September 30, 2011, respectively.

Although certain amounts for prior years have been reclassified to conform to statement presentations for 2011, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

Forward-Looking Information

Forward-looking statements appear in this Annual Report, including but not limited to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, general economic conditions, the impact of changes in financial services laws and regulations, the demand for our products or services, our ability to integrate and achieve expected synergies from acquired entities, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the risk factors detailed in this Annual Report.

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

Executive Summary

Net income for the year ended December 31, 2011 was $6.9 million, or $0.64 per share, compared to $7.7 million, or $0.84 per share, for the year ended December 31, 2010. Income available to common shareholders was $4.5 million, or $0.45 per diluted share, a decrease compared to the $5.5 million, or $0.61 per diluted share, reported for the year-ended December 31, 2010. Included in the financial results for the years ended December 31, 2011 and 2010 are $7.8 million and $19.3 million, respectively, of acquisition gains from FDIC-assisted transactions.

Total assets at December 31, 2011 were $2.45 billion, an increase of $305.0 million, or 14.2%, compared to $2.15 billion at December 31, 2010. The increase was due to strong organic growth in our North Carolina franchise, along with $148 million in assets from the acquisition of Blue Ridge and $53 million from the acquisition of Regent. See Note B to the accompanying Consolidated Financial Statements contained in Item 8 for a full description of the acquisition activities. Some highlights for 2011 are as follows:

•	Merger and Acquisition Activities
o	Acquired Blue Ridge Savings Bank, a $168 million thrift with six offices in western North Carolina - Asheville, Hendersonville, Brevard, Boone, Maggie Valley, and Mooresville – through a FDIC-assisted transaction completed on October 14, 2011.

o	Acquired in an all cash transaction, Regent Bank of South Carolina, a $53 million thrift with one office located in Greenville, South Carolina, which closed on December 31, 2011.
o	Announced an all-stock transaction with KeySource Commercial Bank, a $196 million commercial bank with one office located in Durham, North Carolina, which is expected to close in the second quarter of 2012.
o	None of the acquisitions required additional capital raises to complete.
•	Organic Growth
o	Increased non-covered loans, excluding loans acquired in the Regent transaction, by $158.9 million, or 13.3%.
o	Increased demand deposits by $106.5 million, or 11.2%.
o	Recruited a seasoned leader to expand mortgage operations by assembling a seasoned team of 13 support professionals and 27 originators to provide mortgage lending in the Charlotte, Raleigh, Asheville, Piedmont-Triad, and Lake Norman markets in North Carolina, and the Myrtle Beach, Hilton Head, and Greenville markets in South Carolina. We anticipate this team, when fully phased-in, to close and sell into the secondary market in excess of $350 million in mortgages annually.
o	Recruited a seasoned leader to build a SBA origination team, which includes all SBA certifications, with underwriters and a seasoned lending staff in both Raleigh and Charlotte, North Carolina.
o	Absorbed necessary start-up costs for the Mortgage and SBA divisions in 2011.
•	Executive Level Talent
o	Recruited a highly seasoned risk professional to serve as our Chief Enterprise Risk Officer. This executive joined us after a twenty plus year career in banking; most recently serving seven years in a senior leadership position with one of the top regional banks known for its stellar risk management practices and results.

Additionally, on December 21, 2011, we entered into a Merger Agreement with KeySource, a $196 million commercial bank servicing the Raleigh-Durham, North Carolina MSA. See Note T to the accompanying Consolidated Financial Statements contained in Item 8 of Part II of this Form 10-K for a full description of the Merger. The Merger is expected to close in the second quarter of 2012.

Our year-end results were impacted by the continued economic slowdown in both the real estate sector and the general economy in our state and local communities. Credit costs remain high due to elevated nonperforming asset levels and our continuing efforts to resolve asset quality issues. Weaknesses in residential development and rising unemployment levels in our market areas resulted in higher charge-offs and a higher allowance for loan losses in 2011 also impacted earnings. Net charge-offs on loans not covered by loss-share agreements for 2011 were $17.0 million, a decrease from the $20.7 million of net charge-offs for 2010. We recorded a provision for loan losses of $18.2 million, which represents a decrease of $8.2 million compared to 2010 results. With the above mentioned positive credit trends in place, our focus will be on accelerating the sales cycle for OREO, including taking substantial discounts on the larger OREO properties. As a result, the loan, foreclosure and collection expenses, including OREO valuation adjustments, increased $5.0 million during 2011.

We continue to maintain strong capital ratios. Shareholders’ equity increased $11.6 million to $163.9 million at December 31, 2011. We paid $3.7 million in common and preferred dividends, net of accretion, during 2011. All of our capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures.

Results of Operation

Overview

We reported net income for the year ended December 31, 2011 of $6.9 million compared to $7.7 million for the year ended December 31, 2010. Net income available to common shareholders for the year ended December 31, 2011 totaled $4.5 million, or $0.45 per diluted common share, as compared to $5.5 million, or $0.61 per diluted common share, for the year ended December 31, 2010. Net interest income increased $10.2 million in 2011, while non-interest income decreased $8.0 million. The provision for loan losses decreased by $8.2 million, offset by increases in non-interest expenses of $12.7 million. Included in non-interest income for 2011 was $7.8 million of gain from the Blue Ridge and Regent acquisitions. Also reducing net income available to common shares for 2011 and 2010 were preferred stock dividends and accretion of the discount on our preferred stock, totaling $2.4 million and $2.2 million, respectively.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. For internal analytical purposes, we adjust net interest income to a “fully taxable-equivalent” basis (“(FTE)”) using a 34% federal tax rate on tax exempt items. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities.

As described above, the primary component of our earnings is net interest income (FTE). Net interest income (FTE) increased to $76.0 million for the year ended December 31, 2011, a $10.4 million, or 15.9%, increase from the $65.6 million earned in 2010. We experienced an increase of $14.9 million, or 29.3% from 2010 to 2009. For the year ended December 31, 2011, the net interest margin increased 28 basis points to 3.93% from 3.65% in 2010. For the year ended December 31, 2010, the net interest margin increased 26 basis points to 3.65% from 3.39% in 2009. Our net interest spread for the years ended December 31, 2011, 2010 and 2009 were 3.91%, 3.61% and 3.27%, respectively. The factors contributing to the changes in net interest income (FTE) for 2011, 2010 and 2009 are presented in Table 2 and Table 3. Table 2 is an analysis of average balances and the components of net interest income (FTE). Table 3 presents an analysis of the overall changes in the level of net interest income (FTE) into rate/volume activity.

Total interest income (FTE) increased $8.6 million, or 8.6%, to $108.9 million for the year ended December 31, 2011 compared to $100.3 million for the year ended December 31, 2010. Average total interest-earning assets increased $136.7 million during 2011 as compared to 2010, while the average yield decreased by five basis points from 5.58% to 5.63%. The increase in interest income was due to the $201.1 million, or 14.8% increase in the average balance of loans, primarily from organic loan growth and to a lesser extent, from our acquisitions of Blue Ridge and Regent during the fourth quarter of 2011. The $53.8 million, or 67.7% decrease in average interest-earning bank balances was due to the reduction of the significantly higher liquidity position we maintained to support the Beach First acquisition during 2010. The average balance of investment securities decreased $13.0 million, or 3.7%. The average yield on loans and investment securities decreased 12 basis points and nine basis points, respectively.

Included in interest income for loans was the impact of the purchase accounting adjustments that favorably affected net interest income in 2011. The accretion of yield and fair value discounts on the acquired loan portfolios totaled $6.7 million and $3.3 million for the years ended December 31, 2011 and 2010, respectively. The additional accretion was due to accelerated cash flows on the Beach First loan portfolio, and accretion on the performing Blue Ridge loan portfolio utilizing a level-yield basis over the economic life of the loans.

Total interest expense decreased $1.8 million, or 5.3%, to $32.9 million for the year ended December 31, 2011 compared to $34.7 million for the year ended December 31, 2010. Average total interest-bearing liabilities increased $148.8 million during 2011 as compared to 2010, while the average cost of funding decreased by 25 basis points from 1.97% to 1.72%. The increases in interest-bearing liabilities were from primarily from organic growth and acquisitions of Blue Ridge and Regent during the fourth quarter of 2011. The average balance of demand deposits increased by $113.8 million, or 16.3%, with the average cost increasing 10 basis points to 1.42%. The average balance of time deposits increased $24.7 million, or 2.8%, with the average cost decreasing 49 basis points, as result of the maturities of higher costs time deposits being replaced by time deposits with lower costs. Average borrowings decreased by $7.4 million, or 4.9%, with the average cost decreasing eight basis points to 2.34%.

When comparing 2010 to 2009, net interest income (FTE) increased by $14.9 million, or 29.3%. Average earning assets increased $303.1 million, or 20.3%. During 2010, our average growth consisted of average loans increasing $332.5 million, or 32.4% and interest-earning bank balances increasing $47.7 million or 150.3% from 2009. This increase was primarily due from the acquisition of Beach First. The average balance of time deposits increased $100.1 million, or 12.6%, with the average cost decreasing 50 basis points, as a result of the maturities of higher cost time deposits being replaced by time deposits with lower costs.

Table 2

Average Balance and Net Interest Income (FTE)

(dollars in thousands)

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases, net(1)	$1,556,937	$87,424	5.62%	$1,355,827	$77,655	5.73%	$1,024,330	$57,443	5.61%
Loans held for sale	4,320	167	3.87%	3,280	133	4.05%	2,305	113	4.90%
Investment securities, taxable	119,797	5,688	4.75%	150,011	7,579	5.05%	259,910	13,421	5.16%
Investment securities, tax exempt (2)	219,270	15,541	7.09%	202,088	14,773	7.31%	170,774	12,561	7.36%
Interest-earning balances	25,775	41	0.16%	79,509	177	0.22%	31,765	52	0.16%
Other	9,970	77	0.77%	8,609	31	0.36%	7,146	14	0.20%
Total interest-earning assets	1,936,069	108,938	5.63%	1,799,324	100,348	5.58%	1,496,230	83,604	5.59%
Other assets	272,456			227,937			121,514
Total assets	$2,208,525			$2,027,261			$1,617,744
Interest-bearing liabilities:
Deposits:
Demand deposits	814,518	11,557	1.42%	700,648	9,278	1.32%	451,317	5,592	1.24%
Savings deposits	36,564	162	0.44%	18,937	46	0.24%	11,835	14	0.12%
Time deposits	919,024	17,836	1.94%	894,301	21,752	2.43%	794,181	23,292	2.93%
Borrowings	144,073	3,365	2.34%	151,505	3,671	2.42%	161,602	3,969	2.46%
Total interest-bearing liabilities	1,914,179	32,920	1.72%	1,765,391	34,747	1.97%	1,418,935	32,867	2.32%
Non-interest-bearing deposits	125,969			96,526			63,604
Other liabilities	11,409			15,385			11,564
Shareholders' equity	156,968			149,959			123,641
Total liabilities and stockholders' equity	$2,208,525			$2,027,261			$1,617,744
Net interest income and interest rate spread (3)		$76,018	3.91%		$65,601	3.61%		$50,737	3.27%
Net interest margin (4)			3.93%			3.65%			3.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	101.14%			101.92%			105.45%

(1)	Average loans include non-accruing loans
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using a composite federal/state income tax rate of 36%. The taxable equivalent adjustment was $5.6 million, $5.4 million, and $4.5 million for the years 2011, 2010, and 2009, respectively.
(3)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.

Table 3

Volume and Rate Variance Analysis

(dollars in thousands)

	Year Ended December 31, 2011 vs. 2010			Year Ended December 31, 2010 vs. 2009
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases, net	$11,406	$(1,637)	$9,769	$18,788	$1,424	$20,212
Loans held for sale	41	(7)	34	44	(24)	20
Investment securities, taxable	(1,481)	(410)	(1,891)	(5,614)	(228)	(5,842)
Investment securities, tax exempt	1,237	(469)	768	2,296	(84)	2,212
Interest-earning balances	(103)	(33)	(136)	92	33	125
Other	8	38	46	4	13	17
Total interest income	11,108	(2,518)	8,590	15,610	1,134	16,744
Interest expense:
Deposits
Demand deposits	1,562	717	2,279	3,195	491	3,686
Savings deposits	60	56	116	13	19	32
Time deposits	541	(4,457)	(3,916)	2,686	(4,226)	(1,540)
Borrowings	(177)	(129)	(306)	(246)	(52)	(298)
Total interest expense	1,986	(3,813)	(1,827)	5,648	(3,768)	1,880
Net interest income increase	$9,122	$1,295	$10,417	$9,962	$4,902	$14,864

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The provision for loan losses for the year ended December 31, 2011 was $18.2 million, representing a decrease of $8.2 million from the $26.4 million provision made in 2010. The allowance for loan losses, as a percentage of loans outstanding, increased from 1.65% at the beginning of 2011 to 1.81% at the end of 2011. At December 31, 2011, the allowance for loan losses was $31.0 million, an increase of $6.2 million, or 25.0% from the $24.8 million at the end of 2010. At December 31, 2011, the allowance calculated on the loan portfolio that excludes loans acquired, that are marked to fair value, was $24.0 million or 1.76% of loans excluding loans acquired. The elevated levels in the provision and the allowance for loan losses over the last two years were due to an increase in nonperforming loans, continued weakness in the residential construction and housing markets, and the prolonged economic downturn, as well as overall loan growth. Total loans include loans covered under loss-share agreements (“covered”) and loans not covered under loss-share agreements (“non-covered”).

Since December 2010, total loans increased $201.3 million, or 13.3%, while non-covered loans increased by $190.6 million, or 15.9%. At December 31, 2011, our loan portfolio included $320.0 million in covered loans and $1.39 billion of non-covered loans. At December 31, 2011, we had $87.3 million in nonaccrual loans (includes $67.9 million of covered loans) compared to $91.0 million in nonaccrual loans (includes $64.8 million of covered loans) at the end of 2010. The nonaccrual balance at December 31, 2011 has been written down to a balance that we believe is collectible under current market conditions.

Net loan charge-offs were $20.7 million, an increase of $1.8 million, or 10.0%, from 2010 to 2011. This increase was primarily from commercial construction and residential mortgages having increases in charge-offs of $3.5 million and $1.9 million, respectively. In addition, commercial real estate loan charge-offs increased by $1.0 million. Off-setting these increases was a $4.5 million decrease in charge-offs in the commercial and industrial loan portfolio. During 2011, net loan charge-offs included $3.8 million of purchased impaired loans because the credit losses were greater than the estimated credit losses. There were no loan charge-offs for purchased impaired loans during 2010. The ratio of net-charge offs to average loans in 2011 total 1.33%, compared to 1.39% for 2010.

Net loan charge-offs were $18.9 million, an increase of $7.2 million, or 62.0%, from 2009 to 2010. The allowance for loan losses, as a percentage of loans outstanding, increased from 1.60% at the beginning of 2010 to 1.65% at the end of 2010. At December 31, 2010, the allowance increased $7.5 million, or 43.4% from the $17.3 million at the end of 2009. The ratio of net-charge offs to average loans in 2010 total 1.39%, compared to 1.13% for 2009.

Non-Interest Income

Non-interest income decreased $8.0 million to $20.8 million for the year ended December 31, 2011 as compared with $28.8 million and $8.7 million for the years ended December 31, 2010 and 2009, respectively. Table 4 presents a comparative analysis of the components of non-interest income. The decrease in non-interest income for 2011 resulted from the $11.5 million decrease from gain on acquisitions. For the years ended December 31, 2011 and 2010, gains on acquisitions were $7.8 and $19.3 million, respectively.

Mortgage fees generated from our mortgage division increased $647,000, compared to 2010 and increased $475,000 when comparing 2010 to 2009. During 2011, our original mortgage origination platform was terminated and replaced with a more robust platform that is expected to drive increases in mortgage origination volume and fee income in future periods. Due to the historically low interest rates, there were elevated volumes of originations and refinancing during 2010 and 2009.

Service charges and fees on deposit accounts increased $107,000 compared to 2010. Overall growth in volume of the related service charges were offset by lower overdraft and NSF fees due to new Federal Reserve consumer protection regulations. When comparing 2010 to 2009, service charges and fees on deposit accounts increased $376,000 in 2010 largely as a result of the tightened consumer spending and continued effects of the economic environment.

Investment brokerage fees increased $619,000 compared to 2010. During 2010, we started winding down the original investment platform and replaced it with a more robust investment platform that was fully operational during 2011. When comparing 2010 to 2009, investment brokerage fees increased $77,000.

Earnings on bank-owned life insurance increased $702,000 compared to 2010. Late in 2010, we purchased additional bank-owned life insurance which increased the revenue. When comparing 2010 to 2009, earnings on bank-owned life insurance increased $55,000 in 2010 due to a decreased rate of return given to policy holders of the bank-owned life insurance.

The gain on sale of investment securities available for sale increased $667,000 compared to 2010 due to decreased activity in the sales of investment securities. Gain on sale of investment securities available for sale decreased $3.1 million in 2010 compared to 2009.

Other non-interest income increased $709,000 compared to 2010. During 2011, our new SBA division became operational, with $540,000 of SBA fee income. Also included in non-interest income is FDIC-related income associated with our FDIC acquisitions, including present value accretion of the FDIC indemnification asset. When comparing 2010 to 2009, other non-interest income increased $3.0 million, primarily from the FDIC-related income from the acquisition of Beach First during 2010.

Table 4

Non-Interest Income

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

Mortgage fees	$2,230	$1,583	$1,108
Service charges	3,190	3,083	2,707
Investment brokerage fees	945	326	249
Earnings on bank-owned life insurance	1,688	986	931
Gain on sale of investment securities available for sale, net	1,202	535	3,610
Gain on acquisitions	7,800	19,261	-
Other non-interest income	3,747	3,039	81
Total non-interest income	$20,802	$28,813	$8,686

Non-Interest Expense

We strive to maintain levels of non-interest expense that management believes are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum we have experienced has been the continuous investment in the core banking franchise, both in people and locations. As we strive to maintain momentum in its growth and strategy, we will incur costs associated with investments in people, facilities and technology that are anticipated to benefit the shareholders as these investments reach their potential. Non-interest expenses increased $12.7 million to $67.9 million for the year ended December 31, 2011 as compared with $55.2 million and $32.9 million for the years ended December 31, 2010 and 2009, respectively. Table 5 presents a comparative analysis of the components of non-interest expense.

Salaries and employee benefits increased $6.5 million during 2011 when compared to the prior year and increased $7.8 million from 2009 to 2010. The increase for 2011 is mainly due to increases in personnel costs are attributable to investments in the new mortgage and SBA lending platforms, as well as additions to our personnel from our acquisitions and our new offices in the Charlotte and Raleigh markets. All of these additions are expected to contribute to our long-term focus on driving both top line and fee income growth. The increase for 2010 is attributable to headcount growth resulting from the Beach First acquisition, and to a lesser extent, strategic additions to our senior management team, opening several new branch locations, expansion of the credit team and other initiatives. Salaries and employee benefits consists of employee compensation and employee benefits, incentives, health care, 401(k) employee savings plan, salary continuation plans and other supplemental retirement benefits.

Occupancy expense, including furniture and equipment expenses, totaled $6.6 million, an increase of $1.3 million during 2011 compared to 2010, mainly due to legacy bank growth in opening new branch locations and operating activity from Blue Ridge. In comparison of 2010 to 2009, the increase of $2.0 was mainly due to facilities acquired from the Beach First acquisition, and to a lesser extent, legacy bank growth in opening new branch locations. In addition, expenses associated with the increased operating activity from Beach First and a core system conversion initiative were included in the increase.

Advertising and business development expenses decreased $261,000 in 2011 compared to 2010 mostly due to decreases in the high activity reported during 2010. During 2010, advertising and business development expenses increased $838,000 from 2009 to 2010 mainly due to increased activity from our new markets in South Carolina and increases in business development expenses associated with our strategy to grow core deposits and increase visibility during a period when many larger competitors were in a defensive posture.

Insurance, professional and other services increased $154,000 in 2011 compared to 2010, primarily due to the continued levels of professional and other serviced utilized during 2011. For 2010, insurance, professional and other services increased $1.6 million when compared to 2009, primarily from the increased costs associated with the Beach First acquisition, including technology, consulting, legal, and valuation expenditures.

FDIC insurance assessments decreased $537,000 in 2011 from the implementation of a new deposit insurance assessment calculation method that had a favorable impact on assessments. In comparison, from 2009 to 2010, insurance assessments increased $126,000.

Loan, foreclosure and collection expenses increased $5.0 million due to increased volume of expenses primarily relating to the write-down of OREO properties, the ongoing expenses relating to these properties, and other loan, foreclosure and collection expenses. For the year ended December 31, 2011 and 2010, OREO valuation adjustments totaled $9.5 million and $5.1 million, respectively.

Table 5

Non-Interest Expense

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

Salaries and employee benefits	$31,810	$25,340	$17,499
Occupancy	3,859	3,218	1,913
Furniture and equipment	2,761	2,145	1,475
Data processing and supply	2,291	2,113	1,261
Advertising and business development	1,733	1,994	1,156
Insurance, professional and other services	4,166	4,012	2,452
FDIC insurance assessments	2,433	2,970	2,844
Loan, foreclosure and collection	14,072	9,054	1,078
Other	4,739	4,326	3,221
Total non-interest expense	$67,864	$55,172	$32,899

Income Taxes

We generate significant amounts of non-taxable income from tax exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. For the years ended December 31, 2011, 2010 and 2009, non-taxable income exceeded income before income taxes, resulting in a reduction of total income subject to income taxes for those years. For 2011, 2010 and 2009, the provision for income taxes reflects a tax benefit of $1.8 million, $204,000 and $285,000, respectively, or 3.5%, 2.7% and 4.6% of income before income taxes, respectively.

Preferred Stock Dividend and Accretion

For the years ended December 31, 2011 and 2010, dividends on preferred stock and accretion amounted to $2.4 million and $2.2 million, respectively. The increase is associated with the preferred stock dividend paid on the Series B Preferred Stock that was issued during the second quarter of 2010. The remaining amounts were associated with the Series A Preferred Stock that was issued to the UST in December 2008, in connection with our participation in the CPP. For the year ended December 31, 2009, dividends on preferred stock and accretion amounted to $2.0 million.

Financial Condition

Total assets at December 31, 2011 were $2.45 billion, an increase of $305.0 million or 14.2% when compared to total assets of $2.15 billion at December 31, 2010. Total earning assets, which are comprised of interest-earning balances at banks, investment securities, loans and investment in bank-owned life insurance, were $2.20 billion at December 31, 2011 compared to $1.95 billion at December 31, 2010. Earning assets serve as our primary revenue sources. The majority of the increases resulted from the acquisitions of Blue Ridge and Regent during the fourth quarter of 2011, and to a lesser extent, core franchise growth.

We continually monitor liquidity levels in relation to the market conditions, and adjust levels to what we deem to be an appropriate level for the current operating environment. Historically, liquid assets, consisting of cash and cash equivalents and investment securities, have been managed towards a target of 10% of total assets. With debt markets becoming less liquid, unsecured credit availability through correspondent institutions less reliable, and customers shifting funds to maximize their FDIC insurance protection, management has maintained higher levels of liquid assets throughout 2011 and 2010. At December 31, 2011, liquid assets totaled $347.6 million, or 14.2% of total assets, with the majority being available to meet short-term liquidity needs. At December 31, 2010, liquid assets totaled $389.7 million, or 18.1% of total assets. The average balance of liquid assets during 2011 totaled $370.0 million, or 11.0% of total assets. In addition to liquid assets held at December 31, 2011, we also had the capacity to borrow approximately $321.0 million under established credit lines with the Federal Reserve Bank of Richmond, the FHLB and other financial institutions.

Investment Securities

Investment securities were $379.3 million at December 31, 2011 and $358.9 million at December 31, 2010. The majority of the investment securities in the portfolio are bank-qualified municipal government securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. Our investment portfolios are high quality securities that are designed to provide liquidity while also providing acceptable rates of return. The majority of the investment securities in the portfolio, representing 74.4% of the total, are to be held for indefinite periods of time, although not necessarily intended to be held to maturity. These investment securities are classified as available for sale and are carried at fair value with any unrealized gains or losses, net of related taxes, reflected as an adjustment to shareholders' equity. Investment securities held for indefinite periods of time include investment securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks.

During the fourth quarter of 2011, we reclassified at fair value $85.8 million in available for sale investment securities to the held to maturity category. Substantially all of the securities transferred were of longer duration with maturities exceeding ten years. The related unrealized after tax gains of approximately $3.2 million remained in accumulated other comprehensive income to be amortized over the estimated remaining lives of the securities as an adjustment of yield, in a manner consistent with the amortization of any premium or discount. Table 6 below summarizes the amortized costs, gross unrealized gains and losses and fair values of investment securities available for sale and held to maturity at December 31, 2011, 2010 and 2009.

Table 6

Investment Securities Portfolio Composition

(dollars in thousands)

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
December 31, 2011
Available for sale:
U.S. government agencies	$22,719	$482	$-	$23,201
State and municipals	152,688	7,996	128	160,556
Mortgage-backed securities:
Residential government sponsored	76,622	4,823	9	81,436
Other government sponsored	16,089	892	-	16,981
Other	47	-	-	47
	$268,165	$14,193	$137	$282,221
Held to maturity:
State and municipals	$91,036	$446	$20	$91,462
Other debt securities	6,000	-	1,120	4,880
	$97,036	$446	$1,140	$96,342

December 31, 2010
Available for sale:
State and municipals	$221,902	$2,722	$4,082	$220,542
Mortgage-backed securities:
Residential government sponsored	100,117	5,928	176	105,869
Other government sponsored	24,487	1,926	-	26,413
Other	47	-	-	47
	$346,553	$10,576	$4,258	$352,871
Held to maturity:
Other debt securities	$6,000	$-	$720	$5,280

December 31, 2009
Available for sale:
State and municipals	$186,526	$4,328	$2,261	$188,593
Mortgage-backed securities:
Residential government sponsored	134,438	7,304	-	141,742
Other government sponsored	28,629	1,495	-	30,124
Other	47	-	-	47
	$349,640	$13,127	$2,261	$360,506
Held to maturity:
Other debt securities	$6,000	$-	$640	$5,360

Our investment security portfolio is an important source of liquidity and earnings. A stated objective in managing the securities portfolio is to provide consistent liquidity to support balance sheet growth but also to provide a safe and consistent stream of earnings.

We do not engage in, nor do we presently intend to engage in, securities trading activities and therefore we do not maintain a trading account. At December 31, 2011, there were no securities of any issuer (other than governmental agencies) that exceeded 10% of our shareholders' equity.

Table 7 below summarizes the amortized costs, fair values and weighted average yields of investment securities available for sale at December 31, 2011, by contractual maturity groups.

Table 7

Investment Securities Portfolio Expected Maturities

(dollars in thousands)

	Amortized	Fair	Book
	Cost	Value	Yield (1)
Available for sale:
U. S. Government agencies:
Due within one year	$502	$502	0.48%
Due after five through ten years	22,217	22,699	2.97%
	22,719	23,201	2.98%
State and municipals:
Due within one year	3,747	3,767	7.17%
Due after one through five years	26,234	26,980	6.44%
Due after five through ten years	105,862	111,288	6.39%
Over ten years	16,845	18,521	7.54%
	160,556	160,556	6.55%
Mortgage-backed securities:
Due within one year	20,119	21,416	4.77%
Due after one through five years	38,818	41,270	4.76%
Due after five through ten years	12,517	13,295	4.57%
Over ten years	21,257	22,436	4.74%
	92,711	98,417	4.73%
Other:
Over ten years	47	47	0.00%

Total available for sale:
Due within one year	24,368	25,685	5.12%
Due after one through five years	65,052	68,250	5.42%
Due after five through ten years	140,596	147,282	5.71%
Over ten years	38,149	41,004	6.73%
	$268,165	$282,221	5.73%
Held to maturity:
State and municipals:
Due after five through ten years	$2,207	$2,219	6.56%
Over ten years	88,829	89,243	6.52%
	91,036	91,462	6.52%
Other debt securities:
Due after five through ten years	6,000	4,880	4.64%

Total held to maturity:
Due after five through ten years	8,207	7,099	5.24%
Over ten years	88,829	89,243	6.52%
	$97,036	$96,342	6.41%

(1) Based on amortized cost, tax-equivalent basis.

Loans

Loans increased by $201.3 million to $1.71 billion at December 31, 2011 from $1.51 billion at December 31, 2010. For 2011, average total loans were $1.56 billion, compared to $1.36 billion for 2010. A significant portion of this increase resulted from the acquisitions of Blue Ridge and Regent in the fourth quarter of 2011 where we acquired $65.6 million and $31.7 million, respectively, of loans. The remaining increase was a result of our continued focus to lend to our customers during this economic downturn. A majority of the loan growth of $429.0 million during 2010 resulted from the acquisition of Beach First during the second quarter of 2010 where we acquired $356.8 million of loans. In addition, during December of 2010, we purchased $32.9 million of seasoned single family residential mortgage loans from another financial institution. These loans were for properties located within our existing footprint and were comprised of low loan-to-value ratios and good to excellent FICO scores. At December 31, 2011 and 2010, covered loans amounted to $320.0 million and $309.3 million, respectively.

Table 8 sets forth information about our loan portfolio composition, for the periods indicated:

Table 8

Loan Portfolio Composition

(dollars in thousands)

	At December 31,
	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Non-covered:
Commercial real estate	$723,268	42.3%	$557,634	37.0%	$449,209	41.6%	$350,849	34.8%	$306,450	32.9%
Commercial construction	175,823	10.3%	170,079	11.3%	183,509	17.0%	228,330	22.7%	196,105	21.0%
Commercial and industrial	124,557	7.3%	111,668	7.4%	113,670	10.5%	98,595	9.8%	109,869	11.8%
Leases	12,815	0.7%	10,985	0.7%	12,216	1.1%	15,190	1.5%	14,370	1.5%
Residential construction	25,757	1.5%	29,949	2.0%	50,156	4.6%	78,942	7.8%	89,897	9.7%
Residential mortgage	318,148	18.6%	308,615	20.4%	257,445	23.9%	223,053	22.1%	197,904	21.2%
Consumer and other	9,949	0.6%	10,099	0.7%	12,655	1.2%	12,829	1.3%	17,967	1.9%
Total not covered	1,390,317	81.3%	1,199,029	79.5%	1,078,860	100.0%	1,007,788	100.0%	932,562	100.0%

Covered:
Commercial real estate	135,242	7.9%	120,053	8.0%	-	-	-	-	-	-
Commercial construction	51,426	3.0%	62,879	4.2%	-	-	-	-	-	-
Commercial and industrial	16,402	1.0%	24,903	1.6%	-	-	-	-	-	-
Residential construction	3,992	0.2%	2,402	0.1%	-	-	-	-	-	-
Residential mortgage	109,058	6.4%	94,701	6.3%	-	-	-	-	-	-
Consumer and other	3,913	0.2%	4,404	0.3%	-	-	-	-	-	-
Total covered	320,033	18.7%	309,342	20.5%	-	-	-	-	-	-

Total loans	$1,710,350	100.0%	$1,508,371	100.0%	$1,078,860	100.0%	$1,007,788	100.0%	$932,562	100.0%

Excluding covered loans, the mix and stratification within certain classifications of our loan portfolio has changed when compared to the loan portfolio composition at December 31, 2010. Our construction, land, and acquisition & development (“A&D”) portfolios increased from $200.9 million at December 31, 2010 to $203.2 million at December 31, 2011, representing an increase of 1.1%. At December 31, 2011, the residential construction portfolios were reduced by 14.0% from year-end 2010 levels, including reducing the speculative 1-4 family construction loans to $11.6 million, down from $17.7 million. Residential and commercial A&D exposure was reduced by $13.1 million during 2011 after having been reduced by $14.5 million during 2010. We will continue our efforts to divest A&D exposures as needed and deemed appropriate by management, and continue to rebalance the portfolio mix and concentrations as needed. Our non-covered commercial real estate portfolio increased from $557.6 million at December 31, 2010 to $723.3 million at December 31, 2011, including increases of $35.2 million and $108.6 million, respectively in the owner occupied retail commercial real estate and investment retail commercial real estate portfolios. Since 2009 new loan originations in this area have carried much higher credit standards for liquidity, contingencies, net worth, loan-to-value and management expertise.

Table 9

Loan Maturities

(dollars in thousands)

	At December 31, 2011
		Due after
	Due within	one year but	Due after
	one year	within five	five years	Total
By loan type:
Commercial real estate	$154,067	$601,706	$102,737	$858,510
Commercial construction	108,116	98,631	20,502	227,249
Commercial and industrial	75,488	60,592	4,879	140,959
Leases	1,668	11,010	137	12,815
Residential construction	23,470	4,211	2,068	29,749
Residential mortgage	81,146	159,602	186,458	427,206
Consumer and other	2,322	5,836	5,704	13,862
Total	446,277	941,588	322,485	1,710,350

By interest rate type:
Fixed rate loans	$203,969	$598,617	$181,775	$984,361
Variable rate loans	242,306	342,973	140,710	725,989
Total	446,275	941,590	322,485	1,710,350

The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At December 31, 2011, deposits totaled $2.12 billion, an increase of $290.1 million, or 15.9%, from year-end 2010. The increase in year-end deposits was due primarily to the Blue Ridge and Regent acquisitions, which collectively brought us $204.0 million of deposits. Total average deposits increased by $185.7 million, or 10.85%, from $1.71 billion at December 31, 2010 to $1.90 billion at December 31, 2011. Non-interest-bearing demand accounts increased by $38.1 million, or 35.5%, while interest-bearing demand accounts increased by $68.3 million, or 8.1%. Time deposits increased $183.6 million, or 20.9%, and comprise 50.2% of total deposits at December 31, 2011, an increase from 48.1% at December 31, 2010. Time deposits of $100,000 or more represented 38.6% and 34.4%, respectively, of our total deposits at December 31, 2011 and 2010.

While overall deposit growth continues to be an emphasis, the more important element is the increase in transactional account deposits. Over the one-year period from December 31, 2010 to December 31, 2011, transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased $106.5 million, or 11.2%. At December 31, 2011, time deposits were 50.2% of total deposits, compared to 48.1% at December 31, 2010. In addition, at December 31, 2011 and 2010, wholesale time deposits were 47.8% and 40.9%, respectively, of total time deposits. We believe that the Blue Ridge and Regent acquisitions will provide good markets for core deposit growth.

We continue our efforts to grow core relationships and focus on our Business Services, Retail and Private Banking groups. This focus has created a solid foundation of seasoned leadership and specialized banking expertise, dedicated to delivering exceptional service to each and every customer. This commitment transformed our deposit mix and deposit growth capabilities into a driver of current and future franchise value.

During 2009, we established a brokered money market relationship which enabled us to pay down borrowings at the FHLB that required over $270 million of our investment securities to be pledged as collateral. The collateral became unencumbered and was available to meet certain unforeseen liquidity demands that could arise. At December 31, 2011 and 2010, the money market relationship totaled $330.6 million and $330.1 million, respectively.

 The following is our average deposits for a three-year period:

Table 10

Average Deposits

(dollars in thousands)

	For the Year Ended December 31,
	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate

Demand deposits	$814,518	1.42%	$700,648	1.32%	$451,317	1.24%
Savings deposits	36,564	0.44%	18,937	0.24%	11,835	0.12%
Time deposits	919,024	1.94%	894,301	2.43%	794,181	2.93%
Total interest-bearing deposits	1,770,106	1.67%	1,613,886	1.92%	1,257,333	2.30%
Non-interest-bearing deposits	125,969	-	96,526	-	63,604	-
Total deposits	$1,896,075	1.56%	$1,710,412	1.81%	$1,320,937	2.19%

The following is our maturities of time deposits of $100,000 or more as of December 31, 2011:

Table 11

Maturities of Time Deposits of $100,000 or More

(dollars in thousands)

	At December 31, 2011
	3 months	Over 3 months	Over 6 months	Over 12
	or less	to 6 months	to 12 months	months	Total

Time deposits of $100,000 or more	$263,803	$134,514	$130,434	$287,829	$816,580

Borrowings

Borrowings provide an additional source of funding for us. Short-term borrowings increased from $60.2 million at December 31, 2010 to $70.2 million at December 31, 2010. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks, securities sold under repurchase agreements and an unsecured revolving line of credit. During 2011, short-term FHLB advances increased by $7.0 million, including $5.0 million in daily rate overnight funding, while all of the other components of short-term borrowings have increased in the aggregate by $3.0 million. BNC may purchase federal funds through unsecured federal funds guidance lines of credit totaling $57.0 million at December 31, 2011. In addition, we have an unsecured revolving line of credit of $10.0 million that is available to utilize at management’s discretion, with $6.3 million and $3.3 million outstanding at December 31, 2011 and 2010, respectively.

The average balances for short-term borrowings during 2010 decreased by $4.3 million to $49.1 million, down from the 2010 average balance of $53.4 million. During 2011 and 2010, we maintained a higher position of liquidity at the Federal Reserve to assure that any funding needs from the acquisitions of Blue Ridge and Beach First were immediately addressed and to provide less reliance on overnight funding.

At December 31, 2011, long-term debt outstanding totaled $93.7 million, compared to $97.7 million outstanding at year-end 2010. Long-term debt consists of $62.0 million of FHLB advances and $31.7 million of subordinated debt, of which $23.7 million have been issued through our trust subsidiaries. There were no additional long-term borrowings during either 2011 or 2010. Note I and Note J to the accompanying Consolidated Financial Statements present detailed information on short-term borrowings and long-term debt, respectively.

Table 12 sets forth information about our borrowings, both short-term and long-term, for the three-year period ending December 31, 2010:

Table 12

Borrowings

(dollars in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Short-term borrowings:
Repurchase agreements, federal funds purchased, lines of credit, and current portion of Federal Home Loan Bank advances
Balance outstanding at end of period	$70,211	$60,207	$50,283
Maximum amount outstanding at any month end during the period	100,728	104,175	176,971
Average balance outstanding	49,146	53,406	62,305
Weighted-average interest rate during the period	0.99%	1.10%	1.01%
Weighted-average interest rate at end of period	0.92%	0.74%	2.68%
Long-term debt:
Federal Home Loan Bank advances and subordinated debentures
Balance outstanding at end of period	$93,713	$97,713	$100,713
Maximum amount outstanding at any month end during period	97,713	100,713	105,713
Average balance outstanding	94,910	98,405	99,297
Weighted-average interest rate during the period	3.03%	3.13%	3.37%
Weighted-average interest rate at end of period	2.99%	2.92%	3.02%
Total borrowings:
Balance outstanding at end of period	$163,924	$157,920	$150,996
Maximum amount outstanding at any month end during period	198,441	201,888	282,684
Average balance outstanding	144,056	151,811	161,602
Weighted-average interest rate during the period	2.33%	2.42%	2.46%
Weighted-average interest rate at end of period	2.10%	2.09%	2.91%

As an additional source of short-term borrowings, BNC utilizes securities sold under agreements to repurchase, with balances outstanding of $8.6 million and $7.7 million at December 31, 2011 and 2010, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government agency sponsored mortgage-backed securities or securities issued by local governmental municipalities.

In addition, BNC has the ability to borrow funds from the Federal Reserve of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. As of December 31, 2011, we had approximately $124.5 million in additional borrowing capacity available under these arrangements with no outstanding balances for 2011 or 2010.

BNC also uses advances from the FHLB of Atlanta under a line of credit equal to 30% of BNC’s total assets, subject to qualifying collateral being pledged. Outstanding advances totaled $62.0 million and $66.0 million at December 31, 2011 and 2010, respectively. These advances are secured by a blanket-floating lien on qualifying first mortgage loans, equity lines of credit, certain commercial real estate loans, and certain government agency sponsored mortgage-backed securities pledged to the FHLB. At December 31, 2011, we had $135.6 million additional borrowing capacity that was secured. A more detailed analysis of FHLB advances is presented in Note I and Note J to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

Other Real Estate Owned

OREO increased by $28.8 million during 2011, with the most significant factor in this increase being the $30.1 million of OREO in the acquisition of Blue Ridge. Total OREO of $68.5 million and $39.7 million, respectively, at December 31, 2011 and 2010, consisted of properties covered under loss-share agreements of $47.6 million and $15.8 million, respectively, and properties not covered under loss-share agreements were $20.9 million and $23.9 million, respectively.

Once OREO is acquired, OREO carrying values are reviewed at least annually, or more frequently depending on the property or market conditions, to evaluate if write-downs are required. We utilize various resources to value OREO including, but not limited to, appraisals, market conditions, number of days on the market and like-kind sales.

During the fourth quarter of 2011, we evaluated options for accelerating the disposition of OREO. Where a normal OREO sales cycle can be up to 18 months, we decided the best course of action included taking substantial discounts on certain larger OREO properties in order to accelerate the sales cycle on these properties to within six months. This decision resulted in an additional impairment charge during the fourth quarter of $7.4 million on $23.4 million of OREO or loans in the final stages of the foreclosure process, resulting in an updated carrying value of $15.0 million. Many of these properties have now been marked at significant discounts to appraised values and to levels where we have received confirmed interest from multiple parties. Management believes we will be able to liquidate the selected assets in a more cost-effective manner than a bulk sale option.

FDIC Indemnification Asset

We have recorded FDIC indemnification assets in connection with the loss-share agreements we entered into in connection with its acquisitions of Beach First and Blue Ridge. This asset is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should we choose to dispose of them. Fair value is estimated using projected cash flows related to the loss-share agreements based on the expected reimbursements for losses and the applicable loss-share percentages and the estimated true-up payment at the expiration of the loss-share agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss-share reimbursement from the FDIC and the true-up payment to the FDIC. Cash flow projections resulting from the loss-share agreements are subject to change during the term of the agreements, including the existence of and amount of any required true-up payment owed to the FDIC. The FDIC indemnification asset totaled $91.9 million and $69.5 million at December 31, 2011 and 2010, respectively.

Other

As a member of the FHLB, we had an investment of $9.1 million in FHLB stock at both December 31, 2011 and 2010. Our investment in premises and equipment increased by $12.7 million. In connection with the acquisition of Regent, we acquired a branch in Greenville, SC at a recorded cost of $4.4. During 2011, we also opened new branches in Greensboro, NC and Raleigh, NC having a combined cost of approximately $4.8 million. In addition, we had two new branches under construction in Charlotte, NC with total costs incurred as of December 31, 2011 of approximately $4.0 million. At December 31, 2011, we had goodwill of $26.1 million that is not amortizable and core deposit intangibles, associated with our acquisitions, amounted to $3.0 million.

During 2011, total shareholders' equity increased by $11.6 million, or 7.6%, to $163.9 million. Our retained earnings increased by $2.7 million for the year ended December 31, 2011, which was comprised of net income of $6.9 million, offset by common share dividends of $1.8 million and dividend and discount accretion on preferred stock of $2.4 million. Accumulated other comprehensive income increased $7.8 million from a loss of $6.8 million at December 31, 2010 to income of $1.0 million at December 31, 2011. The increase related principally to unrealized gains on available for sale investment securities. We are subject to minimum capital requirements, and as such, all capital ratios continue to place us in excess of the minimum required to be deemed a “well-capitalized” bank by regulatory measures.

Capital Resources

We are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2011, 2010 and 2009, we exceeded all regulatory capital requirements to be considered “well capitalized” as such terms are defined in applicable regulations. Our capital adequacy ratios are set forth below:

Table 13

Capital Adequacy Ratios

	To be well
	capitalized
	under prompt	December 31,
	action	2011	2010	2009
	provisions	Ratio	Ratio	Ratio
BNC Bancorp:
Total Capital (to risk weighted assets)	10.00%	11.19%	12.75%	11.60%
Tier 1 Capital (to risk weighted assets)	6.00%	9.65%	10.94%	9.71%
Tier 1 Capital (to average assets)	5.00%	7.13%	7.26%	7.43%

Bank of North Carolina:
Total Capital (to risk weighted assets)	10.00%	11.51%	13.01%	12.79%
Tier 1 Capital (to risk weighted assets)	6.00%	9.99%	11.19%	10.87%
Tier 1 Capital (to average assets)	5.00%	7.38%	7.42%	8.32%

Shareholders’ Equity

Our shareholders’ equity totaled $163.9 million, an increase of $11.6 million, or 7.6%, compared to $152.2 million at December 31, 2010. At December 31, 2011 and 2010, our tangible shareholders’ equity totaled $135.0 million and $123.8 million, respectively, and tangible equity to asset ratio on those dates was 5.56% and 5.76%, respectively. At December 31, 2009, shareholders’ equity totaled $126.2 million, there was $98.5 million of tangible shareholders’ equity and the tangible equity to asset ratio was 6.03%.

On June 14, 2010, we entered into an Investment Agreement (the “Investment Agreement”) with Aquiline. Pursuant to the Investment Agreement, Aquiline purchased 892,799 shares of our common stock, no par value per share, at $10.00 per share and 1,804,566 shares of our Mandatorily Convertible Non-Voting Preferred Stock, Series B (the “Series B Preferred Stock”) at $10.00 per share. The purchase of common stock and Series B Preferred Stock by Aquiline was part of a $35 million private placement that closed on June 14, 2010 (the “Private Placement”). In addition to Aquiline, other investors, including certain of our directors, purchased 802,635 shares of our common stock at $10.00 per share (collectively, with Aquiline, the “Investors”) as a part of the Private Placement on June 14, 2010. The Investors, other than Aquiline, entered into Subscription and Registration Rights Agreements with us in connection with their investment in our common stock in the Private Placement.

On December 5, 2008, we issued 31,260 shares of Series A preferred stock and a warrant to purchase 543,337 shares of our common stock to the UST through a private placement. This issuance of shares was not registered under the Securities Act of 1933, as amended, in reliance on the exemption set for in Section 4(2) thereof. The Series A preferred stock qualifies as Tier I capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series A preferred stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series A preferred stock.

We also utilize alternative forms of regulatory capital to supplement our shareholders’ equity in order to remain “well capitalized” for regulatory purposes. We have issued four blocks of 30 year variable rate junior subordinated debentures to its wholly owned capital trusts: $5.2 million in April of 2003 priced at 3 month LIBOR + 3.25%; $6.2 million in March of 2004 priced at 3 month LIBOR + 2.80%; $5.2 million in September of 2004 priced at 3 month LIBOR + 2.40%; and $7.2 million in September of 2006 priced at 3 month LIBOR + 1.70%. In addition, during 2005 BNC issued $8.0 million of subordinated debentures at 3 month LIBOR + 1.80%, which counts as Tier II capital for regulatory purposes. These instruments are classified as long-term debt on our financial statements.

Note L to the accompanying Consolidated Financial Statements presents an analysis of our regulatory capital position as of December 31, 2011 and 2010. Management expects that we will remain "well-capitalized" for regulatory purposes throughout 2012, although there can be no assurance that we will not fall into the “adequately-capitalized” classification.

Lending Activities

General

We provide our customers with a full range of short to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. We also make real estate mortgage and construction loans.

Our loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the types of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by our Board of Directors. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. We have focused our portfolio lending activities on higher yielding commercial loans.

Table 8 in this Item 7 provides an analysis of our loan portfolio composition by type of loan as of the end of each of the last five years.

Table 9 in this Item 7 presents, at December 31, 2011, (i) the aggregate maturities or repricing of loans in the named segments of our loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature or reprice after one year.

Commercial Loans

Commercial business lending is a major focus of our lending activities. At December 31, 2011, our commercial and industrial loan portfolio and lease portfolio equaled $153.8 million or 9.0% of total loans, as compared with $147.6 million or 9.8% of total loans at December 31, 2010. At December 31, 2011, commercial and industrial loans covered under loss-share agreements totaled $16.4 million as compared with $24.9 million at December 31, 2010. Commercial and industrial loans and leases include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. We also make term commercial loans secured by real estate, which are categorized as real estate loans. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, we require personal guarantees and secondary sources of repayment.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

Real Estate Loans

Real estate loans are made for purchasing and refinancing 1-4 family, multi-family and commercial properties. Real estate loans also include home equity credit lines. We offer fixed and adjustable rate options and provide customers access to long-term conventional real estate loans through our mortgage loan department which makes secondary market conforming loans that are originated with a commitment from a correspondent financial institution to purchase the loan within 30 days of closing. Residential real estate loans amounted to $427.2 million and $403.3 million at December 31, 2011 and 2010, respectively. Our residential mortgage loans are generally secured by properties located within our market area. At December 31, 2011 and 2010, residential real estate loans covered under loss-share agreements totaled $109.1 million and $94.7 million, respectively.

Many of the residential mortgage loans that we make are originated for the account of third parties. Such loans are classified as loans held for sale in the financial statements. At December 31, 2011 and 2010, loans held for sale amounted to $9.6 million and $6.8 million, respectively. We receive fees for each such loan originated, with such fees aggregating $2.2 million for the year ended December 31, 2011 and $1.6 million for the year ended December 31, 2010. We anticipate that we will continue to be an active originator of residential loans for the account of third parties. We do not originate sub-prime mortgages, unless through a correspondent who has full underwriting authority. In these cases, since we are not involved in the credit decision, there is limited exposure to defaults and buy back provisions.

Commercial real estate loans totaled $858.5 million and $677.7 million at December 31, 2011 and 2010, respectively, with $135.2 million and $120.1 million, respectively, covered under loss-share agreements. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space, and by a lesser extent, agricultural properties. Generally in underwriting commercial real estate loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than 1-4 family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Real Estate Construction Loans

Real estate loans are made for constructing 1-4 family and multi-family residential properties, the acquisition and development of land for the purpose of providing residential and commercial lots for sale, and the construction of commercial properties. We primarily offer a variable rate option and provide customers access to short-term conventional real estate financing through a reasonable construction and development process. At December 31, 2011 and 2010, the real estate construction loan portfolio was $257.0 million and $265.3 million, respectively, with $55.4 million and $65.3 million, respectively, of loans covered under loss-share agreements. Loans not covered under loss-share agreements consisted of the following categories at December 31, 2011 and 2010:

		2011	2010
•	Acquisition and development	$14.0 million	$26.2 million
•	Residential construction	$25.0 million	$29.9 million
•	Commercial construction	$71.7 million	$44.9 million
•	1-4 family buildable lots	$32.8 million	$42.8 million
•	Commercial buildable lots	$15.3 million	$13.6 million
•	Land held for development	$25.4 million	$26.9 million
•	Raw/Agricultural land	$19.0 million	$15.7 million

Management closely monitors residential real estate, specifically our Acquisition, Development and Construction loans, since these loans are generally considered most vulnerable to economic downturns. We attempt to mitigate this risk by employing experienced real estate lenders, providing real estate underwriting standards within the Credit Policy Manual, engaging an outside firm to conduct ongoing credit reviews and, most recently, contracting with a firm to provide quarterly real estate updates and trends for communities in which we have credit exposure. Most residential construction loans require full personal guarantees from the principals of the borrowing entity and maturities are typically limited to 12 months. Trends within our real estate portfolio have followed the general trends within our markets including increases in average time houses are on the market for sale and housing inventory available for sale with a slight decrease in average home prices. Increases in 2011 and 2010 non-performing assets were primarily due to specific adjustments within the real estate portfolio.

Consumer and Other Loans

Consumer and other loans include automobile loans, boat and recreational vehicle financing and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, because the collateral often consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. We attempt to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss. Consumer and other loans amounted to $13.9 million and $14.5 million at December 31, 2011 and 2010, respectively.

Asset Quality

We consider asset quality to be of primary importance, and employ a formal internal loan review process to ensure adherence to our lending policy as approved by our Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan's credit quality improves or deteriorates, it is Credit Administration's and the Lender’s responsibility to change the borrower's risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management's estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

Our policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses. Management continues to tighten underwriting guidelines and procedure and rewritten loan policies, along with an enhanced internal loan review function, to address the changing risk of our loan portfolio.

Nonperforming Assets

Our nonperforming assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, restructured loans in nonaccrual status and loans in nonaccrual status, increased to $161.2 million, or 6.57% of total assets, at December 31, 2011 from $135.3 million, or 6.29% of total assets, at December 31, 2010. The increase is primarily related to our acquisition of Blue Ridge. The majority of these nonperforming assets are covered under loss-share agreements totaling $120.9 million and $85.1 million at December 31, 2011 and 2010, respectively. Excluding assets covered by loss-share agreements, nonperforming assets decreased from $50.2 million at December 31, 2010 to $40.4 million, or 1.93% of assets not covered under loss-share agreements at December 31, 2011. Despite increasing levels of nonperforming assets due to loss-share acquisitions, management believes asset quality and nonperforming levels remain favorable to its peers. Our allowance for loan losses, expressed as a percentage of gross loans, was 1.81% and 1.65% at December 31, 2011 and 2010, respectively, and expressed as a percentage of gross loans less fair value loans, was 1.76% and 2.07% at December 31, 2011 and 2010, respectively.

Table 14 sets forth, for the periods indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans plus loans 90 days past due and still accruing), and total nonperforming assets.

Table 14

Nonperforming Assets

(dollars in thousands)

	At December 31,
	2011	2010	2009	2008	2007
Nonaccrual loans (1):
Not covered by loss-share agreements	$19,443	$26,224	$19,050	$13,319	$3,599
Covered by loss-share agreements	67,854	64,753	-	-	-
90 days past due:
Not covered by loss-share agreements	-	44	-	-	-
Covered by loss-share agreements	5,425	4,554	-	-	-
Other real estate owned:
Not covered by loss-share agreements	20,927	23,912	14,325	5,022	2,509
Covered by loss-share agreements	47,577	15,825	-	-	-
Total nonperforming assets	$161,226	$135,312	$33,375	$18,341	$6,108
Nonperforming assets not covered by loss-share	$40,370	$50,180	$33,375	$18,341	$6,108

Commercial loans restructured/modified not included in categories above :	$41,515	$5,107	$4,168	$-	$-
Allowance for loan losses	31,008	24,813	17,309	13,210	11,784
Loans outstanding, net	1,709,483	1,508,180	1,079,179	1,007,788	932,562
Not covered by loss-share agreements	1,389,451	1,198,838	1,079,179	1,007,788	932,562

Nonperforming assets to loans and other real estate	9.07%	8.74%	3.05%	1.81%	0.60%
Not covered by loss-share agreements	2.86%	4.10%	3.05%	1.81%	0.60%

Nonperforming assets to total assets	6.57%	6.29%	2.04%	1.17%	0.54%
Not covered by loss-share agreements	1.93%	2.75%	2.04%	1.17%	0.54%

Allowance for loan losses to nonperforming loans	33.44%	25.96%	90.86%	99.18%	327.42%
Not covered by loss-share agreements	159.48%	94.46%	90.86%	99.18%	327.42%

(1)	Includes restructured loans of $4.7 million, $3.4 million, $348,000, $665,000 and $2.6 million at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the ability to collect principal or interest in full. Generally, our policy is to place a loan on nonaccrual status before the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. We accrue interest on restructured loans at the restructured rates when management anticipates that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which management has serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of our allowance for loan losses. For additional information on nonaccruals and loan restructurings/modifications, see Note D to the accompanying Consolidated Financial Statements.

At December 31, 2011, we had $87.3 million in nonaccrual and renegotiated loans in nonaccrual status, a decrease of $3.7 million from $91.0 million at the end of 2010. The amounts of nonaccrual loans covered under loss-share agreement were $67.9 million and $64.8 million at December 31, 2011 and 2010, respectively. The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual was $6.2 million, $7.5 million and $476,000 for the years ended December 31, 2011, 2010 and 2009, respectively. There were $5.4 million and $4.6 million of loans 90 days past due and still accruing interest at the end of 2011 and 2010, respectively, substantially all of which were covered under loss-share agreements. Real estate acquired in the settlement of loans consists of foreclosed, repossessed and idled properties, both residential and commercial. At December 31, 2011 and 2010, there were $68.5 million and $39.7 million, respectively, in assets classified as other real estate owned, with $47.6 million and $15.8 million, respectively, covered under loss-share agreements. The carrying values of other real estate owned represent the lower of the carrying amount or fair value less costs to sell.

The following is a summary of other real estate owned at the periods presented:

Table 15

Other Real Estate Owned

(dollars in thousands)

	December 31,
	2011	2010	2009
Covered under loss-share agreements:
Residential 1-4 family properties	$26,679	$5,565	$-
Multifamily properties	385	1,024	-
Commercial properties	8,812	2,949	-
Construction, land development and other land	11,701	6,287	-
	47,577	15,825	-
Not covered under loss-share agreements:
Residential 1-4 family properties	2,939	5,174	2,391
Multifamily properties	-	77	-
Commercial properties	17,984	7,808	1,743
Construction, land development and other land	4	10,853	10,191
	20,927	23,912	14,325
Total other real estate owned	$68,504	$39,737	$14,325

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least monthly. In addition, on a monthly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations. In addition to our history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2011 or 2010.

Management uses the risk-grading program, as described under "Asset Quality," to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and tested by our internal auditor. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more and still accruing, and nonaccrual loans. We strive to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. We have no foreign loans and do not engage in significant lease financing or highly leveraged transactions.

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

Loans classified as "substandard" are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected. A reserve range of 5% - 45% is generally allocated to these loans, depending on credit quality. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% or greater is generally allocated to loans classified as doubtful. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, we also categorize loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout our history, been the motivating factor for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. During 2011 and 2010, the significant weakness in the local economies had weakened many borrowers’ financial condition. During 2011, we continued to experience a significant increase in our nonperforming asset levels as our management aggressively recognized impairments on performing credits where it had become evident that the underlying collateral values would no longer support the principal repayment terms. We are actively restructuring these relationships with borrowers in an effort to restore these credits to an accruing status.

Table 16 shows the allocation of the allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Table 16

Allocation of the Allowance for Loan Losses

(dollars in thousands)

	December 31,
	2011		2010		2009		2008		2007
		% of total		% of total		% of total		% of total		% of total
	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)

Real estate loans	$14,847	75.2%	$15,839	71.7%	$11,355	65.6%	$7,516	56.9%	$6,375	54.1%
Real estate construction loans	11,656	15.0%	5,207	17.6%	3,739	21.6%	4,029	30.5%	3,618	30.7%
Commercial and industrial loans	4,338	8.2%	3,525	9.0%	1,817	10.5%	1,295	9.8%	1,391	11.8%
Consumer loans and other	149	0.8%	209	1.0%	208	1.2%	172	1.3%	223	1.9%
Leases	18	0.8%	33	0.7%	190	1.1%	198	1.5%	177	1.5%
	$31,008	100.0%	$24,813	100.0%	$17,309	100.0%	$13,210	100.0%	$11,784	100.0%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding, grouped by collateral type.

Table 17 sets forth for the periods indicated information regarding changes in our allowance for loan losses.

Table 17

Loan Loss and Recovery Experience

(dollars in thousands)

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007

Total loans, net outstanding at end of year	$1,709,483	$1,508,180	$1,079,179	$1,007,788	$932,562
Average loans outstanding during the year	$1,561,257	$1,359,107	$1,026,635	$981,069	$849,271

Allowance for loan losses at beginning of year	$24,813	$17,309	$13,210	$11,784	$10,400
Provision for loan losses	18,214	26,382	15,750	7,075	3,090
Increase in FDIC Indemnification asset	8,708	-	-	-	-
	51,735	43,691	28,960	18,859	13,490
Loans charged off:
Commercial real estate	6,144	5,038	3,171	516	-
Commercial construction	8,123	4,330	5,046	875	1,107
Commercial and industrial	1,215	5,342	941	2,529	248
Leases	-	9	60	-	-
Residential construction	943	725	1,183	790	-
Residential mortgage	5,478	3,624	1,262	816	310
Consumer and other	60	263	204	257	90
Total charge-offs	21,963	19,331	11,867	5,783	1,755

Recoveries of loans previously charged off:
Commercial real estate	158	43	4	23	-
Commercial construction	300	37	-	-	-
Commercial and industrial	555	135	133	54	-
Leases	15	-	-	-	-
Residential construction	14	26	32	-	-
Residential mortgage	176	201	20	33	30
Consumer and other	18	11	27	24	19
Total recoveries	1,236	453	216	134	49

Net charge-offs	20,727	18,878	11,651	5,649	1,706
Allowance for loan losses at end of year	$31,008	$24,813	$17,309	$13,210	$11,784
Ratios:
Net charge-offs as a percent of average loans	1.33%	1.39%	1.13%	0.58%	0.20%
Allowance for loan losses as a percent of loans at end of year	1.81%	1.65%	1.60%	1.31%	1.26%

For the fiscal years 2007 through 2010, our loan loss experience has seen net loan charge-offs in each year range from 0.20% to 1.39% of average loans outstanding. For 2011, net charge-offs were 1.33% of average loans outstanding as compared to 1.39% in the prior year. Net charge-offs for 2011 also included $3.8 million of charge-offs for covered loans that are 80% reimbursed by the FDIC. Net charge-offs continue to remain at elevated levels due primarily to a significant softening of both the local housing market and local economy.

Our allowance for loan losses at December 31, 2011 of $31.0 million represents 1.81% of total loans outstanding, excluding loans held for sale. Our allowance for loan losses at December 31, 2010 of $24.8 million represents 1.65% of total loans outstanding, excluding loans held for sale. This increase in the allowance relative to our gross loans was primarily due to a higher level of perceived risk in this environment, and a greater amount of specific credits where impairment assessments have been assigned. During 2011, we recorded a $10.9 million provision for loan losses for covered loans and had a loan loss allowance associated with our covered loan portfolio of $7.1 million at December 31, 2011. Excluding the loans acquired that are recorded at fair value, our allowance for loan losses to non-covered loans decreased from 2.07% at December 31, 2010 to 1.76% at December 31, 2011.

The allowance for loan losses represents management's estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. We make specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

Furthermore, while management believes it has established the allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require an adjustment to the allowance for loan losses. No regulatory agency asked for a change in our allowance for loan losses during 2011 or 2010. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Asset/Liability Management

Our results of operations depend substantially on its net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. The purpose of asset/liability management is to provide stable net interest income growth by protecting our earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. We maintain, and have complied with, an asset/liability management policy approved by our Board of Directors that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities, earnings at risk, and economic value at risk. This policy is to control the exposure of our earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, we have generally invested such funds in investment securities, primarily U.S. Treasury securities, securities issued by governmental agencies, government agency sponsored mortgage-backed securities and securities issued by local governmental municipalities. The investment securities portfolio contributes to our profits, and plays an important part in the overall interest rate management. However, management of the investment securities portfolio alone cannot balance overall interest rate risk. The investment securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the investment securities portfolio are safety, yield, liquidity, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits or as collateral for FHLB advances or borrowings through the Federal Reserve’s Discount Window.

In reviewing our needs with regard to proper management of our asset/liability program, our management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes. A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayments on loan and loan-backed assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Table 18 presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous rate shocks at December 31, 2011. The rate shocks are measured in 100 basis point increments from base case. Base case utilizes key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, investment securities cash flows and reinvestment strategy, and market value assumptions on certain assets under various interest rate scenarios. Should the yield curve begin to rise and fall, management has strategies available to maximize earnings opportunities or offset the negative impact to earnings. The estimated results of our income simulation model as of December 31, 2011, looking forward for 12 months, are as follows:

Table 18

Net Interest Income at Risk

Estimated increase(decrease)
in net interest income at
Change in interest rates (basis points)	December 31, 2011
-100	-0.06%
+100	-2.60%
+200	-4.30%
+300	-5.10%
+400	-4.60%

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

The following Table 19 “Interest Rate Sensitivity Analysis” sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, which are projected to reprice or mature in each of the future time periods presented. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and have been placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Table 19

Interest Rate Sensitivity Analysis

(dollars in thousands)

	At December 31, 2011
	3 months	Over 3 months	Total within	Over 12
	or less	to 12 months	12 months	months	Total
Interest-earning assets:
Loans	$798,706	$181,577	$980,283	$729,200	$1,709,483
Loans held for sale	9,159	-	9,159	-	9,159
Investment securities, amortized cost	7,974	-	7,974	357,227	365,201
Other earning assets	41,306	9,159	50,465	-	50,465
Total interest-earning assets	$857,145	$190,736	$1,047,881	$1,086,427	$2,134,308
Interest-bearing liabilities :
Interest-bearing demand deposits	$791,145	$-	$791,145	$118,257	$909,402
Interest rate cap	(250,000)	-	(250,000)	250,000	-
Time deposits and savings	349,384	381,860	731,244	331,853	1,063,097
Borrowings	97,924	4,000	101,924	62,000	163,924
Total interest-bearing liabilities	$988,453	$385,860	$1,374,313	$762,110	$2,136,423
Interest sensitivity gap	$(131,308)	$(195,124)	$(326,432)	$324,317	$(2,115)
Cumulative interest rate sensitivity gap	(131,308)	(326,432)	(326,432)	(2,115)	(2,115)
Cumulative interest rate sensitivity gap as a percent of total interest-earning assets	-6.15%	-15.29%	-15.29%	-0.10%	-0.10%
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	86.72%	76.25%	76.25%	99.90%	99.90%

The interest rate sensitivity analysis indicates that if assets and liabilities reprice in the time intervals indicated in the table, we are liability sensitive within twelve months, and asset sensitive thereafter. As stated above, certain shortcomings are inherent in the method of analysis presented in the table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that money market accounts are immediately sensitive to movements in rates, we expect that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets that are considered to be immediately sensitive. The same is true for all other interest bearing transaction accounts. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, we place primary emphasis on our income simulation model when managing our exposure to changes in interest rates.

Liquidity

Liquidity management involves the ability to meet and ensure the cash flow requirements of our depositors and borrowers, as well as our various needs, including operating, strategic and capital. In addition, our principal source of liquidity is dividends from BNC and an unsecured revolving line of credit with another financial institution. Liquidity is required at the parent holding company level for the purpose of paying dividends declared for its common and preferred shareholders, servicing debt, as well as general corporate expenses. Our Asset/Liability Committee meets on a regular basis to consider our operating needs, reviewing internal analysis of our liquidity, knowledge of current economic and market trends and forecasts of future conditions.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, interest-earning deposits in other banks and occasional sales of various assets. These funds are used to make loans and to fund continuing operations. At December 31, 2011, liquid assets totaled $435.1 million, or 17.7% of total assets, compared to $389.0 million, or 18.1% of assets at December 31, 2010.

The liability portion of the balance sheet provides liquidity primarily through various interest-bearing and non-interest-bearing deposit accounts. We may purchase federal funds through unsecured federal funds guidance lines of credit totaling $57.0 million, with no outstanding balances at December 31, 2011. We also have an unsecured revolving line of credit of up to $10.0 million with BNC, with $6.3 million outstanding at December 31, 2011. In addition, we have credit availability with the Federal Reserve and FHLB of approximately $377.2 million, with $117.0 million outstanding. We also have access to the wholesale deposit markets for additional liquidity.

Total net cash inflows totaled $25.7 million during 2011, an increase of $43.8 million from net cash outflows of $18.1 million during 2010. For 2009, net cash inflows totaled $11.4 million. Cash flows from operations increased to $39.7 million in 2011 from $35.1 million in 2010 and from $3.3 million in 2009. Cash used in investing activities were $102.6 million in 2011, a decrease from $9.6 million in 2010 and $43.8 million in 2009. Cash provided from the 2011 acquisitions of $38.7 million was offset primarily to fund loan growth and invest in investment securities. The cash flows provided by financing activities were $88.7 million in 2011, compared to cash flows used in financing activities in 2010 of $43.7 million. The cash flows provided by financing in 2011 were from the net increase in deposits. The cash flows provided by financing activities in 2009 totaled $52.0 million. The Consolidated Statement of Cash Flows in the accompanying Consolidated Financial Statements provides a detailed analysis of cash from operating, investing and financing activities for each of the years ended December 31, 2011, 2010 and 2009.

Management anticipates that we will rely primarily upon customer deposits, loan repayments, wholesale funding sources and current earnings to provide liquidity, fund loans and to purchase investment securities. Investment securities will be primarily issued by the federal government and its agencies, municipal securities and government agency sponsored mortgage-backed securities. See “Deposits” and “Borrowings” in this Item 7 for an overview of our deposit activities and borrowings.

In the normal course of business, we will have various outstanding contractual obligations that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 20 in this Item 7, “Contractual Obligations and Commitments”, summarizes our contractual obligations and commitments as of December 31, 2011.

Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of BNC’s asset/liability management function. See “Asset/Liability Management” section of this Item 7.

Off-Balance Sheet Risk – Contractual Obligations and Commitments

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on our consolidated balance sheets. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. We do not expect that all such commitments will fund. See the following Table 20 and Note P to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

In addition, we have entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other debt instruments at December 31, 2011 are shown in the following table:

Table 20

Contractual Obligations and Commitments

(dollars in thousands)

	Payments Due by Period
		On demand
		or within			After
Contractual Obligations:	Total	1 year	2-3 years	4-5 years	5 years
Short-term borrowings	$70,211	$70,211	-	-	-
Long-term debt	93,713	-	17,000	-	76,713
Deposits	2,118,187	1,786,335	239,468	82,812	9,572
Operating leases	15,866	1,968	3,676	2,981	7,241
Total contractual cash obligations	$2,297,977	$1,858,514	$260,144	$85,793	$93,526

	Amount of Commitment Expiration Per Period
	Total
	amounts	Within			After
Commitments:	committed	1 year	2-3 years	4-5 years	5 years
Lines of credit and loan commitments	$205,257	$115,023	$3,783	$7,651	$78,800
Letters of credit	13,122	12,872	250	-	-
Commitments to sell loans held for sale	9,596	9,596	-	-	-
Total commitments	$227,975	$137,491	$4,033	$7,651	$78,800

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

We utilize interest rate swaps and caps in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. We have previously entered into interest rate swaps designated as cash flow hedges to fix the interest rate received on certain variable rate loans. These loans exposed us to variability in cash flows, primarily from interest receipts due to changes to interest rates. During the year ended December 31, 2011, all of the interest rate swaps had matured.

During 2009, we entered into a five-year interest rate cap. The interest rate cap assists in minimizing the exposure of risk of rising interest rates. This derivative contract, with a notional amount of $250 million, was executed to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. Under this cash flow hedge relationship, the cap’s objective is to offset the effect of interest rate changes, whenever funding rates are higher than the strike rate of the cap.

Although off-balance sheet derivative financial instruments do not expose us to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. We minimize such risk by evaluating the creditworthiness of the counterparties and consistently monitoring these agreements. The counterparties to these agreements are primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2011, our derivatives reflected a $10.7 million loss, net of tax, of accumulated other comprehensive income.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. As of December 31, 2011, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. We consider such risk to be insignificant due to the relatively small derivative positions we hold. A discussion of derivatives is presented in Note O to the accompanying Consolidated Financial Statements, which are presented under Item 8 of Part II in this Form 10-K.

Quarterly Financial Information

Table 21 sets forth, for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

Table 21

Quarterly Financial Data

(dollars in thousands, except per share data)

	Year Ended December 31, 2011				Year Ended December 31, 2010
	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
Operating data:
Total interest income	$28,449	$25,065	$24,787	$25,042	$25,329	$25,580	$24,829	$19,272
Total interest expense	8,338	8,197	8,021	8,364	9,051	8,734	9,234	7,728
Net interest income	20,111	16,868	16,766	16,678	16,278	16,846	15,595	11,544
Provision for loan losses	8,158	3,524	3,032	3,500	12,000	5,436	6,000	2,946
Net interest income after provision	11,953	13,344	13,734	13,178	4,278	11,410	9,595	8,598
Non-interest income	12,168	3,839	2,371	2,425	1,847	3,906	21,698	1,362
Non-interest expense	23,525	14,715	14,893	14,732	17,202	15,479	13,604	8,887
Income (loss) before income taxes	596	2,468	1,212	871	(11,077)	(163)	17,689	1,073
Income tax expense (benefit)	(801)	46	(381)	(647)	(5,021)	(823)	5,956	(316)
Net income (loss)	1,397	2,422	1,593	1,518	(6,056)	660	11,733	1,389
Less preferred stock dividends and
discount accretion	601	601	601	601	600	591	502	503
Net income (loss) available to common
shareholders	$796	$1,821	$992	$917	$(6,656)	$69	$11,231	$886
Per share data:
Earnings per share - basic	$0.08	$0.18	$0.10	$0.09	$(0.61)	$0.01	$1.42	$0.12
Earnings per share - diluted	0.08	0.18	0.10	0.09	(0.61)	0.01	1.41	0.12
Cash dividends paid	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05
Common stock price:
High	8.34	7.42	8.63	9.10	10.00	10.50	10.66	8.25
Low	6.16	6.10	6.52	7.53	8.29	9.50	7.81	6.81
Balance sheet data:
Loans:
Loans not covered by loss-share	$1,389,451	$1,309,893	$1,244,862	$1,227,553	$1,198,838	$1,144,974	$1,123,803	$1,088,620
Loans covered by loss-share	320,032	262,673	283,685	301,436	309,342	330,761	345,372	-
Allowance for loan losses	(31,008)	(24,177)	(23,373)	(24,325)	(24,813)	(18,819)	(19,038)	(17,395)
Net loans	1,678,475	1,548,389	1,505,174	1,504,664	1,483,367	1,456,916	1,450,137	1,071,225
Loans held for sale	9,596	6,753	1,909	1,679	6,751	3,314	2,190	1,237
Investment securities	379,257	348,989	339,381	333,265	358,871	357,555	364,805	359,937
Goodwill	26,129	26,129	26,129	26,129	26,129	26,129	26,129	26,129
Total assets	2,454,930	2,197,758	2,146,745	2,157,280	2,149,932	2,180,049	2,161,991	1,628,570
Deposits:
Non-interest bearing deposits	$145,688	$130,978	$128,694	$116,286	$107,547	$105,197	$104,328	$64,983
Interest-bearing demand and savings	909,402	833,190	835,967	849,392	841,062	786,498	739,542	599,013
Time deposits	1,063,097	871,436	885,922	905,173	879,461	963,885	990,755	687,235
Total deposits	2,118,187	1,835,604	1,850,583	1,870,851	1,828,070	1,855,580	1,834,625	1,351,231
Borrowed Funds	163,924	190,172	129,833	120,939	157,920	145,720	148,898	145,919
Total interest-bearing liabilities	2,136,423	1,894,798	1,851,722	1,875,504	1,878,443	1,896,103	1,879,195	1,432,167
Total shareholders' equity	163,855	162,575	157,569	154,211	152,224	165,479	164,138	123,811

Fourth Quarter Analysis

For the quarter ended December 31, 2011, net income was $1.4 million, or $0.13 per share. Income available to common shareholders was $797,000, or $0.08 per diluted share, an increase compared to the loss of $6.7 million, or $0.61 per diluted share, reported for the same period in 2010. In the fourth quarter of 2011, we incurred $723,000 of one-time expenses associated with merger and acquisition activities, which reduced after-tax diluted earnings per share by $0.08.

Total assets at December 31, 2011 were $2.45 billion, an increase of $257.2 million, or 11.7%, compared to $2.20 billion at September 30, 2011. The increase was due to strong organic growth in our North Carolina franchise, along with $160 million in assets from the acquisition of Blue Ridge and $53 million from the acquisition of Regent.

Net interest income for the fourth quarter of 2011 was $20.1 million, an increase of $3.8 million from the comparable period last year and an increase of $3.2 million from the prior quarter. Taxable-equivalent net interest margin increased 47 basis points from the fourth quarter of 2010 to 4.18%. Compared to the third quarter of 2011, taxable-equivalent net interest margin increased 39 basis points from 3.79%.

During the fourth quarter of 2011, our average yield on interest-earning assets increased 20 basis points while the average rate on interest-bearing liabilities decreased 31 basis points when compared to the fourth quarter of 2010. When compared to the third quarter of 2011, our yield on average earning assets increased by 32 basis points, while the cost of average interest-bearing liabilities decreased 11 basis points.

Net interest income in the fourth quarter was impacted by the accretion of yield and fair value discounts on the acquired loan portfolios. During the fourth quarter of 2011, accretion totaled $3.1 million, compared to $1.2 million in the fourth quarter of 2010, and $1.0 million in the third quarter of 2011. The additional accretion was due to accelerated cash flows on the Beach First loan portfolio, and accretion on the performing Blue Ridge loan portfolio utilizing a level-yield basis over the economic life of the loans.

During the fourth quarter of 2011, we recorded a provision for loan losses of $8.2 million, an increase from the $3.5 million recorded during the third quarter of 2011. Of the $8.2 million in provision expense, $6.0 million related to legacy non-covered loans and $2.2 million related to loss-share loans. We recorded a $10.9 million provision for loan losses for loss-share loans, of which $8.7 million was recorded through a FDIC indemnification asset. The remaining $2.2 million, representing 20% of the provision, was charged through our provision for loan losses. The allowance for loan losses was $31.0 million at December 31, 2011, and $24.2 million at September 30, 2011. Loan loss reserves to total period-end loans were 1.81% and 1.54% at December 31, 2011 and September 30, 2011, respectively, compared to 1.65% reported at December 31, 2010. Excluding the loans acquired that are marked to fair value, loan loss reserves to period-end loans not covered by loss-share decreased from 1.85% and 2.07% reported at September 30, 2011 and December 31, 2010, respectively, to 1.76% at December 31, 2011.

OREO not covered by loss-share agreements totaled $20.9 million at December 30, 2011, a decrease of $1.8 million from the $22.7 million reported at September 30, 2011. The change primarily consisted of $9.5 million in additions at fair value, $6.6 million in valuation adjustments, and $5.2 million in sales.

Net charge-offs for the fourth quarter of 2011 were $10.0 million, which included $3.8 million of loans covered under loss-share agreements where our cost was 20% or $760,000. Combined with the $6.2 million of non-covered charge-offs, we incurred $7.0 million in charge-off losses, or 1.79% of average loans annualized compared to $2.7 million, or 0.70% reported for the third quarter of 2011. Nonperforming assets not covered by loss-share were 1.93% of total assets and 6.57% including covered assets at December 31, 2011, compared to 2.75% and 6.24%, respectively, at September 30, 2011. The covered assets are covered by FDIC loss-share agreements that provide 80% protection on those assets and are being carried at estimated fair value.

Nonaccrual loans not covered by loss-share agreements totaled $19.4 million at December 31, 2011, a decrease of $10.4 million compared to $29.8 million at September 30, 2011. Loans migrating into nonaccrual status during the quarter totaled $8.1 million. Nonaccrual loans covered by loss-share agreements totaled $67.8 million, an increase of $6.1 million compared to $61.7 million at September 30, 2011. The increase primarily resulted from the additional $12.1 million of nonaccrual loans acquired from the Blue Ridge acquisition.

Performing TDRs increased $9.2 million during the quarter to $41.5 million, of which $1.9 million is covered under loss-share. The increase in TDRs during the quarter consists of performing loans that were renewed at rates or terms in line with current market transactions, but cautiously deemed as concessionary due to elevated risk in the specific loan sectors.

Non-interest income was $12.2 million and $3.8 million for the fourth and third quarters of 2011, compared to $1.8 million for the prior year fourth quarter. Included in non-interest income for the fourth quarter of 2011 was $7.8 million of acquisition gain from a FDIC-assisted transaction, $34,000 of net gains on sales of investments, and $1.3 million of income associated with FDIC receivable and related loss-share receipts. Excluding the FDIC related income and the sales of investment securities, non-interest income was $3.0 million for the current quarter, an increase of 42.7% from the $2.1 million reported for the fourth quarter of 2010 and 20.1% from the $2.5 million in the third quarter of 2011. When compared to the fourth quarter of 2010, increases were primarily due to growth in earnings on bank-owned life insurance of $137,000 and increases in mortgage fee income of $474,000. During the second quarter of 2011, our original mortgage origination platform was terminated and replaced with a more robust platform that is expected to drive increases in mortgage origination volume and fee income in future periods. In addition, our new SBA division became operational during 2011, with $333,000 of SBA fee income recorded during the fourth quarter of 2011.

Non-interest expenses for the fourth quarter of 2011 increased $6.3 million compared to the same quarter a year ago, and were $8.8 million higher than the third quarter of 2011. Loan, foreclosure and collection expenses increased by $3.9 million during the fourth quarter of 2011 when compared to the same quarter in 2010, primarily from valuation adjustments of OREO properties, and were $6.1 million higher than the third quarter of 2011. During the fourth quarter of 2011, there was $1.2 million of additional non-interest expense associated with the Blue Ridge acquisition.

Our personnel costs have increased $1.4 million, or 19.5%, during the fourth quarter of 2011 when compared to the same quarter a year ago, and were $644,000 higher than the previous quarter. All of the increases in personnel costs are attributable to investments in the new mortgage and SBA lending platforms, as well as additions to our personnel from our acquisitions and our new offices in the Charlotte and Raleigh markets. All of these additions are expected to contribute to our long-term focus on driving both top line and fee income growth. Professional and other services and Other expenses increased by $655,000 and $789,000, respectively, when compared to the same quarter a year ago, primarily from costs associated with the acquisition during the fourth quarter of 2011 and related franchise growth. Specific acquisition related costs totaled $723,000 during the fourth quarter of 2011. All other non-interest expense categories have seen nominal increases when compared to the same quarter a year ago.

Recent Accounting Pronouncements

See Note A to the accompanying Consolidated Financial Statements presented under Item 8 of Part II of this Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Critical Accounting Estimates and Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note A to the accompanying Consolidated Financial Statements for a summary of significant accounting policies.

Critical accounting estimates and policies are those management believes are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the maturity of the loan portfolio, credit concentration, trends in historical loss experience, specific impaired loans and general economic conditions. For further discussion of the allowance for loan losses and a detailed description of the methodology used in determining the adequacy of the allowance, see the sections of this Item 7 titled “Asset Quality” and “Analysis of Allowance for Loan Losses” and Note D to the accompanying Consolidated Financial Statements contained in Item 8 of Part II of this Annual Report.

Additionally, intangible assets are subject to sensitive accounting estimate. Intangible assets include goodwill and other identifiable assets, such as core deposit premiums, resulting from acquisitions. Core deposit premiums are amortized primarily on a straight-line basis over a ten-year life based upon historical studies of core deposits. Goodwill is not amortized but is tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include a decline in the value of our common stock below book value, adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

We test for impairment in accordance with Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. Management first estimates our fair value in a business combination using one of two approaches. The Comparable Transaction Approach utilizes a regional transaction group and a national transaction group. For each group, average and median pricing ratios were applied to provide a range of values along with several qualitative factors being considered. The Discounted Cash Flow Approach is derived from the present value of future dividends over a five year time horizon and the projected terminal value at the end of the fifth year. The goodwill that would arise from this estimate is compared to the carrying value of the goodwill currently on the books to determine impairment. See Note G to the accompanying Consolidated Financial Statements contained in Item 8 of Part II of this Annual Report for information on goodwill.

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

We account for our acquisitions under ASC Topic No. 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic No. 820, exclusive of the loss-share agreements with the FDIC. These fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

For an FDIC-assisted acquisition, the FDIC will reimburse us for certain acquired assets should we experience a loss; an indemnification asset is established and is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified asset, and measured on the same basis, subject to collectability or contractual limitations. The loss-share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the loss-share agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the loss-share agreements, with the offset recorded through the consolidated statement of income. Improvements in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss-share agreements, with such decrease being amortized into income over 1) the same period or 2) the life of the loss-share agreements, whichever is shorter. For further discussion of our acquisitions and related FDIC indemnification assets, see Note B and Note E to the accompanying Consolidated Financial Statements contained in Item 8 of Part II in this Form 10-K.

Off-Balance Sheet Arrangements

Information about our off-balance sheet risk exposure is presented this Item 7 “Off-Balance Sheet Risk – Contractual Obligations and Commitments”. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011, our SPE activity is limited to our capital trust subsidiaries: BNC Bancorp Capital Trust I, BNC Bancorp Capital Trust II, BNC Bancorp Capital Trust III and BNC Bancorp Capital Trust IV, which in aggregate issued 23,000,000 Trust Preferred Securities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Asset/Liability Management” and “Market Risk” under Item 7, which are incorporated herein by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The quarterly financial data required by Item 8 is included in Item 7 under “Quarterly Financial Information”.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management concluded that our internal control over financial reporting was effective as of December 31, 2011, based on the evaluation under the framework in Internal Control – Integrated Framework.

W. Swope Montgomery, Jr.	David B. Spencer
President and Chief Executive Officer	Chief Financial Officer

Our independent registered public accounting firm which audited the financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting, which is contained in this Annual Report.

BNC Bancorp and SubsidiarY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of BNC Bancorp

We have audited the accompanying consolidated balance sheets of BNC Bancorp and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BNC Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina

March 15, 2012

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
	(In thousands, except share data)
Assets
Cash and due from banks	$14,523	$7,812
Interest-earning deposits in other banks	41,306	22,275
Investment securities available for sale, at fair value	282,221	352,871
Investment securities held to maturity, at amortized cost	97,036	6,000
Federal Home Loan Bank stock, at cost	9,159	9,146
Loans held for sale	9,596	6,751
Loans:
Covered under loss-share agreements	320,033	309,342
Not covered under loss-share agreements	1,389,450	1,198,838
Less allowance for loan losses	(31,008)	(24,813)
Net loans	1,678,475	1,483,367
Accrued interest receivable	10,174	10,363
Premises and equipment, net	43,220	30,550
Other real estate owned:
Covered under loss-share agreements	47,577	15,825
Not covered under loss-share agreements	20,927	23,912
FDIC indemnification asset	91,851	69,493
Investment in bank-owned life insurance	48,294	46,607
Goodwill	26,129	26,129
Other intangible assets, net	2,986	2,316
Other assets	31,456	36,515
Total assets	$2,454,930	$2,149,932

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$145,688	$107,547
Interest-bearing demand	909,402	841,062
Time deposits	1,063,097	879,461
Total deposits	2,118,187	1,828,070
Short-term borrowings	70,211	60,207
Long-term debt	93,713	97,713
Accrued expenses and other liabilities	8,964	11,718
Total liabilities	2,291,075	1,997,708

Shareholders’ Equity
Preferred stock, no par value, authorized 20,000,000 shares;
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 31,260 shares issued and outstanding, net of discount	30,237	29,757
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 1,804,566 shares issued and outstanding	17,161	17,161
Common stock, no par value; authorized 80,000,000 shares; 9,100,890 and 9,053,360 issued and outstanding at December 31, 2011 and 2010, respectively	87,421	86,791
Common stock warrants	2,412	2,412
Retained earnings	25,614	22,901
Stock in directors rabbi trust	(2,505)	(1,729)
Directors deferred fees obligation	2,505	1,729
Accumulated other comprehensive income (loss)	1,010	(6,798)
Total shareholders' equity	163,855	152,224
Total liabilities and shareholders’ equity	$2,454,930	$2,149,932

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share data)
Interest Income
Loans, including fees
Interest and fees on loans	$87,591	$77,788	$57,556
Investment securities:
Taxable	5,688	7,579	13,421
Tax-exempt	9,946	9,435	8,039
Interest-earning balances and other	118	208	66
Total interest income	103,343	95,010	79,082
Interest Expense
Demand deposits	11,719	9,324	5,606
Time deposits	17,836	21,752	23,292
Short-term borrowings	489	587	627
Long-term debt	2,876	3,084	3,342
Total interest expense	32,920	34,747	32,867
Net Interest Income	70,423	60,263	46,215
Provision for loan losses, net	18,214	26,382	15,750
Net interest income after provision for loan losses	52,209	33,881	30,465
Non-Interest Income
Mortgage fees	2,230	1,583	1,108
Service charges	3,190	3,083	2,707
Investment brokerage fees	945	326	249
Earnings on bank-owned life insurance	1,688	986	931
Gain on sale of investment securities available for sale, net	1,202	535	3,610
Gain on acquisitions	7,800	19,261	-
Other	3,747	3,039	81
Total non-interest income	20,802	28,813	8,686
Non-Interest Expense
Salaries and employee benefits	31,810	25,340	17,499
Occupancy	3,859	3,218	1,913
Furniture and equipment	2,761	2,145	1,475
Data processing and supply	2,291	2,113	1,261
Advertising and business development	1,733	1,994	1,156
Insurance, professional and other services	4,166	4,012	2,452
FDIC insurance assessments	2,433	2,970	2,844
Loan, foreclosure and other real estate owned expenses	14,072	9,054	1,078
Other	4,739	4,326	3,221
Total non-interest expense	67,864	55,172	32,899
Income before income tax benefit	5,147	7,522	6,252
Income tax benefit	(1,783)	(204)	(285)
Net Income	6,930	7,726	6,537
Less preferred stock dividends and discount accretion	2,404	2,196	1,984
Net Income Available to Common Shareholders	$4,526	$5,530	$4,553

Basic earnings per common share	$0.45	$0.62	$0.62
Diluted earnings per common share	$0.45	$0.61	$0.62
Dividends paid per common share	$0.20	$0.20	$0.20

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)

Net income	$6,930	$7,726	$6,537

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on investment securities available for sale	14,210	(4,014)	13,473
Tax effect	(5,478)	1,547	(5,194)
Reclassification of gains recognized in net income	(1,202)	(535)	(3,610)
Tax effect	463	206	1,392
Amortization of unrealized gains on investment securities transferred from available for sale to held to maturitiy	(45)	-	-
Tax effect	18	-	-
Net of tax amount	7,966	(2,796)	6,061

Cash flow hedging activities:
Unrealized holding losses	(5,376)	(16,886)	(8,150)
Tax effect	2,072	6,509	3,142
Reclassification of losses recognized in net income	5,118	2,066	1,061
Tax effect	(1,972)	(796)	(409)
Net of tax amount	(158)	(9,107)	(4,356)
Total other comprehensive income (loss)	7,808	(11,903)	1,705
Comprehensive income (loss)	$14,738	$(4,177)	$8,242

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2011, 2010 and 2009

								Directors	Accumulated
			Common	Preferred	Preferred		Stock in	deferred	other com-
	Common stock		stock	stock	stock	Retained	directors	fees	prehensive
	Shares	Amount	warrants	Series A	Series B	earnings	rabbi trust	obligation	income (loss)	Total
	(In thousands, except share and per share data)

Balance, December 31, 2008	7,350,029	$70,433	$2,412	$28,878	$-	$15,557	$(1,233)	$1,233	$3,400	$120,680
Net income	-	-	-	-	-	6,537	-	-	-	6,537
Directors deferred fees	-	-	-	-	-	-	(155)	155	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	1,705	1,705
Common stock issued pursuant to:
Exercise of stock options	5,438	32	-	-	-	-	-	-	-	32
Current income tax benefit	-	3	-	-	-	-	-	-	-	3
Stock-based compensation:
Stock option expense	-	42								42
Restricted stock awards	1,500	10	-	-	-	-	-	-	-	10
Repurchase of common shares	(15,066)	(144)								(144)
Cash dividends:
Common stock, $.15 per share	-	-	-	-	-	(1,101)	-	-	-	(1,101)
Preferred stock, net of accretion	-	-	-	426	-	(1,984)	-	-	-	(1,558)
Balance, December 31, 2009	7,341,901	70,376	2,412	29,304	-	19,009	(1,388)	1,388	5,105	126,206
Net income	-	-	-	-	-	7,726	-	-	-	7,726
Directors deferred fees	-	-	-	-	-	-	(341)	341	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(11,903)	(11,903)
Common stock issued pursuant to:
Sale of common stock, net	1,695,434	16,122	-	-	-	-	-	-	-	16,122
Exercise of stock options	900	6	-	-	-	-	-	-	-	6
Current income tax benefit	-	1	-	-	-	-	-	-	-	1
Stock-based compensation	10,584	247	-	-	-	-	-	-	-	247
Dividend reinvestment plan	4,541	39	-	-	-	-	-	-	-	39
Preferred stock issued, net	-	-	-	-	17,161	-	-	-	-	17,161
Cash dividends:	-
Common stock, $.20 per share	-	-	-	-	-	(1,638)	-	-	-	(1,638)
Preferred stock, net of accretion	-	-	-	453	-	(2,196)	-	-	-	(1,743)
Balance, December 31, 2010	9,053,360	$86,791	$2,412	$29,757	$17,161	$22,901	$(1,729)	$1,729	$(6,798)	$152,224

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2011, 2010 and 2009 (continued)

								Directors	Accumulated
			Common	Preferred	Preferred		Stock in	deferred	other com-
	Common stock		stock	stock	stock	Retained	directors	fees	prehensive
	Shares	Amount	warrants	Series A	Series B	earnings	rabbi trust	obligation	income (loss)	Total
	(In thousands, except share and per share data)
Balance, December 31, 2010	9,053,360	$86,791	$2,412	$29,757	$17,161	$22,901	$(1,729)	$1,729	$(6,798)	$152,224
Net income	-	-	-	-	-	6,930	-	-	-	6,930
Directors deferred fees	-	-	-	-	-	-	(776)	776	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	7,808	7,808
Common stock issued pursuant to:
Exercise of stock options	6,838	52	-	-	-	-	-	-	-	52
Stock-based compensation	13,242	373	-	-	-	-	-	-	-	373
Dividend reinvestment plan	27,450	205	-	-	-	-	-	-	-	205
Cash dividends:	-
Common stock, $.20 per share	-	-	-	-	-	(1,813)	-	-	-	(1,813)
Preferred stock, net of accretion	-	-	-	480	-	(2,404)	-	-	-	(1,924)
Balance, December 31, 2011	9,100,890	$87,421	$2,412	$30,237	$17,161	$25,614	$(2,505)	$2,505	$1,010	$163,855

See accompanying notes.

Consolidated Statements Of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Operating Activities
Net income	$6,930	$7,726	$6,537
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,214	26,382	15,750
Depreciation and amortization	2,309	1,912	1,579
Amortization of premiums, net	502	355	529
Amortization of core deposit intangible	416	372	246
Provision for deferred income taxes (benefit)	(1,918)	(1,017)	(2,259)
Accretion of fair value purchase accounting adjustments	(7,461)	(6,296)	-
Stock-based compensation	373	247	52
Deferred compensation	1,187	1,464	844
Earnings on bank-owned life insurance	(1,687)	(986)	(931)
Gain on acquisition	(7,800)	(19,261)	-
Gain on sale of investment securities, net	(1,202)	(535)	(3,610)
Losses on other real estate owned	9,655	5,384	109
Gain on sale of loans (mortgage fees)	(2,230)	(1,583)	(1,108)
Origination of loans held for sale	(91,255)	(103,461)	(81,949)
Proceeds from sales of loans held for sale	91,942	101,059	80,851
(Increase) decrease in accrued interest receivable	755	532	(786)
Decrease in FDIC indemnification asset	21,541	27,408	-
Increase in other assets	(1,584)	(7,079)	(13,858)
Increase (decrease) in accrued expenses and other liabilities	(4,197)	426	208
Other operating activities, net	5,181	2,100	1,064
Net cash provided by operating activities	39,671	35,149	3,268
Investing Activities
Purchases of investment securities available for sale	(80,815)	(67,125)	(68,603)
Purchases of investment securities held to maturity	(5,323)	-	-
Proceeds from sales of investment securities available for sale	50,717	77,148	89,808
Proceeds from maturities of investment securities available for sale	32,510	53,204	48,120
Redemption of Federal Home Loan Bank stock	463	675	7,284
Investment in bank-owned life insurance	-	(18,028)	(33)
Net increase in loans	(157,659)	(122,027)	(95,713)
Purchases of premises and equipment	(10,550)	(4,682)	(3,531)
Proceeds from disposal of premises and equipment	19	14	27
Investment in other real estate owned	(1,035)	(1,295)	(1,829)
Proceeds from sales of other real estate owned	30,433	11,433	4,656
Purchase of interest rate derivative	-	-	(24,003)
Net cash received from acquisitions	38,648	61,112	-
Net cash used by investing activities	(102,592)	(9,571)	(43,817)
Financing Activities
Net increase (decrease) in deposits	86,139	(20,395)	203,865
Net increase (decrease) in short-term borrowings	6,004	(28,615)	(148,860)
Decrease in long-term debt	-	(24,602)	-
Proceeds from issuance of preferred stock	-	17,161	-
Proceeds from issuance of common stock	-	16,122	-
Proceeds from exercise of stock options	52	6	32
Tax benefit from exercise of stock options	-	1	3
Purchase and retirement common stock	-	-	(144)
Common stock issued pursuant to dividend reinvestment plan	205	39	-
Cash dividends paid, net of accretion	(3,737)	(3,381)	(2,944)
Net cash provided (used) by financing activities	88,663	(43,664)	51,952
Net increase (decrease) in cash and cash equivalents	25,742	(18,086)	11,403
Cash and cash equivalents, beginning of year	30,087	48,173	36,770
Cash and cash equivalents, end of year	$55,829	$30,087	$48,173
Supplemental Statement of Cash Flows Disclosure
Interest paid	$33,095	$34,595	$33,475
Income taxes paid	1,101	2,152	2,710
Summary of Noncash Investing and Financing Activities
Increase (decrease) in fair value of investment securities available for sale, net of tax	$7,966	$(2,796)	$6,061
Decrease in fair value of cash flow hedge, net of tax	(158)	(9,107)	(4,356)
Transfer of loans to foreclosed real estate	41,028	34,213	12,348
Transfer of investment securities available for sale to investment securities held to maturity	85,780	-	-
FDIC indemnification asset increase for losses, net	8,721	8,000	-
Decrease in accrual of dividends payable	-	-	(285)
Acquisitions:
Fair value of assets acquired	212,013	581,940	-
Fair value of liabilities assumed	207,219	570,087	-
Net assets acquired	4,794	11,853	-

See accompanying notes.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

BNC Bancorp (“the Company”) is a bank holding company for Bank of North Carolina (“BNC”), a wholly owned subsidiary, headquartered in High Point, North Carolina. The Company also maintains four wholly-owned special-purpose subsidiary trusts that issue trust preferred securities. The information in the consolidated financial statements relates primarily to BNC. BNC is a full service commercial bank providing commercial banking services tailored to the particular banking needs of the communities it serves in North and South Carolina. BNC’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in BNC’s market areas.

The Company is subject to the rules and regulations of the Federal Reserve Bank. BNC is operating under the Banking Laws of North Carolina, and is subject to the rules and regulations of the North Carolina Commissioner of Banks and Federal Deposit Insurance Corporation (“FDIC”). Accordingly, the Company and BNC are examined periodically by those regulatory authorities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of the Company and BNC, collectively referred to herein as the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those relating to the allowance for loan losses, determination of fair values of acquired assets and assumed liabilities, loss estimates related to loans and other real estate owned, intangible assets and goodwill, and income taxes.

Reclassifications

Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the 2011 presentation. The reclassifications had no effect on net income, net income available to common shareholders or shareholders' equity as previously reported.

Acquisition Accounting

The Company accounts for its business combinations using the acquisition method of accounting. This method requires the use of fair values in determining the carrying values of the purchased assets and assumed liabilities, which are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

Purchased loans acquired are recorded at fair value on their acquisition date and no allowance for loan losses related to the acquired loans is recorded, as the fair value of the loans acquired incorporates assumptions regarding credit risk, exclusive of the loss-share agreements if the acquisition was a FDIC-assisted transaction. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at regular intervals. Subsequent decreases in the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield which will have a positive impact on interest income.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

In a FDIC-assisted transaction, since the FDIC will reimburse the Company for losses on certain acquired assets under loss-share agreements, should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified assets, and measured on the same basis as the asset that is being indemnified, subject to collectability or contractual limitations. The loss-share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. If an indemnification asset is measured at fair value, a separate valuation allowance is not necessary, because its fair value measurement will reflect any uncertainties in future cash flows.

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash and due from banks and interest-earning deposits in other banks with maturities of three months or less. From time to time, the Bank may have deposits in excess of federally insured limits.

Federal regulations require financial institutions to set aside a specified amount as a reserve against transaction accounts and time deposits. At December 31, 2011, the Company’s reserve requirement was $11.3 million.

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

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Gains and losses on the sale of investment securities are determined using the specific identification method and are included in non-interest income on a trade date basis, as well as declines in value of the investment securities that are judged to be other than temporary.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), the Company is required to maintain an investment in the stock of the FHLB based upon the amount of outstanding FHLB borrowings. This stock is carried at cost, which amounted to $9.2 million and $9.1 million at December 31, 2011 and 2010, respectively. Due to the redemption provisions of the FHLB, the Company estimates that fair value equals cost and that this investment was not impaired at December 31, 2011.

Loans Held for Sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis and these loans are classified as loans held for sale. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate as determined by outstanding commitments from investors. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Company recognizes certain origination and service fees at the time of sale, which are classified as mortgage fees on the consolidated statements of income.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectability of principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, historical loan losses, review of specific loans for impairment, and current economic conditions and trends that may affect the borrowers' ability to pay. Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts and the value of the underlying collateral, that the borrowers' financial condition is such that collection is doubtful.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review BNC’s allowance for loan losses. Such agencies may require BNC to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When future collection of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. Accumulated other comprehensive income at December 31, 2011, 2010 and 2009 consists of the following (dollars in thousands):

	2011	2010	2009
Unrealized holding gains – investment securities available for sale, net of tax	$8,637	$3,882	$6,677
Unrealized holding gains – investment securities transferred from available for sale to held to maturity, net of tax	3,211	-	-
Unrealized holding losses – cash flow hedge instruments, net of tax	(10,838)	(10,680)	(1,572)
Total accumulated other comprehensive income (loss)	$1,010	$(6,798)	$5,105

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets which are 40 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred.

Other Real Estate Owned

Other real estate owned (“OREO”) acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at estimated fair value less cost of disposal at the date of foreclosure, establishing a new cost basis. When property is acquired, the excess, if any, of the loan balance over estimated fair value is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loan, foreclosure and other real estate owned expenses in non-interest expense. The carrying value of other real estate owned was $68.5 million, of which $47.6 million was covered under loss-share agreements at December 31, 2011. At December 31, 2010, the carrying value of other real estate owned was $39.7 million, of which $15.8 million was covered under loss-share agreements.

FDIC Indemnification Asset

The FDIC indemnification asset is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should the Company choose to dispose of them. Fair value is estimated using projected cash flows related to the loss-share agreements based on the expected reimbursements for losses and the applicable loss-sharing percentages and the estimated true-up payment at the expiration of the loss-share agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss-share reimbursement from the FDIC and the true-up payment to the FDIC. Cash flow projections resulting from the loss-share agreements are subject to change during the term of the agreements, including the existence of and amount of any required true-up payment owed to the FDIC.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain current and past key employees and directors where the insurance policy benefits and ownership are retained by the employer. These policies are recorded at their cash surrender value. Income from these policies and changes in the net cash surrender value are recorded in non-interest income as earnings on bank-owned life insurance. The cash value accumulation is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but on an annual basis or more frequently as circumstances dictate, the Company’s management reviews goodwill and other intangible assets and evaluates events or other developments that may indicate impairment in the carrying amount.

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with a related contract, asset, or liability. The Company’s identifiable intangible assets relate to premiums on purchased core deposits and are being amortized over their estimated useful lives. As a result of recent acquisitions, an identifiable intangible asset was recorded representing the estimated value of the core deposits acquired.

Derivatives

The Company accounts for derivative instruments in accordance with GAAP, which defines derivatives, requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met. The Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

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

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

The weighted average numbers of shares outstanding or assumed to be outstanding for the years ended December 31, are as follows (dollars in thousands):

	2011	2010	2009
Net income available to common shareholders	$4,526	$5,530	$4,553
Add: Cash dividends on convertible preferred stock	361	180	-
Net income available to participating common shareholders	$4,887	$5,710	$4,553

Weighted average common shares - basic	9,073,024	8,273,566	7,340,015
Add: Effect of convertible preferred stock	1,804,566	988,803	-
Weighted average participating common shares - basic	10,877,590	9,262,369	7,340,015
Effects of dilutive Stock Rights	16,541	75,023	7,685
Weighted average participating common shares - diluted	10,894,131	9,337,392	7,347,700

Basic earnings per common share	$0.45	$0.62	$0.62
Diluted earnings per common share	$0.45	$0.61	$0.62

For the years ended December 31, 2011, 2010 and 2009, there were 677,590, 121,653 and 747,735 shares, respectively, of Stock Rights that were excluded in computing diluted shares outstanding because the exercise price exceeded the market price of the common shares outstanding.

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

Stock Compensation Plans

The Company follows the provisions of the authoritative guidance regarding share-based compensation. This guidance establishes fair value as the measurement objective in accounting for stock awards and requires the application of fair value measurement method in accounting for compensation cost, which is recognized over the requisite service period.

Segment Reporting

The Company follows the authoritative guidance which requires management to report selected financial and descriptive information about reportable operating segments. The guidance also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial banking segment, and the consolidated financial statements presented herein reflect the results of that segment. Also, BNC has no foreign operations or customers.

Recently Adopted and Issued Accounting Standards

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). The amendments in ASU 2011-01 defer the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities.  The effective date is for interim and annual reporting periods ending after June 15, 2011. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:  (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The provisions of ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The adoption of ASU 2011-12 will have no impact on the Company’s consolidated financial statements.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). The provisions of ASU 2011-08 are intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. ASU 2011-11 also requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE B – ACQUISITIONS

During 2011 and 2010, BNC acquired certain assets and assumed certain liabilities of Blue Ridge Savings Bank (“Blue Ridge”) and Beach First National Bank (“Beach First”), respectively, from the Federal Deposit Insurance Corporation (“FDIC”), and during 2011 acquired all assets and assumed all liabilities of Regent Bank, South Carolina (“Regent”) from the purchase of all of its outstanding capital stock. BNC has determined that each of these acquisitions constitute a business combination as defined by FASB ASC Topic 805: Business Combinations (“ASC Topic 805”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. BNC has recorded these acquisitions at their respective acquisition date estimated fair values in accordance with ASC Topic 805.

The estimated fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available. During this one year period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed as of the acquisition date or if the change results from an event that occurred after the date of acquisition.

FDIC-Assisted Acquisitions

On October 14, 2011, BNC acquired certain assets and assumed certain liabilities of Blue Ridge from the FDIC in a FDIC-assisted transaction (the “Blue Ridge Agreement”). Blue Ridge was a banking association headquartered in Asheville, North Carolina that operated from nine branches in North Carolina and from one branch in South Carolina. BNC made this acquisition to enter into a new market outside the central North Carolina region and to allow BNC to further expand its geographic footprint throughout the Carolinas.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

The loans and other real estate owned acquired as part of the Blue Ridge Agreement, are covered by two loss-share agreements between the FDIC and BNC (one for single family residential mortgage loans and the other for all other loans and other real estate owned), which affords BNC significant loss protection. Under the terms of the loss-share agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The term for the loss-share agreement for single family residential mortgage loans is in effect for 10 years and the loss-share agreement for all other loans and other real estate owned is in effect for 5 years from the October 14, 2011 acquisition date and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date.

BNC also has agreed to make a true-up payment to the FDIC 45 days after October 31, 2021 (or, if later, the time of disposition of all acquired assets pursuant to the loss-share agreements) equal to 50% of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20% of the intrinsic loss estimate of $41.6 million; (B) equals the Net Loss Amount; (C) equals 25% of the asset (discount) bid or ($4.4 million) and (D) equals 3.5% of total Shared Loss Assets at the inception of the related loss-share agreement of $139.8 million. Based upon BNC’s estimate, as of December 31, 2011, no true-up payment will be required to be paid to the FDIC by BNC.

A summary of the assets received and liabilities assumed from the FDIC for Blue Ridge and the estimated fair value adjustments resulting in the net after-tax gain are as follows (dollars in thousands):

	October 14, 2011
	As recorded by	Fair value		As recorded
	Blue Ridge	adjustments		by BNC
Assets
Cash and due from banks	$24,716	$-		$24,716
Investment securities available for sale	2,850	-		2,850
Federal Home Loan Bank stock, at cost	391	-		391
Loans covered under loss-share agreements	89,482	(23,895)	(1)	65,587
Other real estate owned covered under loss-share agreements	50,368	(20,307	)(2)	30,061
FDIC indemnification asset	-	33,928	(3)	33,928
Accrued interest receivable	465	-		465
Core deposit intangible	-	817	(4)	817
Other assets	62	683	(5)	745
Total assets acquired	$168,334	$(8,774)		$159,560
Liabilities
Deposits	$160,358	$ 255	(6)	$160,613
Deferred tax liability	-	2,998	(7)	2,998
Other liabilities	69	-		69
Total liabilities assumed	160,427	3,253		163,680
Excess of assets acquired over liabilites assumed	$7,907
Aggregate fair value adjustments		$(12,027)
Cash received from the FDIC				8,900
Net assets acquired (net after-tax gain)				$4,780

Explanation of fair value adjustments:

(1)- Adjustment for the fair value of the acquired loan portfolio.

(2)- Adjustment for estimated OREO losses of the acquired OREO portfolio.

(3)- Adjustment for the fair value of payments BNC will receive from the FDIC under loss-share agreements.

(4)- Adjustment for the estimated value of the core deposit intangible.

(5)- Adjustment for amount due to BNC from the FDIC.

(6)- Adjustment for fair value of time deposits.

(7)- Adjustment for the deferred tax liability from the acquisition gain.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

In connection with the transaction, BNC recorded $4.8 million in net after-tax gain ($7.8 million pre-tax gain) associated with the acquisition. The net gain represents the excess of the estimated fair value of the assets acquired, including cash received from the FDIC, over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. To the extent there are additional adjustments to the respective acquisition date fair values up to one year following the respective acquisition, there will be additional adjustments to the gains.

On April 9, 2010, BNC acquired certain assets and assumed certain liabilities of Beach First from the FDIC in a FDIC-assisted transaction (the “Beach First Agreement”). Beach First was a full-service commercial bank headquartered in Myrtle Beach, South Carolina that operated seven branch locations in the Coastal South Carolina region. BNC made this acquisition to enter into a new market outside the central North Carolina region and to allow BNC to expand its geographic footprint in the Carolinas.

The loans and other real estate owned acquired as part of the Beach First Agreement, are covered by two loss-share agreements between the FDIC and BNC (one for single family residential mortgage loans and the other for all other loans and other real estate owned), which affords BNC significant loss protection. Under the terms of the loss-share agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The term for the loss-share agreement for single family residential mortgage loans is in effect for 10 years and the loss-share agreement for all other loans and other real estate owned is in effect for 5 years from the April 9, 2010 acquisition date and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date.

In addition, on June 14, 2020 (the “True-Up Measurement Date”), BNC has agreed to pay to the FDIC 50% of the excess, if any, of (i) 20% of $136.0 million less (ii) the sum of (A) 25% of the asset premium (discount) or ($68.0 million), plus (B) 25% of the cumulative shared loss payments (defined as the aggregate of all loss-sharing payments made by the FDIC to BNC under the loss-sharing agreements minus the aggregate of all reimbursement payments made by BNC to the FDIC under the loss-sharing agreements), plus (C) the period servicing amounts for any 12-month period prior to and ending on the True-Up Measurement Date (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets, other than shared loss securities) at the beginning of the period, times 1%. Based upon BNC’s estimate, as of December 31, 2011, no true-up payment will be required to be paid to the FDIC by BNC.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

A summary of the assets received and liabilities assumed from the FDIC for Beach First and the estimated fair value adjustments resulting in the net after-tax gain are as follows (dollars in thousands):

	April 9, 2010
	As recorded by	Fair value		As recorded
	Beach First	adjustments		by BNC
Assets
Cash and due from banks	$47,845	$-		$47,845
Investment securities available for sale	60,433	(472	)(1)	59,961
Federal Home Loan Bank stock, at cost	3,661	-		3,661
Loans covered under loss-share agreements	487,776	(130,934	)(2)	356,842
Other real estate owned covered under loss-share agreements	8,719	(1,998	)(3)	6,721
FDIC indemnification asset	-	87,765	(4)	87,765
Accrued interest receivable	2,717	-		2,717
Core deposit intangible	-	1,118	(5)	1,118
Other assets	2,043	-		2,043
Total assets acquired	$613,194	$(44,521)		$568,673
Liabilities
Deposits	$498,587	$1,396	(6)	$499,983
Borrowings	58,078	2,491	(7)	60,569
Deferred tax liability	-	7,436	(8)	7,436
Other liabilities	581	1,518	(9)	2,099
Total liabilities assumed	557,246	12,841		570,087
Excess of assets acquired over liabilites assumed	$55,948
Aggregate fair value adjustments		$(57,362)
Cash received from the FDIC				13,267
Net assets acquired (net after-tax gain)				$11,853

Explanation of fair value adjustments:

(1)- Adjustment for the fair value of investment securities available for sale.

(2)- Adjustment for the fair value of the acquired loan portfolio.

(3)- Adjustment for estimated OREO losses of the acquired OREO portfolio.

(4)- Adjustment for the fair value of payments BNC will receive from the FDIC under loss-share agreements.

(5)- Adjustment for the estimated value of the core deposit intangible.

(6)- Adjustment for fair value of time deposits.

(7)- Adjustment for fair value of FHLB advances.

(8)- Adjustment for the deferred tax liability from the acquisition gain.

(9)- Adjustment for amounts due to the FDIC from BNC.

In connection with the transaction, BNC recorded $11.9 million in net after-tax gain ($19.3 million pre-tax gain) associated with the acquisition. The net gain represents the excess of the estimated fair value of the assets acquired, including cash received from the FDIC, over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer.

Other Acquisition

On December 30, 2011, BNC acquired Regent through the purchase of all of its outstanding capital stock from Regent Bancorp, Inc., a Florida corporation. Regent was a full-service, federal savings association headquartered in Greenville, South Carolina, servicing the Greenville area. BNC made this acquisition to enter into the Greenville, South Carolina market and to expand its geographic footprint in the Carolinas.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

A summary of the assets received and liabilities assumed in the Regent acquisition, and the estimated fair value adjustments, are as follows (dollars in thousands):

	December 30, 2011
	As recorded by	Fair value		As recorded
	Regent	adjustments		by BNC
Assets
Cash and due from banks	$14,782	$-		$14,782
Investment securities available for sale	962	-		962
Federal Home Loan Bank stock, at cost	85	-		85
Loans and loans held for sale	31,753	(19	)(1)	31,734
Premises and equipment, net	2,639	1,774	(2)	4,413
Accrued interest receivable	101	-		101
Core deposit intangible	-	270	(3)	270
Other assets	956	-		956
Total assets acquired	$51,278	$2,025		$53,303
Liabilities
Deposits	$43,295	$70	(4)	$43,365
Deferred tax liability	-	8	(5)	8
Other liabilities	166	-		166
Total liabilities assumed	43,461	78		43,539
Excess of assets acquired over liabilites assumed	$7,817
Aggregate fair value adjustments		$1,947
Cash paid to Regent Bancorp, Inc.				(9,750)
Net assets acquired (net after-tax gain)				$14

Explanation of fair value adjustments:

(1)- Adjustment for the fair value of the acquired loan portfolio, net of the removal of the loan loss reserve.

(2)- Adjustment for the fair value of the fixed assets acquired.

(3)- Adjustment for the estimated value of the core deposit intangible.

(4)- Adjustment for fair value of time deposits.

(5)- Adjustment for the deferred tax liability from the acquisition gain.

In connection with the transaction, BNC recorded $14,000 in net after-tax gain ($22,000 pre-tax gain) associated with the acquisition. The net gain represents the excess of the estimated fair value of the assets acquired, including cash paid to purchase the outstanding capital stock, over the estimated fair value of the liabilities assumed. To the extent there are additional adjustments to the respective acquisition date fair values up to one year following the respective acquisition, there will be additional adjustments to the gain.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

NOTE C – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities as of December 31, 2011 and 2010 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
2011	cost	gains	losses	value
Available for sale:
U.S. government agencies	$22,719	$482	$-	$23,201
State and municipals	152,688	7,996	128	160,556
Mortgage-backed securities:
Residential government sponsored	76,622	4,823	9	81,436
Other government sponsored	16,089	892	-	16,981
Other	47	-	-	47
	$268,165	$14,193	$137	$282,221
Held to maturity:
State and municipals	$91,036	$446	$20	$91,462
Other debt securities	6,000	-	1,120	4,880
	$97,036	$446	$1,140	$96,342

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
2010	cost	gains	losses	value
Available for sale:
State and municipals	$221,902	$2,722	$4,082	$220,542
Mortgage-backed securities:
Residential government sponsored	100,117	5,928	176	105,869
Other government sponsored	24,487	1,926	-	26,413
Other	47	-	-	47
	$346,553	$10,576	$4,258	$352,871
Held to maturity:
Other debt securities	$6,000	$-	$720	$5,280

During the year ended December 31, 2011, the Company reclassified, at fair value, $85.8 million of investment securities available for sale to the held to maturity category. The related unrealized after-tax gains of $3.2 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the investment securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred investment securities. No gains or losses were recognized at the time of reclassification. Management considers the held to maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these investment securities to maturity.

The amortized cost and estimated fair value of investment securities at December 31, 2011, by contractual maturity and projected cash flows, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties (dollars in thousands):

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

	Amortized cost	Fair value
Available for sale:
Due within one year	$24,368	$25,685
Due after one year through five years	65,052	68,250
Due after five through ten years	140,596	147,282
Due after ten years	38,149	41,004
	$268,165	$282,221
Held to maturity:
Due after five through ten years	$8,207	$7,099
Due after ten years	88,829	89,243
	$97,036	$96,342

At December 31, 2011 and 2010, investment securities with an estimated fair value of approximately $156.0 million and $165.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following is a summary of realized gains and losses from the sales of investment securities classified as available for sale (dollars in thousands):

	For the years ended December 31,
	2011	2010	2009

Proceeds from sales	$50,717	$77,148	$89,808

Gross realized gains on sales	$2,159	$799	$3,729
Gross realized losses on sales	(957)	(264)	-
Other than temporary impairment loss	-	-	(119)
Total realized gains, net	$1,202	$535	$3,610

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.  At December 31, 2011, the unrealized losses relate to 11 state and municipal securities, three mortgage-backed securities and two corporate bonds. Of those, three of the state and municipal securities and the corporate bonds had continuous unrealized losses for more than twelve months. At December 31, 2010, the unrealized losses relate to 137 state and municipal securities and two corporate bonds. Of those, 13 of the state and municipal securities had continuous unrealized losses for more than twelve months. At December 31, 2011, the Company performed an extensive evaluation of the state and municipal securities portfolio at a bond-by-bond level, and based on the evaluation, none of the temporary impairment relates to the issuer’s ability to honor redemption obligations or the credit quality of the issuer. The deterioration in value is attributable to changes in market interest rates and the Company expects these investment securities to be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. Additionally, an evaluation was performed on the two corporate bonds, categorized as other debt securities, and noted no other temporary impairment on those bonds at December 31, 2011. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity. The temporarily impaired investment securities as of December 31, 2011 and 2010 are as follows (dollars in thousands):

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2011	value	losses	value	losses	value	losses
Available for sale:
State and municipals	$7,559	$98	$2,289	$30	$9,848	$128
Mortgage-backed	6,232	9	-	-	6,232	9
	$13,791	$107	$2,289	$30	$16,080	$137
Held to maturity:
State and municipals	$4,149	$20	$-	$-	$4,149	$20
Other debt securities	-	-	4,880	1,120	4,880	1,120
	$4,149	$20	$4,880	$1,120	$9,029	$1,140

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2010	value	losses	value	losses	value	losses
Available for sale:
State and municipals	$112,579	$2,896	$9,330	$1,186	$121,909	$4,082
Mortgage-backed	10,171	176	-	-	10,171	176
	$122,750	$3,072	$9,330	$1,186	$132,080	$4,258
Held to maturity:
Other debt securities	$-	$-	$5,280	$720	$5,280	$720

NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major segments of loans, including loans covered under loss-share agreements with the FDIC (“covered”) and loans not covered under loss-share agreements (“non-covered”) at December 31, 2011 and 2010 are summarized below (dollars in thousands):

	December 31, 2011			December 31, 2010
	Covered	Non-covered		Covered	Non-covered
	loans	loans	Total	loans	loans	Total
Commercial real estate	$135,242	$723,268	$858,510	$120,053	$557,634	$677,687
Commercial construction	51,426	175,823	227,249	62,879	170,079	232,958
Commercial and industrial	16,402	124,557	140,959	24,903	111,668	136,571
Leases	-	12,815	12,815	-	10,985	10,985
Total commercial	203,070	1,036,463	1,239,533	207,835	850,366	1,058,201
Residential construction	3,992	25,757	29,749	2,402	29,949	32,351
Residential mortgage	109,058	318,148	427,206	94,701	308,615	403,316
Consumer and other	3,913	9,949	13,862	4,404	10,099	14,503
	$320,033	$1,390,317	1,710,350	$309,342	$1,199,029	1,508,371
Deferred loan costs (fees)			(867)			(191)
Total loans, net of deferred loan costs/fees			$1,709,483			$1,508,180

The unpaid principal balance for covered loans was $385.3 million and $404.2 million at December 31, 2011 and 2010, respectively.

During 2011 and 2010, the Company acquired loans as part of several acquisitions as fully discussed in Note B - Acquistions. The following table presents the estimated fair value of loans acquired on acquisition date, by major loan segments and impairment classification for the years ended December 31, 2011 and 2010 (dollars in thousands):

BNC Bancorp and SubsidiarY

Notes To Consolidated Financial Statements

	2011			2010
	Credit-impaired	Other		Credit-impaired	Other
	loans	loans	Total	loans	loans	Total
Commercial real estate	$6,289	$29,051	$35,340	$56,690	$82,175	$138,865
Commercial construction	4,333	6,448	10,781	43,598	24,691	68,289
Commercial and industrial	-	5,355	5,355	12,769	22,195	34,964
Total commercial	10,622	40,854	51,476	113,057	129,061	242,118
Residential construction	1,575	2,917	4,492	1,719	-	1,719
Residential mortgage	7,948	32,389	40,337	46,708	60,036	106,744
Consumer and other	-	1,016	1,016	330	5,931	6,261
Total loans	$20,145	$77,176	$97,321	$161,814	$195,028	$356,842

Total non-covered loans	$-	$31,734	$31,734	$-	$-	$-
Total covered loans	20,145	45,442	65,587	161,814	195,028	356,842
Total loans	$20,145	$77,176	$97,321	$161,814	$195,028	$356,842

Covered loans acquired will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss-share agreements. The covered loans are reported in loans exclusive of the expected reimbursement from the FDIC. Covered loans are initially recorded at fair value at the acquisition date. The covered loans are and will be subject to the Company’s internal and external credit review and monitoring. Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC. Subsequent decreases in the amount expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional increase to the FDIC indemnification asset for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and decreases to the FDIC indemnification asset, or accretion of certain fair value amounts into interest income in future periods if no provision for loan losses had been recorded.

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of FASB Topic 310-30: Loans and Debt Securities Acquired with Deteriorated Credit Quality. Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. Generally, the acquired loans that meet the Company’s definition for nonaccrual status fall within the definition of credit-impaired covered loans. The following table presents loans at acquisition date accounted for under FASB Topic 310-30 for the year ending December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Contractually required payments receivable	$33,897	$533,158
Nonaccretable difference (expected losses and foregone interest)	(13,752)	(160,006)
Cash flows expected to be collected	20,145	373,152
Accretable yield	-	(16,310)
Fair value of impaired loans acquired	$20,145	$356,842

For the year ended December 31, 2011, the acquisition date unpaid principal balance of loans acquired that did not have probable credit deterioration was $90.8 million with an estimated fair value of $77.2 million. The discount of $13.6 million will be amortized on a level-yield basis over the economic life of the loans.

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected. The changes in the carrying amount of covered acquired loans and accretable yield for loans receivable as of and for the years ended December 31, 2011 and 2010 is as follows (dollars in thousands):

BNC Bancorp and SubsidiarY

Notes To Consolidated Financial Statements

	2011		2010
	Accretable	Carrying	Accretable	Carrying
	yield	amount	yield	amount
Balance at beginning of year	$(13,009)	$309,342	$-	$-
Additions due to acquisitions	-	65,587	(16,310)	348,842
Reductions from payments and foreclosures, net	-	(62,573)	-	(42,801)
Reclasses from non-accretable to accretable yield	(3,055)	-	-	-
Accretion	7,677	7,677	3,301	3,301
Balance at end of year	$(8,387)	$320,033	$(13,009)	$309,342

The Company has the ability to borrow funds from the FHLB and from the Federal Reserve Bank. At December 31, 2011 and 2010, real estate loans with carrying values of $496.3 million and $368.8 million, respectively, were pledged to secure borrowing facilities from these institutions.

The Company has loan and deposit relationships with its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a summary of loans to executive officers, directors, and their affiliates for the year ended December 31, 2011 (dollars in thousands):

Balance at beginning of year	$30,074
Additional borrowings during the year	3,777
Loan repayments during the year	(12,001)
Balance at end of year	$21,850

BNC Bancorp and SubsidiarY

Notes To Consolidated Financial Statements

Description of segment risks

Each loan portfolio segment is subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Management has identified the most significant risks which are generally similar among the segments as follows:

Commercial real estate loans

Commercial real estate loans consist primarily of loans secured by nonresidential (owner occupied and/or non-owner occupied) real estate, multifamily housing, and agricultural loans. Commercial real estate is primarily dependent on successful operation or management of the property. While these loans are normally secured by commercial buildings for office, storage and warehouse space, it is possible that the liquidation of the collateral will not fully satisfy the obligation. The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in customers having to provide rental rate concessions to achieve adequate occupancy rates.

Commercial construction loans

Commercial construction loans, including land development loans, are highly dependent on the supply and demand for commercial real estate in the markets served by BNC as well as the demand for newly constructed residential homes and lots that customers are developing. Continuing deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for customers.

Commercial and industrial and leases

Each commercial loan or lease is centrally underwritten based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower’s businesses including the experience and background of the principals is obtained prior to approval. To the extent that the loan or lease is secured by collateral, which is usually personal property or business assets such as inventory or accounts receivable, which is true for the majority of commercial loans and leases, the likely value of the collateral and what level of strength the collateral brings to the transaction is evaluated. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed. Common risks include general economic conditions within the markets BNC serves, as well as risks that are specific to each transaction including demand for products and services, personal events such as disability or change in marital status, and reductions in the value of collateral.

Residential construction loans

Residential construction loans are made to individuals and are typically secured by 1-4 family residential property. Significant and rapid declines in real estate values or demand can result in increased difficulty in converting these construction loans to permanent loans. Such a decline in values has led to unprecedented levels of foreclosures and losses within the banking industry. In addition, there has been an increase in average time houses are on the market for sale.

Residential mortgage loans

Each residential mortgage loan is underwritten using credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. To the extent that the loan is secured by collateral, the likely value of that collateral is evaluated. Common risks to each class of non-commercial loans include risks that are not specific to individual transactions such as general economic conditions within the markets BNC serves, particularly unemployment and potential declines in real estate values. Personal events such as disability or change in marital status also add risk to residential mortgage loans. Revolving mortgage loans are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render a second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lienholders that may further weaken the collateral position. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.

Consumer and other loans

Consumer and other loans include loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment. Consumer loan collections are sensitive to job loss, illness and other personal factors.

BNC Bancorp and SubsidiarY

Notes To Consolidated Financial Statements

The following presents by loan segment, the summary of the Company’s allowance for loan losses and carrying value of loans as of and for the year ended December 31, 2011 and 2010 (dollars in thousands):

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
2011	real estate	construction	and industrial	Leases	construction	mortgage	and other	Total
Allowance for loan losses:
Balance January 1, 2011	$12,972	$4,525	$3,525	$33	$682	$2,867	$209	$24,813
Charge-offs	(6,144)	(8,123)	(1,215)	-	(943)	(5,478)	(60)	(21,963)
Recoveries	158	300	555	15	14	176	18	1,236
Provision (a)	2,653	9,434	1,460	(30)	946	3,769	(18)	18,214
Increase in FDIC indemnification asset (a)	2,150	4,821	13	-	-	1,724	-	8,708
Balance December 31, 2011	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008
Ending balances:
Specific reserves:
Impaired loans	$1,899	$2,095	$1,340	$-	$-	$819	$12	$6,165
Purchase credit impaired loans	1,583	3,549	9	-	-	268	-	5,409
Total specific reserves	3,482	5,644	1,349	-	-	1,087	12	$11,574
General reserves	8,307	5,313	2,989	18	699	1,971	137	19,434
Total	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008
Loans:
Ending balance:
Individually evaluated for impairment	$18,010	$23,679	$3,231	$-	$899	$12,955	$122	$58,896
Purchase credit impaired loans	22,895	22,704	2,619	-	1,584	22,234	91	72,127
Loans collectively evaluated for impairment	817,605	180,866	135,109	12,815	27,266	392,017	13,649	1,579,327
Total	$858,510	$227,249	$140,959	$12,815	$29,749	$427,206	$13,862	$1,710,350

(a)	The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $2.2 million. This resulted in an increase in the FDIC indemnification asset of $8.7 million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loans portfolio of $10.9 million.

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
2010	real estate	construction	and industrial	Leases	construction	mortgage	and other	Total
Allowance for loan losses:
Balance January 1, 2010	$5,451	$5,386	$3,187	$21	$766	$2,342	$156	$17,309
Charge-offs	(5,038)	(4,330)	(5,342)	(9)	(725)	(3,624)	(263)	(19,331)
Recoveries	43	37	135	-	26	201	11	453
Provision	12,516	3,432	5,545	21	615	3,948	305	26,382
Balance December 31, 2010	$12,972	$4,525	$3,525	$33	$682	$2,867	$209	$24,813
Ending balances:
Specific reserves:
Impaired loans	$1,414	$383	$570	$-	$-	$359	$12	$2,738
Purchase credit impaired loans	-	-	-	-	-	-	-	-
Total specific reserves	1,414	383	570	-	-	359	12	$2,738
General reserves	11,558	4,142	2,955	33	682	2,508	197	22,075
Total	$12,972	$4,525	$3,525	$33	$682	$2,867	$209	$24,813
Loans:
Ending balance:
Individually evaluated for impairment	$7,170	$13,560	$5,957	$-	$322	$2,826	$-	$29,835
Purchase credit impaired loans	31,396	22,810	2,084	-	-	22,723	-	79,013
Loans collectively evaluated for impairment	639,121	196,588	128,530	10,985	32,029	377,767	14,503	1,399,523
Total	$677,687	$232,958	$136,571	$10,985	$32,351	$403,316	$14,503	$1,508,371

BNC Bancorp and SubsidiarY

Notes To Consolidated Financial Statements

The following presents by loan segment, information related to impaired loans as of December 31, 2011 and 2010 (dollars in thousands):

				Impaired loans - with
	Impaired loans - with allowance			no allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
December 31, 2011:	investment	balance	allocated	investment	balance
Non-covered:
Commercial real estate	$5,030	$5,010	$1,899	$13,027	$13,000
Commercial construction	10,604	10,563	2,095	13,171	13,116
Commercial and industrial	2,622	2,606	1,340	627	625
Residential construction	-	-	-	901	899
Residential mortgage	8,413	8,401	819	4,568	4,554
Consumer and other	122	122	12	-	-
Total non-covered	26,791	26,702	6,165	32,294	32,194
Covered:
Commercial real estate	10,916	12,748	1,583	11,985	16,055
Commercial construction	5,612	8,366	3,549	17,100	27,002
Commercial and industrial	-	-	9	2,619	3,439
Residential construction	-	-	-	1,584	2,591
Residential mortgage	580	945	268	21,655	30,928
Consumer and other	-	-	-	91	94
Total covered	17,108	22,059	5,409	55,034	80,109
Total loans	$43,899	$48,761	$11,574	$87,328	$112,303

				Impaired loans - with
	Impaired loans - with allowance			no allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
December 31, 2010:	investment	balance	allocated	investment	balance
Non-covered:
Commercial real estate	$4,534	$4,534	$1,414	$2,636	$2,636
Commercial construction	1,788	1,788	383	11,772	11,772
Commercial and industrial	1,323	1,323	570	4,634	4,634
Residential construction	-	-	-	322	322
Residential mortgage	929	929	359	1,937	1,937
Consumer and other	-	-	12	-	-
Total non-covered	8,574	8,574	2,738	21,301	21,301
Covered:
Commercial real estate	-	-	-	31,396	43,552
Commercial construction	-	-	-	22,810	39,481
Commercial and industrial	-	-	-	2,084	2,915
Residential mortgage	-	-	-	22,683	38,678
Total covered	-	-	-	78,973	124,626
Total loans	$8,574	$8,574	$2,738	$100,274	$145,927

BNC Bancorp and SubsidiarY

Notes To Consolidated Financial Statements

The following presents by loan segment, information related to the average investment and interest income recognized on impaired loans for the year ended December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized
Impaired loans with allowance:
Commercial real estate	$5,492	$135	$3,174	$110
Commercial construction	10,431	189	1,252	6
Commercial and industrial	582	28	920	-
Residential construction	273	12	-	-
Residential mortgage	6,214	126	646	-
Total impaired loans with allowance	$22,992	$490	$5,992	$116
Impaired loans with no allowance:
Commercial real estate	$33,498	$89	$23,668	$12
Commercial construction	36,250	215	24,051	52
Commercial and industrial	5,194	49	4,672	4
Residential construction	1,932	18	224	-
Residential mortgage	26,056	89	17,122	-
Consumer and other	105	-	-	-
Total impaired loans with no allowance	$103,035	$460	$69,737	$68
Impaired loans:
Commercial	$91,447	$705	$57,737	$184
Consumer	34,580	245	17,992	-
Total impaired loans	$126,027	$950	$75,729	$184

For the year ended December 31, 2011, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. The average balance of impaired loans for the year ended December 31, 2009 was $15.0 million. For the years ended December 31, 2011, 2010 and 2009, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following presents by loan segment, a summary of recorded investment in nonaccrual loans, at December 31, 2011 and 2010 (dollars in thousands):

	2011			2010
	Covered	Non-covered		Covered	Non-covered
	loans	loans	Total	loans	loans	Total
Nonaccrual loans:
Commercial real estate	$19,692	$6,197	$25,889	$22,090	$11,187	$33,277
Commercial construction	21,634	6,562	28,196	20,474	10,245	30,719
Commercial and industrial	2,619	513	3,132	1,749	1,065	2,814
Residential construction	1,584	143	1,727	-	252	252
Residential mortgage	22,234	6,028	28,262	20,413	3,475	23,888
Consumer and other	91	-	91	27	-	27
Total nonaccrual loans	$67,854	$19,443	$87,297	$64,753	$26,224	$90,977

Accruing greater than 90 days past due:
Commercial real estate	$858	$-	$858	$3,009	$-	$3,009
Commercial construction	585	-	585	267	-	267
Commercial and industrial	14	-	14	337	-	337
Residential mortgage	3,943	-	3,943	930	44	974
Consumer and other	25	-	25	11	-	11
Total 90 days past due loans	$5,425	$-	$5,425	$4,554	$44	$4,598

BNC Bancorp and SubsidiarY

Notes To Consolidated Financial Statements

The following presents by loan segment, an aging analysis of past due loans as of December 31, 2011 and 2010 (dollars in thousands):

			Greater
			than
	30-59 days	60-89 days	90 days		Total		Total
	past due	past due	past due	Nonaccrual	past due	Current	loans
December 31, 2011:
Non-covered:
Commercial real estate	$1,668	$-	$-	$6,197	$7,865	$715,403	$723,268
Commercial construction	1,068	99	-	6,562	7,729	168,094	175,823
Commercial and industrial	10	11	-	513	534	124,023	124,557
Leases	122	-	-	-	122	12,693	12,815
Residential construction	-	-	-	143	143	25,614	25,757
Residential mortgage	749	445	-	6,028	7,222	310,926	318,148
Consumer and other	18	-	-	-	18	9,931	9,949
Total non-covered	3,635	555	-	19,443	23,633	1,366,684	1,390,317
Covered:
Commercial real estate	6,297	1,515	858	19,692	28,362	106,880	135,242
Commercial construction	670	2,660	585	21,634	25,549	25,877	51,426
Commercial and industrial	54	19	14	2,619	2,706	13,696	16,402
Residential construction	-	-	-	1,584	1,584	2,408	3,992
Residential mortgage	1,455	667	3,943	22,234	28,299	80,759	109,058
Consumer and other	71	81	25	91	268	3,645	3,913
Total covered	8,547	4,942	5,425	67,854	86,768	233,265	320,033
Total loans	$12,182	$5,497	$5,425	$87,297	$110,401	$1,599,949	$1,710,350

			Greater
			than
	30-59 days	60-89 days	90 days		Total		Total
	past due	past due	past due	Nonaccrual	past due	Current	loans
December 31, 2010:
Non-covered:
Commercial real estate	$2,413	$189	$-	$11,187	$13,789	$543,845	$557,634
Commercial construction	146	-	-	10,245	10,391	159,688	170,079
Commercial and industrial	142	-	-	1,065	1,207	110,461	111,668
Leases	98	-	-	-	98	10,887	10,985
Residential construction	2,604	-	-	252	2,856	27,093	29,949
Residential mortgage	2,384	461	43	3,475	6,363	302,252	308,615
Consumer and other	31	-	-	-	31	10,068	10,099
Total non-covered	7,818	650	43	26,224	34,735	1,164,294	1,199,029
Covered:
Commercial real estate	1,616	1,237	3,009	22,090	27,952	92,101	120,053
Commercial construction	460	3,213	267	20,474	24,414	38,465	62,879
Commercial and industrial	371	130	337	1,749	2,587	22,316	24,903
Residential construction	223	-	-	-	223	2,179	2,402
Residential mortgage	1,452	2,644	931	20,413	25,440	69,261	94,701
Consumer and other	13	8	11	27	59	4,345	4,404
Total covered	4,135	7,232	4,555	64,753	80,675	228,667	309,342
Total loans	$11,953	$7,882	$4,598	$90,977	$115,410	$1,392,961	$1,508,371

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

BNC Bancorp and SubsidiarY

Notes To Consolidated Financial Statements

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

Loss. Loans classified as loss are considered uncollectible and are in the process of being charged-off, as soon as practical, once so classified.

BNC Bancorp and SubsidiarY

Notes To Consolidated Financial Statements

The following presents by loan segment and by credit quality indicator, the recorded investment in the Company’s loans as of December 31, 2011 and 2010 (dollars in thousands):

		Pass	Special
	Total	credits	mention	Substandard	Doubtful	Loss
December 31, 2011:
Non-covered:
Commercial real estate	$723,268	$662,070	$17,558	$43,640	$-	$-
Commercial construction	175,823	134,341	7,358	34,124	-	-
Commercial and industrial	124,557	115,519	3,485	5,470	83	-
Leases	12,815	12,815	-	-	-	-
Residential construction	25,757	21,574	275	3,908	-	-
Residential mortgage	318,148	276,712	20,705	20,731	-	-
Consumer and other	9,949	9,347	432	170	-	-
Total non-covered	1,390,317	1,232,378	49,813	108,043	83	-
Covered:
Commercial real estate	135,242	87,891	10,661	26,532	10,148	10
Commercial construction	51,426	17,497	3,856	13,360	16,621	92
Commercial and industrial	16,402	10,405	2,066	1,589	1,317	1,025
Residential construction	3,992	1,641	592	1,571	188	-
Residential mortgage	109,058	59,268	14,949	21,872	12,850	119
Consumer and other	3,913	3,574	98	226	13	2
Total covered	320,033	180,276	32,222	65,150	41,137	1,248
Total loans	$1,710,350	$1,412,654	$82,035	$173,193	$41,220	$1,248

		Pass	Special
	Total	credits	mention	Substandard	Doubtful	Loss
December 31, 2010:
Non-covered:
Commercial real estate	$557,634	$503,345	$21,345	$32,944	$-	$-
Commercial construction	170,079	110,810	19,661	39,608	-	-
Commercial and industrial	111,668	102,491	6,594	2,288	150	145
Leases	10,985	10,985	-	-	-	-
Residential construction	29,949	21,454	3,725	4,770	-	-
Residential mortgage	308,615	265,538	30,190	12,887	-	-
Consumer and other	10,099	9,446	379	274	-	-
Total non-covered	1,199,029	1,024,069	81,894	92,771	150	145
Covered:
Commercial real estate	120,053	48,548	29,249	30,199	11,939	118
Commercial construction	62,879	2,963	12,440	29,736	17,518	222
Commercial and industrial	24,903	12,001	7,475	4,361	881	185
Residential construction	2,402	2,179	223	-	-	-
Residential mortgage	94,701	42,572	15,528	27,327	9,191	83
Consumer and other	4,404	3,819	337	214	31	3
Total covered	309,342	112,082	65,252	91,837	39,560	611
Total loans	$1,508,371	$1,136,151	$147,146	$184,608	$39,710	$756

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted.  Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.  Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time.  After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly.  Land loans are also included in the class of residential mortgage loans.  Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity.  Land loans modified in a TDR typically involve extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest.  Home equity modifications are made infrequently and are not offered if the Company also holds the first mortgage.  Home equity modifications are uniquely designed to meet the specific needs of each borrower.  Occasionally, the terms will be modified to a standalone second lien mortgage, thereby changing their loan class from home equity to residential mortgage.

BNC Bancorp and SubsidiarY

Notes To Consolidated Financial Statements

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

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the current year ended December 31, 2011. As required, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as a TDR. The Company identified certain TDR’s for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying the reassessed receivables as a TDR, the Company also identified them as impaired under the new guidance. The amendments require prospective application of the impairment measurement guidance for those receivables newly identified as impaired.

In certain cirumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. The following table provides a summary of loans modified as TDRs at December 31, 2011 (dollars in thousands):

		Pre-modification	Post-modification
	Number of	outstanding	outstanding
	contracts	loan balance	loan balance
Commercial real estate	12	$15,069	$14,563
Commercial construction	25	23,108	19,305
Commercial and industrial	5	2,718	2,718
Residential construction	2	755	755
Residential mortgage	17	10,739	8,853
Consumer and other	1	122	122
Total modifications	62	$52,511	$46,316

The following presents loans modified in a TDR that defaulted during the year ended December 31, 2011, and within twelve months of their modification date (dollars in thousands):

	Number of	Recorded
December 31, 2011:	contracts	investment
Commercial real estate	1	$509
Commercial construction	1	1,216
Commercial and industrial	1	4
Residential mortgage	5	2,811
Consumer and other	1	122
Total modifications	9	$4,662

BNC Bancorp and SubsidiarY

Notes To Consolidated Financial Statements

At December 31, 2011, loan modifications considered TDR’s totaled $46.3 million, of which $4.8 million is included in nonaccrual loans, and the remaining $41.5 million were not past due and performing to the restructured terms. At December 31, 2010, TDR’s totaled $8.3 million, of which $3.0 million is included in nonaccrual loans, and the remaining $5.3 million were not past due and performing to the restructured terms. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a modification that would otherwise not be considered is granted to the borrower. The following presents by loan segment, a summary of loan modifications as of December 31, 2011 and 2010 (dollars in thousands):

			Total		Allowance for
			number of	Total	loan losses
	Accrual	Nonaccrual	contracts	modifications	allocated
December 31, 2011:
Commercial real estate	$12,869	$1,694	12	$14,563	$584
Commercial construction	18,187	1,118	25	19,305	1,193
Commercial and industrial	2,718	-	5	2,718	1,203
Residential construction	755	-	2	755	-
Residential mortgage	6,864	1,989	17	8,853	590
Consumer and other	122	-	1	122	-
Total modifications	$41,515	$4,801	62	$46,316	$3,570

			Total		Allowance for
			number of	Total	loan losses
	Accrual	Nonaccrual	contracts	modifications	allocated
December 31, 2010:
Commercial real estate	$1,764	$2,894	5	$4,658	$607
Commercial construction	3,314	-	11	3,314	418
Commercial and industrial	87	14	3	101	-
Residential construction	-	-	-	-	30
Residential mortgage	187	43	3	230	29
Consumer and other	-	-	-	-	-
Total modifications	$5,352	$2,951	22	$8,303	$1,084

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

Rate modification - A modification in which the interest rate is changed.

Term modification - A modification in which the maturity date, timing of payments or frequency of payments is changed.

Interest only modification – A modification in which the loan is converted to interest only payments for a period of time.

Combination modification – Any other type of modification, including the use of multiple categories above.

BNC Bancorp and SubsidiarY

Notes To Consolidated Financial Statements

As of December 31, 2011 and 2010, no available commitments were outstanding on TDRs. The following tables present new troubled debt restructurings, by modification category, for the years ended December 31, 2011 and 2010 (dollars in thousands):

			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
December 31, 2011:
Commercial real estate	$937	$656	$7,789	$4,126	$13,508
Commercial construction	1,888	52	12,192	4,174	18,306
Commercial and industrial	-	-	200	2,518	2,718
Residential construction	-	389	-	366	755
Residential mortgage	735	1,183	422	6,513	8,853
Consumer and other	-	3	122	-	125
Total modifications	$3,560	$2,283	$20,725	$17,697	$44,265
Total number of contracts	6	7	25	26	64

			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
December 31, 2010:
Commercial real estate	$-	$-	$47	$1,253	$1,300
Commercial construction	-	82	-	952	1,034
Residential mortgage	-	-	-	39	39
Total modifications	$-	$82	$47	$2,244	$2,373
Total number of contracts	-	3	4	14	21

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity for the years ended December 31, 2011, 2010 and 2009 is summarized below (dollars in thousands):

	2011	2010	2009
Loans held for sale at December 31,	$9,596	$6,751	$2,766
Proceeds from sales of loans held for sale	91,942	101,059	80,851
Mortgage fees	2,230	1,583	1,108

NOTE E – FDIC INDEMNIFICATION ASSET

The FDIC indemnification asset activity is summarized as follows (dollars in thousands):

	2011	2010
Balance at beginning of year	$69,493	$-
Receivable from acquisitions	33,928	95,765
Accretion of present value discount, net	1,250	1,136
Post acquisition adjustments	8,721	-
Receipt of payments from FDIC	(21,541)	(27,408)
Balance at end of year	$91,851	$69,493

The FDIC indemnification asset is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss-share agreements based on the expected reimbursements for losses and the applicable loss-share percentages.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2011 and 2010 are summarized as follows (dollars in thousands):

	2011	2010
Land	$9,774	$6,893
Buildings and leasehold improvements	29,791	21,904
Furniture, fixtures and equipment	14,446	10,437
	54,011	39,234
Less accumulated depreciation and amortization	10,791	8,684
Premises and equipment, net	$43,220	$30,550

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 amounted to $2.2 million, $1.8 million and $1.6 million, respectively.

The Company has entered into various noncancellable operating leases for land and buildings used in its operations that expire at various dates through 2026. Most of the leases contain renewal options. Certain leases provide for periodic rate negotiation or escalation. The leases generally provide for payment of property taxes, insurance and maintenance costs by the Company. Rental expense, including month-to-month leases, reported in non-interest expense was $2.0 million, $1.4 million, and $463,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, future minimum rental commitments under noncancellable operating leases that have a remaining life in excess of one year are as follows (dollars in thousands):

2012	$1,968
2013	1,856
2014	1,820
2015	1,528
2016	1,453
Thereafter	7,241
Total	$15,866

The Company had previously leased a branch facility from one of its directors. This lease was not renewed at the expiration date during 2010. Rent expense for this lease totaled $46,000 and $49,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE G - GOODWILL AND OTHER INTANGIBLES

Goodwill at both December 31, 2011 and 2010 amounted to $26.1 million. For the years ended December 31, 2011 and 2010, there were additional core deposit intangibles acquired of $1.1 million for each year in connection with the acquisitions (see Note B – Acquisitions). In 2009, there were no additional goodwill or other intangibles acquired, or impairment losses recognized on goodwill. The last test for goodwill impairment conducted as of December 31, 2011 concluded that there was no goodwill impairment.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following is a summary of other intangible assets at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Other intangibles – gross	$4,575	$3,488
Less accumulated amortization	1,589	1,172
Other intangibles – net	$2,986	$2,316

Other intangibles amortization expense for the years ended December 31, 2011, 2010, and 2009 amounted to $416,000, $372,000, and $246,000, respectively. The following table presents estimated amortization expense for other intangibles for the year ending December 31 (dollars in thousands):

2012	$522
2013	486
2014	463
2015	458
2016	359
Thereafter	698
Total	$2,986

NOTE H – DEPOSITS

At December 31, 2011, the scheduled maturities of time deposits are as follows (dollars in thousands):

	Less than	Greater than
	$100,000	$100,000	Total
2012	$202,494	$528,751	$731,245
2013	35,327	113,477	148,804
2014	6,838	83,826	90,664
2015	1,336	43,851	45,187
2016	444	37,181	37,625
Thereafter	78	9,494	9,572
Total	$246,517	$816,580	$1,063,097

NOTE I - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2011 and 2010 consisted of the following (dollars in thousands):

	2011	2010
Repurchase agreements	$8,631	$7,735
Advances from FHLB	55,000	48,018
Federal funds purchased	300	1,199
Revolving line of credit	6,280	3,255
Total	$70,211	$60,207

Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

During the years ended December 31, 2011 and 2010, the Company reclassified $4.0 million and $3.0 million, respectively, of its FHLB advances to short-term borrowings due to current maturities being within one year. Additionally, the Company utilizes short-term borrowings from FHLB, with $51.0 million outstanding at December 31, 2011 and $45.0 million at December 31, 2010. These borrowings are secured as discussed below in the long-term debt note for FHLB advances.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

The Company may purchase federal funds through unsecured federal funds guidance lines of credit totaling $57.0 million as of December 31, 2011. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

The Company also has an unsecured revolving line of credit of up to $10.0 million with a bank, bearing interest at the prime rate with a floor of 5.00% and maturing on September 25, 2012, with $6.3 million and $3.3 million outstanding at December 31, 2011 and 2010, respectively.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At December 31, 2011, investment securities and commercial loans in the amounts of $9.0 million and $141.6 million, respectively, were assigned under these arrangements. As of December 31, 2011, the Company had approximately $124.5 million in additional borrowing capacity available under these arrangements with no outstanding balances.

NOTE J - LONG-TERM DEBT

Long-term debt at December 31, 2011 and 2010 consisted of the following advances from the FHLB (dollars in thousands):

Maturity:	Interest rate	2011	2010
June 2012	2.05%	$4,000	$4,000
December 2014	3.62%	2,000	2,000
December 2014	3.87%	15,000	15,000
September 2017	3.73%	10,000	10,000
September 2017	3.66%	10,000	10,000
January 2018	2.15%	15,000	15,000
January 2018	2.27%	10,000	10,000
June 2012 advance reclassified to short-term borrowngs	2.05%	(4,000)	-
Total		$62,000	$66,000

The above advances have been made against a $252.6 million line of credit secured by real estate loans in the amount of $354.7 million and investment securities with a fair value of $40.0 million. Advances must be adequately collateralized. The weighted average rate for advances outstanding at December 31, 2011 and 2010 was 3.13% and 3.07%, respectively.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

A description of the junior subordinated debentures outstanding at December 31, 2011 and 2010 is as follows (dollars in thousands):

	Date of	Shares	Interest	Maturity	Principal Amount
	Issuance	Issued	Rate	Date	2011	2010
Bank of North Carolina	6/07/2005	8,000	Libor plus 1.80%	7/7/2015	$8,000	$8,000
BNC Bancorp Capital Trust I	4/03/2003	5,000	Libor plus 3.25%	4/15/2033	5,155	5,155
BNC Bancorp Capital Trust II	3/11/2004	6,000	Libor plus 2.80%	4/7/2034	6,186	6,186
BNC Bancorp Capital Trust III	9/23/2004	5,000	Libor plus 2.40%	9/23/2034	5,155	5,155
BNC Bancorp Capital Trust IV	9/27/2006	7,000	Libor plus 1.70%	12/31/2036	7,217	7,217
Total					$31,713	$31,713

The junior subordinated debentures issued by BNC are classified as Tier II capital for regulatory purposes. The junior subordinated debentures issued by the trusts currently qualify as Tier I capital for the Company, subject to certain limitations, and constitute a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities. At December 31, 2011 and 2010, the Company had $713,000 of equity investment in the above wholly-owned BNC Bancorp Capital Trusts and is included in other assets in the accompanying consolidated balance sheets. The weighted average rate for the junior subordinated debentures outstanding for the years ending December 31, 2011 and 2010 was 2.71% and 2.74%, respectively.

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

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following is a summary of the Company’s dividends declared and paid for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Common stock	$1,813	$1,638	$1,101
CPP preferred stock (Series A):
Dividends	1,563	1,563	1,558
Accretion of discount	480	453	426
Series B preferred stock	361	180	-

NOTE L - REGULATORY CAPITAL REQUIREMENTS

BNC, as a North Carolina banking corporation, may pay cash dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.

The Company and BNC are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of BNC’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. BNC’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2011, the most recent notification from the FDIC categorized BNC as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized BNC must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the BNC’s category. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and BNC to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2011 and 2010, BNC met its capital adequacy requirements as set forth below (dollars in thousands):

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

					To be well capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital (to risk weighted assets)	$187,246	11.51%	$130,089	8.00%	$162,612	10.00%
Tier 1 Capital (to risk weighted assets)	162,404	9.99%	65,045	4.00%	97,567	6.00%
Tier 1 Capital (to average assets)	162,404	7.38%	88,025	4.00%	110,031	5.00%

As of December 31, 2010:
Total Capital (to risk weighted assets)	$182,637	13.01%	$112,293	8.00%	$140,366	10.00%
Tier 1 Capital (to risk weighted assets)	157,002	11.19%	56,146	4.00%	84,219	6.00%
Tier 1 Capital (to average assets)	157,002	7.42%	84,587	4.00%	105,734	5.00%

The Company is also subject to these capital requirements. At December 31, 2011 and 2010, the Company’s capital amounts are as follows:

	2011	2010
Total capital to risk-weighted assets	11.19%	12.75%
Tier I capital to risk-weighted assets	9.65%	10.94%
Tier I capital to average assets	7.13%	7.26%

NOTE M - EMPLOYEE BENEFITS

During 2004 the Company adopted, with shareholder approval, the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan. The Compensation Committee may grant or award eligible participants options, rights to receive restricted shares of common stock, and or stock appreciation rights (collectively referred to herein as “Rights”). On June 15, 2010, at the 2010 Annual Meeting of the Company’s shareholders, the shareholders approved Amendment No. 1 to the Company’s Omnibus Stock Ownership and Long Term Incentive Plan which provided an additional 400,000 shares of the Company’s common stock underlying rights which may be granted pursuant to the plan. In addition, the Company maintains shareholder-approved, stock-based compensation plans including a nonqualified stock option plan for directors and a qualified incentive stock option plan for key employees. Options granted under the nonqualified plan vest immediately and expire ten years after the grant date. Options granted under the qualified plan vest ratably over a five year period and expire ten years after the grant date. At December 31, 2011, the Company had 265,249 grants of Rights issued and outstanding and 335,240 unissued Rights available for grants or awards.

The share-based awards granted under the aforementioned plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the plans due to their dissimilar characteristics. The Company funds the option shares and restricted stock from authorized but un-issued shares.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. The assumptions used for the grants of options to employees for the year ended December 31, 2010 and 2009 is presented below. There were no grants of options during the year ended December 31, 2011.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

Assumptions in estimating option values:	2010	2009
Weighted-average volatility	34.46%	31.32%
Expected dividend yield	2.05%	2.70%
Risk-free interest rate	3.57%	3.25%
Expected life	10 years	7 years

A summary of option activity under the stock option plans as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below (dollars in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value
Outstanding at December 31, 2010	269,245	$9.64
Granted	-	-
Exercised	(6,838)	7.64
Forfeited or expired	(67,282)	8.26
Outstanding at December 31, 2011	195,125	$10.19	2.9 years	$78
Exercisable at December 31, 2011	181,113	$10.33	2.5 years	$77
Share options expected to vest	14,012	$8.35	7.9 years	$1

The related compensation expense recognized for stock option awards for the years ended December 31, 2011, 2010 and 2009 was $14,000, $13,000 and $14,000, respectively. As of December 31, 2011, there was $31,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.36 years.

For the years ended December 31, 2011, 2010 and 2009 the intrinsic value of options exercised amounted to $1,000, $3,000, and $7,000, respectively, and the fair value of options vested amounted to $14,000, $9,000 and $9,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 was $52,000, $5,000 and $32,000, respectively. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $0, $1,000, and $3,000, respectively, for the years ended December 31, 2011, 2010 and 2009.

Restricted Stock Awards. A summary of the status of the Company’s non-vested stock awards as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below (dollars in thousands, except per share data):

		Weighted
		average
	Number of	grant date
	shares	fair value

Non-vested at December 31, 2010	69,443	$7.64
Granted	50,200	6.95
Vested	(49,519)	7.25
Non-vested at December 31, 2011	70,124	$7.42

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

The related compensation expense recognized for restricted stock awards for the years ended December 31, 2011, 2010 and 2009 was $359,000, $234,000 and $38,000, respectively. As of December 31, 2011, there was $352,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.35 years. The fair value of restricted stock grants vested during 2011, 2010 and 2009 was $95,000, $89,000 and $17,000, respectively.

Qualified Profit Sharing 401(k) Plan - The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. The Company matches 50% of the employee contributions up to 6% of the participant's compensation. The plan provides that employees' contributions are 100% vested at all times, and the Company's contributions vest at 20% each year after the second year of service. The expense related to the plan for the years ended December 31, 2011, 2010 and 2009 was $578,000, $463,000 and $475,000, respectively.

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

Director and Executive Officer Benefit Plans - The Company has Salary Continuation Agreements and supplemental retirement benefits with its chief executive officer and certain other officers. The Salary Continuation Agreements provide for lifetime benefits to be paid to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions for the years ended December 31, 2011, 2010 and 2009 totaled $657,000, $810,000 and $657,000, respectively, were expensed for future benefits to be provided under these benefit plans. The corresponding liability related to these benefit plans was $5.7 million, $5.1 million and $4.4 million as of December 31, 2011, 2010 and 2009, respectively.

The Company also has a deferred compensation plan for its directors.  Expense provided under the plan totaled $530,000, $654,000 and $187,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose.  At December 31, 2011 and 2010, the trust held 261,043 and 155,622 shares of Company common stock, respectively.

NOTE N - INCOME TAXES

Provisions for income tax are summarized as follows for the years ended December 31 (dollars in thousands):

	2011	2010	2009
Current tax provision (benefit):
Federal	$581	$451	$1,133
State	742	362	841
Total current tax provision	1,323	813	1,974
Deferred tax provision (benefit):
Federal	(2,821)	(1,330)	(1,953)
State	(285)	313	(306)
Total deferred tax benefit	(3,106)	(1,017)	(2,259)
Total income tax benefit	$(1,783)	$(204)	$(285)

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% was as follows for the years ended December 31 (dollars in thousands):

	2011	2010	2009
Income before taxes	$5,147	$7,522	$6,252

Tax at statutory federal rate	$1,750	$2,557	$2,126

State income tax, net of federal benefit	301	445	353
Tax exempt interest income	(3,306)	(3,029)	(2,570)
Income from life insurance	(546)	(281)	(287)
Other	18	104	93
	$(1,783)	$(204)	$(285)

Significant components of deferred tax assets and liabilities at December 31 were as follows (dollars in thousands):

	2011	2010
Deferred tax assets:
Allowance for loan losses	$11,767	$9,431
Net operating loss carryforwards	1,182	1,152
Deferred compensation	1,986	1,919
Unrealized loss on interest rate cap	6,495	6,494
Other real estate owned writedowns	2,778	1,690
AMT credit carryforward	3,184	1,996
Interest on nonaccrual loans	358	-
Stock-based compensation	255	119
Other	1,105	307
Total deferred tax assets	29,110	23,108
Deferred tax liabilities:
Premises and equipment	876	680
Leasing activities	639	640
Unrealized gains on securities	7,433	2,435
Unrealized gains on interest rate swaps	-	98
Core deposit intangibles	409	503
FDIC acquisition	7,928	6,039
Other	231	188
Total deferred tax liabilities	17,516	10,583
Net deferred tax asset included in other assets	$11,594	$12,525

It is management's opinion that realization of the net deferred tax asset is more likely than not based on the Company's history of taxable income and estimates of future taxable income.

At December 31, 2011, the Company had net operating loss carryforwards of approximately $2.8 million available to offset future taxable income, expiring in 2030.  The Company also has net operating loss carryforwards of approximately $649,000, which were acquired in the merger of Independence Bank in 2002.  These loss carryforwards expire at various dates through 2022.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company did not have an accrual for uncertain tax positions at December 31, 2011 or 2010.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

NOTE O – DERIVATIVES

The Company utilizes derivative financial instruments primarily to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Risk Management Policies - Hedging Instruments: The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

The Company had previously entered into interest rate swaps designated as cash flow hedges to fix the interest rate received on certain variable rate loans. These loans exposed the Company to variability in cash flows, primarily from interest receipts due to changes to interest rates. During the year ended December 31, 2011, all of the interest rate swaps had matured, with no fair value at December 31, 2011. The change in fair value of these derivatives was a decrease of $255,000 for the year ended December 31, 2011 when compared to the $255,000 recorded at December 31, 2010. For the years ended December 31, 2011, 2010 or 2009, no hedge ineffectiveness was recognized on these loan cash flow hedges. The amount of net settlement gains recorded from the interest rate swaps totaled $244,000, $2.5 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in loan interest income in the accompanying consolidated statements of income.

During the first quarter of 2009, the Company entered into a five-year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. Under this cash flow hedge relationship, the Company has structured a synthetic cap, where the objective is to offset the effect of interest rate changes, whenever funding rates are higher than the strike rate of the synthetic cap. During the third quarter of 2009, the Company paid $24.0 million to self-finance the transaction, thus securing a traditional interest rate cap. From this modification, the Company will achieve significantly reduced funding costs. Going forward, the amounts reclassified from other comprehensive income into earnings are expected to be more than compensated for by the reduced variable rate funding costs, as the hedge only covers a portion of the Company’s variable interest rate exposure.  The fair value of this derivative was an asset of $634,000, which is included in other assets in the accompanying consolidated balance sheet at December 31, 2011. The change in fair value of this derivative was a decrease of $5.1 million for the year ended December 31, 2011, when compared to the $5.8 million recorded at December 31, 2010. The Company has recorded a $10.8 million loss, net of tax, as accumulated other comprehensive income at December 31, 2011, and expects $4.9 million, net of tax, to be reclassified into earnings within the next 12 months. In addition, the net of tax caplet expense related to this hedge amounted to $3.1 million, $1.3 million and $652,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The caplet expense related to this hedge is included in interest expense on demand deposits in the accompanying consolidated statements of income.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

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

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments under ASC Topic 815, as well as their classification on the balance sheet as of December 31, 2011 and December 31, 2010 (dollars in thousands):

	2011		2010
	Balance sheet	Estimated	Balance sheet	Estimated
	location	fair value	location	fair value
Interest rate swaps	Other assets	$-	Other assets	$255
Interest rate cap	Other assets	634	Other assets	5,754
Total derivatives		$634		$6,009

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

At December 31, 2011 and 2010, outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk were as follows (dollars in thousands):

	2011	2010
Commitments under unfunded loans and lines of credit	$199,430	$198,388
Letters of credit	13,122	23,716
Unused credit card lines	5,827	7,577
Commitments to sell loans held for sale	9,596	6,751

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no proceedings expected to have a material adverse effect on the financial statements of the Company. The Company has pending litigation as a result of the Beach First acquisition and could have potential litigation from the Blue Ridge acquisition, but any resulting losses are covered by the terms of the FDIC’s loss-share indemnification agreement.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

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

Investment Securities Available for Sale. The fair values of investment securities available for sale are recorded at quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 valuation investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 valuation investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Investment securities classified as Level 3 valuation include asset-backed securities in less liquid markets.

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Assets
	measured at	Fair value measured using
Description	fair value	Level 1	Level 2	Level 3
At December 31, 2011:
Investment securities available for sale	$282,221	$-	$282,221	$-
Interest rate cap	634	-	634	-

At December 31, 2010:
Investment securities available for sale	$352,871	$-	$352,871	$-
Interest rate swaps	255	-	255	-
Interest rate cap	5,754	-	5,754	-

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

Fair Value on a Nonrecurring Basis. The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.

Investment Securities Held to Maturity. The fair values of investment securities held to maturity are recorded at quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 valuation investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 valuation investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Investment securities classified as Level 3 valuation include asset-backed securities in less liquid markets.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2 valuation.

Impaired Loans. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011 and 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2 valuation. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as Level 3 valuation.

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

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Assets
	measured at	Fair value measured using
Description	fair value	Level 1	Level 2	Level 3
At December 31, 2011:
Investment securities held to maturity	$97,036	$-	$97,036	$-
Loans held for sale	9,596	-	9,596	-
Impaired loans	119,449	-	-	119,449
Other real estate owned	68,504	-	-	68,504

At December 31, 2010:
Investment securities held to maturity	$6,000	$-	$6,000	$-
Loans held for sale	6,751	-	6,751	-
Impaired loans	106,110	-	-	106,110
Other real estate owned	39,737	-	-	39,737

The fair values of investment securities held to maturity are recorded at fair value on a nonrecurring basis when an impairment in value that is deemed to be other than temporary occurs. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. At December 31, 2011 and 2010, there were no fair value adjustments related to $97.0 million and $6.0 million, respectively, of investment securities held to maturity.

Goodwill and other intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets as Level 3 valuation. At December 31, 2011 and 2010 there were no fair value adjustments related to $26.1 million of goodwill, and other intangible assets of $3.0 million and $2.3 million, respectively.

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

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

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

Loans Receivable - The fair values for loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms and credit ratings for the same remaining maturities, adjusted for the allowance for loan losses.

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

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

The estimated carrying and fair values of the Company’s financial instruments at December 31, 2011 and 2010 are as follows (dollars in thousands):

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$55,829	$55,829	$30,087	$30,087
Investment securities available for sale	282,221	282,221	352,871	352,871
Investment securities held to maturity	97,036	96,342	6,000	5,280
Federal Home Loan Bank stock	9,159	9,159	9,146	9,146
Loans held for sale	9,596	9,596	6,751	6,751
Loans receivable, net	1,678,475	1,670,586	1,483,367	1,481,315
Accrued interest receivable	10,174	10,174	10,363	10,363
FDIC indemnification asset	91,851	91,851	69,493	69,493
Investment in bank-owned life insurance	48,294	48,294	46,607	46,607
Financial liabilities:
Demand deposits and savings	$1,055,090	$1,055,090	$948,609	$948,609
Time deposits	1,063,097	1,080,175	879,461	905,670
Short-term borrowings	70,211	70,211	60,207	60,207
Long-term debt	93,713	86,144	97,713	88,315
Accrued interest payable	1,379	1,379	1,554	1,554
On-balance sheet derivative financial instruments:
Derivative agreements – asset:
Interest rate swap agreements	$-	$-	$255	$255
Interest rate cap agreement	634	634	5,754	5,754

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

NOTE S - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of BNC Bancorp as of and for the years ended December 31, 2011 and 2010 (dollars in thousands):

Condensed Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets
Cash and due from banks	$812	$108
Investment in bank subsidiary	192,257	178,649
Other assets	1,349	1,367
Total assets	$194,418	$180,124
Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$570	$932
Short-term borrowings	6,280	3,255
Long-term debt	23,713	23,713
Total liabilities	30,563	27,900

Shareholders’ Equity
Preferred stock	47,398	46,918
Common stock, no par value	87,421	86,791
Common stock warrants	2,412	2,412
Retained earnings	25,614	22,901
Stock in directors rabbi trust	(2,505)	(1,729)
Directors deferred fees obligation	2,505	1,729
Accumulated other comprehensive income (loss)	1,010	(6,798)
Total shareholders’ equity	163,855	152,224
Total liabilities and shareholders’ equity	$194,418	$180,124

Condensed Statements of Income

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Dividends from bank subsidiary	$2,100	$750	$232
Equity in undistributed earnings of bank subsidiary	5,427	8,151	7,148
Other income	637	134	24
Interest expense	(968)	(1,116)	(835)
Other expense	(266)	(193)	(32)
Net income	$6,930	$7,726	$6,537

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

Condensed Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Operating Activities
Net income	$6,930	$7,726	$6,537
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of bank subsidiary	(5,427)	(8,151)	(7,148)
Amortization	11	11	11
Stock-based compensation	373	247	52
(Increase) decrease in other assets	(366)	(256)	6
Increase (decrease) in other liabilities	(362)	12	267
Net cash provided (used) by operating activities	1,159	(411)	(275)
Investing Activities
Net cash used for investment in subsidiaries	-	(17,700)	(15,000)
Financing Activities
Due to subsidiaries	-	-	-
Proceeds (repayments) on short-term borrowings	3,025	(12,244)	14,754
Proceeds from issuance of preferred stock	-	17,161	-
Proceeds from issuance of common stock	-	16,122	-
Proceeds from exercise of stock options	52	5	32
Tax benefit from exercise of stock options	-	1	3
Common stock issued pursuant to dividend reinvestment plan	205	39	-
Purchase and retirement of common stock	-	-	(144)
Cash dividends paid, net of accretion	(3,737)	(3,380)	(2,944)
Net cash provided (used) by financing activities	(455)	17,704	11,701

Net increase (decrease) in cash and cash equivalents	704	(407)	(3,574)
Cash and cash equivalents, beginning	108	515	4,089
Cash and cash equivalents, ending	$812	$108	$515

NOTE T – OTHER EVENTS – ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On December 21, 2011, the Company entered into an Agreement and Plan of Merger (the “KeySource Agreement”) with KeySource Financial, Inc., a North Carolina corporation (“KeySource”), pursuant to which KeySource will, on the terms and subject to the conditions set forth in the KeySource Agreement, merge with and into the Company so that the Company is the surviving corporation in the merger (the “Merger”). Simultaneous with the Merger, or as soon as is practicable thereafter, KeySource Commercial Bank, a North Carolina banking corporation and a wholly-owned subsidiary of KeySource, will be merged with and into BNC. The Company and KeySource anticipate that the Merger will close in the second quarter of 2012, subject to customary closing conditions, including regulatory approval.

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $1.00 per share, of KeySource issued and outstanding immediately before the Effective Time (the “KeySource Common Stock”), except for shares of KeySource Common Stock owned by KeySource or the Company or any of their respective wholly owned subsidiaries (other than certain trust account shares), shall be converted into the right to receive one share of common stock, no par value per share, of the Company. Any holder of shares of KeySource Common Stock who perfects such holders’ dissenters’ rights of appraisal in accordance with and as contemplated by the North Carolina Business Corporation Act (“NCBCA”) shall be entitled to receive the value of such shares in cash as determined pursuant to such provision of the NCBCA.

BNC BANCORP AND SUBSIDIARY

Notes To Consolidated Financial Statements

The KeySource Agreement requires KeySource to call a meeting of its shareholders to be held as soon as reasonably practicable after the date of the KeySource Agreement for the purpose of obtaining the requisite shareholder approval required in connection with the Merger. The KeySource Agreement also requires the Company to offer one member of the KeySource board of directors (the “KeySource Board”) a seat as a non-management member on the Company’s board of directors until the Company’s next annual meeting of shareholders following the Effective Time, and the Company shall use all reasonable efforts to arrange for such member to sit for election to a regular term at the Company’s next annual meeting of shareholders. The Company is also required to offer, for a concurrent period of time, one member of the KeySource Board a seat as a non-management member on the board of directors of each subsidiary of the Company the composition of which is the same as the Company’s then-current board of directors.

Pursuant to the KeySource Agreement, prior the Effective Time, Donald R. Draughon, Chief Executive Officer of KeySource, shall have entered into an employment agreement with the Company and BNC, which shall become effective only upon consummation of the Merger. The obligation of the Company to effect the Merger is subject to the satisfaction or waiver by the Company, at or before the Effective Time, of certain conditions, including, but not limited to, (i) each member of the KeySource Board having executed and delivered a support agreement to the Company; (ii) each member of the KeySource Board having executed and delivered a noncompete agreement to the Company; (iii) each member of the KeySource Board (and the boards of directors of KeySource’s subsidiaries) having submitted their resignations to be effective as of the Effective Time and (iv) KeySource’s classified assets (as defined in the Merger Agreement) not exceeding $20 million as of the Effective Time.

The KeySource Agreement includes detailed representations, warranties and covenants of the Company and KeySource and termination provisions customary for transactions of this type. From the date of the KeySource Agreement to the Effective Time, KeySource has agreed to, among other things, conduct its business and the business of its subsidiaries in the ordinary course in all material respects and use commercially reasonable best efforts to maintain and preserve intact their business organization and advantageous business relationships and retain the services of their key officers and employees. KeySource has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire KeySource and it has agreed to certain restrictions on its ability to respond to such proposals, as more fully described in the Merger Agreement.

The separate existence of KeySource Commercial Bank shall cease upon the effective time of the Bank Merger. BNC shall be the surviving bank in the Bank Merger and shall remain a wholly-owned subsidiary of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has concluded based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Moreover, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that the judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Internal control over financial reporting

Our Management’s Report on Internal Control Over Financial Reporting is included with the financial statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Report of Independent Registered Public Accounting Firm, which includes the attestation report on our internal control over financial reporting, is included with the financial statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers. The information concerning our directors and named executive officers required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year. The following table contains information required by Item 401 of Regulation SK for our other executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act by our directors, officers, and ten percent shareholders required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees, including its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of our Code of Business Conduct and Ethics adopted by our Board of Directors may be found on BNC’s website: www.bankofnc.com.

In the event that we make any amendment to, or grant any waivers of, a provision of its Code of Business Conduct and Ethics that applies to the principal executive officer or senior financial officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver by filing a Form 8-K with the SEC.

The information regarding our Nominating and Corporate Governance Committee and Audit Committee required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning compensation and other matters required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents as of December 31, 2011, the number of securities to be issued upon the exercise of outstanding options, the weighted average price of the outstanding options and the number of securities remaining for further issuance under the Omnibus Stock Ownership and Long Term Incentive Plan, which was approved by the shareholders.

	(a)	(b)	(c)
	Number of shares		Number of shares remaining
	to be issued upon	Weighted-average	available for future issuance under
	exercise of	exercise price of	equity compensation plans (excluding
Plan category	outstanding options (1)	outstanding options	shares reflected in column (a))

Equity compensation plans Approved by our shareholders	265,249	$9.46	335,240

Equity compensation plans not Approved by our shareholders	-	-	-

Total	265,249	$9.46	335,240

(1)	Of the 265,249 outstanding options issued under the Plans, a total of 181,113 of those options have vested or are exercisable within 60 days.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

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

BNC BANCORP

	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
Date: March 15, 2012		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BNC and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. Swope Montgomery, Jr.	President, Chief Executive Officer	March 15, 2012
W. Swope Montgomery, Jr.	and Director

/s/ David B. Spencer	Executive Vice President, and	March 15, 2012
David B. Spencer	Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

/s/ Richard D. Callicutt II	Executive Vice President,	March 15, 2012
Richard D. Callicutt II	Chief Operating Officer, and
Director

/s/ Lenin J. Peters, M.D.	Director	March 15, 2012
Lenin J. Peters, M.D.

/s/ Thomas R. Smith, CPA	Director	March 15, 2012
Thomas R. Smith, CPA

/s/ Larry L. Callahan	Director	March 15, 2012
Larry L. Callahan

/s/ Joseph M. Coltrane, Jr.	Director	March 15, 2012
Joseph M. Coltrane, Jr.

/s/Charles T. Hagan III	Director	March 15, 2012
Charles T. Hagan III

/s/G. Kennedy Thompson	Director	March 15, 2012
G. Kennedy Thompson

/s/Thomas R. Sloan	Director	March 15, 2012
Thomas R. Sloan

/s/ Robert A. Team, Jr.	Director	March 15, 2012
Robert A. Team, Jr.

/s/ D. Vann Williford	Director	March 15, 2012
D. Vann Williford

/s/ Richard F. Wood	Director	March 15, 2012
Richard F. Wood

EXHIBIT INDEX

Exhibit (2)(i) Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, receiver of Beach First National Bank, Myrtle Beach, South Carolina, Federal Deposit Insurance Corporation and Bank of North Carolina, dated as of April 9, 2010, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on April 15, 2010.

Exhibit (2)(ii) Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, receiver of Blue Ridge Savings Bank, Inc., Asheville, North Carolina, Federal Deposit Insurance Corporation and Bank of North Carolina, dated as of October 14, 2011, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on October 19, 2011.

Exhibit (2)(iii) Agreement and Plan of Merger by and between Key Source Financial, Inc. and BNC Bancorp, dated as of December 21, 2011, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on December 28, 2011.

Exhibit (3)(i)(a) Articles of Incorporation, incorporated by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on December 18, 2002.

Exhibit (3)(i)(b) Articles of Amendment, dated December 2, 2008, regarding the Series A Preferred Stock, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on December 8, 2008.

Exhibit (3)(i)(c) Articles of Amendment, dated June 14, 2010, regarding the Series B Preferred Stock, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (3)(ii) Bylaws, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on December 18, 2002.

Exhibit (4)(i)(a) Form of Stock Certificate, incorporated by reference to Exhibit (4) to the Form 8-K filed with the SEC on December 18, 2002.

Exhibit (4)(i)(b) Form of Stock Certificate for the Series A Preferred Stock, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on December 8, 2008.

Exhibit (4)(i)(c) Form of Stock Certificate for the Series B Preferred Stock, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (4)(ii) Warrant to Purchase Common Stock, dated December 5, 2008, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on December 8, 2008.

Exhibit (10)(i)(a)(1) Employment Agreement, dated as of December 31, 2004, among BNC Bancorp, Bank of North Carolina and W. Swope Montgomery, Jr., incorporated by reference to Exhibit 10(i)(a) to the Form 8-K filed with the SEC on January 4, 2005.*

Exhibit (10)(i)(a)(2) Employment Letter Agreement, dated December 5, 2008, by and among BNC Bancorp and W. Swope Montgomery, Jr., incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 8, 2008.*

Exhibit (10)(i)(b)(1) Employment Agreement, dated as of December 31, 2004, among BNC Bancorp, Bank of North Carolina and Richard D. Callicutt, II, incorporated by reference to Exhibit 10(i)(b) to the Form 8-K filed with the SEC on January 4, 2005.*

Exhibit (10)(i)(b)(2) Employment Letter Agreement, dated December 5, 2008, by and among BNC Bancorp and Richard D. Callicutt, II, incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on December 8, 2008.*

Exhibit (10)(i)(c)(1) Employment Agreement, dated as of December 31, 2004, among BNC Bancorp, Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit 10(i)(c) to the Form 8-K filed with the SEC on January 4, 2005.*

Exhibit (10)(i)(c)(2) Employment Letter Agreement, dated December 5, 2008, by and among BNC Bancorp and David B. Spencer incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 8, 2008.*

Exhibit (10)(ii)(a)(1) Salary Continuation Agreement, dated as of December 31, 2004, between Bank of North Carolina and W. Swope Montgomery, Jr., incorporated by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on January 4, 2005.*

Exhibit (10)(ii)(a)(2) Amended Salary Continuation Agreement, dated as of December 18, 2007, between Bank of North Carolina and W. Swope Montgomery, Jr., incorporated by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on December 27, 2007.*

Exhibit (10)(ii)(b)(1) Salary Continuation Agreement, dated as of December 31, 2004, between Bank of North Carolina and Richard D. Callicutt, II, incorporated by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on January 4, 2005.*

Exhibit (10)(ii)(b)(2) Amended Salary Continuation Agreement, dated as of December 18, 2007, between Bank of North Carolina and Richard D. Callicutt, II, incorporated by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on December 27, 2007.*

Exhibit (10)(ii)(c)(1) Salary Continuation Agreement, dated as of December 31, 2004, between Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on January 4, 2005.*

Exhibit (10)(ii)(c)(2) Amended Salary Continuation Agreement, dated as of December 18, 2007, between Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on December 27, 2007.*

Exhibit (10)(iii) Bank of North Carolina Stock Option Plan for Directors, incorporated by reference to Exhibit 10(iii) to the Form 10-Q filed with the SEC on November 2, 2009.

Exhibit (10)(iv) Bank of North Carolina Stock Option Plan for Key Employees, incorporated by reference to Exhibit 10(iv) of the Form 10-Q filed with the SEC on November 2, 2009.*

Exhibit (10)(v) Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form 10-Q, filed with the SEC on November 2, 2009.

Exhibit (10)(vi)(a)(1) Endorsement Split Dollar Agreement, dated December 31, 2004, between Bank of North Carolina and W. Swope Montgomery, Jr., incorporated by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on January 4, 2005.*

Exhibit (10)(vi)(a)(2) Amended Endorsement Split Dollar Agreement, dated December 18, 2007, between Bank of North Carolina and W. Swope Montgomery, Jr., incorporated by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on December 27, 2007.*

Exhibit (10)(vi)(b)(1) Endorsement Split Dollar Agreement, dated December 31, 2004, between Bank of North Carolina and Richard D. Callicutt, II, incorporated by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on January 4, 2005.*

Exhibit (10)(vi)(b)(2) Amended Endorsement Split Dollar Agreement, dated December 18, 2007, between Bank of North Carolina and Richard D. Callicutt, II, incorporated by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on December 27, 2007.*

Exhibit (10)(vi)(c)(1) Endorsement Split Dollar Agreement, dated December 31, 2004, between Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on January 4, 2005.*

Exhibit (10)(vi)(c)(2) Amended Endorsement Split Dollar Agreement, dated December 18, 2007, between Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on December 27, 2007.*

Exhibit (10)(vii) BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(vii) of the Form 10-K filed with the SEC on March 31, 2005.*

Exhibit (10)(viii) Amendment No. 1 to BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on June 18, 2010.*

Exhibit (10)(ix)  Investment Agreement by and among BNC Bancorp and Aquiline BNC Holdings LLC, dated as of June 14, 2010, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (10)(x)  Form of Subscription and Registration Rights Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 18, 2010.

Exhibit (10)(xi) Policy document for Performance Compensation for Stakeholders, incorporated by reference to Exhibit 10(xi) to the Form 10-Q filed with the SEC on November 2, 2009.

Exhibit (10)(xii)  Letter Agreement, dated December 5, 2008, between the Registrant and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 8, 2008.

Exhibit (11) Statement regarding computation of per share earnings (included herein on Page F-13)

Exhibit (12) Statement regarding computation of ratios

Exhibit (21) Subsidiaries of the Registrant

Exhibit (23)(i) Consent of Cherry, Bekaert & Holland, L.L.P.

Exhibit (31)(i)  Rule 13a-14(a)\15d-14(a) Certifications

Exhibit (31)(ii) Rule 13a-14(a)\15d-14(a) Certifications

Exhibit (32) Section 1350 Certification

Exhibit (99)(i) TARP Certificate by Chief Executive Officer

Exhibit (99)(ii) TARP Certificate by Chief Financial Officer

Exhibit (101) ** The following financial information from our Annual Report on Form 10-K for the year ended  December 31, 2011, filed on March 15, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Indicates a management contract or compensatory plan or arrangement.

 ** The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-50128.

