Form 10-Q
period 2012-03-31
BNC BANCORP
filed 2012-05-10
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from ________ to _________

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

As of May 7, 2012, the registrant had outstanding 9,114,257 shares of Common Stock, no par value.

PART I. Financial Information

Item 1 - Financial Statements

BNC BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31,
	(Unaudited)	2011*
	(In thousands, except share data)
Assets
Cash and due from banks	$12,481	$14,523
Interest-earning deposits in other banks	35,577	41,306
Investment securities available for sale, at fair value	241,335	282,221
Investment securities held to maturity, at amortized cost	101,404	97,036
Federal Home Loan Bank stock, at cost	9,159	9,159
Loans held for sale	19,967	9,596
Loans:
Covered under loss-share agreements	307,097	320,033
Not covered under loss-share agreements	1,417,529	1,389,450
Less allowance for loan losses	(36,722)	(31,008)
Net loans	1,687,904	1,678,475
Accrued interest receivable	8,645	10,174
Premises and equipment, net	45,468	43,220
Other real estate owned:
Covered under loss-share agreements	43,603	47,577
Not covered under loss-share agreements	25,212	20,927
FDIC indemnification asset	73,521	91,851
Investment in bank-owned life insurance	48,704	48,294
Goodwill and other intangible assets, net	28,980	29,115
Other assets	26,930	31,456
Total assets	$2,408,890	$2,454,930

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$162,857	$145,688
Interest-bearing demand	956,784	909,402
Time deposits	996,831	1,063,097
Total deposits	2,116,472	2,118,187
Short-term borrowings	24,131	70,211
Long-term debt	93,713	93,713
Accrued expenses and other liabilities	9,211	8,964
Total liabilities	2,243,527	2,291,075

Shareholders’ Equity
Preferred stock, no par value, authorized 20,000,000 shares;
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 31,260 shares issued and outstanding, net of discount	30,357	30,237
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 1,804,566 shares issued and outstanding	17,161	17,161
Common stock, no par value; authorized 80,000,000 shares; 9,113,501 and 9,100,890 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	87,590	87,421
Common stock warrants	2,412	2,412
Retained earnings	26,282	25,614
Stock in directors rabbi trust	(2,447)	(2,505)
Directors deferred fees obligation	2,447	2,505
Accumulated other comprehensive income	1,561	1,010
Total shareholders' equity	165,363	163,855
Total liabilities and shareholders’ equity	$2,408,890	$2,454,930

*	Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except
	per share data)
Interest Income
Loans, including fees	$23,377	$20,849
Investment securities:
Taxable	1,332	1,538
Tax-exempt	2,427	2,622
Interest-earning balances and other	43	33
Total interest income	27,179	25,042
Interest Expense
Demand deposits	3,659	2,771
Time deposits	4,052	4,780
Short-term borrowings	132	88
Long-term debt	724	725
Total interest expense	8,567	8,364
Net Interest Income	18,612	16,678
Provision for loan losses, net	5,179	3,500
Net interest income after provision for loan losses	13,433	13,178
Non-Interest Income
Mortgage fees	1,116	362
Service charges	738	827
Investment brokerage fees	240	157
Earnings on bank-owned life insurance	410	425
Gain on sale of investment securities available for sale, net	1,619	57
Other	1,686	597
Total non-interest income	5,809	2,425
Non-Interest Expense
Salaries and employee benefits	9,901	7,239
Occupancy	1,120	976
Furniture and equipment	1,074	596
Data processing and supply	697	563
Advertising and business development	388	419
Insurance, professional and other services	1,345	996
FDIC insurance assessments	600	810
Loan, foreclosure and other real estate owned expenses	1,476	2,076
Other	1,224	1,057
Total non-interest expense	17,825	14,732
Income before income tax benefit	1,417	871
Income tax benefit	(308)	(647)
Net Income	1,725	1,518
Less preferred stock dividends and discount accretion	601	601
Net Income Available to Common Shareholders	$1,124	$917

Basic earnings per common share	$0.11	$0.09
Diluted earnings per common share	$0.11	$0.09
Dividends paid per common share	$0.05	$0.05

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)

Net income	$1,725	$1,518

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains on investment securities available for sale	944	770
Tax effect	(364)	(297)
Reclassification of gains recognized in net income	(1,619)	(57)
Tax effect	624	22
Amortization of unrealized gains on investment securities transferred from available for sale to held to maturitiy	(134)	-
Tax effect	52	-
Net of tax amount	(497)	438

Cash flow hedging activities:
Unrealized holding gains (losses)	(214)	358
Tax effect	83	(138)
Reclassification of losses recognized in net income	1,919	1,022
Tax effect	(740)	(394)
Net of tax amount	1,048	848
Total other comprehensive income	551	1,286
Comprehensive income	$2,276	$2,804

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

								Directors	Accumulated
			Common	Preferred	Preferred		Stock in	deferred	other com-
	Common stock		stock	stock	stock	Retained	directors	fees	prehensive
	Shares	Amount	warrants	Series A	Series B	earnings	rabbi trust	obligation	income (loss)	Total
	(In thousands, except share and per share data)
Balance, December 31, 2010	9,053,360	$86,791	$2,412	$29,757	$17,161	$22,901	$(1,729)	$1,729	$(6,798)	$152,224
Net income	-	-	-	-	-	1,518	-	-	-	1,518
Directors deferred fees	-	-	-	-	-	-	3	(3)	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	1,286	1,286
Common stock issued pursuant to: Stock-based compensation	-	66	-	-	-	-	-	-	-	66
Dividend reinvestment plan	6,449	51	-	-	-	-	-	-	-	51
Cash dividends:
Common stock, $.05 per share	-	-	-	-	-	(453)	-	-	-	(453)
Preferred stock, net of accretion	-	-	-	120	-	(601)	-	-	-	(481)
Balance, March 31, 2011	9,059,809	$86,908	$2,412	$29,877	$17,161	$23,365	$(1,726)	$1,726	$(5,512)	$154,211

Balance, December 31, 2011	9,100,890	$87,421	$2,412	$30,237	$17,161	$25,614	$(2,505)	$2,505	$1,010	$163,855
Net income	-	-	-	-	-	1,725	-	-	-	1,725
Directors deferred fees	-	-	-	-	-	-	58	(58)	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	551	551
Common stock issued pursuant to:
Exercise of stock options	2,268	13	-	-	-	-	-	-	-	13
Shares traded to exercise options	(1,799)	(13)	-	-	-	-	-	-	-	(13)
Stock-based compensation	5,488	119	-	-	-	-	-	-	-	119
Dividend reinvestment plan	6,654	50	-	-	-	-	-	-	-	50
Cash dividends:
Common stock, $.05 per share	-	-	-	-	-	(456)	-	-	-	(456)
Preferred stock, net of accretion	-	-	-	120	-	(601)	-	-	-	(481)
Balance, March 31, 2012	9,113,501	$87,590	$2,412	$30,357	$17,161	$26,282	$(2,447)	$2,447	$1,561	$165,363

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Operating Activities
Net income	$1,725	$1,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,179	3,500
Depreciation and amortization	688	549
Amortization of premiums, net	250	107
Amortization of core deposit intangible	135	101
Accretion of fair value purchase accounting adjustments	(2,180)	(1,128)
Stock-based compensation	119	66
Deferred compensation	210	75
Earnings on bank-owned life insurance	(410)	(425)
Gain on sale of investment securities available for sale, net	(1,619)	(57)
Loss on sale of premises and equipment	183	-
Losses on other real estate owned	526	967
Gain on sale of loans (mortgage fees)	(1,116)	(362)
Origination of loans held for sale	(55,148)	(15,408)
Proceeds from sales of loans held for sale	45,893	20,842
Decrease in accrued interest receivable	1,529	1,604
Decrease in FDIC indemnification asset	24,102	3,127
(Increase) decrease in other assets	3,753	(2,104)
Increase (decrease) in accrued expenses and other liabilities	252	(653)
Other operating activities, net	1,919	1,008
Net cash provided by operating activities	25,990	13,327
Investing Activities
Purchases of investment securities available for sale	(6,419)	(9,306)
Purchases of investment securities held to maturity	(4,584)	-
Proceeds from sales of investment securities available for sale	39,571	23,898
Proceeds from maturities of investment securities available for sale	8,509	11,677
Redemption of Federal Home Loan Bank stock	-	(1,395)
Net increase in loans	(31,658)	(27,687)
Purchases of premises and equipment	(3,402)	(1,437)
Proceeds from disposal of premises and equipment	283	18
Investment in other real estate owned	(461)	(61)
Proceeds from sales of other real estate owned	13,013	3,644
Net cash provided (used) by investing activities	14,852	(649)
Financing Activities
Net increase (decrease) in deposits	(1,646)	42,781
Net decrease in short-term borrowings	(46,080)	(36,975)
Common stock issued pursuant to dividend reinvestment plan	50	51
Cash dividends paid, net of accretion	(937)	(934)
Net cash provided (used) by financing activities	(48,613)	4,923
Net increase (decrease) in cash and cash equivalents	(7,771)	17,601
Cash and cash equivalents, beginning of year	55,829	30,087
Cash and cash equivalents, end of year	$48,058	$47,688

Supplemental Statement of Cash Flows Disclosure
Interest paid	$8,615	$8,464
Income taxes paid	57	-
Summary of Noncash Investing and Financing Activities
Increase (decrease) in fair value of investment securities available for sale, net of tax	$(497)	$438
Decrease in fair value of cash flow hedge, net of tax	1,048	848
Transfer of loans to foreclosed real estate	15,253	4,276
FDIC indemnification asset increase for losses, net	5,141	1,989

See accompanying notes.

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report. There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates since the date of the Annual Report on Form 10-K.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. The accounting principles and methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

At March 31, 2012 and December 31, 2011, outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk were as follows (dollars in thousands):

	March 31,	December 31,
	2012	2011

Commitments under unfunded loans and lines of credit	$215,777	$199,430
Letters of credit	12,816	13,122
Unused credit card lines	5,670	5,827
Commitments to sell loans held for sale	19,967	9,596

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

The weighted average numbers of shares outstanding or assumed to be outstanding for the periods ended March 31, are as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011

Net income available to common shareholders	$1,124	$917
Add: Cash dividends on convertible preferred stock	90	90
Net income available to participating common shareholders	$1,214	$1,007

Weighted average common shares - basic	9,105,949	9,055,868
Add: Effect of convertible preferred stock	1,804,566	1,804,566
Weighted average participating common shares - basic	10,910,515	10,860,434
Effects of dilutive Stock Rights	9,885	18,516
Weighted average participating common shares - diluted	10,920,400	10,878,950

Basic earnings per common share	$0.11	$0.09
Diluted earnings per common share	$0.11	$0.09

For the three months ended March 31, 2012 and 2011, there were 675,527 and 670,590 shares, respectively, of Stock Rights that were excluded in computing diluted shares outstanding because the exercise price exceeded the market price of the common shares outstanding.

NOTE 4 – SHARE-BASED COMPENSATION

The Company maintains various types of share-based compensation plans. These plans have been approved by the Company’s shareholders. Detail descriptions of the plans are included in Note M of the Company’s consolidated financial statements in the Annual Report for the year ended December 31, 2011.

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

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. There were no grants of options during the three months ended March 31, 2012 and 2011.

A summary of option activity under the stock option plans as of March 31, 2012 and changes during the three months ended March 31, 2012 is presented below (dollars in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value

Outstanding at December 31, 2011	195,125	$10.19
Granted	-	-
Exercised	(2,268)	5.95
Forfeited or expired	(2,063)	11.82
Outstanding at March 31, 2012	190,794	$10.22	2.7 years	$111
Exercisable at March 31, 2012	176,783	$10.37	2.3 years	$107
Share options expected to vest	14,011	$8.35	7.6 years	$4

The related compensation expense recognized for stock option awards for the three months ended March 31, 2012 and 2011 was $4,000 and $3,000, respectively. As of March 31, 2012, there was $27,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.1 years.

For the three months ended March 31, 2012, the intrinsic value of options exercised amounted to $4,000. There were no options exercised for the three months ended March 31, 2011.

Restricted Stock Awards. A summary of the status of the Company’s non-vested stock awards as of March 31, 2012 and changes during the three months ended March 31, 2012 is presented below (dollars in thousands, except per share data):

		Weighted
		average
	Number of	grant date
	shares	fair value

Non-vested at December 31, 2011	70,124	$7.42
Granted	15,750	7.38
Vested	(5,061)	7.64
Non-vested at March 31, 2012	80,813	$7.40

The related compensation expense recognized for restricted stock awards for the three months ended March 31, 2012 and 2011 was $115,000 and $63,000, respectively. As of March 31, 2012, there was $353,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.21 years.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities as of March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2012:	cost	gains	losses	value
Available for sale:
U.S. government agencies	$27,093	$417	$59	$27,451
State and municipals	123,816	7,725	30	131,511
Mortgage-backed securities:
Residential government sponsored	64,148	4,527	31	68,644
Other government sponsored	12,897	832	-	13,729
	$227,954	$13,501	$120	$241,335
Held to maturity:
State and municipals	$95,404	$1,256	$85	$96,575
Other debt securities	6,000	-	1,080	4,920
	$101,404	$1,256	$1,165	$101,495

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2011:	cost	gains	losses	value
Available for sale:
U.S. government agencies	$22,719	$482	$-	$23,201
State and municipals	152,688	7,996	128	160,556
Mortgage-backed securities:
Residential government sponsored	76,622	4,823	9	81,436
Other government sponsored	16,089	892	-	16,981
Other	47	-	-	47
	$268,165	$14,193	$137	$282,221
Held to maturity:
State and municipals	$91,036	$446	$20	$91,462
Other debt securities	6,000	-	1,120	4,880
	$97,036	$446	$1,140	$96,342

The amortized cost and estimated fair value of investment securities at March 31, 2012, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties (dollars in thousands):

	Amortized cost	Fair value
Available for sale:
Due after one year through five years	$305	$309
Due after five through ten years	2,566	2,751
Due after ten years	225,083	238,275
	$227,954	$241,335

Held to maturity:
Due after one year through five years	$893	$887
Due after five through ten years	8,922	7,838
Due after ten years	91,589	92,770
	$101,404	$101,495

At March 31, 2012 and December 31, 2011, investment securities with an estimated fair value of approximately $151.5 million and $156.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following is a summary of realized gains and losses from the sales of investment securities classified as available for sale (dollars in thousands):

	Three Months Ended March 31,
	2012	2011

Proceeds from sales	$39,571	$23,898

Gross realized gains on sales	$1,720	$565
Gross realized losses on sales	(101)	(508)
Total realized gains, net	$1,619	$57

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.  At March 31, 2012, the unrealized losses relate to two U.S. government agencies, 19 state and municipal securities, three mortgage-backed securities and two corporate debt securities. Of those, the corporate debt securities had continuous unrealized losses for more than twelve months. At December 31, 2011, the unrealized losses relate to 11 state and municipal securities, three mortgage-backed securities and two corporate debt securities. Of those, three of the state and municipal securities and the corporate debt securities had continuous unrealized losses for more than twelve months. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery or until maturity. The temporarily impaired investment securities as of March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012:	value	losses	value	losses	value	losses
Available for sale:
U.S. government agencies	$7,152	$59	$-	$-	$7,152	$59
State and municipals	1,995	30	-	-	1,995	30
Mortgage-backed	4,347	31	-	-	4,347	31
	$13,494	$120	$-	$-	$13,494	$120
Held to maturity:
State and municipals	$10,932	$85	$-	$-	$10,932	$85
Other debt securities	-	-	4,920	1,080	4,920	1,080
	$10,932	$85	$4,920	$1,080	$15,852	$1,165

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011:	value	losses	value	losses	value	losses
Available for sale:
State and municipals	$7,559	$98	$2,289	$30	$9,848	$128
Mortgage-backed	6,232	9	-	-	6,232	9
	$13,791	$107	$2,289	$30	$16,080	$137
Held to maturity:
State and municipals	$4,149	$20	$-	$-	$4,149	$20
Other debt securities	-	-	4,880	1,120	4,880	1,120
	$4,149	$20	$4,880	$1,120	$9,029	$1,140

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major segments of loans, including loans covered under loss-share agreements with the FDIC (“covered”) and loans not covered under loss-share agreements (“non-covered”) at March 31, 2012 and December 31, 2011 are summarized below (dollars in thousands):

	March 31, 2012			December 31, 2011
	Covered	Non-covered		Covered	Non-covered
	loans	loans	Total	loans	loans	Total

Commercial real estate	$130,839	$760,595	$891,434	$135,242	$723,268	$858,510
Commercial construction	45,440	168,830	214,270	51,426	175,823	227,249
Commercial and industrial	15,473	124,540	140,013	16,402	124,557	140,959
Leases	-	12,513	12,513	-	12,815	12,815
Total commercial	191,752	1,066,478	1,258,230	203,070	1,036,463	1,239,533
Residential construction	6,564	25,660	32,224	3,992	25,757	29,749
Residential mortgage	105,371	317,504	422,875	109,058	318,148	427,206
Consumer and other	3,410	8,853	12,263	3,913	9,949	13,862
	$307,097	$1,418,495	1,725,592	$320,033	$1,390,317	1,710,350
Deferred loan costs (fees)			(966)			(867)
Total loans, net of deferred loan costs/fees			$1,724,626			$1,709,483

The unpaid principal balance for covered loans was $360.3 million and $385.3 million at March 31, 2012 and December 31, 2011, respectively.

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

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected. The changes in the carrying amount of covered acquired loans and accretable yield for loans receivable as of and for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

	2012		2011
	Accretable	Carrying	Accretable	Carrying
	yield	amount	yield	amount

Balance at beginning of period	$(8,387)	$320,033	$(13,009)	$309,342
Reductions from payments and foreclosures, net	-	(13,720)	-	(9,027)
Accretion	784	784	1,121	1,121
Balance at end of period	$(7,603)	$307,097	$(11,888)	$301,436

The Company has the ability to borrow funds from the FHLB and from the Federal Reserve Bank. At March 31, 2012 and December 31, 2011, real estate loans with carrying values of $443.9 million and $496.3 million, respectively, were pledged to secure borrowing facilities from these institutions.

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

Commercial and industrial and leases

Each commercial loan or lease is centrally underwritten based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower’s businesses including the experience and background of the principals is obtained prior to approval. To the extent that the loan or lease is secured by collateral, which is usually personal property or business assets such as inventory or accounts receivable, which is true for the majority of commercial loans and leases, the likely value of the collateral and what level of strength the collateral brings to the transaction is evaluated. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed. Common risks include general economic conditions within the markets the Bank serves, as well as risks that are specific to each transaction including demand for products and services, personal events such as disability or change in marital status, and reductions in the value of collateral.

Residential construction loans

Residential construction loans are made to individuals and are typically secured by 1-4 family residential property. Significant and rapid declines in real estate values or demand can result in increased difficulty in converting these construction loans to permanent loans. Such a decline in values has led to unprecedented levels of foreclosures and losses within the banking industry. In addition, there has been an increase in the average time houses are on the market for sale.

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

The following presents by loan segment, the summary of the Company’s allowance for loan losses and carrying value of loans as of and for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
2012	real estate	construction	and industrial	Leases	construction	mortgage	and other	Total
Allowance for loan losses:
Balance January 1, 2012	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008
Charge-offs	(1,714)	(2,164)	(725)	-	(17)	(1,339)	(24)	(5,983)
Recoveries	13	189	32	-	-	23	3	260
Provision (a)	282	1,853	953	-	(62)	2,233	(70)	5,179
Increase in FDIC indemnification asset (a)	325	2,280	368	-	-	3,275	-	6,258
Balance March 31, 2012	$10,695	$13,115	$4,966	$18	$620	$7,250	$58	$36,722
Ending balances:
Specific reserves:
Impaired loans	$924	$2,737	$1,366	$-	$-	$1,434	$-	$6,461
Purchase credit impaired loans	3,167	6,236	460	-	-	2,569	-	12,432
Total specific reserves	4,091	8,973	1,826	-	-	4,003	-	$18,893
General reserves	6,604	4,142	3,140	18	620	3,247	58	17,829
Total	$10,695	$13,115	$4,966	$18	$620	$7,250	$58	$36,722
Loans:
Ending balance:
Individually evaluated for impairment	$16,062	$21,685	$3,281	$-	$1,171	$11,648	$122	$53,969
Purchase credit impaired loans	25,968	20,477	1,810	-	1,685	25,414	83	75,437
Loans collectively evaluated for impairment	849,404	172,108	134,922	12,513	29,368	385,813	12,058	1,596,186
Total	$891,434	$214,270	$140,013	$12,513	$32,224	$422,875	$12,263	$1,725,592

(a)	The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $1.6 million. This resulted in an increase in the FDIC indemnification asset of $6.2 million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loans portfolio of $7.8 million.

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
2011	real estate	construction	and industrial	Leases	construction	mortgage	and other	Total
Allowance for loan losses:
Balance January 1, 2011	$12,972	$4,525	$3,525	$33	$682	$2,867	$209	$24,813
Charge-offs	(573)	(2,698)	(287)	-	(508)	(303)	-	(4,369)
Recoveries	1	19	353	-	4	3	1	381
Provision	(1,786)	2,889	(193)	(33)	553	2,078	(8)	3,500
Balance March 31, 2011	$10,614	$4,735	$3,398	$-	$731	$4,645	$202	$24,325
Ending balances:
Specific reserves:
Impaired loans	$1,454	$1,134	$494	$-	$141	$2,176	$-	$5,399
Purchase credit impaired loans	-	-	-	-	-	-	-	-
Total specific reserves	1,454	1,134	494	-	141	2,176	-	$5,399
General reserves	9,160	3,601	2,904	-	590	2,469	202	18,926
Total	$10,614	$4,735	$3,398	$-	$731	$4,645	$202	$24,325
Loans:
Ending balance:
Individually evaluated for impairment	$17,995	$28,731	$3,519	$-	$2,507	$8,454	$-	$61,206
Purchase credit impaired loans	26,007	25,047	2,472	-	225	21,733	-	75,484
Loans collectively evaluated for impairment	660,442	173,116	131,750	11,192	25,561	376,018	14,220	1,392,299
Total	$704,444	$226,894	$137,741	$11,192	$28,293	$406,205	$14,220	$1,528,989

The following presents by loan segment, information related to impaired loans as of March 31, 2012 and December 31, 2011 (dollars in thousands):

				Impaired loans - with
	Impaired loans - with allowance			no allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
March 31, 2012:	investment	balance	allocated	investment	balance
Non-covered:
Commercial real estate	$5,771	$5,740	$924	$10,347	$10,322
Commercial construction	10,135	10,120	2,737	11,622	11,565
Commercial and industrial	2,664	2,629	1,366	658	652
Residential construction	-	-	-	1,173	1,171
Residential mortgage	5,991	5,979	1,434	5,675	5,669
Consumer and other	-	-	-	123	122
Total non-covered	24,561	24,468	6,461	29,598	29,501
Covered:
Commercial real estate	12,767	14,543	3,167	13,217	19,790
Commercial construction	9,895	12,925	6,236	10,581	16,611
Commercial and industrial	457	458	460	1,354	1,359
Residential construction	-	-	-	1,685	3,166
Residential mortgage	2,124	4,001	2,569	23,291	32,124
Consumer and other	-	-	-	83	119
Total covered	25,243	31,927	12,432	50,211	73,169
Total loans	$49,804	$56,395	$18,893	$79,809	$102,670

				Impaired loans - with
	Impaired loans - with allowance			no allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
December 31, 2011:	investment	balance	allocated	investment	balance
Non-covered:
Commercial real estate	$5,030	$5,010	$1,899	$13,027	$13,000
Commercial construction	10,604	10,563	2,095	13,171	13,116
Commercial and industrial	2,622	2,606	1,340	627	625
Residential construction	-	-	-	901	899
Residential mortgage	8,413	8,401	819	4,568	4,554
Consumer and other	122	122	12	-	-
Total non-covered	26,791	26,702	6,165	32,294	32,194
Covered:
Commercial real estate	10,916	12,748	1,583	11,985	16,055
Commercial construction	5,612	8,366	3,549	17,100	27,002
Commercial and industrial	-	-	9	2,619	3,439
Residential construction	-	-	-	1,584	2,591
Residential mortgage	580	945	268	21,655	30,928
Consumer and other	-	-	-	91	94
Total covered	17,108	22,059	5,409	55,034	80,109
Total loans	$43,899	$48,761	$11,574	$87,328	$112,303

The following presents by loan segment, information related to the average investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	2012		2011
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized
Impaired loans with allowance:
Commercial real estate	$18,358	$50	$6,667	$42
Commercial construction	20,085	52	7,235	6
Commercial and industrial	3,027	28	851	-
Residential construction	-	-	273	-
Residential mortgage	8,548	41	2,411	-
Total impaired loans with allowance	$50,018	$171	$17,437	$48
Impaired loans with no allowance:
Commercial real estate	$23,982	$112	$41,049	$70
Commercial construction	23,667	82	44,965	54
Commercial and industrial	2,099	3	5,666	-
Residential construction	2,954	9	1,996	-
Residential mortgage	29,223	13	25,755	48
Consumer and other	205	-	258	-
Total impaired loans with no allowance	$82,130	$219	$119,689	$172
Impaired loans:
Commercial	$91,218	$327	$106,433	$172
Consumer	40,930	63	30,693	48
Total impaired loans	$132,148	$390	$137,126	$220

For the three months ended March 31, 2012 and 2011, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. For the three months ended March 31, 2012 and 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following presents by loan segment, a summary of recorded investment in nonaccrual loans, at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012			December 31, 2011
	Covered	Non-covered		Covered	Non-covered
	loans	loans	Total	loans	loans	Total
Nonaccrual loans:
Commercial real estate	$21,354	$2,973	$24,327	$19,692	$6,197	$25,889
Commercial construction	19,445	7,919	27,364	21,634	6,562	28,196
Commercial and industrial	1,810	401	2,211	2,619	513	3,132
Residential construction	1,685	427	2,112	1,584	143	1,727
Residential mortgage	25,414	5,761	31,175	22,234	6,028	28,262
Consumer and other	89	-	89	91	-	91
Total nonaccrual loans	69,797	17,481	87,278	67,854	19,443	87,297

Accruing greater than 90 days past due:
Commercial real estate	$-	$-	$-	$858	$-	$858
Commercial construction	166	-	166	585	-	585
Commercial and industrial	131	-	131	14	-	14
Residential mortgage	242	-	242	3,943	-	3,943
Consumer and other	113	-	113	25	-	25
Total 90 days past due loans	$652	$-	$652	$5,425	$-	$5,425

The following presents by loan segment, an aging analysis of past due loans as of March 31, 2012 and December 31, 2011 (dollars in thousands):

			Greater
			than
	30-59 days	60-89 days	90 days		Total		Total
March 31, 2012:	past due	past due	past due	Nonaccrual	past due	Current	loans
Non-covered
Commercial real estate	$1,519	$872	$-	$2,973	$5,364	$755,231	$760,595
Commercial construction	3,491	1,929	-	7,919	13,339	155,491	168,830
Commercial and industrial	2,632	643	-	401	3,676	120,864	124,540
Leases	-	-	-	-	-	12,513	12,513
Residential construction	-	-	-	427	427	25,233	25,660
Residential mortgage	1,871	2,436	-	5,761	10,068	307,436	317,504
Consumer and other	36	-	-	-	36	8,817	8,853
Total non-covered	9,549	5,880	-	17,481	32,910	1,385,585	1,418,495
Covered:
Commercial real estate	5,721	34	-	21,354	27,109	103,730	130,839
Commercial construction	2,252	2,892	166	19,445	24,755	20,685	45,440
Commercial and industrial	52	-	131	1,810	1,993	13,480	15,473
Residential construction	363	-	-	1,685	2,048	4,516	6,564
Residential mortgage	4,695	414	242	25,414	30,765	74,606	105,371
Consumer and other	131	-	113	89	333	3,077	3,410
Total covered	13,214	3,340	652	69,797	87,003	220,094	307,097
Total loans	$22,763	$9,220	$652	$87,278	$119,913	$1,605,679	$1,725,592

			Greater
			than
	30-59 days	60-89 days	90 days		Total		Total
December 31, 2011:	past due	past due	past due	Nonaccrual	past due	Current	loans
Non-covered
Commercial real estate	$1,668	$-	$-	$6,197	$7,865	$715,403	$723,268
Commercial construction	1,068	99	-	6,562	7,729	168,094	175,823
Commercial and industrial	10	11	-	513	534	124,023	124,557
Leases	122	-	-	-	122	12,693	12,815
Residential construction	-	-	-	143	143	25,614	25,757
Residential mortgage	749	445	-	6,028	7,222	310,926	318,148
Consumer and other	18	-	-	-	18	9,931	9,949
Total non-covered	3,635	555	-	19,443	23,633	1,366,684	1,390,317
Covered:
Commercial real estate	6,297	1,515	858	19,692	28,362	106,880	135,242
Commercial construction	670	2,660	585	21,634	25,549	25,877	51,426
Commercial and industrial	54	19	14	2,619	2,706	13,696	16,402
Residential construction	-	-	-	1,584	1,584	2,408	3,992
Residential mortgage	1,455	667	3,943	22,234	28,299	80,759	109,058
Consumer and other	71	81	25	91	268	3,645	3,913
Total covered	8,547	4,942	5,425	67,854	86,768	233,265	320,033
Total loans	$12,182	$5,497	$5,425	$87,297	$110,401	$1,599,949	$1,710,350

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

The following presents by loan segment and by credit quality indicator, the recorded investment in the Company’s loans as of March 31, 2012 and December 31, 2011 (dollars in thousands):

		Pass	Special
March 31, 2012:	Total	credits	mention	Substandard	Doubtful	Loss
Non-covered
Commercial real estate	$760,595	$677,925	$24,801	$57,794	$75	$-
Commercial construction	168,830	122,491	15,498	30,841	-	-
Commercial and industrial	124,540	115,741	3,321	5,478	-	-
Leases	12,513	12,513	-	-	-	-
Residential construction	25,660	21,906	498	3,256	-	-
Residential mortgage	317,504	274,164	23,127	20,213	-	-
Consumer and other	8,853	8,373	301	179	-	-
Total non-covered	1,418,495	1,233,113	67,546	117,761	75	-
Covered:
Commercial real estate	130,839	69,312	13,137	32,166	15,733	491
Commercial construction	45,440	6,619	4,391	13,453	20,952	25
Commercial and industrial	15,473	9,773	2,438	1,731	819	712
Residential construction	6,564	487	1,914	4,163	-	-
Residential mortgage	105,371	39,339	24,681	20,102	21,108	141
Consumer and other	3,410	3,031	110	244	25	-
Total covered	307,097	128,561	46,671	71,859	58,637	1,369
Total loans	$1,725,592	$1,361,674	$114,217	$189,620	$58,712	$1,369

		Pass	Special
December 31, 2011:	Total	credits	mention	Substandard	Doubtful	Loss
Non-covered
Commercial real estate	$723,268	$662,070	$17,558	$43,640	$-	$-
Commercial construction	175,823	134,341	7,358	34,124	-	-
Commercial and industrial	124,557	115,519	3,485	5,470	83	-
Leases	12,815	12,815	-	-	-	-
Residential construction	25,757	21,574	275	3,908	-	-
Residential mortgage	318,148	276,712	20,705	20,731	-	-
Consumer and other	9,949	9,347	432	170	-	-
Total non-covered	1,390,317	1,232,378	49,813	108,043	83	-
Covered:
Commercial real estate	135,242	87,891	10,661	26,532	10,148	10
Commercial construction	51,426	17,497	3,856	13,360	16,621	92
Commercial and industrial	16,402	10,405	2,066	1,589	1,317	1,025
Residential construction	3,992	1,641	592	1,571	188	-
Residential mortgage	109,058	59,268	14,949	21,872	12,850	119
Consumer and other	3,913	3,574	98	226	13	2
Total covered	320,033	180,276	32,222	65,150	41,137	1,248
Total loans	$1,710,350	$1,412,654	$82,035	$173,193	$41,220	$1,248

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

During 2011, the Company adopted the amendments in Accounting Standards Update No. 2011-02. As required, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as a TDR. The Company identified certain TDR’s for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying the reassessed receivables as a TDR, the Company also identified them as impaired under the new guidance. The amendments require prospective application of the impairment measurement guidance for those receivables newly identified as impaired.

In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. The following table provides a summary of loans modified as TDRs at March 31, 2012 (dollars in thousands):

		Pre-modification	Post-modification
	Number of	outstanding	outstanding
	contracts	loan balance	loan balance

Commercial real estate	14	$8,718	$8,718
Commercial construction	21	20,963	18,408
Commercial and industrial	5	2,680	2,680
Residential construction	1	277	277
Residential mortgage	15	8,018	7,209
Consumer and other	1	122	122
Total modifications	57	$40,778	$37,414

The following presents loans modified in a TDR that defaulted during the three months ended March 31, 2012, and within twelve months of their modification date (dollars in thousands):

	Number of	Recorded
	contracts	investment
Commercial construction	4	$3,986

At March 31, 2012, loan modifications considered TDR’s totaled $37.4 million, of which $7.8 million is included in nonaccrual loans, and the remaining $29.6 million were not past due and performing to the restructured terms. At December 31, 2011, TDR’s totaled $46.3 million, of which $4.8 million is included in nonaccrual loans, and the remaining $41.5 million were not past due and performing to the restructured terms. Loan restructurings occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a modification that would otherwise not be considered is granted to the borrower. The following presents by loan segment, a summary of loan modifications as of March 31, 2012 and December 31, 2011 (dollars in thousands):

			Total		Allowance for
			number of	Total	loan losses
	Accrual	Nonaccrual	contracts	modifications	allocated
March 31, 2012:
Commercial real estate	$8,394	$324	14	$8,718	$306
Commercial construction	13,297	5,110	21	18,407	2,250
Commercial and industrial	2,680	-	5	2,680	1,366
Residential construction	-	277	1	277	-
Residential mortgage	5,126	2,084	15	7,210	552
Consumer and other	122	-	1	122	-
Total modifications	$29,619	$7,795	57	$37,414	$4,474

			Total		Allowance for
			number of	Total	loan losses
	Accrual	Nonaccrual	contracts	modifications	allocated
December 31, 2011:
Commercial real estate	$12,869	$1,694	12	$14,563	$584
Commercial construction	18,187	1,118	25	19,305	1,193
Commercial and industrial	2,718	-	5	2,718	1,203
Residential construction	755	-	2	755	-
Residential mortgage	6,864	1,989	17	8,853	590
Consumer and other	122	-	1	122	-
Total modifications	$41,515	$4,801	62	$46,316	$3,570

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

As of March 31, 2012, no available commitments outstanding on TDRs. The following table presents new troubled debt restructurings, by modification category, for the three months ended March 31, 2012 (dollars in thousands):

			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications

Commercial real estate	$-	$493	$-	$2,029	$2,522
Commercial construction	-	629	-	-	629
Residential mortgage	-	-	-	118	118
Total modifications	$-	$1,122	$-	$2,147	$3,269
Total number of contracts	-	2	-	6	8

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity for the three months ended March 31, 2012 and 2011 is summarized below (dollars in thousands):

	2012	2011
Loans held for sale at March 31,	$19,967	$1,679
Proceeds from sales of loans held for sale	45,893	20,842
Mortgage fees	1,116	362

NOTE 7 – FDIC INDEMNIFICATION ASSET

The FDIC indemnification asset activity for the three months ended March 31, 2012 and 2011 is summarized as follows (dollars in thousands):

	2012	2011

Balance at beginning of period	$91,851	$69,493
Accretion of present value discount, net	631	-
Post acquisition adjustments	5,141	1,989
Receipt of payments from FDIC	(24,102)	(3,127)
Balance at end of period	$73,521	$68,355

The FDIC indemnification asset is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss-share agreements based on the expected reimbursements for losses and the applicable loss-share percentages.

NOTE 8 – DERIVATIVES

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

The Company had previously entered into interest rate swaps designated as cash flow hedges to fix the interest rate received on certain variable rate loans. These loans exposed the Company to variability in cash flows, primarily from interest receipts due to changes to interest rates. During 2011, all of the interest rate swaps had matured. At March 31, 2011, the aggregate fair value of these derivatives of $6,000 was included in other assets in the accompanying consolidated balance. The change in fair value of these derivatives was a decrease of $249,000 for the quarter ended March 31, 2011. For the quarter ended March 31, 2011, no hedge ineffectiveness was recognized on these loan cash flow hedges and the amount of net settlement gains recorded from the interest rate swaps totaled $238,000, and was included in loan interest income in the accompanying consolidated statements of income.

During the first quarter of 2009, the Company entered into a five-year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. Under this cash flow hedge relationship, the Company has structured a synthetic cap, where the objective is to offset the effect of interest rate changes, whenever funding rates are higher than the strike rate of the synthetic cap. During the third quarter of 2009, the Company paid $24.0 million to self-finance the transaction, thus securing a traditional interest rate cap. From this modification, the Company achieved significantly reduced funding costs. Going forward, the amounts reclassified from other comprehensive income into earnings are expected to be more than compensated for by the reduced variable rate funding costs, as the hedge only covers a portion of the Company’s variable interest rate exposure.  The fair value of this derivative, which is designated as a hedging instrument under ASC 815, was an asset of $419,000, which is included in other assets in the accompanying consolidated balance sheet at March 31, 2012. The change in fair value of this derivative was a decrease of $215,000 for the quarter ended March 31, 2012, when compared to the $634,000 recorded at December 31, 2011. The Company has recorded a $9.8 million loss, net of tax, as accumulated other comprehensive income at March 31, 2012, and expects $5.1 million, net of tax, to be reclassified into earnings within the next 12 months. In addition, the net of tax caplet expense related to this hedge amounted to $1.2 million and $628,000 for the quarters ended March 31, 2012 and 2011, respectively. The caplet expense related to this hedge is included in interest expense on demand deposits in the accompanying consolidated statements of income.

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

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

Goodwill and identified intangible assets, with indefinite lives, are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by a valuation model. The most recent test for goodwill impairment, conducted as of December 31, 2011, concluded that there was no goodwill impairment. No impairment charges were recognized as of March 31, 2012. The carrying amount of goodwill and other intangible assets was $26.1 million and $2.9 million as of March 31, 2012, respectively, and $26.1 million and $3.0 million, as of December 31, 2011, respectively.

NOTE 10 - FAIR VALUE MEASUREMENTS

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Assets
	measured at	Fair value measured using
Description	fair value	Level 1	Level 2	Level 3
At March 31, 2012:
Investment securities available for sale:
U.S. government agencies	$27,451	$-	$27,451	$-
State and municipals	131,511	-	131,511	-
Mortgage-backed securities:
Residential government sponsored	68,644	-	68,644	-
Other government sponsored	13,729	-	13,729	-
Total investment securities available for sale	241,335	-	241,335	-
Interest rate cap	419	-	419	-
Total assets measured at fair value on a recurring basis	$241,754	$-	$241,754	$-

At December 31, 2011:
Investment securities available for sale:
U.S. government agencies	$23,201	$-	$23,201	$-
State and municipals	160,556	-	160,556	-
Mortgage-backed securities:
Residential government sponsored	81,436	-	81,436	-
Other government sponsored	16,981	-	16,981	-
Other	47	-	47	-
Total investment securities available for sale	282,221	-	282,221	-
Interest rate cap	634	-	634	-
Total assets measured at fair value on a recurring basis	$282,855	$-	$282,855	$-

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

Impaired Loans. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2 valuation. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as Level 3 valuation. At March 31, 2012 and December 31, 2011, all of the impaired loans were recorded as Level 3 valuation.

Other Real Estate Owned. Fair values of other real estate owned are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. At March 31, 2012 and December 31, 2011, all of the other real estate owned were recorded as Level 3 valuation.

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Assets
	measured at	Fair value measured using
Description	fair value	Level 1	Level 2	Level 3
At March 31, 2012:
Investment securities held to maturity:
State and municipals	$96,575	$-	$96,575	$-
Other debt securities	4,920	-	4,920	-
Total investment securities held to maturity	101,495	-	101,495	-
Loans held for sale	19,967	-	19,967	-
Impaired loans	110,513	-	-	110,513
Other real estate owned	68,815	-	-	68,815
Total assets measured at fair value on a nonrecurring basis	$300,790	$-	$121,462	$179,328

At December 31, 2011:
Investment securities held to maturity:
State and municipals	$91,462	$-	$91,462	$-
Other debt securities	4,880	-	-	-
Total investment securities held to maturity	96,342	-	91,462	-
Loans held for sale	9,596	-	9,596	-
Impaired loans	119,449	-	-	119,449
Other real estate owned	68,504	-	-	68,504
Total assets measured at fair value on a nonrecurring basis	$293,891	$-	$101,058	$187,953

The fair values of investment securities held to maturity are recorded at fair value on a nonrecurring basis when an impairment in value that is deemed to be other than temporary occurs. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. At March 31, 2012 and December 31, 2011, there were no fair value adjustments related to $101.4 million and $97.0 million, respectively, of investment securities held to maturity.

Goodwill and other intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets as Level 3 valuation. At March 31, 2012 and December 31, 2011 there were no fair value adjustments related to $26.1 million of goodwill, and other intangible assets of $2.9 million and $3.0 million, respectively.

Below is a table that presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 (dollars in thousands):

	Fair value at			Range of
Description	March 31, 2012	Valuation methodology	Unobservable inputs	inputs
Impaired loans	$2,801	Discounted cash flows	Constant payment rate	0%

	107,712	Collateral based	Discount to reflect current	0% - 20%
		measurements and	market conditions and
		market comparables	ultimate collectibility
110,513

Other real estate owned	68,815	Appraisals and market comparables	Discount to reflect current	0% - 18%
market conditions

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial Instruments with Off-Balance Sheet Risk - The fair value of financial instruments with off-balance sheet risk, as discussed in Note P in the 2011 Annul Report on Form 10-K, is not material.

The estimated carrying and fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$48,058	$48,058	$55,829	$55,829
Investment securities available for sale	241,335	241,335	282,221	282,221
Investment securities held to maturity	101,404	101,495	97,036	96,342
Federal Home Loan Bank stock	9,159	9,159	9,159	9,159
Loans held for sale	19,967	19,967	9,596	9,596
Loans receivable, net	1,687,904	1,678,911	1,678,475	1,670,586
Accrued interest receivable	8,645	8,645	10,174	10,174
FDIC indemnification asset	73,521	73,521	91,851	91,851
Investment in bank-owned life insurance	48,704	48,704	48,294	48,294
Financial liabilities:
Demand deposits and savings	$1,119,641	$1,119,641	$1,055,090	$1,055,090
Time deposits	996,831	1,010,426	1,063,097	1,080,175
Short-term borrowings	24,131	24,131	70,211	70,211
Long-term debt	93,713	85,814	93,713	86,144
Accrued interest payable	1,225	1,225	1,379	1,379
On-balance sheet derivative financial instruments:
Derivative agreements – asset:
Interest rate cap agreement	$419	$419	$634	$634

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS.  However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 13 – OTHER EVENTS – ENTRY INTO A MATERIAL DEFINITIVE AGREEMENTS

KeySource Agreement

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

28

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

BNR Purchase Agreement

On April 27, 2012, the Company issued a press release announcing that its wholly owned banking subsidiary, Bank of North Carolina, had entered into a purchase and assumption agreement with The Bank of Hampton Roads (“BHR”), a subsidiary of Hampton Roads Bankshares, Inc. (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Bank of North Carolina will purchase the deposits and certain other assets of BHR’s banking operations located at Preston Corners in Cary, North Carolina and Meadowmont Village Circle in Chapel Hill, North Carolina. Consummation of the transaction is subject to numerous conditions as well as regulatory approvals. Bank of North Carolina intends to operate the branches if acquired.

The above summary of the Purchase Agreement is not complete and is qualified in its entirety by reference to the text of the Purchase Agreement filed as Exhibit 10.1 on Form 8-K on May 1, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believe,” “anticipate,” “expect,” “estimates,” “should” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including, without limitation, general and local economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; our ability to integrate and achieve expected synergies from acquired entities; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services. The Company cautions that the foregoing list of risks and uncertainties is not exhaustive. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview and Executive Summary

BNC Bancorp (the “Company”) is a one-bank holding company for Bank of North Carolina (“BNC”). BNC is a full service commercial bank, incorporated under the laws of the State of North Carolina. The Company maintains four wholly-owned special-purpose subsidiary trusts that issue trust preferred securities. Because BNC is our sole banking subsidiary, the majority of our income is derived from BNC operations. Throughout this Quarterly Report, results of operations will relate to BNC’s operation, unless a specific reference is made to the Company and its operating results other than through BNC’s business and activities. The terms “we” and “ours” will be used throughout this report when discussing our operations except in circumstances where a reference is specific to either the Company and/or BNC.

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

We have experienced steady, primarily organic growth over our twenty-one year history. With numerous banks still in a weakened condition because of the slow rebound of the economy, we decided to expand our franchise through beneficial acquisitions. In 2010, we acquired one institution and in 2011, we acquired two other institutions, with the acquisition of a third institution expected to close in the second or third quarter of 2012. The 2011 acquisitions affect the comparability of prior periods.

On October 14, 2011, in a FDIC-assisted transaction, we acquired certain assets and assumed certain liabilities of Blue Ridge Savings Bank, Inc. (“Blue Ridge”) headquartered in Asheville, North Carolina, under agreements which included loss-share arrangements which protect BNC from losses on covered loans and other real estate owned up to stated limits. The Blue Ridge acquisition enabled us to expand our franchise into Western North Carolina through six branches located in Western North Carolina.

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

On December 21, 2011, we entered into an Agreement and Plan of Merger with KeySource Financial, Inc., a North Carolina corporation serving as a one bank holding company for KeySource Commercial Bank, a North Carolina banking corporation (“KeySource”), with one branch in Durham, North Carolina. We anticipate that the Merger will close in the second or third quarter of 2012, subject to customary closing conditions, including regulatory and shareholder approval. This combination with KeySource increases our presence in the combined Raleigh-Durham Metropolitan Statistical Area, the market with the highest forecasted five-year growth rate in North Carolina.

On April 27, 2012, we entered into a purchase and assumption agreement with The Bank of Hampton Roads ("BHR"), a subsidiary of Hampton Roads Bankshares, Inc. (the "Purchase Agreement"). Under the terms of the Purchase Agreement, we will purchase the deposits and certain other assets of BHR's banking operations located at Preston Corners in Cary, North Carolina and Meadowmont Village Circle in Chapel Hill, North Carolina. Consummation of the transaction is subject to numerous conditions as well as regulatory approvals. We intend to operate the branches if acquired.

We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We have pursued a strategy that emphasizes our local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, we make business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; commercial real estate loans; and other loans. We also offer a wide range of banking services, including checking and savings accounts, safe deposit boxes, and other associated services. We have 31 banking offices in North and South Carolina.

Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from our investment portfolio. In prior years, investments have not been a primary source of income for us.

During the first three months of 2012, with the impact of the economic slowdown ongoing, management has continued to focus on managing credit quality, maintaining adequate liquidity sources and managing our capital. We continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment. We are committed to building long-term value for our shareholders, and in the changing regulatory and economic landscape, core deposit growth will be an even more critical element for finding successful and profitable growth initiatives. We have a retail banking team that oversees product development, sales, training, accountability and consistency and quality of delivery in each of our offices in our banking regions. Credit costs remain high due to elevated nonperforming asset levels and our continuing efforts to resolve asset quality issues. Weaknesses in residential development and rising unemployment levels in our market areas resulted in higher charge-offs, and a higher allowance for loan losses in 2012 also impacted earnings. We continue to focus on accelerating the sales cycle for OREO, including taking substantial discounts on the larger OREO properties.

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

Results of Operations

Our net income available to common shareholders for the first quarter ended March 31, 2012 was $1.1 million, or $0.11 per diluted share, compared to $917,000, or $0.09 per diluted share, for the first quarter in 2011. In the first quarter of 2012, the Company incurred $1.2 million of one-time expenses associated with merger and acquisition activities, which reduced after-tax diluted earnings per share by $0.07. The annualized return on average assets was 0.29% for the first quarters of 2012 and 2011.

Total assets at March 31, 2012 increased $251.6 million, or 11.7% compared to March 31, 2011. Period-end loans increased $195.9 million, or 12.8%, from the same prior year period. Period-end deposits increased $245.6 million, or 13.1% from March 31, 2011. The above increases were due to strong organic growth in our North Carolina franchise, along with the acquisition and integration of Blue Ridge and Regent during the fourth quarter of 2011. When compared to December 31, 2011, total assets decreased $46.0 million, period-end loans increased $15.1 million and period-end deposits decreased $1.7 million. We remain well-capitalized with total equity of $165.4 million at March 31, 2012, an increase of $11.2 million from March 31, 2011, and an increase of $1.5 million from December 31, 2011.

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

Net interest income for the first quarter of 2012 was $18.6 million, an increase of $1.9 million from the comparable period last year, and a decrease of $1.5 million from the prior quarter. Fourth quarter 2011 net interest income (FTE) was impacted by a significant increase in the accretion of yield and fair value discounts on the acquired loan portfolios. Our net interest margin (FTE) decreased by 7 basis points from the first quarter of 2011 to 3.80%. Compared to the fourth quarter of 2011, our net interest margin (FTE) decreased 38 basis points from 4.18%.

During the first quarter of 2012, the accretion of yield and fair value discounts totaled $1.5 million, compared to $1.4 million in the first quarter of 2011, and $3.1 million in the fourth quarter of 2011. The additional accretion during the fourth quarter of 2011 was due to accretion on the performing Blue Ridge loan portfolio, utilizing a level-yield basis over the economic life of the loans, and the adjustment of cash flows on the Beach First loan portfolio.

During the first quarter of 2012, our average yield on interest-earning assets (FTE) decreased 22 basis points while the cost of average interest-bearing liabilities decreased 16 basis points when compared to the first quarter of 2011. When compared to the fourth quarter of 2011, our yield on average earning assets decreased by 37 basis points, while the cost of average interest-bearing liabilities increased 2 basis points.

Total interest income (FTE) increased $2.0 million for the first quarter of 2012 when compared to the same quarter of 2011. During the first quarter of 2012, average loans increased $191.3 million while the average yield on loans decreased by 9 basis points and average investment securities decreased $6.3 million while the average yield on investment securities decreased 53 basis points compared to the first quarter of 2011. Average loans as a percentage of interest-earning assets increased to 80.7% for the quarter ended March 31, 2012, compared to 79.6% for the prior year quarter. In addition, the slight decrease in net interest margin (FTE) was primarily due to the continued low rate environment and the overall decrease in average rates for interest-earning assets. See the interest rate/volume table below for the individual component changes.

Total interest expense increased $203,000 for the first quarter of 2012 when compared to the same quarter of 2011. Rates paid on time deposits decreased by 61 basis points, while average time deposits increased by $146.9 million, primarily from our fourth quarter 2011 acquisitions. Our average demand deposits increased by $88.2 million, with rates paid on demand deposits increasing 25 basis points. Interest expense on borrowings increased by $43,000, with lower average outstanding balances being off-set by an increase of 46 basis points in the average rate during the comparable periods.

The following tables present the average balances of assets, liabilities and shareholders’ equity, interest income (FTE) and interest expense, and average yields and rates by asset and liability component for the periods indicated (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases	$1,704,459	$23,260	5.49%	$1,513,121	$20,822	5.58%
Loans held for sale	15,491	117	3.04%	2,818	27	3.89%
Investment securities, taxable	119,347	1,332	4.49%	127,003	1,538	4.91%
Investment securities, tax-exempt*	226,845	3,792	6.72%	225,477	4,097	7.37%
Interest-earning balances and other	46,849	43	0.37%	33,155	33	0.40%
Total interest-earning assets	2,112,991	28,544	5.43%	1,901,574	26,517	5.66%
Other assets	302,648			248,862
Total assets	$2,415,639			$2,150,436
Interest-bearing liabilities:
Demand deposits	$897,284	3,616	1.62%	$809,095	2,734	1.37%
Savings deposits	39,587	43	0.44%	36,535	37	0.41%
Time deposits	1,034,249	4,052	1.58%	887,338	4,780	2.18%
Borrowings	125,624	856	2.74%	144,783	813	2.28%
Total interest-bearing liabilities	2,096,744	8,567	1.64%	1,877,751	8,364	1.81%
Non-interest-bearing deposits	152,239			110,957
Other liabilities	8,542			9,478
Shareholders' equity	158,114			152,250
Total liabilities and shareholder's equity	$2,415,639			$2,150,436
Net interest income and
interest rate spread*		$19,977	3.79%		$18,153	3.85%
Net interest margin*			3.80%			3.87%

* Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.4 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.

The following table presents certain information regarding changes in our interest income (FTE) and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rates and in volume (dollars in thousands).

	Three Months Ended March 31, 2012 vs. 2011
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Loans and leases	$2,611	$(173)	$2,438
Loans held for sale	108	(18)	90
Investment securities, taxable	(89)	(117)	(206)
Investment securities, tax-exempt*	24	(329)	(305)
Interest-earning balances and other	13	(3)	10
Total interest income	2,667	(640)	2,027

Interest expense:
Deposits:
Demand deposits	325	557	882
Savings deposits	3	3	6
Time deposits	681	(1,409)	(728)
Borrowings	(119)	162	43
Total interest expense	890	(687)	203
Net interest income increase	$1,777	$47	$1,824

* Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. We recorded a provision for loan losses of $5.2 million in the first quarter of 2012 compared to a provision for loan losses of $3.5 million in the first quarter of 2011. Of the $5.2 million in provision expense, $3.6 million related to legacy non-covered loans and $1.6 million in related loss-share loans. We recorded a $7.8 million allowance for loan losses for loss-share loans, of which $6.3 million was recorded through a FDIC indemnification asset and the remaining $1.6 million, representing 20% of the total provision, was recorded through our provision expense.

A summary of activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011

Balance at beginning of period	$31,008	$24,813
Provision charged to operations	5,179	3,500
Provision provided from indemnification asset	6,258	-
Loans charged-off:
Commercial real estate	1,714	573
Commercial construction	2,164	2,698
Commercial and industrial	725	287
Residential construction	17	508
Residential mortgage	1,339	303
Consumer and other	24	-
Total loans charged-off	5,983	4,369
Recoveries of loans:
Commercial real estate	13	1
Commercial construction	189	19
Commercial and industrial	32	353
Residential construction	-	4
Residential mortgage	23	3
Consumer and other	3	1
Total loan recoveries	260	381
Net charge-offs	5,723	3,988
Balance at end of period	$36,722	$24,325

Allowance for Loan Losses and Asset Quality

The allowance for loan losses was $36.7 million at March 31, 2012, and $31.0 million at December 31, 2011. Loan loss reserves to total period-end loans were 2.13% and 1.81% at March 31, 2012 and December 31, 2011, respectively, compared to 1.59% reported at March 31, 2011. The increased levels of allowance for loan losses are from our continued identification and workout efforts to move forward with the highest priority. We are still experiencing elevated credit costs due to a soft economy, and the local and national economies have yet to produce a robust recovery. Excluding the loans acquired that are marked to fair value, loan loss reserves to period-end loans not covered by loss-share decreased from 1.76% and 1.98% reported at December 31, 2011 and March 31, 2011, respectively, to 1.75% at March 31, 2012.

The amount of the allowance for loan losses equals the cumulative total of the provision for loan losses, reduced by actual loan charge-offs, and increased by recoveries of loans previously charged-off. A specific loan is charged-off when management believes, after considering, among other things, the borrower’s financial condition and the value of any collateral, that collection of the loan is unlikely. Provisions are made to the allowance to reflect incurred losses associated with the loan portfolio. Adjustments to the allowance are necessary to fund the reserve at a level dictated by the Company’s reserving methodologies. Management utilizes quantitative methodologies and modeling to determine the adequacy of the allowance for loan losses. A detailed description of our methodology was included in our Annual Report.

While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses. In addition, various regulatory agencies periodically review our loan losses and loan loss reserve methodology and there can be no assurances that the regulatory agencies will not require management to recognize additions to the allowance for loan losses based on their judgments about all relevant information utilized in the methodologies.

Nonperforming assets include nonaccrual loans, accruing loans 90 days or more past due, and OREO. At March 31, 2012, nonperforming assets not covered by loss-share agreements were $42.8 million, or 2.08% of total assets, compared to $40.4 million, or 1.93% of total assets at December 31, 2011 and $55.8 million, or 3.03% of total assets at March 31, 2011. Nonperforming assets, including assets covered under loss-share agreements, were $157.2 million, or 6.53% of total assets at March 31, 2012, compared to $161.2 million, or 6.57% at December 31, 2011 and $141.0 million, or 6.54% of total assets at March 31, 2011. For those nonperforming assets covered by loss-share agreements, we are provided with 80% loss protection from the FDIC.

Nonaccrual loans not covered by loss-share agreements were $17.6 million at March 31, 2012, a decrease of $1.9 million from December 31, 2011 and a decrease of $16.5 million from March 31, 2011. Nonaccrual loans, including covered loans, were $87.9 million at March 31, 2012. At March 31, 2012, OREO increased to $68.8 million, an increase of $311,000 from December 31, 2011 and an increase of $31.3 million from March 31, 2011. The increase from March 31, 2012 when compared to March 31, 2011 was primarily due to the $30.1 million of OREO resulting from the Blue Ridge acquisition that are covered by loss-share agreements. At March 31, 2012, our OREO properties primarily consisted of $31.1 million of commercial and multifamily properties, $23.9 million of residential 1-4 family properties and $13.8 million in construction, land and land development properties. OREO assets are carried at the lower of carrying value or fair value less estimated selling costs using current appraisals and/or valuations. We are actively marketing all of its OREO properties.

The following is a summary of nonaccrual loans at the periods presented (dollars in thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011

Commercial real estate	$24,769	$25,889	$35,847
Commercial construction	27,377	28,196	37,229
Commercial and industrial	2,212	3,132	3,711
Total commercial	54,358	57,217	76,787
Residential construction	2,112	1,727	2,247
Residential mortgage	31,181	28,263	24,297
Consumer and other	208	89	93
Total nonaccrual loans	$87,859	$87,296	$103,424

Nonaccrual loans covered by loss-share	$70,305	$67,854	$69,377

We place loans on nonaccrual status when it is probable that the future collectability of the loan balance and collections of interest are in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower.

The following is a summary of OREO at the periods presented (dollars in thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011

Residential 1-4 family properties	$23,862	$29,617	$7,354
Multifamily properties	459	385	1,063
Commercial properties	30,661	26,796	18,077
Construction, land development and other land	13,833	11,706	10,980
Total OREO	$68,815	$68,504	$37,474

OREO covered by loss-share	$43,603	$47,577	$15,811

At March 31, 2012, non-covered loans that were restructured or modified and were performing to the restructured terms and not 90 days past due totaled $29.6 million, a decrease of $11.9 million from December 31, 2011 and an increase of $3.8 million from March 31, 2011. The decrease during the first quarter of 2012, when compared to the fourth quarter of 2011, was due to performing TDRs that were removed from reporting disclosure due to satisfactory performance and reporting requirements.

Net charge-offs for the first quarter of 2012 were $5.7 million, as compared with net charge-offs of $4.0 million for the first quarter of 2011. Expressed as an annualized percentage of average loans outstanding to non-covered portion of charge-offs, net charge-offs were 0.89% and 1.07% for the three months ended March 31, 2012 and 2011, respectively. The non-covered portion represents the non-covered charge-offs and the 20% portion of the charge-offs relating to loans covered under loss-share agreements. The majority of the charge-offs are from our commercial loan portfolios.

The following is selected financial information relating to loans, the loan loss allowance and loan loss provision as of and for the periods then ended:

	March 31,
	2012	2011

Net charge-offs to average loans, non-covered portion (annualized)	0.89%	1.07%
Allowance for loan losses to total loans	2.13%	1.59%
Not covered by loss-share	1.75%	1.98%
Nonperforming loans to total loans	5.13%	6.77%
Not covered by loss-share	1.24%	2.78%

Non-Interest Income

Non-interest income was $5.8 million for the first quarter of 2012 and $12.2 million for the fourth quarter of 2011, compared to $2.4 million for the prior year first quarter. Included in non-interest income for the first quarter of 2012 was $1.6 million of net gains on sales of investment securities, and $1.2 million of income associated with FDIC receivable and related loss-share receipts. Excluding the sales of investment securities and the FDIC related income, non-interest income was $3.0 million for the current quarter, an increase of 45.2% from the $2.1 million reported for the first quarter of 2011 and consistent with the $3.0 million reported in the fourth quarter of 2011.

In late 2008, we entered into a leverage transaction that resulted in investment securities being purchased, with yields in excess of 5%, and Fed Funds based funding being locked in at an effective cost of 2.95% over the five-year period. Much of this income was used to fund organic expansion in the Charlotte and Raleigh markets. As we enter the final two years of the transaction term, as planned, we are liquidating the purchased investment securities to fund core loan growth in these markets. During the quarter, the caplet costs associated with the hedged funding transaction was $1.9 million, which is included in interest expense on demand deposits, while the gains on sales of securities associated with the related liquidation of the hedged investment securities totaled $1.6 million. As we continue to liquidate our hedged securities position, it is anticipated that these gains will partially offset the related cap cost over the coming quarters.

Mortgage fees generated from our mortgage market operations in the first quarter of 2012 increased $754,000, or 208%, compared to the first quarter of 2011. During the second quarter of 2011, our original mortgage origination platform was terminated and replaced with a more robust platform that increased mortgage origination volume and fee income.

Service charges on deposit accounts decreased $89,000, or 10.8%, in the first quarter of 2012, compared to the first quarter of 2011. Our overall growth in volume of the related service charges was offset by lower overdraft and NSF fees due to new Federal Reserve Board’s consumer protection regulations.

Investment brokerage fees increased $83,000 in the first quarter of 2012, compared to the first quarter of 2011. During 2010, we began winding down the original investment platform and had our new investment platform operational during 2011.

In addition, our new SBA division became operational in the third quarter of 2011, with $228,000 of SBA fee income recorded during the first quarter of 2012. This is included in the other non-interest income category.

The following are the components of non-interest income for the periods presented (dollars in thousands):

	Three Months Ended
	3/31/2012	3/31/2011

Mortgage fees	$1,116	$362
Service charges	738	827
Investment brokerage fees	240	157
Earnings on bank-owned life insurance	410	425
Gain on sale of available for sale investment securities, net	1,619	57
Other	1,686	597
Total non-interest income	$5,809	$2,425

Non-Interest Expense

We strive to maintain levels of non-interest expense that management believes are appropriate given the nature of its operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum we have experienced has been the continuous investment in the core banking franchise, both in people and locations. As we strive to maintain momentum in its growth and strategy, it will incur costs associated with investments in people, facilities and technology that are anticipated to benefit the shareholders as these investments reach their potential. Non-interest expenses increased $3.1 million, or 21.0%, during the first quarter of 2012 when compared to the first quarter of 2011. During the first quarter of 2012, there was $1.2 million of additional non-interest expense associated with acquisition and project related costs, including the Blue Ridge and Regent acquisitions.

Our personnel costs have increased $2.7 million, or 36.8%, during the first quarter of 2012 when compared to first quarter of 2011. These increases in personnel costs are attributable to the additional full-time equivalent employees from the fourth quarter 2011 acquisitions, as well as increases attributable to continued investments in the mortgage originations and SBA lending platforms, and overall franchise growth. All of these personnel additions are expected to contribute to our long-term focus on driving both top line and fee income growth.

Occupancy and furniture/equipment expenditures increased by $622,000, or 39.6%, for the first quarter of 2012 when compared to the first quarter of 2011. These increases are primarily due to increased costs and additional facilities associated with our growth into new markets and from our acquisitions during the fourth quarter of 2011. The increase in the number of locations has also escalated utilities, lease expenses, and property taxes in 2012.

Data processing and supply expenses increased by $134,000, or 23.8%, for the first quarter of 2012 when compared to the first quarter of 2011. These increases are due to the additional processing costs from account volume from the fourth quarter 2011 acquisitions and successful systems conversions of Blue Ridge and Regent during the first quarter of 2012.

Professional and other services increased by $349,000, or 35.0%, for the first quarter of 2012 when compared to the same quarter a year ago, primarily from costs associated with our acquisitions and franchise growth.

FDIC insurance assessments decreased $210,000, or 25.9%, for the first quarter of 2012 when compared to the first quarter of 2011. These decreases were due to lower rate assessments as a result of new rules finalized by the FDIC, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, which redefined the FDIC assessment rates.

Loan, foreclosure and collection expenses decreased $600,000 for the first quarter of 2012 when compared to the first quarter of 2011, primarily from lower valuation adjustments on OREO properties. For the first quarters of 2012 and 2011, we recorded $703,000 and $1.0 million, respectively, of other real estate valuation adjustments.

Other non-interest expenses for the first quarter of 2012 increased $167,000, or 15.8%, compared to the first quarter of 2011. This increase was primarily from an $183,000 loss from the sale of a vacant bank branch.

The following are the components of non-interest expense for the periods presented (dollars in thousands):

	Three Months Ended
	3/31/2012	3/31/2011

Salaries and employee benefits	$9,901	$7,239
Occupancy and equipment	2,194	1,572
Data processing and supply	697	563
Advertising and business development	388	419
Professional and other services	1,345	996
FDIC insurance assessments	600	810
Loan, foreclosure and collection	1,476	2,076
Other	1,224	1,057
Total non-interest expense	$17,825	$14,732

Income Taxes

We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes significantly affects our effective tax rate. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes. For the quarter ended March 31, 2012, we recorded income tax benefit of $308,000 compared to an income tax benefit of $647,000 for the same period in 2011. The change in benefit is attributable to the increased income that was recorded during the periods.

Balance Sheet Analysis

Total assets at March 31, 2012 were $2.41 billion, a decrease of $46.0 million when compared to total assets at December 31, 2011. Total earning assets, which are comprised of interest-earning balances at banks, investment securities, loans held for sale and loans, were $2.13 billion at March 31, 2012 and $2.15 billion at December 31, 2011. Earning assets serve as our primary revenue source. Total liquid assets, which include cash and cash equivalents and securities available for sale at March 31, 2012 were 12.0% of total assets, or $289.4 million, a $48.7 million decrease from the $338.1 million reported at December 31, 2011.

Investment Securities

Investment securities were $342.7 million at March 31, 2012 and $379.3 million at December 31, 2011. The decrease of $36.5 million was used to fund our loan growth and to reduce our short-term borrowings. The majority of securities in the portfolio are bank-qualified municipal government securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies. Our investment portfolios are comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

Loans

Loans increased by $15.1 million to $1.72 billion at March 31, 2012 from $1.71 billion at December 31, 2011. For the three months ended March 31, 2012, average total loans were $1.70 billion, compared to $1.51 billion for the same period in 2011. The majority of this increase resulted from the acquisitions of Blue Ridge and Regent in the fourth quarter of 2011. At March 31, 2012, loans covered under loss-share agreements amounted to $307.1 million. Excluding loans covered under loss-share agreements, the mix and stratification within certain classifications of the Company’s loan portfolio has changed when compared to the loan portfolio composition at December 31, 2011. Increases in our residential construction portfolio of $2.5 million were offset by reductions in our commercial construction by $13.0 million during the three months ended March 31, 2012. The Company’s commercial real estate portfolio increased from $858.5 million at December 31, 2011 to $891.4 million at March 31, 2012, with increases of $28.2 million in our investment commercial real estate portfolio. Increases in our commercial real estate and construction portfolios have been primarily in single credit tenant fully leased or owner occupied facilities which meet our heightened underwriting standards. The Company will continue its efforts to diversify and divest A&D exposures as needed and deemed appropriate by management.

Deposits

Deposits continue to be our primary funding source. At March 31, 2012, deposits totaled $2.12 billion, a decrease of $1.7 million, or 0.08%, from year-end 2011. While overall deposit growth continues to be an emphasis, the more important element is the increase in transactional account deposits. Over the three-month period, transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased $64.6 million, while time deposits decreased $66.3 million. For the three months ended March 31, 2012, average deposits were $2.12 billion, compared to $1.84 billion for the same period in 2011. The majority of this increase resulted from the acquisitions of Blue Ridge and Regent in the fourth quarter of 2011. At March 31, 2012, time deposits were 47.1% of total deposits, compared to 50.2% at December 31, 2011.

Borrowings

We continue to utilize borrowings to support balance sheet management and growth, and as such, during the three months ended March 31, 2012 we decreased short-term borrowings by $46.1 million, primarily from the repayment of short-term funding through FHLB advances. Short-term borrowings decreased from $70.2 million at December 31, 2011 to $24.1 million at March 31, 2012. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks, securities sold under repurchase agreements and an unsecured revolving line of credit. At March 31, 2012 and December 31, 2011, long-term debt outstanding totaled $93.7 million. Long-term debt at March 31, 2012 consisted of $62.0 million of FHLB advances, and $31.7 million of subordinated debt, of which $23.7 million has been issued through the Company’s trust subsidiaries.

Shareholders’ Equity

Our capital position remains above all regulatory thresholds to be considered “well capitalized”. At March 31, 2012, shareholders’ equity totaled $165.4 million, an increase of $1.5 million from the December 31, 2011 balance. The primary changes in shareholders’ equity were an increase in net income for the three-month period in the amount of $1.7 million, a net increase in the unrealized gains on securities available for sale and cash flow hedging activities in the amount of $551,000, a decrease of $456,000 for cash dividends paid to common shareholders and $481,000 of preferred stock dividends and accretion, net. At March 31, 2012, the Bank’s and Company’s capital ratios exceeded the minimum thresholds established for a “well-capitalized” bank by regulatory measures.

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

Our cash liquidity position aggregated $289.4 million at March 31, 2012, compared to $338.1 million at December 31, 2011. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $237 million from the FHLB of Atlanta, with $66.0 million outstanding at March 31, 2012. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $100 million, with no outstanding balances. These amounts are based on assets currently pledged. In addition to the above, we have $186 million of investment securities that are available to be pledged that are unencumbered and a significant amount of loans that are available to be pledged that are unencumbered. We also have an unsecured revolving line of credit of up to $10.0 million, with $10.0 million outstanding. The Company was in compliance with all covenants associated with its unsecured revolving line of credit as of March 31, 2012.

In addition to these liquidity sources, we have access to unsecured lines of credit from correspondent banks for short-term liquidity needs totaling $61 million, and the Promontory Interfinancial Network weekly funds auctions where we have another $361 million in availability. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Contractual Obligations

Our contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2011. The most significant obligations, other than obligations under deposit and borrowings, were for operating leases for banking facilities. Other than the contractual obligations associated with the Beach First and Blue Ridge acquisitions, there have been no material changes since year-end.

Capital Resources

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of March 31, 2012, the Company and the Bank were “well capitalized” under this regulatory framework. There have been no conditions or events since March 31, 2012 that management believes have changed either the Company’s or the Bank’s capital classifications.

At March 31, 2012, the Tier I risk-based capital ratio for the Bank was 10.20%, the total risk-based capital ratio was 11.76% and all other capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures. At March 31, 2012, the Company’s total risk-based capital ratio was 11.17%, thus classifying the Company as “well-capitalized” for regulatory purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, the Bank’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2011 to March 31, 2012.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date:	May 10, 2012	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date:	May 10, 2012	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit (31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101) *	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

- 44 -