Form 10-Q
period 2012-06-30
BNC BANCORP
filed 2012-08-09
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from           to

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

As of August 6, 2012, the registrant had outstanding 15,324,186 shares of Common Stock, no par value.

PART I. Financial Information

Item 1 - Financial Statements

BNC BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31,
	(Unaudited)	2011*
	(In thousands, except share data)
Assets
Cash and due from banks	$23,123	$14,523
Interest-earning deposits in other banks	46,765	41,306
Investment securities available for sale, at fair value	233,198	282,221
Investment securities held to maturity, at amortized cost (fair value of $102,831 and $96,342 at June 30, 2012 and December 31, 2011, respectively)	101,184	97,036
Federal Home Loan Bank stock, at cost	7,359	9,159
Loans held for sale	17,793	9,596
Loans:
Covered under loss-share agreements	284,579	320,033
Not covered under loss-share agreements	1,475,708	1,389,450
Less allowance for loan losses	(40,856)	(31,008)
Net loans	1,719,431	1,678,475
Accrued interest receivable	9,110	10,174
Premises and equipment, net	46,044	43,220
Other real estate owned:
Covered under loss-share agreements	35,105	47,577
Not covered under loss-share agreements	23,655	20,927
FDIC indemnification asset	72,483	91,851
Investment in bank-owned life insurance	49,099	48,294
Goodwill and other intangible assets, net	28,943	29,115
Other assets	29,523	31,456
Total assets	$2,442,815	$2,454,930
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$180,238	$145,688
Interest-bearing demand	960,597	909,402
Time deposits	948,658	1,063,097
Total deposits	2,089,493	2,118,187
Short-term borrowings	12,471	70,211
Long-term debt	93,713	93,713
Accrued expenses and other liabilities	9,599	8,964
Total liabilities	2,205,276	2,291,075
Shareholders’ Equity
Preferred stock, no par value, authorized 20,000,000 shares;
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 31,260 shares issued and outstanding, net of discount	30,477	30,237
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 1,804,566 shares issued and outstanding	17,161	17,161
Series B-1, Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, $1,000 liquidation value per share, 29,315 shares issued and outstanding	40,688	-
Series C, Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, $1,000 liquidation value per share, 43,185 shares issued and outstanding	27,620	-
Common stock, no par value; authorized 80,000,000 shares; 9,153,886 and 9,100,890 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	87,914	87,421
Common stock warrants	2,412	2,412
Retained earnings	27,517	25,614
Stock in directors rabbi trust	(3,018)	(2,505)
Directors deferred fees obligation	3,018	2,505
Accumulated other comprehensive income	3,750	1,010
Total shareholders' equity	237,539	163,855
Total liabilities and shareholders’ equity	$2,442,815	$2,454,930

* Derived from audited consolidated financial statements.

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Interest Income
Loans, including fees	$22,745	$20,983	$46,122	$41,832
Investment securities:
Taxable	1,193	1,426	2,525	2,964
Tax-exempt	2,312	2,350	4,739	4,972
Interest-earning balances and other	48	28	91	61
Total interest income	26,298	24,787	53,477	49,829
Interest Expense
Demand deposits	3,484	2,613	7,143	5,384
Time deposits	3,810	4,577	7,862	9,357
Short-term borrowings	129	96	261	184
Long-term debt	719	735	1,443	1,460
Total interest expense	8,142	8,021	16,709	16,385
Net Interest Income	18,156	16,766	36,768	33,444
Provision for loan losses, net	8,330	3,032	13,509	6,532
Net interest income after provision for loan losses	9,826	13,734	23,259	26,912
Non-Interest Income
Mortgage fees	1,378	243	2,494	605
Service charges	749	868	1,487	1,695
Investment brokerage fees	229	227	469	384
Earnings on bank-owned life insurance	395	420	805	845
Gain of sale of investment securities, net	-	79	1,619	136
Gain on acquisition	7,734	-	7,734	-
Other	1,197	534	2,883	1,131
Total non-interest income	11,682	2,371	17,491	4,796
Non-Interest Expense
Salaries and employee benefits	9,692	7,623	19,593	14,862
Occupancy	1,078	815	2,198	1,791
Furniture and equipment	952	696	2,026	1,292
Data processing and supply	696	601	1,393	1,164
Advertising and business development	375	507	763	926
Insurance, professional and other services	1,221	874	2,566	1,870
FDIC insurance assessments	500	810	1,100	1,620
Loan, foreclosure and other real estate owned expenses	3,145	1,916	4,621	3,992
Other	1,518	1,051	2,742	2,108
Total non-interest expense	19,177	14,893	37,002	29,625
Income before income tax expense (benefit)	2,331	1,212	3,748	2,083
Income tax expense (benefit)	40	(381)	(268)	(1,028)
Net Income	2,291	1,593	4,016	3,111
Less preferred stock dividends and discount accretion	601	601	1,202	1,202
Net Income Available to Common Shareholders	$1,690	$992	$2,814	$1,909

Basic earnings per common share	$0.13	$0.10	$0.24	$0.19
Diluted earnings per common share	$0.13	$0.10	$0.24	$0.19
Dividends declared and paid per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)

Net income	$2,291	$1,593	$4,016	$3,111

Other comprehensive income:
Investment securities:
Unrealized holding gains on investment securities available for sale	2,041	6,276	2,985	7,046
Tax effect	(786)	(2,419)	(1,150)	(2,716)
Reclassification of gains recognized in net income	-	(79)	(1,619)	(136)
Tax effect	-	30	624	52
Amortization of unrealized gains on investment securities transferred from available for sale to held to maturitiy	(135)	-	(269)	-
Tax effect	52	-	104	-
Net of tax amount	1,172	3,808	675	4,246

Cash flow hedging activities:
Unrealized holding losses	(218)	(3,113)	(432)	(2,755)
Tax effect	83	1,200	166	1,062
Reclassification of losses recognized in net income	1,874	1,022	3,793	2,044
Tax effect	(722)	(394)	(1,462)	(788)
Net of tax amount	1,017	(1,285)	2,065	(437)
Total other comprehensive income	2,189	2,523	2,740	3,809
Total comprehensive income	$4,480	$4,116	$6,756	$6,920

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

										Directors	Accumulated
			Common	Preferred	Preferred	Preferred	Preferred		Stock in	deferred	other com-
	Common stock		stock	stock	stock	stock	stock	Retained	directors	fees	prehensive
	Shares	Amount	warrants	Series A	Series B	Series B-1	Series C	earnings	rabbi trust	obligation	income (loss)	Total
	(In thousands, except share and per share data)
Balance, December 31, 2010	9,053,360	$86,791	$2,412	$29,757	$17,161	$-	$-	$22,901	$(1,729)	$1,729	$(6,798)	$152,224
Net income	-	-	-	-	-	-	-	3,111	-	-	-	3,111
Directors deferred fees	-	-	-	-	-	-	-	-	(93)	93	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	3,809	3,809
Common stock issued pursuant to:
Exercise of stock options	5,000	41	-	-	-	-	-	-	-	-	-	41
Stock-based compensation	3,999	148	-	-	-	-	-	-	-	-	-	148
Dividend reinvestment plan	13,036	103	-	-	-	-	-	-	-	-	-	103
Cash dividends:
Common stock, $.10 per share	-	-	-	-	-	-	-	(905)	-	-	-	(905)
Preferred stock, net of accretion	-	-	-	240	-	-	-	(1,202)	-	-	-	(962)
Balance, June 30, 2011	9,075,395	$87,083	$2,412	$29,997	$17,161	$-	$-	$23,905	$(1,822)	$1,822	$(2,989)	$157,569

Balance, December 31, 2011	9,100,890	$87,421	$2,412	$30,237	$17,161	$-	$-	$25,614	$(2,505)	$2,505	$1,010	$163,855
Net income	-	-	-	-	-	-	-	4,016	-	-	-	4,016
Directors deferred fees	-	-	-	-	-	-	-	-	(513)	513	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	2,740	2,740
Common stock issued pursuant to:
Exercise of stock options	48,092	286	-	-	-	-	-	-	-	-	-	286
Current income tax benefit	-	17	-	-	-	-	-	-	-	-	-	17
Shares traded to exercise options	(19,189)	(148)	-	-	-	-	-	-	-	-	-	(148)
Stock-based compensation	10,823	237	-	-	-	-	-	-	-	-	-	237
Dividend reinvestment plan	13,270	101	-	-	-	-	-	-	-	-	-	101
Preferred stock issued, net	-	-	-	-	-	40,688	27,620	-	-	-	-	68,308
Cash dividends:
Common stock, $.10 per share	-	-	-	-	-	-	-	(911)	-	-	-	(911)
Preferred stock, net of accretion	-	-	-	240	-	-	-	(1,202)	-	-	-	(962)
Balance, June 30, 2012	9,153,886	$87,914	$2,412	$30,477	$17,161	$40,688	$27,620	$27,517	$(3,018)	$3,018	$3,750	$237,539

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Operating Activities
Net income	$4,016	$3,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,509	6,532
Depreciation and amortization	1,384	996
Amortization of premiums, net	447	246
Amortization of core deposit intangible	265	196
Accretion of fair value purchase accounting adjustments	(2,173)	(2,537)
Stock-based compensation	237	148
Deferred compensation	420	236
Earnings on bank-owned life insurance	(805)	(845)
Gain on acquisition	(7,734)	-
Net gain on investment securities available for sale	(1,619)	(136)
Loss on sale of premises and equipment	183	-
Losses on other real estate owned	2,631	1,818
Gain on sale of loans (mortgage fees)	(2,494)	(605)
Origination of loans held for sale	(113,304)	(25,279)
Proceeds from sales of loans held for sale	107,601	30,726
Decrease in accrued interest receivable	1,189	1,655
Decrease in FDIC indemnification asset	33,331	10,310
(Increase) decrease in other assets	847	(1,737)
Increase (decrease) in accrued expenses and other liabilities	240	(2,832)
Other operating activities, net	3,793	2,049
Net cash provided by operating activities	41,964	24,052
Investing Activities
Purchases of investment securities available for sale	(9,395)	(17,741)
Purchases of investment securities held to maturity	(4,584)	-
Proceeds from sales of investment securities available for sale	39,571	26,859
Proceeds from maturities and prepayments of investment securities available for sale	21,552	17,172
(Purchase) redemption of Federal Home Loan Bank stock	1,912	(202)
Net increase in loans	(54,341)	(47,685)
Purchases of premises and equipment	(4,686)	(4,939)
Proceeds from sales of premises and equipment	283	-
Investment in other real estate owned	(780)	(261)
Proceeds from sales of other real estate owned	25,600	10,486
Net cash received from acquisitions	29,794	-
Net cash provided by (used in) investing activities	44,926	(16,311)
Financing Activities
Net increase (decrease) in deposits	(81,765)	22,513
Net decrease in short-term borrowings	(57,740)	(28,075)
Preferred stock issued, net of issuance costs	68,308	-
Common stock issued from exercise of stock options	138	41
Common stock issued pursuant to dividend reinvestment plan	101	103
Cash dividends paid, net of accretion	(1,873)	(1,867)
Net cash used in financing activities	(72,831)	(7,285)
Net increase in cash and cash equivalents	14,059	456
Cash and cash equivalents, beginning of period	55,829	30,087
Cash and cash equivalents, end of period	$69,888	$30,543

See accompanying notes.

BNC BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)

Supplemental Statement of Cash Flows Disclosure
Interest paid	$16,856	$14,606
Income taxes paid	1,606	1,101
Summary of Noncash Investing and Financing Activities
Increase in fair value of investment securities available for sale, net of tax	$675	$4,246
Increase (decrease) in fair value of cash flow hedge, net of tax	2,065	(437)
Transfer of loans to foreclosed real estate	23,716	21,932
FDIC indemnification asset increase for losses, net	9,520	1,820
Acquisition:		.
Fair value of assets acquired	60,915	-
Fair value of liabilities assumed	56,163	-
Net assets acquired (net after-tax gain)	4,752	-

BNC BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary Bank of North Carolina (“BNC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform to current period presentation.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report. There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be critical accounting policies and estimates since the Annual Report on Form 10-K.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. The accounting principles and methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

NOTE 2 – ACQUISITIONS

FDIC-Assisted Acquisition

On June 8, 2012, BNC acquired certain assets and liabilities of Carolina Federal Savings Bank, Charleston, South Carolina, a federal thrift organized under the laws of the United States and headquartered in Charleston, South Carolina (“Carolina Federal”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver of Carolina Federal (the “Acquisition”), pursuant to a purchase and assumption agreement dated as of June 8, 2012 (the “Agreement”). Carolina Federal operated two branches in the Charleston market, allowing BNC to further expand its geographical footprint throughout coastal South Carolina.

Under the terms of the Agreement, BNC acquired approximately $32 million in performing loans and assumed approximately $53 million in local deposits from the FDIC as receiver of Carolina Federal. There is no loss sharing arrangement with the FDIC with respect to this transaction. The FDIC paid BNC an asset discount amount of $10.7 million at closing and the deposits were acquired without a premium.

The terms of the Agreement provide for the FDIC to indemnify BNC against certain claims, including claims with respect to liabilities and assets of Carolina Federal or any of its affiliates not assumed or otherwise purchased by BNC, with respect to claims made by shareholders of Carolina Federal, and with respect to claims based on any action by Carolina Federal’s directors, officers, and other employees.

BNC has determined this acquisition constitutes a business combination as defined by FASB ASC Topic 805: Business Combinations (“ASC Topic 805”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. BNC has recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with ASC Topic 805.

The estimated fair value is subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. During this one year period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed as of the acquisition date or if the change results from an event that occurred after the date of acquisition.

A summary of the assets received and liabilities assumed from the FDIC for Carolina Federal and the estimated fair value adjustments resulting in the net after-tax gain are as follows (dollars in thousands):

	June 8, 2012
	As recorded by	Fair value		As recorded
	Carolina Federal	adjustments		by BNC
Assets
Cash and due from banks	$8,394	$-		$8,394
Federal Home Loan Bank stock, at cost	112	-		112
Loans	32,328	(2,862	)(1)	29,466
Accrued interest receivable	124	-		124
Core deposit intangible	-	93	(2)	93
Other assets	35	1,291	(3)	1,326
Total assets acquired	$40,993	$(1,478)		$39,515
Liabilities
Deposits	$52,992	$148	(4)	$53,140
Deferred tax liability	-	2,981	(5)	2,981
Other liabilities	42	-		42
Total liabilities assumed	53,034	3,129		56,163
Excess of liabilitites assumed over assets acquired	$(12,041)
Aggregate fair value adjustments		$(4,607)
Cash received from the FDIC				21,400
Net assets acquired (net after-tax gain)				$4,752

Explanation of fair value adjustments:

(1)- Adjustment for the fair value of the acquired loan portfolio.

(2)- Adjustment for the estimated value of the core deposit intangible.

(3)- Adjustment for amount due to BNC from the FDIC.

(4)- Adjustment for fair value of time deposits.

(5)- Adjustment for the deferred tax liability from the acquisition gain.

In connection with the transaction, BNC recorded $4.8 million in net after-tax gain ($7.7 million pre-tax gain) associated with the acquisition. The net gain represents the excess of the estimated fair value of the assets acquired, including cash received from the FDIC, over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. To the extent there are additional adjustments to the respective acquisition date fair values up to one year following the respective acquisition, there will be additional adjustments to the gain currently recorded.

NOTE 3 – ISSUANCE OF COMMON AND PREFERRED STOCK

On May 31, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with approximately 19 accredited investors and certain directors of the Company and their affiliates (the “Investors”). Pursuant to the Purchase Agreement, the Investors agreed to purchase an aggregate of 38,885 shares of the Company’s Mandatorily Convertible Cumulative Non-Voting Preferred Stock, Series C (the “Series C Preferred Stock”) at a price of $1,000 per share, and an aggregate of 8,200 shares of the Company’s Mandatorily Convertible Cumulative Non-Voting Preferred Stock, Series B-1 (the “Series B-1 Preferred Stock” and, together with the Series C Preferred Stock, the “Preferred Stock”) at a price of $1,000 per share. The purchase of the Series C Preferred Stock and the Series B-1 Preferred Stock was part of a private placement in which Aquiline BNC Holdings LLC (“Aquiline”) also participated (the “Private Placement”). As part of the Private Placement, Aquiline has agreed to purchase 21,115 shares of the Series B-1 Preferred Stock at a price of $1,000 per share and 4,300 shares of the Series C Preferred Stock at a price of $1,000 per share. The Aquiline Agreement also amends the terms of the Investment Agreement, dated June 14, 2010, by and between the Company and Aquiline.

The above private placement totaled $72.5 million and closed on June 8, 2012. Proceeds from the private placement, after deducting issuance costs, were $40.7 million and $27.6 million for Series B-1 Preferred Stock issued and Series C Preferred Stock issued, respectively. The amount of issuance costs for the Series B-1 Preferred Stock and Series C Preferred Stock was $2.5 million and $1.7 million, respectively.

On July 17, 2012, the Company’s shareholders approved, pursuant to NASDAQ Marketplace Rule 5635 and the terms of the Preferred Stock, the conversion of the Series C Preferred Stock into 6,168,966 shares of no par value Common Stock, and the conversion of the Series B-1 Preferred Stock into 4,187,646 shares of no par value Non-Voting Common Stock, in each case, at the conversion price of $7.00035. The conversion was effective on July 20, 2012.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares and participating securities outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common stock during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock awards and the warrant issued pursuant to the United States Treasury’s Capital Purchase Program (collectively referred to herein as “Stock Rights”). Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts were calculated as follows (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income available to common shareholders	$1,690	$992	$2,814	$1,909
Add: Cash dividends on convertible preferred stock	90	90	180	180
Net income available to participating common shareholders	$1,780	$1,082	$2,994	$2,089

Weighted average common shares - basic	11,744,896	9,065,302	10,425,423	9,060,611
Add: Effect of convertible preferred stock	1,804,566	1,804,566	1,804,566	1,804,566
Weighted average participating common shares - basic	13,549,462	10,869,868	12,229,989	10,865,177
Effects of dilutive Stock Rights	6,972	16,294	7,833	17,148
Weighted average participating common shares - diluted	13,556,434	10,886,162	12,237,822	10,882,325

Basic earnings per common share	$0.13	$0.10	$0.24	$0.19
Diluted earnings per common share	$0.13	$0.10	$0.24	$0.19

For the three and six months ended June 30, 2012, there were 669,927 shares of Stock Rights excluded from computing diluted shares outstanding because the exercise price exceeded the market price of the common shares outstanding. For the three and six months ended June 30, 2011, there were 677,590 shares of Stock Rights excluded in computing diluted shares outstanding because the exercise price exceeded the average share value for the periods.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities as of June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2012:	cost	gains	losses	value
Available for sale:
U.S. government agencies	$26,901	$562	$-	$27,463
State and municipals	120,889	9,818	8	130,699
Mortgage-backed securities:
Residential government sponsored	58,598	4,339	-	62,937
Other government sponsored	11,388	711	-	12,099
	$217,776	$15,430	$8	$233,198
Held to maturity:
State and municipals	$95,184	$2,833	$26	$97,991
Other debt securities	6,000	-	1,160	4,840
	$101,184	$2,833	$1,186	$102,831

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2011:	cost	gains	losses	value
Available for sale:
U.S. government agencies	$22,719	$482	$-	$23,201
State and municipals	152,688	7,996	128	160,556
Mortgage-backed securities:
Residential government sponsored	76,622	4,823	9	81,436
Other government sponsored	16,089	892	-	16,981
Other	47	-	-	47
	$268,165	$14,193	$137	$282,221
Held to maturity:
State and municipals	$91,036	$446	$20	$91,462
Other debt securities	6,000	-	1,120	4,880
	$97,036	$446	$1,140	$96,342

The amortized cost and estimated fair value of investment securities at June 30, 2012, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties (dollars in thousands):

	Amortized cost	Fair value
Available for sale:
Due in one year or less	$1,342	$1,387
Due after five through ten years	2,600	2,831
Due after ten years	213,834	228,980
	$217,776	$233,198

Held to maturity:
Due after one year through five years	$887	$895
Due after five through ten years	9,554	8,466
Due after ten years	90,743	93,470
	$101,184	$102,831

At June 30, 2012 and December 31, 2011, investment securities with an estimated fair value of approximately $142.0 million and $156.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following is a summary of realized gains and losses from the sales of investment securities classified as available for sale (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Proceeds from sales	$-	$2,961	$39,571	$26,859

Gross realized gains on sales	$-	$90	$1,720	$655
Gross realized losses on sales	-	(11)	(101)	(519)
Total realized gains, net	$-	$79	$1,619	$136

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012:	value	losses	value	losses	value	losses
Available for sale:
State and municipals	$546	$8	$-	$-	$546	$8
Mortgage-backed	-	-	-	-	-	-
	$546	$8	$-	$-	$546	$8
Held to maturity:
State and municipals	$3,096	$26	$-	$-	$3,096	$26
Other debt securities	-	-	4,840	1,160	4,840	1,160
	$3,096	$26	$4,840	$1,160	$7,936	$1,186

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011:	value	losses	value	losses	value	losses
Available for sale:
State and municipals	$7,559	$98	$2,289	$30	$9,848	$128
Mortgage-backed	6,232	9	-	-	6,232	9
	$13,791	$107	$2,289	$30	$16,080	$137
Held to maturity:
State and municipals	$4,149	$20	$-	$-	$4,149	$20
Other debt securities	-	-	4,880	1,120	4,880	1,120
	$4,149	$20	$4,880	$1,120	$9,029	$1,140

At June 30, 2012, the unrealized losses relate to five state and municipal securities and two corporate debt securities. Of those, the corporate debt securities had continuous unrealized losses for more than twelve months. In determining if any credit losses were evident, the Company noted all of the state and municipal securities are investment grade as of June 30, 2012. In addition, the Company noted that the issuers of the corporate debt securities are financially sound and well capitalized. The Company does not intend to sell, and it is more likely than not that the Company would not be required to sell, these debt securities before the anticipated recovery of the amortized cost basis.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major segments of loans, including loans covered under loss-share agreements with the FDIC (“covered”) and loans not covered under loss-share agreements (“non-covered”) at June 30, 2012 and December 31, 2011, net of unearned income, are summarized below (dollars in thousands):

	June 30, 2012			December 31, 2011
	Covered	Non-covered		Covered	Non-covered
	loans	loans	Total	loans	loans	Total

Commercial real estate	$126,143	$803,193	$929,336	$135,242	$722,826	$858,068
Commercial construction	40,294	166,971	207,265	51,426	175,710	227,136
Commercial and industrial	13,493	127,196	140,689	16,402	124,479	140,881
Leases	-	12,492	12,492	-	12,806	12,806
Total commercial	179,930	1,109,852	1,289,782	203,070	1,035,821	1,238,891
Residential construction	5,713	22,171	27,884	3,992	25,740	29,732
Residential mortgage	95,966	333,968	429,934	109,058	317,949	427,007
Consumer and other	2,970	9,717	12,687	3,913	9,940	13,853
Total loans	$284,579	$1,475,708	1,760,287	$320,033	$1,389,450	1,709,483

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

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected. The changes in the carrying amount and accretable yield of covered acquired loans as of and for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Accretable	Carrying	Accretable	Carrying
	yield	amount	yield	amount

Balance at beginning of period	$(8,387)	$320,033	$(13,009)	$309,342
Additions due to acquisitions	-	-	-	65,587
Reductions from payments and foreclosures, net	-	(36,968)	-	(62,573)
Reclasses from non-accretable to accretable yield	-	-	(3,055)	-
Accretion	1,514	1,514	7,677	7,677
Balance at end of period	$(6,873)	$284,579	$(8,387)	$320,033

The unpaid principal balance for covered loans was $323.2 million and $385.3 million at June 30, 2012 and December 31, 2011, respectively.

For the six months ended June 30, 2012, the acquisition date unpaid balance of loans acquired that did not have credit deterioration was $32.3 million with an estimated fair value of $29.4 million. The discount of $2.9 million will be amortized on a level-yield basis over the economic life of the loans. There were no loans acquired that were considered-credit impaired during the same period.

The Company has the ability to borrow funds from the FHLB and the Federal Reserve Bank. At June 30, 2012 and December 31, 2011, real estate loans with carrying values of $380.1 million and $496.3 million, respectively, were pledged to secure borrowing facilities from these institutions.

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

An analysis of the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
2012	real estate	construction	and industrial	Leases	construction	mortgage	and other	Total
Allowance for loan losses:
Three months ended:
Balance April 1, 2012	$10,695	$13,115	$4,966	$18	$620	$7,250	$58	$36,722
Charge-offs	(2,075)	(5,525)	(1,405)	-	(163)	(1,248)	(87)	(10,503)
Recoveries	4	676	185	-	-	555	6	1,426
Provision (a)	2,630	2,864	1,845	-	193	681	117	8,330
Increase in FDIC indemnification asset (a)	3,081	-	-	-	-	1,800	-	4,881
Balance June 30, 2012	$14,335	$11,130	$5,591	$18	$650	$9,038	$94	$40,856

Six months ended:
Balance January 1, 2012	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008
Charge-offs	(3,789)	(7,689)	(2,130)	-	(180)	(2,587)	(111)	(16,486)
Recoveries	17	865	217	-	-	578	9	1,686
Provision (a)	2,912	4,717	2,798	-	131	2,904	47	13,509
Increase in FDIC indemnification asset (a)	3,406	2,280	368	-	-	5,085	-	11,139
Balance June 30, 2012	$14,335	$11,130	$5,591	$18	$650	$9,038	$94	$40,856

(a)	The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $1.0 million and $2.7 million for the three and six months ended June 30, 2012, respectively. This resulted in an increase in the FDIC indemnification asset of $4.9 million and $11.1 million for the three and six months ended June 30, 2012, respectively , which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loans portfolio of $5.9 million and $13.8 million for the three and six months ended June 30, 2012, respectively.

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
2011	real estate	construction	and industrial	Leases	construction	mortgage	and other	Total
Allowance for loan losses:
Three months ended:
Balance April 1, 2011	$10,614	$4,735	$3,398	$-	$731	$4,645	$202	$24,325
Charge-offs	(2,533)	(634)	(491)	-	(101)	(330)	(21)	(4,110)
Recoveries	56	-	3	16	7	27	17	126
Provision	1,118	1,793	91	19	(58)	98	(29)	3,032
Balance June 30, 2011	$9,255	$5,894	$3,001	$35	$579	$4,440	$169	$23,373

Six months ended:
Balance January 1, 2011	$12,972	$4,525	$3,525	$33	$682	$2,867	$209	$24,813
Charge-offs	(3,106)	(3,332)	(778)	-	(609)	(633)	(21)	(8,479)
Recoveries	57	19	356	16	11	30	18	507
Provision	(668)	4,682	(102)	(14)	495	2,176	(37)	6,532
Balance June 30, 2011	$9,255	$5,894	$3,001	$35	$579	$4,440	$169	$23,373

The following tables provide a breakdown of the recorded investment in loans and the allowance for loan losses based on the method for determining the allowance:

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
June 30, 2012	real estate	construction	and industrial	Leases	construction	mortgage	and other	Total
Ending balances:
Specific reserves:
Impaired loans	$1,575	$2,962	$1,374	$-	$-	$1,144	$-	$7,055
Purchase credit impaired loans	5,978	2,994	458	-	-	4,142	-	13,572
Total specific reserves	7,553	5,956	1,832	-	-	5,286	-	$20,627
General reserves	6,782	5,174	3,759	18	650	3,752	94	20,229
Total	$14,335	$11,130	$5,591	$18	$650	$9,038	$94	$40,856
Loans:
Ending balance:
Individually evaluated for impairment	$24,357	$20,889	$3,783	$-	$786	$18,456	$122	$68,393
Purchase credit impaired loans	22,061	19,917	1,361	-	1,095	22,815	84	67,333
Loans collectively evaluated for impairment	882,918	166,459	135,545	12,492	26,003	388,663	12,481	1,624,561
Total	$929,336	$207,265	$140,689	$12,492	$27,884	$429,934	$12,687	$1,760,287

December 31, 2011
Ending balances:
Specific reserves:
Impaired loans	$1,899	$2,095	$1,340	$-	$-	$819	$12	$6,165
Purchase credit impaired loans	1,583	3,549	9	-	-	268	-	5,409
Total specific reserves	3,482	5,644	1,349	-	-	1,087	12	$11,574
General reserves	8,307	5,313	2,989	18	699	1,971	137	19,434
Total	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008
Loans:
Ending balance:
Individually evaluated for impairment	$18,010	$23,679	$3,231	$-	$899	$12,955	$122	$58,896
Purchase credit impaired loans	22,895	22,704	2,619	-	1,584	22,234	91	72,127
Loans collectively evaluated for impairment	817,163	180,753	135,031	12,806	27,249	391,818	13,640	1,578,460
Total	$858,068	$227,136	$140,881	$12,806	$29,732	$427,007	$13,853	$1,709,483

The following presents by loan segment, information related to impaired loans as of June 30, 2012 and December 31, 2011 (dollars in thousands):

				Impaired loans - with
	Impaired loans - with allowance			no allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
June 30, 2012:	investment	balance	allocated	investment	balance
Non-covered:
Commercial real estate	$12,605	$10,316	$1,575	$14,083	$14,041
Commercial construction	12,484	11,315	2,962	9,640	9,574
Commercial and industrial	3,261	3,194	1,374	596	589
Residential construction	364	363	-	437	423
Residential mortgage	8,531	8,386	1,144	10,218	10,070
Consumer and other	-	-	-	124	122
Total non-covered	37,245	33,574	7,055	35,098	34,819
Covered:
Commercial real estate	12,736	17,449	5,978	7,174	11,898
Commercial construction	5,132	8,345	2,994	13,870	17,820
Commercial and industrial	458	458	458	902	936
Residential construction	-	-	-	1,095	2,168
Residential mortgage	7,711	10,761	4,142	15,104	18,635
Consumer and other	-	-	-	84	88
Total covered	26,037	37,013	13,572	38,229	51,545
Total loans	$63,282	$70,587	$20,627	$73,327	$86,364

				Impaired loans - with
	Impaired loans - with allowance			no allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
December 31, 2011:	investment	balance	allocated	investment	balance
Non-covered:
Commercial real estate	$5,030	$5,010	$1,899	$13,027	$13,000
Commercial construction	10,604	10,563	2,095	13,171	13,116
Commercial and industrial	2,622	2,606	1,340	627	625
Residential construction	-	-	-	901	899
Residential mortgage	8,413	8,401	819	4,568	4,554
Consumer and other	122	122	12	-	-
Total non-covered	26,791	26,702	6,165	32,294	32,194
Covered:
Commercial real estate	10,916	12,748	1,583	11,985	16,055
Commercial construction	5,612	8,366	3,549	17,100	27,002
Commercial and industrial	-	-	9	2,619	3,439
Residential construction	-	-	-	1,584	2,591
Residential mortgage	580	945	268	21,655	30,928
Consumer and other	-	-	-	91	94
Total covered	17,108	22,059	5,409	55,034	80,109
Total loans	$43,899	$48,761	$11,574	$87,328	$112,303

The following presents by loan segment, information related to the average investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income	recorded	income
	investment	recognized	investment	recognized	investment	recognized	investment	recognized
Impaired loans with allowance:
Commercial real estate	$7,375	$90	$6,527	$23	$12,867	$140	$6,597	$65
Commercial construction	10,042	105	10,844	46	15,064	157	9,049	52
Commercial and industrial	2,783	17	351	-	2,905	45	600	-
Residential construction	121	1	6,863	4	61	1	3,586	4
Residential mortgage	5,824	57	820	52	7,186	98	1,611	52
Total impaired loans with allowance	$26,145	$270	$25,405	$125	$38,083	$441	$21,443	$173
Impaired loans with no allowance:
Commercial real estate	$16,497	$182	$31,544	$38	$20,240	$294	$36,270	$108
Commercial construction	10,512	106	34,793	87	17,090	188	39,851	141
Commercial and industrial	1,013	12	4,904	24	1,556	15	5,283	24
Leases	-	-	-	-	-	-	2	-
Residential construction	1,060	14	3,247	9	2,007	23	2,622	9
Residential mortgage	8,468	97	26,138	7	18,846	110	25,948	55
Consumer and other	41	1	46	-	123	1	151	-
Total impaired loans with no allowance	$37,591	$412	$100,672	$165	$59,862	$631	$110,127	$337
Impaired loans:
Commercial	$48,222	$512	$88,963	$218	$69,722	$839	$97,652	$390
Consumer	15,514	170	37,114	72	28,223	233	33,918	120
Total impaired loans	$63,736	$682	$126,077	$290	$97,945	$1,072	$131,570	$510

For the three and six months ended June 30, 2012 and 2011, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. For the three and six months ended June 30, 2012 and 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following presents by loan segment, an aging analysis of past due loans as of June 30, 2012 and December 31, 2011 (dollars in thousands):

			Greater
			than
	30-59 days	60-89 days	90 days		Total		Total
June 30, 2012:	past due	past due	past due	Nonaccrual	past due	Current	loans
Non-covered:
Commercial real estate	$1,572	$3,439	$-	$4,181	$9,192	$794,001	$803,193
Commercial construction	99	1,128	-	8,683	9,910	157,061	166,971
Commercial and industrial	66	-	-	3,100	3,166	124,030	127,196
Leases	-	-	-	-	-	12,492	12,492
Residential construction	-	-	-	423	423	21,748	22,171
Residential mortgage	2,412	1,971	-	8,959	13,342	320,626	333,968
Consumer and other	16	57	-	5	78	9,639	9,717
Total non-covered	4,165	6,595	-	25,351	36,111	1,439,597	1,475,708
Covered:
Commercial real estate	4,635	35	-	17,430	22,100	104,043	126,143
Commercial construction	38	286	-	18,913	19,237	21,057	40,294
Commercial and industrial	35	45	-	1,361	1,441	12,052	13,493
Residential construction	-	-	-	1,095	1,095	4,618	5,713
Residential mortgage	853	953	-	22,815	24,621	71,345	95,966
Consumer and other	10	17	5	81	113	2,857	2,970
Total covered	5,571	1,336	5	61,695	68,607	215,972	284,579
Total loans	$9,736	$7,931	$5	$87,046	$104,718	$1,655,569	$1,760,287

			Greater
			than
	30-59 days	60-89 days	90 days		Total		Total
December 31, 2011:	past due	past due	past due	Nonaccrual	past due	Current	loans
Non-covered:
Commercial real estate	$1,668	$-	$-	$6,197	$7,865	$714,961	$722,826
Commercial construction	1,068	99	-	6,562	7,729	167,981	175,710
Commercial and industrial	10	11	-	513	534	123,945	124,479
Leases	122	-	-	-	122	12,684	12,806
Residential construction	-	-	-	143	143	25,597	25,740
Residential mortgage	749	445	-	6,028	7,222	310,727	317,949
Consumer and other	18	-	-	-	18	9,922	9,940
Total non-covered	3,635	555	-	19,443	23,633	1,365,817	1,389,450
Covered:
Commercial real estate	6,297	1,515	858	19,692	28,362	106,880	135,242
Commercial construction	670	2,660	585	21,634	25,549	25,877	51,426
Commercial and industrial	54	19	14	2,619	2,706	13,696	16,402
Residential construction	-	-	-	1,584	1,584	2,408	3,992
Residential mortgage	1,455	667	3,943	22,234	28,299	80,759	109,058
Consumer and other	71	81	25	91	268	3,645	3,913
Total covered	8,547	4,942	5,425	67,854	86,768	233,265	320,033
Total loans	$12,182	$5,497	$5,425	$87,297	$110,401	$1,599,082	$1,709,483

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

The following presents by loan segment and by credit quality indicator, the recorded investment in the Company’s loans as of June 30, 2012 and December 31, 2011 (dollars in thousands):

		Pass	Special
June 30, 2012:	Total	credits	mention	Substandard	Doubtful	Loss
Non-covered
Commercial real estate	$803,193	$724,409	$38,645	$40,139	$-	$-
Commercial construction	166,971	122,979	22,009	21,952	31	-
Commercial and industrial	127,196	118,115	4,235	4,846	-	-
Leases	12,492	12,492	-	-	-	-
Residential construction	22,171	19,265	223	2,683	-	-
Residential mortgage	333,968	285,204	24,587	24,177	-	-
Consumer and other	9,717	9,212	318	187	-	-
Total non-covered	1,475,708	1,291,676	90,017	93,984	31	-
Covered:
Commercial real estate	126,143	79,666	15,715	18,616	12,016	130
Commercial construction	40,294	16,721	2,087	11,254	10,232	-
Commercial and industrial	13,493	8,535	2,299	1,790	869	-
Residential construction	5,713	2,031	2,012	1,554	116	-
Residential mortgage	95,966	51,676	15,885	19,643	8,442	320
Consumer and other	2,970	2,662	219	65	24	-
Total covered	284,579	161,291	38,217	52,922	31,699	450
Total loans	$1,760,287	$1,452,967	$128,234	$146,906	$31,730	$450

		Pass	Special
December 31, 2011:	Total	credits	mention	Substandard	Doubtful	Loss
Non-covered
Commercial real estate	$722,826	$661,628	$17,558	$43,640	$-	$-
Commercial construction	175,710	134,228	7,358	34,124	-	-
Commercial and industrial	124,479	115,441	3,485	5,470	83	-
Leases	12,806	12,806	-	-	-	-
Residential construction	25,740	21,557	275	3,908	-	-
Residential mortgage	317,949	276,513	20,705	20,731	-	-
Consumer and other	9,940	9,338	432	170	-	-
Total non-covered	1,389,450	1,231,511	49,813	108,043	83	-
Covered:
Commercial real estate	135,242	87,891	10,661	26,532	10,148	10
Commercial construction	51,426	17,497	3,856	13,360	16,621	92
Commercial and industrial	16,402	10,405	2,066	1,589	1,317	1,025
Residential construction	3,992	1,641	592	1,571	188	-
Residential mortgage	109,058	59,268	14,949	21,872	12,850	119
Consumer and other	3,913	3,574	98	226	13	2
Total covered	320,033	180,276	32,222	65,150	41,137	1,248
Total loans	$1,709,483	$1,411,787	$82,035	$173,193	$41,220	$1,248

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

The following table provides a summary of loans modified as TDRs at June 30, 2012 and December 31, 2011 (dollars in thousands):

				Allowance for
			Total	loan losses
	Accrual	Nonaccrual	TDRs	allocated
June 30, 2012:
Commercial real estate	$11,895	$8,840	$20,735	$394
Commercial construction	11,828	5,026	16,854	2,034
Commercial and industrial	484	2,339	2,823	1,167
Residential mortgage	9,732	5,734	15,466	801
Consumer and other	122	-	122	-
Total modifications	$34,061	$21,939	$56,000	$4,396

				Allowance for
			Total	loan losses
	Accrual	Nonaccrual	TDRs	allocated
December 31, 2011:
Commercial real estate	$12,869	$1,694	$14,563	$584
Commercial construction	18,187	1,118	19,305	1,193
Commercial and industrial	2,718	-	2,718	1,203
Residential construction	755	-	755	-
Residential mortgage	6,864	1,989	8,853	590
Consumer and other	122	-	122	-
Total modifications	$41,515	$4,801	$46,316	$3,570

As of June 30, 2012 and December 31, 2011 the Company had no available commitments outstanding on TDRs.

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

The following table presents new TDRs, by modification category, for the three and six months ended June 30, 2012 and 2011 (dollars in thousands). All balances represent the recorded investment as of the end of the period in which the modification was made.

			Interest
Three Months Ended	Rate	Term	only	Combination	Total
June 30, 2012:	modifications	modifications	modifications	modifications	modifications

Commercial real estate	$-	$2,024	$1,141	$8,596	$11,761
Commercial construction	-	12	1,313	-	1,325
Commercial and industrial	-	34	-	294	328
Residential mortgage	-	456	3,233	2,778	6,467
Total modifications	$-	$2,526	$5,687	$11,668	$19,881
Total number of contracts	-	4	10	6	20

			Interest
Six Months Ended	Rate	Term	only	Combination	Total
June 30, 2012:	modifications	modifications	modifications	modifications	modifications

Commercial real estate	$-	$2,517	$1,141	$10,625	$14,283
Commercial construction	-	641	1,313	-	1,954
Commercial and industrial	-	34	-	294	328
Residential mortgage	-	456	3,233	2,896	6,585
Total modifications	$-	$3,648	$5,687	$13,815	$23,150
Total number of contracts	-	6	10	12	28

			Interest
Three Months Ended	Rate	Term	only	Combination	Total
June 30, 2011:	modifications	modifications	modifications	modifications	modifications

Commercial construction	$-	$52	$155	$2,652	$2,859
Residential construction	-	715	-	-	715
Residential mortgage	-	1,191	-	515	1,706
Total modifications	$-	$1,958	$155	$3,167	$5,280
Total number of contracts	-	7	2	2	11

			Interest
Six Months Ended	Rate	Term	only	Combination	Total
June 30, 2011:	modifications	modifications	modifications	modifications	modifications

Commercial real estate	$-	$659	$1,606	$4,136	$6,401
Commercial construction	783	52	13,998	4,125	18,958
Commercial and industrial	25	-	-	2,284	2,309
Residential construction	-	392	-	-	392
Residential mortgage	878	1,190	1,315	6,987	10,370
Total modifications	$1,686	$2,293	$16,919	$17,532	$38,430
Total number of contracts	5	7	12	12	36

The following table summarizes the period end balance for modifications that experienced a payment default that have been classified as a TDR during the previous 12 months (dollars in thousands). The Company defines payment default as movement of the TDR to non-accrual status.

		Three Months		Six Months
	Number of	Ended	Number of	Ended
	contracts	June 30, 2012	contracts	June 30, 2012
Commercial real estate	2	$1,684	2	$1,684
Commercial construction	-	-	4	3,986
Comercial and industrial	2	2,339	2	2,339

		Three Months		Six Months
	Number of	Ended	Number of	Ended
	contracts	June 30, 2011	contracts	June 30, 2011
Commercial real estate	-	$-	1	$1,126
Commercial construction	2	176	3	6,297

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity for the three and six months ended June 30, 2012 and 2011 is summarized below (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Loans held for sale at June 30,	$17,793	$1,909	$17,793	$1,909
Proceeds from sales of loans held for sale	61,708	9,884	107,601	30,726
Mortgage fees	1,378	243	2,494	605

NOTE 7 – FDIC INDEMNIFICATION ASSET

The FDIC indemnification asset activity for the three and six months ended June 30, 2012 and 2011 is summarized as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance at beginning of period	$73,521	$68,355	$91,851	$69,493
Accretion of present value discount, net	-	-	631	-
Post-acquisition adjustments	8,191	(169)	13,332	1,820
Receipt of payments from FDIC	(9,229)	(7,183)	(33,331)	(10,310)
Balance at end of period	$72,483	$61,003	$72,483	$61,003

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

During the first quarter of 2009, the Company entered into a five-year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. Under this cash flow hedge relationship, the Company has structured a synthetic cap, where the objective is to offset the effect of interest rate changes, whenever funding rates are higher than the strike rate of the synthetic cap. During the third quarter of 2009, the Company paid $24.0 million to self-finance the transaction, thus securing a traditional interest rate cap. From this modification, the Company achieved significantly reduced funding costs. Going forward, the amounts reclassified from other comprehensive income into earnings are expected to be more than compensated for by the reduced variable rate funding costs, as the hedge only covers a portion of the Company’s variable interest rate exposure.  The fair value of this derivative, which is designated as a hedging instrument under ASC Topic 815: Derivatives and Hedging, is a follows (dollars in thousands):

		June 30, 2012		December 31, 2011
	Notional	Balance Sheet		Balance Sheet
	amount	location	Fair value	location	Fair value

Derivative designated as hedging instrument	$250,000	Other assets	$202	Other assets	$634

The Company has recorded $8.8 million loss, net of tax, as accumulated other comprehensive income at June 30, 2012, and expects $5.2 million, net of tax, to be reclassified into earnings within the next 12 months. The following table presents the losses recorded in the Consolidated Statements of Income and other comprehensive income (“OCI”) in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges (dollars in thousands, net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Amount of net loss recorded in OCI (effective portion)	$135	$1,913	$266	$1,693
Amount of net loss reclassified from OCI to earnings (1)	1,152	628	2,331	1,256
Amount of ineffectiveness recorded	-	-	-	-

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income

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

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

Goodwill and identified intangible assets, with indefinite lives, are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by a valuation model. The goodwill and other intangible activity for the six months ended June 30, 2012 is summarized as follows (dollars in thousands):

		Other
	Goodwill	Intangibles	Total

Balance at December 31, 2011	$26,129	$2,986	$29,115
Acquisitions	-	93	93
Amortization	-	(265)	(265)
Balance at June 30, 2012	$26,129	$2,814	$28,943

The most recent test for goodwill impairment, conducted as of June 30, 2012, concluded that there was no goodwill impairment. No impairment charges were recognized during the six months ended June 30, 2012.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The balances in accumulated other comprehensive income at June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	June 30,	December 31,
	2012	2011
Unrealized holding gains – investment securities available for sale, net of tax	$9,477	$8,637
Unrealized holding gains – investment securities transferred from available for sale to held to maturity, net of tax	3,046	3,211
Unrealized holding losses – cash flow hedge instruments, net of tax	(8,773)	(10,838)
Total accumulated other comprehensive income	$3,750	$1,010

NOTE 11 - FAIR VALUE MEASUREMENTS

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Assets
	measured at	Fair value measured using
Description	fair value	Level 1	Level 2	Level 3
At June 30, 2012:
Investment securities available for sale:
U.S. government agencies	$27,463	$-	$27,463	$-
State and municipals	130,699	-	130,699	-
Mortgage-backed securities:
Residential government sponsored	62,937	-	62,937	-
Other government sponsored	12,099	-	12,099	-
Total investment securities available for sale	233,198	-	233,198	-
Interest rate cap	202	-	202	-
Total assets measured at fair value on a recurring basis	$233,400	$-	$233,400	$-

At December 31, 2011:
Investment securities available for sale:
U.S. government agencies	$23,201	$-	$23,201	$-
State and municipals	160,556	-	160,556	-
Mortgage-backed securities:
Residential government sponsored	81,436	-	81,436	-
Other government sponsored	16,981	-	16,981	-
Other	47	-	47	-
Total investment securities available for sale	282,221	-	282,221	-
Interest rate cap	634	-	634	-
Total assets measured at fair value on a recurring basis	$282,855	$-	$282,855	$-

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

Impaired Loans. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2 valuation. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as Level 3 valuation. At June 30, 2012 and December 31, 2011, all of the impaired loans were recorded as Level 3 valuation.

Other Real Estate Owned. Fair values of other real estate owned are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. At June 30, 2012 and December 31, 2011, all of the other real estate owned were recorded as Level 3 valuation.

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Assets
	measured at	Fair value measured using
Description	fair value	Level 1	Level 2	Level 3
At June 30, 2012:
Loans held for sale	17,793	-	17,793	-
Impaired loans	115,099	-	-	115,099
Other real estate owned	58,760	-	-	58,760
Total assets measured at fair value on a nonrecurring basis	$191,652	$-	$17,793	$173,859

At December 31, 2011:
Loans held for sale	9,596	-	9,596	-
Impaired loans	119,449	-	-	119,449
Other real estate owned	68,504	-	-	68,504
Total assets measured at fair value on a nonrecurring basis	$197,549	$-	$9,596	$187,953

Goodwill and other intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets as Level 3 valuation. At June 30, 2012 and December 31, 2011 there were no fair value adjustments related to $26.1 million of goodwill, and other intangible assets of $2.8 million and $3.0 million, respectively.

Below is a table that presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2012 (dollar in thousands):

	Fair value at			Range of
Description	June 30, 2012	Valuation methodology	Unobservable inputs	inputs

Impaired loans	$115,099	Appraised value	Discount to reflect current market conditions and ultimate collectibility	0% - 20%

Other real estate owned	58,760	Appraised value	Discount to reflect current market conditions	0% - 18%

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

The carrying value and estimated fair value of our financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows:

	June 30, 2012
	Carrying	Estimated
	value	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$69,888	$69,888	$69,888	$-	$-
Investment securities available for sale	233,198	233,198	-	233,198	-
Investment securities held to maturity	101,184	102,831	-	102,831	-
Federal Home Loan Bank stock	7,359	7,359	-	7,359	-
Loans held for sale	17,793	17,793	-	17,793	-
Loans receivable, net	1,719,431	1,709,764	-	1,594,665	115,099
Accrued interest receivable	9,110	9,110	-	9,110	-
FDIC indemnification asset	72,483	72,483	-	-	72,483
Investment in bank-owned life insurance	49,099	49,099	-	49,099	-
Interest rate cap derivative	202	202	-	202	-
Financial liabilities:
Demand deposits and savings	$1,140,835	$1,140,835	$-	$1,140,835	$-
Time deposits	948,658	961,854	-	961,854	-
Short-term borrowings	12,471	12,471	-	12,471	-
Long-term debt	93,713	85,805	-	85,805	-
Accrued interest payable	1,126	1,126	-	1,126	-

	December 31, 2011
	Carrying	Estimated
	value	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$55,829	$55,829	$55,829	$-	$-
Investment securities available for sale	282,221	282,221	-	282,221	-
Investment securities held to maturity	97,036	96,342	-	96,342	-
Federal Home Loan Bank stock	9,159	9,159	-	9,159	-
Loans held for sale	9,596	9,596	-	9,596	-
Loans receivable, net	1,678,475	1,670,586	-	1,551,137	119,449
Accrued interest receivable	10,174	10,174	-	10,174	-
FDIC indemnification asset	91,851	91,851	-	-	91,851
Investment in bank-owned life insurance	48,294	48,294	-	48,294	-
Interest rate cap derivative	634	634	-	634	-
Financial liabilities:
Demand deposits and savings	$1,055,090	$1,055,090	$-	$1,055,090	$-
Time deposits	1,063,097	1,080,175	-	1,080,175	-
Short-term borrowings	70,211	70,211	-	70,211	-
Long-term debt	93,713	86,144	-	86,144	-
Accrued interest payable	1,379	1,379	-	1,379	-

The following methods and assumptions were used to estimate the fair value of financial instruments that have not been previously discussed:

Cash and cash equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair value of those assets.

Investment Securities held to maturity - The fair values of investment securities held to maturity are recorded at quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

Federal Home Loan Bank stock - The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Company, in order to be a member of the FHLB, is required to maintain a minimum investment.

Loans receivable, net - The fair values for loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms and credit ratings for the same remaining maturities, adjusted for the allowance for loan losses.

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

Short-term borrowings – The carrying amount of short-term borrowings is assumed to approximate fair value.

Long-term debt – The fair value is estimated by discounting the future contractual cash flows using current market interest rates for similar debt over the same remaining term.

NOTE 12 – OFF-BALANCE SHEET RISK

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

At June 30, 2012 and December 31, 2011, outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk were as follows (dollars in thousands):

	June 30,	December 31,
	2012	2011

Commitments under unfunded loans and lines of credit	$224,159	$199,430
Standby letters of credit	11,582	13,122
Unused credit card lines	4,869	5,827
Commitments to sell loans held for sale	17,793	9,596

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no proceedings expected to have a material adverse effect on the financial statements of the Company. The Company has pending litigation as a result of the Beach First acquisition and could have potential litigation from the Blue Ridge and Carolina Federal acquisitions, but any resulting losses are covered by the terms of the FDIC’s purchase and assumption agreement.

NOTE 13 – SHARE-BASED COMPENSATION

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

A summary of option activity under the stock option plans as of June 30, 2012 and changes during the six months ended June 30, 2012 is presented below (dollars in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value

Outstanding at December 31, 2011	195,125	$10.19
Granted	-	-
Exercised	(48,092)	5.95
Forfeited or expired	(12,040)	6.95
Outstanding at June 30, 2012	134,993	$11.99	3.5 years	$10
Exercisable at June 30, 2012	123,787	$12.31	3.1 years	$7
Share options expected to vest	11,206	$8.36	7.4 years	$3

The related compensation expense recognized for stock option awards for the six months ended June 30, 2012 and 2011 was $7,000 and $7,000, respectively. As of June 30, 2012, there was $24,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.1 years. For the six months ended June 30, 2012, the intrinsic value of options exercised amounted to $85,000.

Restricted Stock Awards. A summary of the status of the Company’s non-vested stock awards as of June 30, 2012 and changes during the six months ended June 30, 2012 is presented below (dollars in thousands, except per share data):

		Weighted
		average
	Number of	grant date
	shares	fair value

Non-vested at December 31, 2011	70,124	$7.42
Granted	15,750	7.38
Vested	(10,395)	8.37
Non-vested at June 30, 2012	75,479	$7.29

The related compensation expense recognized for restricted stock awards for the six months ended June 30, 2012 was $230,000. As of June 30, 2012, there was $238,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.04 years.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

In December 2011 the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS. However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 15 – OTHER EVENTS – ENTRY INTO A MATERIAL DEFINITIVE AGREEMENTS

KeySource Agreement

On December 21, 2011, the Company entered into an Agreement and Plan of Merger (the “KeySource Agreement”) with KeySource Financial, Inc., a North Carolina corporation (“KeySource”), pursuant to which KeySource will, on the terms and subject to the conditions set forth in the KeySource Agreement, merge with and into the Company so that the Company is the surviving corporation in the merger (the “Merger”). Simultaneous with the Merger, or as soon as is practicable thereafter, KeySource Commercial Bank, a North Carolina banking corporation and a wholly-owned subsidiary of KeySource, will be merged with and into BNC. The Company and KeySource anticipate that the Merger will close in the third quarter of 2012, subject to customary closing conditions, including regulatory approval.

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

BHR Purchase Agreement

On April 27, 2012, the Company’s wholly owned banking subsidiary, Bank of North Carolina, entered into a purchase and assumption agreement with The Bank of Hampton Roads (“BHR”), a subsidiary of Hampton Roads Bankshares, Inc. (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Bank of North Carolina will purchase the deposits and certain other assets of BHR’s banking operations located at Preston Corners in Cary, North Carolina and Meadowmont Village Circle in Chapel Hill, North Carolina. Consummation of the transaction is subject to numerous conditions as well as regulatory approvals. Bank of North Carolina intends to operate the branches if acquired.

First Trust Agreement

On June 4, 2012, the Company, BNC and First Trust Bank (“First Trust”) entered into an Agreement and Plan of Merger (the “First Trust Agreement”). Pursuant to the First Trust Agreement, First Trust will, on the terms and subject to the conditions set forth in the First Trust Agreement, merge with and into BNC, so that BNC is the surviving banking corporation in the merger (the “Merger”). BNC will continue to be a wholly-owned subsidiary of the Company. The Company, BNC and First Trust anticipate that the Merger will close in the fourth quarter of 2012, subject to customary closing conditions, including regulatory approval and approval of First Trust’s shareholders.

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $2.50 per share, of First Trust issued and outstanding immediately before the Effective Time (the “First Trust Common Stock”), except for shares of First Trust Common Stock owned by First Trust or the Company (other than certain trust account shares), will be converted, at the election of the shareholder of such stock, into the right to receive either: (i) cash in the amount of $7.25 per share or (ii) 0.98 shares of the Common Stock of the Company. The Company will issue a maximum of 3,276,266 shares of Common Stock in connection with the Merger. Any holder of shares of First Trust Common Stock who perfects such holders’ dissenters’ rights of appraisal in accordance with and as contemplated by the North Carolina Business Corporation Act (the “NCBCA”) shall be entitled to receive the value of such shares in cash as determined pursuant to such provision of the NCBCA.

The First Trust Agreement requires First Trust to call a meeting of its shareholders to be held after the date of the First Trust Agreement for the purpose of obtaining the requisite shareholder approval required in connection with the Merger. Pursuant to the First Trust Agreement, prior the Effective Time, James T. Bolt, Jr., President and Chief Executive Officer of First Trust, shall have entered into an employment agreement with the Company and BNC, Mr. Bolt and John J. Keane, Senior Vice President and Chief Credit Officer of First Trust, shall have each entered into noncompetition agreements that will begin upon their termination of employment with First Trust and Jean R. Galloway, Senior Vice President and Chief Financial Officer of First Trust, shall have entered into a consulting agreement that will begin upon her termination of employment with First Trust. All of the foregoing agreements will become effective only upon consummation of the Merger at the Effective Time.

In addition to Mr. Bolt, who shall be appointed to the Company’s board of directors upon the Effective Time, the First Trust Agreement also requires the Company to offer one member of the First Trust board of directors (the “First Trust Board”) a seat as a non-management member on the Company’s board of directors until the Company’s next annual meeting of shareholders following the Effective Time, and the Company shall use all reasonable efforts to arrange for such member to sit for election to a regular term at the Company’s next annual meeting of shareholders. The Company is also required to offer, for a concurrent period of time (but not to exceed two years), one member of the First Trust Board a seat as a non-management  member on the board of directors of each subsidiary of the Company, the composition of which is the same as the Company’s then-current board of directors.

The obligation of the Company to effect the Merger is subject to the satisfaction or waiver by the Company, at or before the Effective Time, of certain conditions, including, but not limited to, (i) each member of the First Trust Board having executed and delivered a support agreement to the Company; (ii) each member of the First Trust Board having executed and delivered a non-compete agreement to the Company; (iii) each member of the First Trust Board (and the boards of directors of First Trust’s subsidiaries) having submitted their resignations to be effective as of the Effective Time; and (iv) First Trust’s classified assets (as defined in the First Trust Agreement), at the Effective Time, not exceeding 115% of the aggregate balance of classified assets set forth in the First Trust Agreement.

The First Trust Agreement includes detailed representations, warranties and covenants of the Company and First Trust and termination provisions customary for transactions of this type. From the date of the First Trust Agreement to the Effective Time, First Trust has agreed to, among other things, conduct its business in the ordinary course in all material respects and use reasonable best efforts to maintain and preserve intact its business organization and advantageous business relationships and retain the services of its key officers and key employees. First Trust has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire First Trust and it has agreed to certain restrictions on its ability to respond to such proposals, as more fully described in the First Trust Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believe,” “anticipate,” “expect,” “estimates,” “should” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including, without limitation, general and local economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; our ability to integrate and achieve expected synergies from acquisitions; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services. The Company cautions that the foregoing list of risks and uncertainties is not exhaustive. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

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

We are registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and the bank holding company laws of North Carolina. BNC operates under the rules and regulations of and is subject to examination by the FDIC and the North Carolina Office of the Commissioner of Banks, North Carolina Department of Commerce (the “NCOCB”). BNC is also subject to certain regulations of the Federal Reserve governing the reserves to be maintained against deposits and other matters. Our principal executive offices are located at 1226 Eastchester Drive, High Point, North Carolina 27265.

We have experienced steady, primarily organic growth over our twenty-one year history. With numerous banks still in a weakened condition because of the slow rebound of the economy, we decided to expand our franchise through select acquisitions. A summary of the acquisitions we have entered into in 2012 and 2011 is as follows:

Completed Acquisitions

On June 8, 2012, we acquired certain assets and liabilities of Carolina Federal Savings Bank (“Carolina Federal”) pursuant to a Purchase and Assumption agreement with the FDIC. Under the terms of the agreement, we acquired certain assets and deposits from the FDIC as receiver of Carolina Federal. There was no loss-sharing arrangement with the FDIC in regards to this transaction.

On December 30, 2011, we acquired Regent Bank of South Carolina (“Regent”), a commercial bank organized under the banking laws of South Carolina. Regent had one branch in Greenville, South Carolina, which now operates under the name BNC Bank, as do our other South Carolina branches. This acquisition gave us an entry into what is known as the Upstate region of South Carolina, located in the commerce-rich I-85 corridor in the northwest corner of South Carolina.

On October 14, 2011, in a FDIC-assisted transaction, we acquired certain assets and assumed certain liabilities of Blue Ridge Savings Bank, Inc. (“Blue Ridge”) headquartered in Asheville, North Carolina, under agreements, which included loss-share arrangements, which protect BNC from losses on covered loans and other real estate owned up to stated limits. The Blue Ridge acquisition enabled us to expand our franchise into Western North Carolina through six branches located in Western North Carolina.

Pending Transactions

On June 4, 2012, we entered into an Agreement and Plan of Merger with First Trust Bank (“First Trust”), a commercial bank serving small businesses and professionals in the Charlotte Metro area. The Agreement and Plan of Merger provides for First Trust shareholders to receive 0.98 shares of our voting common stock for each share of First Trust common stock, or cash in the amount of $7.25 per share. As a result of the transaction, we will add three new branches in metro Charlotte, as well as $228 million in loans and $374 million in deposits. We expect the merger will close in the fourth quarter of 2012, subject to customary closing conditions, including regulatory approval and approval of First Trust’s shareholders.

On April 27, 2012, we entered into a purchase and assumption agreement with The Bank of Hampton Roads (“BHR”), a subsidiary of Hampton Roads Bankshares, Inc. Under the terms of the purchase and assumption agreement, we will purchase the deposits and certain other assets of BHR’s banking operations located at Preston Corners in Cary, North Carolina and Meadowmont Village Circle in Chapel Hill, North Carolina. We expect the purchase will close in the third quarter of 2012, subject to numerous conditions as well as regulatory approvals.

On December 21, 2011, we entered into an Agreement and Plan of Merger with KeySource Financial, Inc., a North Carolina corporation serving as a one bank holding company for KeySource Commercial Bank, a North Carolina banking corporation (“KeySource”), with one branch in Durham, North Carolina. We anticipate that the merger will close in the third quarter of 2012, subject to customary closing conditions, including regulatory and shareholder approval. This merger with KeySource increases our presence in the combined Raleigh-Durham Metropolitan Statistical Area, the market with the highest forecasted five-year growth rate in North Carolina.

We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We have pursued a strategy that emphasizes our local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, we make business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; commercial real estate loans; and other loans. We also offer a wide range of banking services, including checking and savings accounts, safe deposit boxes, and other associated services. We have 32 banking offices in North and South Carolina.

Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from our investment portfolio. In prior years, investments have not been a primary source of income for us.

During the first six months of 2012, with the impact of the economic slowdown ongoing, management has continued to focus on managing credit quality, maintaining adequate liquidity sources and managing our capital. During the second quarter of 2012, we closed on a $72.5 million institutionally-based capital raise that provided enhanced capital levels to continue our strategic and opportunistic expansion plans. As we are building our franchise throughout the Carolinas, we continue our on-going efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment. We are committed to building long-term value for our shareholders, and in the changing regulatory and economic landscape, core deposit growth will be an even more critical element for finding successful and profitable growth initiatives. We have a retail banking team that oversees product development, sales, training, accountability and consistency and quality of delivery in each of our offices in our banking regions. Credit costs remain high due to elevated nonperforming asset levels and our continuing efforts to resolve asset quality issues. Weaknesses in residential development and rising unemployment levels in our market areas resulted in higher charge-offs, and a higher allowance for loan losses in 2012 also impacted earnings. We continue to focus on accelerating the sales cycle for OREO, including taking substantial discounts on the larger OREO properties.

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

Analysis of Results of Operations

Consolidated net income for the second quarter of 2012 was $2.3 million, an increase of $700,000 from the $1.6 million of net income from the comparable period of 2011. Our net income available to common shareholders for the second quarter of 2012 was $1.7 million, or $0.13 per diluted share, compared to $992,000, or $0.10 per diluted share, for the second quarter of 2011.

For the six months ended June 30, 2012, consolidated net income was $4.0 million, an increase of $900,000 from the $3.1 million from the comparable period of 2011. Net income available to common shareholders for the six months ended June 30, 2012 was $2.8 million, or $0.24 per diluted share, compared to $1.9 million, or $0.19 per diluted share, for the six months ended June 30, 2011.

The annualized return on average assets was 0.38% for the second quarter of 2012, compared to 0.30% for the second quarter of 2011. The annualized return on average assets was 0.33% for the six months ended June 30, 2012, compared to 0.29% for the comparable period of 2011.

Net Interest Income and Net Interest Margin

Like most financial institutions, our primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. For internal analytical purposes, management adjusts net interest income to a “fully taxable-equivalent” basis (“(FTE)”) using our blended statutory tax rate, as applicable, on tax exempt items. Changes in net interest income result from changes in volume, spread and margin. For this purpose, “volume” refers to the average dollar level of interest-earning assets and interest-bearing liabilities, “spread” refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and “margin” refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest bearing liabilities.

Net interest income for the second quarter of 2012 was $18.2 million, an increase of $1.4 million, or 8.3%, from the comparable period last year. For the six-months ended June 30, 2012 our net interest income totaled $36.8 million, an increase of $3.3 million, or 9.9%, from the comparable period in 2011. During the second quarter of 2102, our net interest margin (FTE) decreased by 13 basis points from the second quarter of 2011 to 3.71%. Excluding the costs associated with our interest rate cap, our net interest margin for the second quarter was 4.08%, an increase of 2 basis points from the comparable period in 2011.

During the second quarter of 2012, the accretion of yield and fair value discounts totaled $1.0 million, a decrease of $375,000 from $1.4 million in the second quarter of 2011. Accretion for the six months ended June 30, 2012 and 2011, respectively, was $2.5 million.

During the second quarter of 2012, our average yield on interest-earning assets (FTE) decreased 29 basis points while the cost of average interest-bearing liabilities decreased 13 basis points when compared to the second quarter of 2011. For the six months ended June 30, 2012, our average yield on interest-earning assets (FTE) decreased 26 basis points while the cost of average interest-bearing liabilities decreased 15 basis points from the comparable period in 2011.

Total interest income (FTE) increased $1.7 million for the second quarter of 2012 when compared to the same quarter of 2011. This increase in interest income (FTE) is primarily driven by increases in our average loan balances, which have increased $218.1 million for the three months ended June 30, 2012 as compared to the same period in 2011. This increase is due to the acquisitions of Carolina Federal, Regent and Blue Ridge. Increases in average loans were offset by a 25 basis point decrease in average interest rates as compared to second quarter of 2011. Average total loans as a percentage of average interest-earning assets increased to 82.3% for the quarter ended June 30, 2012, compared to 81.1% for the prior year quarter. Average investment securities increased $349,000 while the average yield on investment securities decreased 16 basis points as compared to the second quarter of 2011.

Total interest income (FTE) increased $3.7 million for the six months ended June 30, 2012 when compared to the comparable period of 2011. This increase in interest income (FTE) is primarily driven by increases in our average loan balances, which have increased $211.1 million for the six months ended June 30, 2012 as compared to the same period in 2011. This increase is due to the acquisitions of Regent, Blue Ridge and, to a lesser extent, Carolina Federal. Increase in average loans is offset by a 17 basis point decrease in average interest rates as compared to second quarter of 2011. Average total loans as a percentage of interest-earning assets increased to 81.8% for the six months ended June 30, 2012, compared to 80.4% for the comparable period in 2011. Average investment securities decreased $369,000 while the average yield on investment securities decreased 37 basis points for the six months ended June 30, 2012 compared to the same period of 2011.

Total interest expense remained relatively stable for the second quarter of 2012 when compared to the same quarter of 2011. While average time deposits have increased by $85.2 million for the quarter ended June 30, 2012 compared to the same quarter of prior year, the average rates paid on time deposits have decreased by 50 basis points over the same period. The decreases were associated with the repricing of our time deposits at lower interest rates. Our average demand deposits increased by $103.6 million, with rates paid on demand deposits increasing 24 basis points. Interest expense on borrowings also remained relatively stable, with lower average outstanding balances being off-set by an increase of 37 basis points in the average rate during the comparable periods.

Total interest expense for the six months ended June 30, 2012 increased $324,000 when compared to the same period of 2011. Rates paid on time deposits decreased by 55 basis points, while average time deposits increased by $115.9 million. The decreases were associated with the repricing of our time deposits at lower interest rates. Our average demand deposits increased by $95.9 million, with rates paid on demand deposits increasing 24 basis points. Interest expense on borrowings increased by $60,000, with lower average outstanding balances being off-set by an increase of 42 basis points in the average rate during the comparable periods.

The following tables present the average balances of assets, liabilities and shareholders’ equity, interest income (FTE) and interest expense, and average yields and rates by asset and liability component for the periods indicated (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases	$1,730,264	$22,588	5.25%	$1,529,717	$20,968	5.50%
Loans held for sale	19,095	157	3.31%	1,505	15	4.00%
Investment securities, taxable	112,574	1,193	4.26%	116,787	1,426	4.90%
Investment securities, tax-exempt*	211,436	3,779	7.19%	206,874	3,672	7.12%
Interest-earning balances and other	51,603	48	0.37%	33,124	28	0.34%
Total interest-earning assets	2,124,972	27,765	5.26%	1,888,007	26,109	5.55%
Other assets	306,221			256,746
Total assets	$2,431,193			$2,144,753
Interest-bearing liabilities:
Demand deposits	$907,211	3,431	1.52%	$803,617	2,574	1.28%
Savings deposits	45,536	53	0.47%	35,552	39	0.44%
Time deposits	969,292	3,810	1.58%	884,100	4,577	2.08%
Borrowings	121,946	848	2.80%	137,020	831	2.43%
Total interest-bearing liabilities	2,043,985	8,142	1.60%	1,860,289	8,021	1.73%
Non-interest-bearing deposits	181,983			123,398
Other liabilities	18,238			5,482
Shareholders' equity	186,987			155,584
Total liabilities and shareholder's equity	$2,431,193			$2,144,753
Net interest income and
interest rate spread*		$19,623	3.65%		$18,088	3.82%
Net interest margin*			3.71%			3.84%

* Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.5 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively.

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases	$1,717,433	$45,848	5.37%	$1,521,465	$41,790	5.54%
Loans held for sale	17,303	274	3.18%	2,158	42	3.92%
Investment securities, taxable	115,942	2,525	4.38%	121,867	2,964	4.90%
Investment securities, tax-exempt*	221,680	7,583	6.88%	216,124	7,769	7.25%
Interest-earning balances and other	49,239	91	0.37%	33,139	61	0.37%
Total interest-earning assets	2,121,597	56,321	5.34%	1,894,753	52,626	5.60%
Other assets	301,862			252,826
Total assets	$2,423,459			$2,147,579
Interest-bearing liabilities:
Demand deposits	$902,275	7,047	1.57%	$806,341	5,308	1.33%
Savings deposits	42,578	96	0.45%	36,041	76	0.43%
Time deposits	1,001,591	7,862	1.58%	885,710	9,357	2.13%
Borrowings	123,775	1,704	2.77%	140,880	1,644	2.35%
Total interest-bearing liabilities	2,070,219	16,709	1.62%	1,868,972	16,385	1.77%
Non-interest-bearing deposits	167,193			117,212
Other liabilities	13,417			7,469
Shareholders' equity	172,630			153,926
Total liabilities and shareholder's equity	$2,423,459			$2,147,579
Net interest income and
interest rate spread*		$39,612	3.72%		$36,241	3.83%
Net interest margin*			3.75%			3.86%

* Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $2.8 million for the six months ended June 30, 2012 and 2011.

The following table presents certain information regarding changes in our interest income (FTE) and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rates and in volume (dollars in thousands).

	Three Months Ended			Six Months Ended
	June 30, 2012 vs. 2011			June 30, 2012 vs. 2011
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases	$2,636	$(1,016)	$1,620	$5,427	$(1,369)	$4,058
Loans held for sale	160	(18)	142	268	(36)	232
Investment securities, taxable	(50)	(183)	(233)	(128)	(311)	(439)
Investment securities, tax-exempt*	71	36	107	217	(403)	(186)
Interest-earning balances and other	17	3	20	30	-	30
Total interest income	2,834	(1,178)	1,656	5,814	(2,119)	3,695

Interest expense:
Deposits:
Demand deposits	347	510	857	186	1,553	1,739
Savings deposits	11	3	14	12	8	20
Time deposits	390	(1,157)	(767)	2,400	(3,895)	(1,495)
Borrowings	(102)	119	17	(351)	411	60
Total interest expense	646	(525)	121	2,247	(1,923)	324
Net interest income increase	$2,188	$(653)	$1,535	$3,567	$(196)	$3,371

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

We recorded a provision for loan losses of $8.3 million in the second quarter of 2012 compared to a provision for loan losses of $3.0 million in the second quarter of 2011. Of the $8.3 million in provision expense, $7.1 million related to legacy non-covered loans and $1.2 million in related covered loans, representing 20% of the total provision. The total covered loan provision totaled $6.1 million for the second quarter of 2012, with the remaining $4.9 million recorded through an FDIC indemnification asset.

For the six months ended June 30, 2012, we recorded a provision for loan losses of $13.5 million compared to a provision for loan losses of $6.5 million for the comparable period in 2011. Of the $13.5 million in provision expense, $10.8 million related to legacy non-covered loans and $2.7 million in related covered loans, representing 20% of the total provision. The total covered loan provision totaled $13.9 million for the six months ended June 30, 2012, with the remaining $11.1 million recorded through an FDIC indemnification asset.

A summary of activity in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance at beginning of period	$36,722	$24,325	$31,008	$24,813
Provision charged to operations	8,330	3,032	13,509	6,532
Provision provided from indemnification asset	4,881	-	11,139	-
Loans charged-off:
Commercial real estate	2,075	2,533	3,789	3,106
Commercial construction	5,525	634	7,689	3,332
Commercial and industrial	1,405	491	2,130	778
Residential construction	163	101	180	609
Residential mortgage	1,248	330	2,587	633
Consumer and other	87	21	111	21
Total loans charged-off	10,503	4,110	16,486	8,479
Recoveries of loans:
Commercial real estate	4	56	17	57
Commercial construction	676	-	865	19
Commercial and industrial	185	3	217	356
Leases	-	16	-	16
Residential construction	-	7	-	11
Residential mortgage	555	27	578	30
Consumer and other	6	17	9	18
Total loan recoveries	1,426	126	1,686	507
Net charge-offs	9,077	3,984	14,800	7,972
Balance at end of period	$40,856	$23,373	$40,856	$23,373

Non-Interest Income

Non-interest income was $11.7 million for the second quarter of 2012 compared to $2.4 million for the prior year second quarter. Included in non-interest income for the second quarter of 2012 was $7.7 million of acquisition gain from a FDIC-assisted transaction and $238,000 of income associated with FDIC receivable and related loss-share receipts. Excluding FDIC related income and acquisition gains, non-interest income was $3.7 million for the current quarter, an increase of 61.9% from the $2.3 million reported for the second quarter of 2011. For the six months ended June 30, 2012, non-interest income, excluding FDIC related income, acquisition gains and the sales of investment securities, was $6.7 million compared to $4.7 million for the same period in 2011.

Mortgage fees generated from our mortgage market operations in the second quarter of 2012 increased $1.1 million, or 467%, compared to the second quarter of 2011. Proceeds from sales of loans held for sale totaled $61.7 million for the second quarter of 2012, compared to $30.7 million for the same period in 2011. During the second quarter of 2011, our original mortgage origination platform was terminated and replaced with a more robust platform that increased mortgage origination volume and fee income. For the six months ended June 30, 2012, mortgage fees were $2.5 million compared to $605,000 for the same period in 2011.

Service charges on deposit accounts decreased $119,000, or 13.7%, in the second quarter of 2012, compared to the second quarter of 2011. Our overall growth in volume of the related service charges was offset by lower overdraft and NSF fees due to new Federal Reserve Board’s consumer protection regulations. For the six months ended June 30, 2012, service charges on deposit accounts were $1.5 million compared to $1.7 million for the same period in 2011.

Acquisition gains totaled $7.7 million for the second quarter of 2012 from the FDIC-assisted acquisition of Carolina Federal Saving Bank through an FDIC-assisted transaction.

Other non-interest income for the second quarter of 2012 increased $663,000, or 124%, compared to the second quarter of 2011. Included in this increase was SBA fee income generated from our new SBA division, which became fully operational in the third quarter of 2011. We recorded $669,000 of SBA fee income during the second quarter of 2012, compared to $101,000 for the same period in 2011. Additionally, during the second quarter of 2012 we recorded $238,000 of FDIC related income. For the six months ended June 30, 2012, other non-interest income totaled $2.9 million, an increase of $1.8 million when compared to the same period in 2011, with SBA fee income generating $796,000 of this increase.

The following are the components of non-interest income for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011

Mortgage fees	$1,378	$243	$2,494	$605
Service charges	749	868	1,487	1,695
Investment brokerage fees	229	227	469	384
Earnings on bank-owned life insurance	395	420	805	845
Gain on sale of available for sale
investment securities, net	-	79	1,619	136
Gain on acquisition	7,734	-	7,734	-
Other	1,197	534	2,883	1,131
Total non-interest income	$11,682	$2,371	$17,491	$4,796

Non-Interest Expense

We strive to maintain levels of non-interest expense that management believes are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum we have experienced has been the continuous investment in the core banking franchise, both in people and locations. As we strive to maintain momentum in our growth and strategy, we will incur costs associated with investments in people, facilities and technology that are anticipated to benefit the shareholders as these investments reach their potential.

Non-interest expenses increased $4.3 million, or 28.8%, during the second quarter of 2012 when compared to the second quarter of 2011. For the six months ended June 30, 2012, non-interest expenses increased $7.4 million, or 24.9%, when compared to the same period in 2011. Non-interest expenses remain elevated during 2012 due to our franchise growth. During the second quarter of 2012, there was $1.1 million of additional non-interest expense associated with acquisition and project related costs, including the Carolina Federal acquisition, compared to $1.2 million for the first quarter of 2012, which included the Regent and Blue Ridge acquisitions.

The Company’s personnel costs increased $2.1 million, or 27.1%, during the second quarter of 2012 when compared to the second quarter of 2011. These increases are primarily due to the additional full-time equivalent employees from the fourth quarter 2011 acquisitions, as well as increases in personnel costs attributable to continued investments in the mortgage originations, SBA lending platforms and overall franchise growth. All of these personnel additions are expected to contribute to our long-term focus on driving both top line and fee income growth. For the six months ended June 30, 2012, personnel costs were $19.6 million compared to $14.9 million for the same period of 2011, an increase of $4.7 million.

Occupancy and furniture/equipment expenditures increased by $519,000, or 34.3%, for the second quarter of 2012 when compared to the second quarter of 2011. For the six months ended June 30, 2012, occupancy and furniture/equipment expenditures increased $1.1 million, or 37.0%, compared to the same period in 2011. These increases are primarily due to increased costs and additional facilities associated with our growth into new markets and from our acquisitions during the fourth quarter of 2011. The increase in the number of locations has also escalated utilities, lease expenses, and property taxes in 2012.

Professional and other services increased by $347,000, or 39.7%, for the second quarter of 2012 when compared to the same quarter a year ago. For the six months ended June 30, 2012, professional and other service fees increased $696,000, or 37.2%, compared to the same period in 2011. The majority of the increases are related to costs with our acquisitions, project costs and to a lesser extent, overall franchise growth.

FDIC insurance assessments decreased $310,000, or 38.3%, for the second quarter of 2012 when compared to the second quarter of 2011. For the six months ended June 30, 2012, FDIC insurance assessments decreased $520,000, or 32.1%, compared to the same period in 2011. These decreases were due to lower rate assessments as a result of new rules finalized by the FDIC, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, which redefined the FDIC assessment rates.

Loan, foreclosure and collection expenses increased $1.2 million for the second quarter of 2012 when compared to the second quarter of 2011. Included in this increase was an additional $1.0 million of valuation adjustments on OREO properties. For the six months ended June 30, 2012, loan, foreclosure and collection expenses increased $629,000 when compared to the same period in 2011. During the six months ended June 30, 2012 and 2011, we recorded $2.7 million and $2.0 million, respectively, of OREO valuation adjustments.

Other non-interest expenses for the second quarter of 2012 increased $467,000, or 44.4%, compared to the second quarter of 2011. For the six months ended June 30, 2012, other non-interest expenses increased $634,000, or 30.1%, compared to the same period in 2011. These increases are primarily due to overall franchise growth, including acquisition and project related costs.

The following are the components of non-interest expense for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011

Salaries and employee benefits	$9,692	$7,623	$19,593	$14,862
Occupancy and equipment	2,030	1,511	4,224	3,083
Data processing and supply	696	601	1,393	1,164
Advertising and business development	375	507	763	926
Professional and other services	1,221	874	2,566	1,870
FDIC insurance assessments	500	810	1,100	1,620
Loan, foreclosure and collection	3,145	1,916	4,621	3,992
Other	1,518	1,051	2,742	2,108
Total non-interest expense	$19,177	$14,893	$37,002	$29,625

Income Taxes

We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes significantly affects our effective tax rate. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes. If income exceeds non-taxable income, income tax expense is recorded. The change in benefit and expense amounts is attributable to the increased income that was recorded during the reported periods. For the three months ended June 30, 2012, we recorded income tax expense of $40,000 compared to an income tax benefit of $381,000 for the same period in 2011. For the six months ended June 30, 2012, we recorded income tax benefit of $268,000 compared to an income tax benefit of $1.0 million for the same period in 2011.

Analysis of Financial Condition

Total assets at June 30, 2012 were $2.44 billion, a decrease of $12.1 million when compared to total assets at December 31, 2011. Total earning assets, which are comprised of interest-earning balances at banks, investment securities, FHLB stock, loans held for sale and loans, were $2.17 billion at June 30, 2012 and $2.15 billion at December 31, 2011. Earning assets serve as our primary revenue source. Total liquid assets, which include cash and cash equivalents and investment securities available for sale at June 30, 2012 were 12.4% of total assets, or $303.1 million, a $35.0 million decrease from the $338.1 million reported at December 31, 2011.

Period-end portfolio loans, which exclude loans held for sale, totaled $1.76 billion, an increase of $50.8 million, or 3.0%, from December 31, 2011. The increase was due to strong organic growth in our North Carolina franchise, along with the acquisition and integration of Carolina Federal, Blue Ridge and Regent. Period-end deposits totaled $2.09 billion, a decrease of $28.7 million, or 1.4%, from December 31, 2011. The decrease in deposits was due to a significant reduction in wholesale deposits, offset by the additional $53.1 million in deposits purchased as part of the Carolina Federal acquisition.

We remain well-capitalized with total equity of $237.5 million at June 30, 2012, an increase of $73.7 million from December 31, 2011. This increase in total equity was primarily driven by a $72.5 million private placement of preferred stock that occurred in June 2012, with net proceeds totaling $68.3 million.

Investment Securities

Investment securities were $334.4 million at June 30, 2012 and $379.3 million at December 31, 2011. The decrease of $44.9 million was used to fund our loan growth and to reduce our short-term borrowings. The majority of securities in the portfolio are bank-qualified municipal government securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies. Our investment portfolios are comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

Gross unrealized gains in our investment securities available for sale portfolio were $15.4 million as of June 30, 2012 and $14.2 million as of December 31, 2011. Gross unrealized losses on our temporarily impaired available for sale investment securities were $8,000 as of June 30, 2012 and $137,000 at December 31, 2011. The gross unrealized losses were primarily attributable to changes in interest rates related to our state and municipal securities portfolio, relative to when the investments were purchases.

Loans

Portfolio loans increased by $50.8 million to $1.76 billion at June 30, 2012 from $1.71 billion at December 31, 2011. See Note 6 of Notes to Consolidated Financial Statements for the composition of covered and non-covered loans. Our non-covered loan portfolio increased $86.3 million to $1.48 billion during the first six months of 2012, primarily from increases in loan originations and portfolio growth, including $29.5 million of loans acquired from our FDIC-assisted acquisition of Carolina Federal.

Our covered loan portfolio decreased $35.5 million from December 31, 2011 to $284.6 million at June 30, 2012, reflecting normal repayments, charge-offs and foreclosures. The covered loan portfolio will continue to decline over the terms of the loss-share agreements. Covered loans include all loans covered under loss-share agreements from FDIC-assisted acquisitions and, as such, have significant loss protection.

For the six months ended June 30, 2012, average portfolio loans were $1.72 billion, compared to $1.52 billion for the same period in 2011. The majority of this increase resulted from the acquisitions of Blue Ridge and Regent, and to a lesser extent, Carolina Federal. Excluding loans covered under loss-share agreements, the mix and stratification within certain classifications of the Company’s loan portfolio has changed when compared to the loan portfolio composition at December 31, 2011. Increases in our commercial real estate portfolio of $80.4 million were offset by reductions in our commercial construction by $8.7 million during the six months ended June 30, 2012. Increases in our commercial real estate portfolio have been primarily in single credit tenant fully leased or owner occupied facilities which meet our heightened underwriting standards. We will continue our efforts to diversify and divest A&D exposures as needed and deemed appropriate by management.

Allowance for Loan Losses and Asset Quality

The allowance for loan losses was $40.9 million at June 30, 2012, an increase of $9.8 million, or 31.8%, from December 31, 2011. Loan loss reserves to total period-end portfolio loans was 2.32% and 1.81% at June 30, 2012 and December 31, 2011, respectively. Included in the $40.9 million amount is the allowance for loan losses for non-covered loans, which was $27.3 million, an increase of $3.4 from December 31, 2011. The increased levels of allowance for loan losses are from our continued identification and workout efforts to move forward with the highest priority. We are still experiencing elevated credit costs due to a soft economy, and the local and national economies have yet to produce a robust recovery. Excluding the loans acquired that are marked to fair value, loan loss reserves for loans not covered by loss-share to period-end loans not covered by loss-share increased from 1.76% at December 31, 2011 to 1.91% at June 30, 2012.

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

Nonperforming assets include nonaccrual loans, accruing loans 90 days or more past due, and OREO. At June 30, 2012, nonperforming assets not covered by loss-share agreements were $49.0 million, or 2.31% of total assets not covered by loss-share agreements, compared to $40.4 million, or 1.93% of total assets at December 31, 2011. Nonperforming assets, including assets covered under loss-share agreements, were $145.8 million, or 5.97% of total assets at June 30, 2012, compared to $161.2 million, or 6.57% of total assets, at December 31, 2011. For those nonperforming assets covered by loss-share agreements, we are provided with 80% loss protection from the FDIC.

Nonaccrual loans not covered by loss-share agreements were $25.4 million at June 30, 2012, an increase of $5.9 million from $19.4 million at December 31, 2011. Nonaccrual loans, including covered loans, were $87.0 million at June 30, 2012, which represents a slight decrease from total nonaccrual loans of $87.3 million as of December 31, 2011. The following is a summary of nonaccrual loans at the periods presented (dollars in thousands):

	June 30,	December 31,
	2012	2011

Commercial real estate	$21,611	$25,889
Commercial construction	27,596	28,196
Commercial and industrial	4,461	3,132
Total commercial	53,668	57,217
Residential construction	1,518	1,727
Residential mortgage	31,774	28,262
Consumer and other	86	91
Total nonaccrual loans	$87,046	$87,297

Nonaccrual loans covered by loss-share	$61,695	$67,854

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

At June 30, 2012, OREO decreased to $58.8 million, a decrease of $9.7 million, from December 31, 2011. The decrease from December 31, 2011 when compared to June 30, 2012 was primarily due to $23.7 million of transfers to OREO during the six months ended June 30, 2012, offset by $25.6 million of sales and $9.0 million of valuation adjustments. OREO assets are carried at the lower of carrying value or fair value less estimated selling costs using current appraisals and/or valuations. We are actively marketing all of our OREO properties. The following is a summary of OREO at the periods presented (dollars in thousands):

	June 30,	December 31,
	2012	2011

Residential 1-4 family properties	$19,230	$29,618
Multifamily properties	444	385
Commercial properties	12,815	11,705
Construction, land development and other land	26,271	26,796
Total OREO	$58,760	$68,504

OREO covered by loss-share	$35,105	$47,577

At June 30, 2012, non-covered loans that were restructured or modified and were performing to the restructured terms and not 90 days past due totaled $34.1 million, a decrease of $7.5 million from December 31, 2011. The decrease during the second quarter of 2012, when compared to the fourth quarter of 2011, was due to performing TDRs that were removed from reporting disclosure due to satisfactory performance and reporting requirements.

Net charge-offs for the second quarter of 2012 were $9.1 million, as compared with net charge-offs of $4.0 million for the second quarter of 2011. Expressed as an annualized percentage of average loans outstanding to non-covered portion of charge-offs, net charge-offs were 1.17% and 1.04% for the three months ended June 30, 2012 and 2011, respectively. Net charge-offs for the six months ended June 30, 2012 were $14.8 million, as compared with net charge-offs of $8.0 million for the same period in 2011. Expressed as an annual percentage of average loans outstanding, net charge-offs were 1.03% and 1.06% for the six months ended June 30, 2012 and 2011, respectively. The non-covered portion represents the non-covered charge-offs and the 20% portion of the charge-offs relating to loans covered under loss-share agreements. The majority of the charge-offs are from our commercial loan portfolios.

The following is selected financial information relating to loans, the loan loss allowance and loan loss provision as of and for the periods then ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net charge-offs to average loans, non-covered portion (annualized)	1.17%	1.04%	1.03%	1.06%
Allowance for loan losses to portfolio loans	2.32%	1.53%	2.32%	1.53%
Not covered by loss-share	1.91%	1.88%	1.91%	1.88%
Nonperforming loans to portfolio loans	4.95%	6.15%	4.95%	6.15%
Not covered by loss-share	1.72%	2.56%	1.72%	2.56%

Deposits

Deposits continue to be our primary funding source. At June 30, 2012, deposits totaled $2.09 billion, a decrease of $28.7 million, or 1.4%, from the $2.12 billion in deposits as of year-end 2011. While overall deposit growth continues to be an emphasis, the more important element is the increase in transactional account deposits. Over the six-month period, transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased $85.7 million, while time deposits decreased $114.4 million. For the three months ended June 30, 2012, average deposits were $2.10 billion, compared to $1.85 billion for the same period in 2011. For the six months ended June 30, 2012, average deposits were $2.11 billion, compared to $1.85 billion for the same period in 2011. The majority of the deposit increase resulted from the acquisitions of Blue Ridge, Regent and, to a lesser extent, Carolina Federal. At June 30, 2012, time deposits were 45.4% of total deposits, compared to 50.2% at December 31, 2011.

Borrowings

We continue to utilize borrowings to support balance sheet management and growth, and as such, during the six months ended June 30, 2012, we decreased short-term borrowings from $70.2 million at December 31, 2011 to $12.5 million at June 30, 2012, primarily from the repayment of short-term funding through FHLB advances. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks, securities sold under repurchase agreements and an unsecured revolving line of credit. At June 30, 2012 and December 31, 2011, long-term debt outstanding totaled $93.7 million. Long-term debt at June 30, 2012 consisted of $62.0 million of FHLB advances, and $31.7 million of subordinated debt, of which $23.7 million has been issued through the Company’s trust subsidiaries.

Capital Resources

The Company and BNC are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and BNC must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of June 30, 2012, the Company and BNC were “well capitalized” and exceeded the minimum thresholds established under this regulatory framework. There have been no conditions or events since June 30, 2012 that management believes have changed either the Company’s or BNC’s capital classifications.

At June 30, 2012, shareholders’ equity totaled $237.5 million, an increase of $73.7 million from the December 31, 2011 balance. During the second quarter of 2012, the Company executed a $72.5 million private placement of preferred stock. Proceeds from the private placement, after deducting issuance costs of $4.2 million, were $68.3 million. At June 30, 2012, the Tier I risk-based capital ratio for BNC was 13.25%, the total risk-based capital ratio was 14.68% and all other capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures. At June 30, 2012, the Company’s total risk-based capital ratio was 14.61%, thus classifying the Company as “well-capitalized” for regulatory purposes.

On July 17, 2012, the Company’s shareholders approved, pursuant to NASDAQ Marketplace Rule 5635 and the terms of the Preferred Stock, the conversion of the Preferred Stock into Common Stock, with both Common and Non-Voting Common Stock effective on July 20, 2012. See Note 3 of Notes to Consolidated Financial Statements for more information.

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

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; investments available for sale; loan repayments; loan sales; deposits, both from our local markets and the wholesale markets; borrowings from the FHLB and Federal Reserve discount window; and borrowings from correspondent banks under unsecured overnight federal funds credit lines and secured lines of credit. We are also provided liquidity through various interest-bearing and non-interest bearing deposit accounts.

Our cash liquidity position, which includes cash and cash equivalents and investment securities available for sale, aggregated $303.1 million at June 30, 2012, compared to $338.1 million at December 31, 2011. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $253.0 million from the FHLB of Atlanta, with $62.0 million outstanding at June 30, 2012. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $79.0 million, with no outstanding balances. These amounts are based on assets currently pledged. In addition to the above, we have $187 million of investment securities that are available to be pledged that are unencumbered and a significant amount of loans that are available to be pledged that are unencumbered. We also have an unsecured revolving line of credit of up to $10.0 million, with no outstanding balance as of June 30, 2012.

In addition to these liquidity sources, we have access to unsecured lines of credit from correspondent banks for short-term liquidity needs totaling $45.0 million, and the Promontory Interfinancial Network weekly funds auctions where we have another $488.0 million in availability. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, BNC’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2011 to June 30, 2012.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to the “Off-Balance Sheet Risk” footnote in the “Notes to Consolidated Financial Statements”.

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

BNC BANCORP

Date: August 9, 2012	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: August 9, 2012	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1

Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, receiver of Carolina Federal Savings Bank, Charleston, South Carolina, Federal Deposit Insurance Corporation and Bank of North Carolina, dated as of June 8, 2012, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on June 14, 2012

2.2

Agreement and Plan of Merger, dated as of June 4, 2012, by and among First Trust Bank, BNC Bancorp and Bank of North Carolina, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with SEC on June 6, 2012

3.1	Articles of Amendment dated May 22, 2012, incorporated by reference to Exhibit 3.4 to the Form S-4/A filed with the SEC on July 2, 2012
3.2

Articles of Amendment To Designate the Terms of the Mandatorily Convertible Non-Voting Preferred Stock, Series B-1, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on June 6, 2012

3.3

Articles of Amendment To Designate the Terms of the Mandatorily Convertible Non-Voting Preferred Stock, Series C, incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on June 6, 2012

4.1	Form of Certificate for the Mandatorily Convertible Non-Voting Preferred Stock, Series B-1, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 6, 2012
4.2	Form of Certificate for the Mandatorily Convertible Non-Voting Preferred Stock, Series C, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 6, 2012
10.1

Purchase and Assumption Agreement dated April 27, 2012, by and between The Bank of Hampton Roads and the Bank of North Carolina, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 1, 2012

10.2

Form of Securities Purchase Agreement, dated as of May 31, 2012, by and between BNC Bancorp and the Purchasers thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 6, 2012

10.3

Securities Purchase Agreement and Amendment Number 1 to Investment Agreement, dated as of May 31, 2012, by and between BNC Bancorp and Aquiline BNC Holdings LLC, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 6, 2012

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101 *	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

- 52 -