Form 10-Q
period 2012-09-30
BNC BANCORP
filed 2012-11-09
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012, the registrant had outstanding 21,359,240 shares of Common Stock, no par value.

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements

BNC BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31,
	(Unaudited)	2011
	(In thousands, except share data)
Assets
Cash and due from banks	$29,596	$14,523
Interest-earning deposits in other banks	127,011	41,306
Investment securities available for sale, at fair value	250,033	282,174
Investment securities held to maturity, at amortized cost (fair value of $113,664 and $96,342 at September 30, 2012 and December 31, 2011, respectively)	110,645	97,036
Federal Home Loan Bank stock, at cost	6,985	9,159
Loans held for sale	29,883	9,596
Loans:
Covered under loss-share agreements	269,388	320,033
Not covered under loss-share agreements	1,631,004	1,389,450
Less allowance for loan losses	(34,823)	(31,008)
Net loans	1,865,569	1,678,475
Accrued interest receivable	8,949	10,174
Premises and equipment, net	55,414	43,220
Other real estate owned:
Covered under loss-share agreements	30,077	47,577
Not covered under loss-share agreements	25,589	20,927
FDIC indemnification asset	56,031	91,851
Investment in bank-owned life insurance	49,524	48,294
Goodwill and other intangible assets, net	30,639	29,115
Other assets	35,228	31,503
Total assets	$2,711,173	$2,454,930

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$207,928	$145,688
Interest-bearing demand	1,067,855	909,402
Time deposits	1,033,304	1,063,097
Total deposits	2,309,087	2,118,187
Short-term borrowings	37,135	70,211
Long-term debt	99,760	93,713
Accrued expenses and other liabilities	13,011	8,964
Total liabilities	2,458,993	2,291,075

Shareholders' Equity:
Preferred stock, no par value, authorized 20,000,000 shares;
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 31,260 shares issued and outstanding, net of discount	30,597	30,237
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 1,804,566 shares issued and outstanding	17,161	17,161
Common stock, no par value; authorized 80,000,000 shares; 21,359,240 and 9,100,890 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	171,871	87,421
Common stock warrants	-	2,412
Retained earnings	27,329	25,614
Stock in directors rabbi trust	(3,090)	(2,505)
Directors deferred fees obligation	3,090	2,505
Accumulated other comprehensive income	5,222	1,010
Total shareholders' equity	252,180	163,855
Total liabilities and shareholders' equity	$2,711,173	$2,454,930

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Interest Income:
Loans, including fees	$24,250	$21,176	$70,372	$63,008
Investment securities:
Taxable	1,097	1,389	3,622	4,353
Tax-exempt	2,400	2,475	7,139	7,447
Interest-earning balances and other	67	25	158	86
Total interest income	27,814	25,065	81,291	74,894
Interest Expense:
Demand deposits	3,562	2,967	10,705	8,351
Time deposits	3,711	4,361	11,573	13,718
Short-term borrowings	35	172	296	356
Long-term debt	755	697	2,198	2,157
Total interest expense	8,063	8,197	24,772	24,582
Net Interest Income	19,751	16,868	56,519	50,312
Provision for loan losses, net	3,708	3,524	17,217	10,056
Net interest income after provision for loan losses	16,043	13,344	39,302	40,256
Non-Interest Income:
Mortgage fees	1,773	581	4,267	1,186
Service charges	746	744	2,233	2,439
Investment brokerage fees	206	357	675	741
Earnings on bank-owned life insurance	425	414	1,230	1,259
Gain on sale of investment securities, net	756	1,032	2,375	1,168
Gain on acquisition	-	-	7,734	-
Other	1,347	711	4,230	1,842
Total non-interest income	5,253	3,839	22,744	8,635
Non-Interest Expense:
Salaries and employee benefits	10,291	8,152	29,884	23,014
Occupancy	1,240	961	3,438	2,752
Furniture and equipment	993	632	3,019	1,924
Data processing and supplies	619	514	2,012	1,678
Advertising and business development	509	326	1,272	1,252
Insurance, professional and other services	2,136	668	4,702	2,538
FDIC insurance assessments	609	485	1,709	1,945
Loan, foreclosure and other real estate owned expenses	2,658	1,975	7,279	5,967
Other	1,344	1,002	4,086	3,270
Total non-interest expense	20,399	14,715	57,401	44,340
Income before income tax expense (benefit)	897	2,468	4,645	4,551
Income tax expense (benefit)	(492)	46	(760)	(982)
Net Income	1,389	2,422	5,405	5,533
Less preferred stock dividends and discount accretion	601	601	1,803	1,803
Net Income Available to Common Shareholders	$788	$1,821	$3,602	$3,730

Basic earnings per common share	$0.04	$0.18	$0.25	$0.37
Diluted earnings per common share	$0.04	$0.18	$0.25	$0.37
Dividends declared and paid per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$1,389	$2,422	$5,405	$5,533

Other comprehensive income:
Investment securities:
Unrealized holding gains on investments securities available for sale	1,409	7,635	4,394	14,681
Tax effect	(544)	(2,943)	(1,694)	(5,659)
Reclassification of gains recognized in net income	(756)	(1,032)	(2,375)	(1,168)
Tax effect	292	398	916	450
Amortization of unrealized gains on investment securities transferred from available for sale to held to maturity	(134)	-	(403)	-
Tax effect	51	-	155	-
Net of tax amount	318	4,058	993	8,304
Cash flow hedging activities:
Unrealized holding losses	(134)	(2,507)	(566)	(5,262)
Tax effect	52	966	218	2,028
Reclassification of losses recognized in net income	2,014	1,375	5,807	3,419
Tax effect	(778)	(530)	(2,240)	(1,318)
Net of tax amount	1,154	(696)	3,219	(1,133)
Total other comprehensive income	1,472	3,362	4,212	7,171
Total comprehensive income	$2,861	$5,784	$9,617	$12,704

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

										Directors	Accumulated
			Common	Preferred	Preferred	Preferred	Preferred		Stock in	deferred	other com-
	Common stock		stock	stock	stock	stock	stock	Retained	directors	fees	prehensive
	Shares	Amount	warrants	Series A	Series B	Series B-1	Series C	earnings	rabbi trust	obligation	income (loss)	Total
	(Amounts in thousands, except share and per share data)
Balance, December 31, 2010	9,053,360	$86,791	$2,412	$29,757	$17,161	$-	$-	$22,901	$(1,729)	$1,729	$(6,798)	$152,224
Net income	-	-	-	-	-	-	-	5,533	-	-	-	5,533
Directors deferred fees	-	-	-	-	-	-	-	-	(304)	304	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	7,171	7,171
Common stock issued pursuant to:
Exercise of stock options	5,000	41	-	-	-	-	-	-	-	-	-	41
Stock-based compensation	6,665	254	-	-	-	-	-	-	-	-	-	254
Dividend reinvestment plan	20,555	154	-	-	-	-	-	-	-	-	-	154
Cash dividends:
Common stock, $0.15 per share	-	-	-	-	-	-	-	(1,359)	-	-	-	(1,359)
Preferred stock, net of accretion	-	-	-	360	-	-	-	(1,803)	-	-	-	(1,443)
Balance, September 30, 2011	9,085,580	$87,240	$2,412	$30,117	$17,161	$-	$-	$25,272	$(2,033)	$2,033	$373	$162,575

Balance, December 31, 2011	9,100,890	$87,421	$2,412	$30,237	$17,161	$-	$-	$25,614	$(2,505)	$2,505	$1,010	$163,855
Net income	-	-	-	-	-	-	-	5,405	-	-	-	5,405
Directors deferred fees	-	-	-	-	-	-	-	-	(585)	585	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	4,212	4,212
Preferred stock issued, net	-	-	-	-	-	40,688	27,620	-	-	-	-	68,308
Common stock issued pursuant to:
Exercise of stock options	48,092	286	-	-	-	-	-	-	-	-	-	286
Current income tax benefit	-	17	-	-	-	-	-	-	-	-	-	17
Shares traded to exercise options	(19,189)	(148)	-	-	-	-	-	-	-	-	-	(148)
Stock-based compensation	41,501	411	-	-	-	-	-	-	-	-	-	411
Dividend reinvestment plan	21,066	162	-	-	-	-	-	-	-	-	-	162
Acquisition of KeySource	1,810,267	13,942	-	-	-	-	-	-	-	-	-	13,942
Conversion of preferred stock	10,356,613	68,308	-	-	-	(40,688)	(27,620)	-	-	-	-	-
Redemption of common stock warrant	-	1,472	(2,412)	-	-	-	-	-	-	-	-	(940)
Cash dividends:
Common stock, $0.15 per share	-	-	-	-	-	-	-	(1,887)	-	-	-	(1,887)
Preferred stock, net of accretion	-	-	-	360	-	-	-	(1,803)	-	-	-	(1,443)
Balance, September 30, 2012	21,359,240	$171,871	$-	$30,597	$17,161	$-	$-	$27,329	$(3,090)	$3,090	$5,222	$252,180

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Operating activities
Net income	$5,405	$5,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,217	10,056
Depreciation and amortization	2,098	1,684
Amortization of premiums, net	744	61
Amortization of core deposit intangible	396	291
Accretion of fair value purchase accounting adjustments	(4,792)	(3,795)
Cash flow hedge caplet expense	5,807	3,419
Gain on acquisition	(7,734)	-
Stock-based compensation	411	254
Deferred compensation	630	447
Earnings on bank-owned life insurance	(1,230)	(1,259)
Net gain on sale of investment securities available for sale	(2,375)	(1,168)
Loss on sale of premises and equipment	183	-
Losses on other real estate owned	4,107	2,915
Gain on sale of loans (mortgage fees)	(4,267)	(1,186)
Origination of loans held for sale	(184,460)	(48,800)
Proceeds from sales of loans held for sale	168,440	49,984
Decrease in accrued interest receivable	1,897	2,746
Decrease in FDIC indemnification asset	49,959	21,047
(Increase) decrease in other assets	1,997	(3,358)
Increase (decrease) in accrued expenses and other liabilities	1,706	(2,666)
Other operating activities, net	-	21
Net cash provided by operating activities	56,139	36,226
Investing activities
Purchases of investment securities available for sale	(47,635)	(48,907)
Purchases of investment securities held to maturity	(14,272)	-
Proceeds from sales of investment securities available for sale	57,134	49,789
Proceeds from maturities of investment securities available for sale	30,044	23,620
Redemption (purchase) of Federal Home Loan Bank stock	2,716	(1,102)
Net increase in loans	(69,354)	(99,357)
Purchases of premises and equipment	(7,935)	(9,339)
Proceeds from disposal of premises and equipment	283	-
Investment in other real estate owned	(1,052)	(524)
Proceeds from sales of other real estate owned	35,827	17,629
Net cash received from acquisitions	67,387	-
Net cash provided by (used in) by investing activities	53,143	(68,191)
Financing activities
Net increase (decrease) in deposits	(38,986)	7,534
Net increase (decrease) in short-term borrowings	(33,856)	32,252
Preferred stock issued, net of issuance costs	68,308	-
Common stock issued from exercise of stock options	138	41
Common stock issued pursuant to dividend reinvestment plan	162	154
Redemption of common stock warrant	(940)	-
Cash dividends paid, net of accretion	(3,330)	(2,802)
Net cash provided by (used in) financing activities	(8,504)	37,179
Net increase in cash and cash equivalents	100,778	5,214
Cash and cash equivalents, beginning of period	55,829	30,087
Cash and cash equivalents, end of period	$156,607	$35,301

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Supplemental Statement of Cash Flows Disclosure
Interest paid	$24,594	$21,476
Income taxes paid	1,606	1,101
Summary of Noncash Investing and Financing Activities
Increase in fair value of investment securities available for sale, net of tax	$1,240	$8,304
Decrease in fair value of cash flow hedge, net of tax	(348)	(3,077)
Transfer of loans to foreclosed real estate	32,131	27,755
FDIC indemnification asset increase for losses, net	12,984	1,989
Acquisition:
Fair value of assets acquired	242,600	-
Fair value of liabilities assumed	241,654	-

See accompanying notes to unaudited consolidated financial statements.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of BNC Bancorp (the “Company”) and its wholly-owned subsidiary, Bank of North Carolina ( “BNC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

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

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. The accounting principles and methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

NOTE 2 – ACQUISITIONS

Acquisition of KeySource Financial, Inc.

On September 14, 2012, BNC acquired all the outstanding shares of KeySource Financial, Inc. (“KeySource”), pursuant to an agreement and plan of merger dated December 21, 2011 (the “Merger Agreement”). KeySource operated one branch in Durham, North Carolina. The acquisition of KeySource expands and enhances the BNC franchise in the Raleigh-Durham market.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

A summary of assets received and liabilities assumed for KeySource and the estimated fair value adjustments are as follows (dollars in thousands):

	September 14, 2012
	As recorded by	Fair value		As recorded
	KeySource	adjustments		by BNC
Assets
Cash and due from banks	$19,847	$-		$19,847
Investment securities available for sale	3,445	-		3,445
Federal Home Loan Bank stock, at cost	430	-		430
Loans	148,295	(8,690	)(1)	139,605
Premises and equipment	650	-		650
Accrued interest receivable	547	-		547
Other real estate owned	1,289	(150	)(2)	1,139
Core deposit intangible	-	621	(3)	621
Other assets	4,445	3,516	(4)	7,961
Total assets acquired	$178,948	$(4,703)		174,245
Liabilities
Deposits	$151,553	$854	(5)	152,407
Short-term borrowings	780	-		780
Long-term debt	5,999	48	(6)	6,047
Other liabilities	1,754	-		1,754
Total liabilities assumed	$160,086	$902		160,988

Net assets acquired				13,257
Total consideration paid				13,942
Goodwill				$685

Explanation of fair value adjustments:

(1) -	Adjustment for the fair value of the acquired loan portfolio.
(2) -	Adjustment for the fair value of the acquired other real estate owned.
(3) -	Adjustment for the estimated value of the core deposit intangible.
(4) -	Adjustment for deferred tax asset recognized from acquisition.
(5) -	Adjustment for the estimated fair value of time deposits.
(6) -	Adjustment for the fair value of the subordinated debt assumed.

A summary of the consideration paid for KeySource is as follows (dollars in thousands):

Common stock issued (1,810,267 shares)	$13,686
Fair value of KeySource stock options assumed	256
Total consideration paid	$13,942

Direct costs related to the KeySource acquisition were expensed as incurred and amounted to $1.3 million for the nine months ended September 30, 2012. Direct costs include primarily severance costs, professional services, data processing fees, marketing and advertising and other non-interest expenses.

The following table presents financial information regarding the former KeySource operations included in our Consolidated Statements of Income from the date of acquisition through September 30, 2012 under the column “Actual from acquisition date through September 30, 2012”. These amounts do not include direct costs as explained above. In addition, the following table presents unaudited pro forma information as if the acquisition of KeySource had occurred on January 1, 2011 under the “Pro forma” columns. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Direct costs of $1.3 million related to the KeySource merger that we incurred during the nine months ended September 30, 2012 are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with KeySource at the beginning of 2011. Cost savings are also not reflected in the unaudited pro forma amounts for the nine months ended September 30, 2012 and 2011 (dollars in thousands).

 BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

	Actual from acqusition	Pro forma
	date through	Nine months ended September 30,
	September 30, 2012	2012	2011

Net interest income	$266	$62,427	$56,220
Non-interest income	4	23,875	9,766
Net income	199	7,753	7,056
Net income available to common shareholders	199	5,950	5,253

Pro forma earnings per share:
Basic		$0.36	$0.44
Diluted		0.36	0.43

FDIC-Assisted Acquisition of Carolina Federal Savings Bank

On June 8, 2012, BNC acquired certain assets and liabilities of Carolina Federal Savings Bank, a federal thrift organized under the laws of the United States and headquartered in Charleston, South Carolina (“Carolina Federal”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver of Carolina Federal (the “Acquisition”), pursuant to a purchase and assumption agreement dated as of June 8, 2012 (the “Agreement”). Carolina Federal operated two branches in the Charleston market.

Under the terms of the Agreement, BNC acquired approximately $32 million in performing loans and assumed approximately $53 million in local deposits from the FDIC as receiver of Carolina Federal. There is no loss sharing arrangement with the FDIC with respect to this transaction. The FDIC paid BNC an asset discount in the amount of $10.7 million at closing and the deposits were acquired without a premium.

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

A summary of the assets received and liabilities assumed from the FDIC for Carolina Federal and the estimated fair value adjustments resulting in the net after-tax gain are as follows (dollars in thousands):

	June 8, 2012
	As recorded by	Fair value		As recorded
	Carolina Federal	adjustments		by BNC
Assets
Cash and due from banks	$8,394	$-		$8,394
Federal Home Loan Bank stock, at cost	112	-		112
Loans	32,328	(2,862	)(1)	29,466
Accrued interest receivable	124	-		124
Core deposit intangible	-	93	(2)	93
Other assets	35	1,291	(3)	1,326
Total assets acquired	$40,993	$(1,478)		$39,515
Liabilities
Deposits	$52,992	$148	(4)	$53,140
Deferred tax liability	-	2,981	(5)	2,981
Other liabilities	42	-		42
Total liabilities assumed	53,034	3,129		56,163
Excess of liabilities assumed over assets acquired	$(12,041)
Aggregate fair value adjustments		$(4,607)
Cash received from the FDIC				21,400
Net assets acquired (net after-tax gain)				$4,752

Explanation of fair value adjustments:

(1) -	Adjustment for the fair value of the acquired loan portfolio.
(2) -	Adjustment for the estimated value of the core deposit intangible.
(3) -	Adjustment for amount due to BNC from the FDIC.
(4) -	Adjustment for the estimated fair value of time deposits.
(5) -	Adjustment for the deferred tax liability from the acquisition gain.

In connection with the transaction, BNC recorded $7.7 million in net pre-tax gain associated with the acquisition. The net gain represents the excess of the estimated fair value of the assets acquired, including cash received from the FDIC, over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer.

Acquisition of Branches from The Bank of Hampton Roads

On September 21, 2012, BNC acquired two branches of Gateway Bank & Trust Company located in Cary and Chapel Hill, North Carolina, respectively, which were owned and operated by The Bank of Hampton Roads (“BHR”). The assets acquired, which included cash, premises and equipment, and other assets totaling $24.1 million, and liabilities assumed, which included deposits and other liabilities totaling $24.5 million, were recorded at their estimated fair values as of the acquisition date based on management’s best estimate using the information available at that time. BNC recorded approximately $400,000 of goodwill related to this acquisition. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, contractual term and/or useful life of the related assets and liabilities.

BNC has determined the acquisitions of KeySource, Carolina Federal and the BHR branches constitute a business combination as defined by FASB ASC Topic 805: Business Combinations (“ASC Topic 805”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. BNC has recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with ASC Topic 805.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

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

NOTE 3 – SHAREHOLDERS’ EQUITY

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

TARP Auction and Warrant Redemption

On December 5, 2008, as part of the U.S. Department of the Treasury’s (“Treasury”) Capital Purchase Program, the Company issued and sold 31,260 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and a warrant to purchase up to 543,337 shares of the Company’s common stock to the Treasury.  On August 29, 2012, the Treasury completed the auction and sale of its investment in the Company’s preferred stock to private investors.  The Company received no proceeds from the auction. On September 19, 2012, the Company completed the repurchase of the warrant from the Treasury for $940,000. This warrant has been cancelled.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares and participating securities outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common stock during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock awards and the warrants under the Treasury’s Capital Purchase Program (collectively referred to herein as “Stock Rights”). As discussed in Note 3, the warrant issued in connection with the Treasury’s Capital Purchase Program was repurchased by the Company and cancelled in September 2012. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The weighted average numbers of shares outstanding or assumed to be outstanding for the periods ended are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income available to common shareholders	$788	$1,821	$3,602	$3,730
Add: Convertible preferred stock dividends	90	90	270	270
Net income available to participating common shareholders	$878	$1,911	$3,872	$4,000

Weighted average common shares - basic	19,840,076	9,080,235	13,548,555	9,067,224
Add: Effect of convertible preferred stock	1,804,566	1,804,566	1,804,566	1,804,566
Weighted average participating common shares - basic	21,644,642	10,884,801	15,353,121	10,871,790
Effects of dilutive Stock Rights	1,395	14,852	5,334	16,381
Weighted average participating common shares - diluted	21,646,037	10,899,653	15,358,455	10,888,171

Basic earnings per common share	$0.04	$0.18	$0.25	$0.37
Diluted earnings per common share	$0.04	$0.18	$0.25	$0.37

For both the three and nine months ended September 30, 2012, there were 455,411 shares of Stock Rights that were excluded in computing diluted common shares outstanding because the exercise price exceeded the market price of the common shares outstanding. For the three and nine months ended September 30, 2011, there were 678,990 and 677,590 shares of Stock Rights, respectively, excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
September 30, 2012:
Available for sale:
U.S. government agencies	$17,967	$206	$-	$18,173
State and municipals	153,952	11,469	81	165,340
Mortgage-backed securities:
Residential government sponsored	52,393	3,967	-	56,360
Other government sponsored	9,646	514	-	10,160
	$233,958	$16,156	$81	$250,033
Held to maturity:
State and municipals	$104,645	$4,092	$33	$108,704
Other debt securities	6,000	-	1,040	4,960
	$110,645	$4,092	$1,073	$113,664

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
December 31, 2011:
Available for sale:
U. S government agencies	$22,719	$482	$-	$23,201
State and municipals	152,688	7,996	128	160,556
Mortgage-backed securities:
Residential government sponsored	76,622	4,823	9	81,436
Other government sponsored	16,089	892	-	16,981
	$268,118	$14,193	$137	$282,174
Held to maturity:
State and municipals	$91,036	$446	$20	$91,462
Other debt securities	6,000	-	1,120	4,880
	$97,036	$446	$1,140	$96,342

The amortized cost and estimated fair value of investment securities at September 30, 2012, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties (dollars in thousands):

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

	Amortized cost	Fair value

Available for sale:
Due in one year or less	$1,341	$1,372
Due after one year through five years	4,522	4,587
Due after five through ten years	3,096	3,330
Due after ten years	224,999	240,744
	$233,958	$250,033

Held to maturity:
Due after one year through five years	$882	$896
Due after five through ten years	11,657	10,713
Due after ten years	98,106	102,055
	$110,645	$113,664

At September 30, 2012, and December 31, 2011, investment securities with an estimated fair value of approximately $169.5 million and $156.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following is a summary of realized gains and losses from the sales of investment securities classified as available for sale (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Proceeds from sales	$17,563	$22,930	$57,134	$49,789

Gross realized gains on sales	$756	$1,467	$2,476	$2,122
Gross realized losses on sales	-	(435)	(101)	(954)
Total realized gains, net	$756	$1,032	$2,375	$1,168

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011 (dollars in thousands):

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
September 30, 2012:
Available for sale:
State and municipals	$10,835	$81	$-	$-	$10,835	$81
Mortgage-backed	-	-	-	-	-	-
	$10,835	$81	$-	$-	$10,835	$81

Held to maturity:
State and municipals	$4,476	$33	$-	$-	$4,476	$33
Other debt securities	-	-	4,960	1,040	4,960	1,040
	$4,476	$33	$4,960	$1,040	$9,436	$1,073

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
December 31, 2011:
Available for sale:
State and municipals	$7,559	$98	$2,289	$30	$9,848	$128
Mortgage-backed	6,232	9	-	-	6,232	9
	$13,791	$107	$2,289	$30	$16,080	$137

Held to maturity:
State and municipals	$4,149	$20	$-	$-	$4,149	$20
Other debt securities	-	-	4,880	1,120	4,880	1,120
	$4,149	$20	$4,880	$1,120	$9,029	$1,140

At September 30, 2012, the unrealized losses relate to 10 state and municipal securities and two corporate debt securities. Of those, the corporate debt securities had continuous unrealized losses for more than twelve months. In determining if any credit losses were evident, the Company noted all of the state and municipal securities are investment grade as of September 30, 2012. In addition, the Company noted the issuers of the corporate debt securities are financially sound and well capitalized. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these debt securities before the anticipated recovery of the amortized costs basis.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major segments of loans, including loans covered under loss-share agreements with the FDIC (“covered”) and loans not covered under loss-share agreements (“non-covered”) at September 30, 2012 and December 31, 2011 are summarized below (dollars in thousands):

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2012			December 31, 2011
	Covered	Non-covered		Covered	Non-covered
	loans	loans	Total	loans	loans	Total

Commercial real estate	$121,426	$915,374	$1,036,800	$135,242	$722,826	$858,068
Commercial construction	36,771	173,197	209,968	51,426	175,710	227,136
Commercial and industrial	11,962	144,626	156,588	16,402	124,479	140,881
Leases	-	13,541	13,541	-	12,806	12,806
Total commercial	170,159	1,246,738	1,416,897	203,070	1,035,821	1,238,891
Residential construction	5,473	25,581	31,054	3,992	25,740	29,732
Residential mortgage	91,096	349,118	440,214	109,058	317,949	427,007
Consumer and other	2,660	9,567	12,227	3,913	9,940	13,853
	$269,388	$1,631,004	$1,900,392	$320,033	$1,389,450	$1,709,483

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

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected. The changes in the carrying amount of covered acquired loans and accretable yield for loans receivable for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Accretable	Carrying	Accretable	Carrying
	yield	amount	yield	amount

Balance at beginning of period	$(8,387)	$320,033	$(13,009)	$309,342
Additions due to acquisitions	-	-	-	65,587
Reductions from payments and foreclosures, net	-	(37,443)	-	(62,573)
Reclasses from non-accretable to accretable yield	-	-	(3,055)	-
Accretion	1,989	1,989	7,677	7,677
Balance at end of period	$(6,398)	$284,579	$(8,387)	$320,033

The unpaid principal balance for covered loans was $307.3 million and $385.3 million at September 30, 2012 and December 31, 2011, respectively.

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of ASC Topic 310-30: Loans and Debt Securities Acquired with Deteriorated Credit Quality. Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. Generally, the acquired loans that meet the Company’s definition for nonaccrual status fall within the definition of credit-impaired covered loans. The following table presents loans at acquisition date accounted for under ASC Topic 310-30 for the nine months ended September 30, 2012 (dollars in thousands):

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Contractually required payments receivable	$19,811
Contractual cash flows not expected to be collected (nonaccretable)	(5,522)
Expected cash flows	14,289
Interest component of expected cash flows	(806)
Fair value of loans acquired	$13,483

For the nine months ended September 30, 2012, the acquisition date unpaid balance of loans acquired that did not have credit deterioration was $161.5 million with an estimated fair value of $155.6 million. The discount of $5.8 million will be amortized on a level-yield basis over the economic life of the loans.

The Company has the ability to borrow funds from the FHLB and from the Federal Reserve Bank. At September 30, 2012 and December 31, 2011, real estate loans with carrying values of $415.2 million and $496.3 million, respectively, were pledged to secure borrowing facilities from these institutions.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis.   Each loan portfolio is subject to risks that could have an adverse impact on the credit quality of the loan portfolio.

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

 BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

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

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

			Commercial
	Commercial	Commercial	and		Residential	Residential	Consumer
2012	real estate	construction	industrial	Leases	construction	mortgage	and other	Total
Allowance for loan losses:
Three months ended:
Balance July 1, 2012	$14,335	$11,130	$5,591	$18	$650	$9,038	$94	$40,856
Charge-offs	(2,843)	(2,033)	(2,262)	-	(40)	(3,838)	(41)	(11,057)
Recoveries	687	61	44	-	24	140	2	958
Provision (a)	(134)	1,759	(359)	-	(56)	2,486	12	3,708
Increase in FDIC indemnification asset (a)	-	-	-	-	-	358	-	358
Balance September 30, 2012	$12,045	$10,917	$3,014	$18	$578	$8,184	$67	$34,823

Nine months ended:
Balance January 1, 2012	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008
Charge-offs	(6,632)	(9,722)	(4,392)	-	(220)	(6,425)	(152)	(27,543)
Recoveries	704	926	261	-	24	718	11	2,644
Provision (a)	2,778	6,476	2,439	-	75	5,390	59	17,217
Increase in FDIC indemnification asset (a)	3,406	2,280	368	-	-	5,443	-	11,497
Balance September 30, 2012	$12,045	$10,917	$3,014	$18	$578	$8,184	$67	$34,823

Ending balances:
Specific reserves:
Impaired loans	$638	$2,089	$6	$-	$2	$1,356	$-	$4,091
Purchase credit impaired loans	4,187	2,917	458	-	-	1,766	-	9,328
Total specific reserves	4,825	5,006	464	-	2	3,122	-	13,419
General reserves	7,220	5,911	2,550	18	576	5,062	67	21,404
Total	$12,045	$10,917	$3,014	$18	$578	$8,184	$67	$34,823

Loans:
Ending balance:
Individually evaluated for impairment	$27,946	$20,162	$1,454	$-	$362	$16,975	$122	$67,021
Purchase credit impaired loans	27,148	17,993	1,279	-	1,722	20,354	77	68,573
Loans collectively evaluated for impairment	981,706	171,813	153,855	13,541	28,970	402,885	12,028	1,764,798
Total	$1,036,800	$209,968	$156,588	$13,541	$31,054	$440,214	$12,227	$1,900,392

(a)	The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $89,000 and $2.9 million for the three and nine months ended September 30, 2012, respectively. This resulted in an increase in the FDIC indemnification asset of $358,000 and $11.5 million for the three and nine months ended September 30, 2012, respectively, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loans portfolio of $447,000 and $14.4 million for the three and nine months ended September 30, 2012.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

			Commercial
	Commercial	Commercial	and		Residential	Residential	Consumer
2011	real estate	construction	industrial	Leases	construction	mortgage	and other	Total
Allowance for loan losses:
Three months ended:
Balance July 1, 2011	$9,255	$5,894	$3,001	$35	$579	$4,440	$169	$23,373
Charge-offs	(789)	(1,506)	(275)	-	(267)	(376)	(31)	(3,244)
Recoveries	85	250	154	-	3	31	1	524
Provision	721	2,021	176	(10)	324	281	11	3,524
Balance September 30, 2011	$9,272	$6,659	$3,056	$25	$639	$4,376	$150	$24,177

Nine months ended:
Balance January 1, 2011	$12,972	$4,525	$3,525	$33	$682	$2,867	$209	$24,813
Charge-offs	(3,896)	(4,838)	(1,052)	-	(876)	(1,009)	(51)	(11,722)
Recoveries	142	270	511	15	14	61	17	1,030
Provision	54	6,702	72	(23)	819	2,457	(25)	10,056
Balance September 30, 2011	$9,272	$6,659	$3,056	$25	$639	$4,376	$150	$24,177

Ending balances:
Specific reserves:
Impaired loans	$733	$2,401	$84	$-	$-	$2,036	$-	$5,254
Purchase credit impaired loans	-	-	-	-	-	-	-	-
Total specific reserves	733	2,401	84	-	-	2,036	-	5,254
General reserves	8,539	4,258	2,972	25	639	2,340	150	18,923
Total	$9,272	$6,659	$3,056	$25	$639	$4,376	$150	$24,177

Loans:
Ending balance:
Individually evaluated for impairment	$14,132	$29,137	$3,127	$-	$1,103	$14,635	$-	$62,134
Purchase credit impaired loans	19,193	18,883	2,382	-	170	25,767	30	66,425
Loans collectively evaluated for impairment	725,631	182,148	125,326	12,374	24,077	361,849	13,238	1,444,643
Total	$758,956	$230,168	$130,835	$12,374	$25,350	$402,251	$13,268	$1,573,202

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents information related to impaired loans as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Impaired loans - with allowance			Impaired loans - with no allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
September 30, 2012:	investment	balance	allocated	investment	balance
Non-covered:
Commercial real estate	$11,376	$11,348	$638	$19,891	$19,841
Commercial construction	12,178	12,132	2,089	12,436	13,404
Commercial and industrial	100	100	6	1,354	1,354
Residential construction	363	362	2	-	-
Residential mortgage	12,857	12,816	1,356	5,182	5,207
Consumer and other	-	-	-	123	122
Total non-covered	36,874	36,758	4,091	38,986	39,928
Covered:
Commercial real estate	10,171	11,432	4,187	9,562	14,136
Commercial construction	5,702	7,890	2,917	12,299	15,133
Commercial and industrial	458	458	458	820	858
Residential construction	-	-	-	1,722	2,748
Residential mortgage	5,441	7,793	1,766	14,807	16,876
Consumer and other	-	-	-	77	80
Total covered	21,772	27,573	9,328	39,287	49,831
Total loans	$58,646	$64,331	$13,419	$78,273	$89,759

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

				Impaired loans - with
	Impaired loans - with allowance			no allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
December 31, 2011:	investment	balance	allocated	investment	balance
Non-covered:
Commercial real estate	$5,030	$5,010	$1,899	$13,027	$13,000
Commercial construction	10,604	10,563	2,095	13,171	13,116
Commercial and industrial	2,622	2,606	1,340	627	625
Residential construction	-	-	-	901	899
Residential mortgage	8,413	8,401	819	4,568	4,554
Consumer and other	122	122	12	-	-
Total non-covered	26,791	26,702	6,165	32,294	32,194
Covered:
Commercial real estate	10,916	12,748	1,583	11,985	16,055
Commercial construction	5,612	8,366	3,549	17,100	27,002
Commercial and industrial	-	-	9	2,619	3,439
Residential construction	-	-	-	1,584	2,591
Residential mortgage	580	945	268	21,655	30,928
Consumer and other	-	-	-	91	94
Total covered	17,108	22,059	5,409	55,034	80,109
Total loans	$43,899	$48,761	$11,574	$87,328	$112,303

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income	recorded	income
	investment	recognized	investment	recognized	investment	recognized	investment	recognized
Impaired loans with allowance:
Commercial real estate	$25,527	$173	$4,140	$43	$21,337	$313	$5,778	$66
Commercial construction	15,683	106	13,985	30	17,775	263	10,688	76
Commercial and industrial	820	7	216	-	2,363	52	473	-
Residential construction	363	3	-	-	161	4	364	4
Residential mortgage	17,887	134	7,158	58	12,392	232	5,477	110
Total impaired loans with allowance	$60,280	$423	$25,499	$131	$54,028	$864	$22,780	$256
Impaired loans with no allowance:
Commercial real estate	$22,471	$166	$32,848	$28	$24,382	$460	$35,129	$66
Commercial construction	22,729	104	33,556	80	22,925	292	37,753	167
Commercial and industrial	2,272	28	5,136	25	2,171	43	5,234	49
Leases	-	-	-	-	-	-	1	-
Residential construction	1,409	-	1,289	9	2,271	23	2,178	18
Residential mortgage	22,140	76	29,853	16	26,343	186	27,249	23
Consumer and other	204	3	28	-	178	4	110	-
Total impaired loans with no allowance	$71,225	$377	$102,710	$158	$78,270	$1,008	$107,654	$323

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2012, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. For the three and nine months ended September 30, 2012, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following presents an aging analysis of past due loans as of September 30, 2012 and December 31, 2011 (dollars in thousands):

			Greater
			than
	30-59 days	60-89 days	90 days		Total		Total
September 30, 2012:	past due	past due	past due	Nonaccrual	past due	Current	loans
Non-covered:
Commercial real estate	$1,625	$1,610	$-	$6,921	$10,156	$905,218	$915,374
Commercial construction	324	-	4,044	9,369	13,737	159,460	173,197
Commercial and industrial	254	-	-	1,131	1,385	143,241	144,626
Leases	-	-	-	-	-	13,541	13,541
Residential construction	-	-	-	-	-	25,581	25,581
Residential mortgage	4,277	1,720	93	7,788	13,878	335,240	349,118
Consumer and other	24	38	-	11	73	9,494	9,567
Total non-covered	6,504	3,368	4,137	25,220	39,229	1,591,775	1,631,004
Covered:
Commercial real estate	3,107	1,242	-	14,501	18,850	102,576	121,426
Commercial construction	-	246	-	16,633	16,879	19,892	36,771
Commercial and industrial	1,037	137	-	1,279	2,453	9,509	11,962
Residential construction	-	-	-	1,722	1,722	4,516	5,473
Residential mortgage	723	448	-	20,217	21,388	74,606	91,096
Consumer and other	49	-	1	75	125	3,077	2,660
Total covered	4,916	2,073	1	54,427	61,417	214,176	269,388
Total loans	$11,420	$5,441	$4,138	$79,647	$100,646	$1,805,951	$1,900,392

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

At least annually the Company will review all loans exceeding a certain threshold and assign a risk rating. Loans excluded from the scope of the annual review process are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the creditworthiness of the borrower; or (c) the customer contacts the Company for a modification or new loan. The Company uses the following definitions for risk ratings:

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The following presents the recorded investment in the Company’s loans by credit quality indicator as of September 30, 2012 and December 31, 2011 (dollars in thousands):

		Pass	Special
September 30, 2012	Total	credits	mention	Substandard	Doubtful	Loss
Non-covered:
Commercial real estate	$915,374	$826,320	$47,535	$41,519	$-	$-
Commercial construction	173,198	131,085	20,334	21,778	1	-
Commercial and industrial	144,625	136,904	5,454	2,267	-	-
Leases	13,541	13,541	-	-	-	-
Residential construction	25,581	23,251	223	2,107	-	-
Residential mortgage	349,118	303,340	23,069	22,709	-	-
Consumer and other	9,567	9,181	316	63	7	-
Total non-covered	1,631,004	1,443,622	96,931	90,443	8	-
Covered:
Commercial real estate	121,426	78,382	12,296	19,955	10,783	10
Commercial construction	36,771	15,790	1,536	10,731	8,714	-
Commercial and industrial	11,962	7,229	2,657	1,296	780	-
Residential construction	5,473	1,717	624	1,688	1,444	-
Residential mortgage	91,096	49,433	16,998	10,944	13,634	87
Consumer and other	2,660	2,368	207	62	23	-
Total covered	269,388	154,919	34,318	44,676	35,378	97
Total loans	$1,900,392	$1,598,541	$131,249	$135,119	$35,386	$97

		Pass	Special
December 31, 2011:	Total	credits	mention	Substandard	Doubtful	Loss
Non-covered:
Commercial real estate	$722,826	$661,628	$17,558	$43,640	$-	$-
Commercial construction	175,710	134,228	7,358	34,124	-	-
Commercial and industrial	124,479	115,441	3,485	5,470	83	-
Leases	12,806	12,806	-	-	-	-
Residential construction	25,740	21,557	275	3,908	-	-
Residential mortgage	317,949	276,513	20,705	20,731	-	-
Consumer and other	9,940	9,338	432	170	-	-
Total non-covered	1,389,450	1,231,511	49,813	108,043	83	-
Covered:
Commercial real estate	135,242	87,891	10,661	26,532	10,148	10
Commercial construction	51,426	17,497	3,856	13,360	16,621	92
Commercial and industrial	16,402	10,405	2,066	1,589	1,317	1,025
Residential construction	3,992	1,641	592	1,571	188	-
Residential mortgage	109,058	59,268	14,949	21,872	12,850	119
Consumer and other	3,913	3,574	98	226	13	2
Total covered	320,033	180,276	32,222	65,150	41,137	1,248
Total loans	$1,709,483	$1,411,787	$82,035	$173,193	$41,220	$1,248

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

The following table provides a summary of loans modified as TDRs at September 30, 2012 and December 31, 2011 (dollars in thousands):

				Allowance for
			Total	loan losses
	Accrual	Nonaccrual	TDRs	allocated
September 30, 1012:
Commercial real estate	$17,434	$4,787	$22,221	$120
Commercial construction	6,552	7,079	13,631	1,178
Commercial and industrial	325	1,029	1,354	-
Residential mortgage	9,762	4,907	14,669	771
Consumer and other	122	11	133	-
Total modifications	$34,195	$17,813	$52,008	$2,069

				Allowance for
			Total	loan losses
	Accrual	Nonaccrual	TDRs	allocated
December 31, 2011:
Commercial real estate	$12,869	$1,694	$14,563	$584
Commercial construction	18,187	1,118	19,305	1,193
Commercial and industrial	2,718	-	2,718	1,203
Residential construction	755	-	755	-
Residential mortgage	6,864	1,989	8,853	590
Consumer and other	122	-	122	-
Total modifications	$41,515	$4,801	$46,316	$3,570

As of September 30, 2012 and December 31, 2011 the Company had no available commitments outstanding on TDRs.

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents new TDRs, by modification category, for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands). All balances represent the recorded investment as of the end of the period in which the modification was made.

		Interest
	Term	only	Combination	Total
Three Months Ended September 30, 2012:	modifications	modifications	modifications	modifications
Commercial real estate	$-	$1,893	$458	$2,351
Commercial construction	-	380	-	380
Residential mortgage	59	-	2,097	2,156
Consumer and other	-	11	-	11
Total modifications	$59	$2,284	$2,555	$4,898
Total number of contracts	1	3	5	9

		Interest
	Term	only	Combination	Total
Nine Months Ended September 30, 2012:	modifications	modifications	modifications	modifications
Commercial real estate	$2,517	$3,034	$11,083	$16,634
Commercial construction	641	1,693	-	2,334
Commercial and industrial	34	-	294	328
Residential mortgage	515	3,233	4,993	8,741
Consumer and other	-	11	-	11
Total modifications	$3,707	$7,971	$16,370	$28,048
Total number of contracts	7	13	17	37

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

			Interest
	Rate	Term	only	Combination	Total
Three Months Ended September 30, 2011:	modifications	modifications	modifications	modifications	modifications
Commercial real estate	$4,588	$-	$-	$-	$4,588
Commercial construction	-	-	94	48	142
Commercial and industrial	34	-	200	58	292
Residential construction	142	-	238	4,161	4,541
Consumer and other	-	3	-	-	3
Total modifications	$4,764	$3	$532	$4,267	$9,566
Total number of contracts	4	1	3	7	15

			Interest
	Rate	Term	only	Combination	Total
Nine Months Ended September 30, 2011:	modifications	modifications	modifications	modifications	modifications
Commercial real estate	$4,588	$659	$1,606	$4,136	$10,989
Commercial construction	783	52	14,092	4,173	19,100
Commercial and industrial	59	-	200	2,342	2,601
Residential construction	142	392	238	4,161	4,933
Residential mortgage	878	1,190	1,315	6,987	10,370
Consumer and other	-	3	-	-	3
Total modifications	$6,450	$2,296	$17,451	$21,799	$47,996
Total number of contracts	9	8	15	19	51

The following table summarizes the period end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred during the period (dollars in thousands). The Company defines payment default as movement of the TDR to non-accrual status.

	Number of	Three Months Ended	Number of	Nine Months Ended
	contracts	September 30, 2012	contracts	September 30, 2012
Commercial real estate	1	$838	3	$2,522
Commercial construction	3	1,975	7	5,961
Commercial and industrial	-		2	2,339

	Number of	Three Months Ended	Number of	Nine Months Ended
	contracts	September 30, 2011	contracts	September 30, 2011
Commercial real estate	1	$381	2	$1,507
Commercial construction	-	-	3	6,297
Consumer and other	1	52	1	52

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity for the three and nine months ended September 30, 2012 and 2011 is summarized below (dollars in thousands):

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Loans held for sale at September 30,	$29,883	$6,753	$29,883	$6,753
Proceeds from sales of loans held for sale	60,839	19,258	168,440	49,984
Mortgage fees	1,773	581	4,267	1,186

NOTE 7 – FDIC INDEMNIFICATION ASSET

The FDIC indemnification asset activity for the three and nine months ended September 30, 2012 and 2011 is summarized as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Balance at beginning of period	$72,483	$61,003	$91,851	$69,493
Accretion of present value discount, net	524	250	1,155	250
Post-acquisition adjustments	(348)	663	12,984	2,483
Receipt of payments from FDIC	(16,628)	(11,231)	(49,959)	(21,541)
Balance at end of period	$56,031	$50,685	$56,031	$50,685

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

		September 30, 2012		December 31, 2011
	Notional	Balance Sheet		Balance Sheet
	Amount	location	Fair value	location	Fair value

Derivative designated as hedging instrument	$250,000	Other assets	$67	Other assets	$634

The Company has recorded a $7.6 million loss, net of tax, as accumulated other comprehensive income at September 30, 2012, and expects $5.4 million, net of tax, to be reclassified into earnings within the next 12 months. The following table presents the losses recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges (dollars in thousands, net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Amount of net loss recorded in OCI (effective portion)	$83	$1,540	$349	$3,077
Amount of net loss reclassified from OCI to earnings (1)	1,237	845	3,568	2,101
Amount of hedge ineffectiveness	-	-	-	-

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

Goodwill and identified intangible assets, with indefinite lives, are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by a valuation model. The goodwill and other intangible assets activity for the nine months ended September 30, 2012 is as follows (dollars in thousands):

		Other
	Goodwill	Intangibles	Total

Balance at December 31, 2011	$26,129	$2,986	$29,115
Acquisitions	1,083	837	1,920
Amortization	-	(396)	(396)
Balance at September 30, 2012	$27,212	$3,427	$30,639

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

No impairment charges were recognized for the nine months ended September 30, 2012.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The balances in accumulated other comprehensive income at September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	September 30,	December 31,
	2012	2011

Unrealized holding gains – investment securities available for sale, net of tax	$9,877	$8,637
Unrealized holding gains – investment securities transferred from available for sale to held to maturity, net of tax	2,963	3,211
Unrealized holding losses – cash flow hedge instruments, net of tax	(7,618)	(10,838)
Total accumulated other comprehensive income	$5,222	$1,010

NOTE 11 - FAIR VALUE MEASUREMENT

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuations are defined as follows:

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Assets
	measured at	Fair value measured using
Description	fair value	Level 1	Level 2	Level 3
At September 30, 2012:
Investment securities available for sale:
U.S. government agencies	$18,173	$-	$18,173	$-
State and municipals	165,340	-	165,340	-
Mortgage-backed securities:
Residential government sponsored	56,360	-	56,360	-
Other government sponsored	10,160	-	10,160	-
Total investment securities available for sale	250,033	-	250,033	-
Interest rate cap	67	-	67	-
Total assets measured at fair value on a recurring basis	$250,100	$-	$250,100	$-

At December 31, 2011:
Investment securities available for sale:
U.S. government agencies	$23,201	$-	$23,201	$-
State and municipals	160,556	-	160,556	-
Mortgage-backed securities:
Residential government sponsored	81,436	-	81,436	-
Other government sponsored	16,981	-	16,981	-
Total investment securities available for sale	282,174	-	282,174	-
Interest rate cap	634	-	634	-
Total assets measured at fair value on a recurring basis	$282,808	$-	$282,808	$-

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

Impaired Loans. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2 valuation. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as Level 3 valuation.

Other Real Estate Owned. Fair values of other real estate owned are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. At September 30, 2012 and December 31, 2011, all of the impaired loans were recorded as Level 3 valuation.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Assets
	measured at	Fair value measured using
Description	fair value	Level 1	Level 2	Level 3
At September 30, 2012:
Loans held for sale	$29,883	$-	$29,883	$-
Impaired loans	122,175	-	-	122,175
Other real estate owned	55,666	-	-	55,666
Total assets measured at fair value on a nonrecurring basis	$207,724	$-	$29,883	$177,841

At December 31, 2011:
Loans held for sale	$9,596	$-	$9,596	$-
Impaired loans	119,449	-	-	119,449
Other real estate owned	68,504	-	-	68,504
Total assets measured at fair value on a nonrecurring basis	$197,549	$-	$9,596	$187,953

Goodwill and other intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets as Level 3 valuation. At September 30, 2012 and December 31, 2011, there were no fair value adjustments related to $27.2 million and $26.1 million of goodwill, respectively, and other intangible assets of $3.4 million and $3.0 million, respectively.

Below is a table that presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis during the three months ended September 30, 2012 (dollars in thousands):

	Fair value at	Valuation		Range of
Description	September 30, 2012	methodology	Unobservable inputs	inputs

Impaired loans	$122,175	Appraised value	Discounts to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$55,666	Appraised value	Discount to reflect current market conditions	0% - 18%

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows (dollars in thousands):

	September 30, 2012
	Carrying	Estimated
	value	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$156,607	$156,607	$156,607	$-	$-
Investment securities available for sale	250,033	250,033	-	250,033	-
Investment securities held to maturity	110,645	113,664	-	113,664	-
Federal Home Loan Bank stock	6,985	6,985	-	6,985	-
Loans held for sale	29,883	29,883	-	29,883	-
Loans receivable, net	1,865,569	1,853,040	-	1,730,865	122,175
Accrued interest receivable	8,949	8,949	-	8,949	-
FDIC indemnification asset	56,031	56,031	-	-	56,031
Investment in bank-owned life insurance	49,524	49,524	-	49,524	-
Interest rate cap derivative	67	67	-	67	-
Financial liabilities:
Demand deposits and savings	$1,275,783	$1,275,783	$-	$1,275,783	$-
Time deposits	1,033,304	1,045,616	-	1,045,616	-
Short-term borrowings	37,135	37,135	-	37,135	-
Long-term debt	99,760	87,165	-	87,165	-
Accrued interest payable	1,248	1,248	-	1,248	-

	December 31, 2011
	Carrying	Estimated
	value	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$55,829	$55,829	$55,829	$-	$-
Investment securities available for sale	282,174	282,174	-	282,174	-
Investment securities held to maturity	97,036	96,342	-	96,342	-
Federal Home Loan Bank stock	9,159	9,159	-	9,159	-
Loans held for sale	9,596	9,596	-	9,596	-
Loans receivable, net	1,678,475	1,670,586	-	1,551,137	119,449
Accrued interest receivable	10,174	10,174	-	10,174	-
FDIC indemnification asset	91,851	91,851	-	-	91,851
Investment in bank-owned life insurance	48,294	48,294	-	48,294	-
Interest rate cap derivative	634	634	-	634	-
Financial liabilities:
Demand deposits and savings	$1,055,090	$1,055,090	$-	$1,055,090	$-
Time deposits	1,063,097	1,080,175	-	1,080,175	-
Short-term borrowings	70,211	70,211	-	70,211	-
Long-term debt	93,713	86,144	-	86,144	-
Accrued interest payable	1,379	1,379	-	1,379	-

The following methods and assumptions were used to estimate the fair value of financial instruments that have not been previously discussed:

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Cash and cash equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair value of those assets.

Investment securities held to maturity - Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

Short-term borrowings - The carrying amount of short-term borrowings is assumed to approximate fair value.

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

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2012 and December 31, 2011, the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk are as follows (dollars in thousands):

	September 30,	December 31,
	2012	2011

Commitments under unfunded loans and lines of credit	$248,849	$199,430
Letters of credit	12,549	13,122
Unused credit card lines	4,603	5,827
Commitments to sell loans held for sale	29,883	9,596

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

NOTE 13 - SHARE-BASED COMPENSATION

The Company maintains various types of share-based compensation plans. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note M of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

On September 14, 2012, the Company merged with KeySource and assumed all of the outstanding and unexercised stock options from KeySource’s non-statutory and incentive stock option plans. As a result, 328,821 fully vested shares were assumed at a weighted average exercise price of $11.04 per share, with a remaining contractual term of 4.86 years.

A summary of option activity under the stock option plans as of September 30, 2012 and changes during the nine months ended September 30, 2012 is presented below (dollars in thousands, except per share data):
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2011	195,125	$10.19
Assumed in merger	328,821	11.04
Exercised	(48,092)	5.95
Forfeited or expired	(12,041)	6.95
Outstanding at September 30, 2012	463,813	$11.32	4.4 years	$19
Exercisable at September 30, 2012	455,408	$11.37	4.3 years	$15
Share options expected to vest	8,405	$8.59	7.2 years	$4

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

The related compensation expense recognized for stock option awards for the nine months ended September 30, 2012 and 2011 was $66,000 and $11,000, respectively. Included in the 2012 amount was $55,000 of additional compensation expense related to the excess fair value of the stock options assumed from KeySource. As of September 30, 2012, there was $20,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.19 years. For the nine months ended September 30, 2012, the intrinsic value of options exercised amounted to $7,400. There were no options exercised for the nine months ended September 30, 2011.

Restricted Stock Awards. A summary of the status of the Company’s non-vested stock awards as of September 30, 2012 and changes during the nine months ended September 30, 2012 is presented below (dollars in thousands, except per share data):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2011	70,124	$7.42
Granted	69,750	7.55
Vested	(14,563)	8.18
Non-vested at September 30, 2012	125,311	$7.41

The related compensation expense recognized for restricted stock awards for the nine months ended September 30, 2012 and 2011 was $310,000 and $243,000, respectively. As of September 30, 2012, there was $533,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.21 years.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (ASU 2012-06), which addresses diversity in practice regarding the subsequent measurement of an indemnification asset in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. The amendments are effective for interim and annual reporting periods beginning on or after December 15, 2012 with early adoption permitted. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

In July 2012 the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill . The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities. This project began as an attempt to converge the offsetting requirements under U.S, GAAP and IFRS. However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S.GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s consolidated financial statements.

BNC BANCORP
Notes to Consolidated Financial Statements (Unaudited)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 15 – OTHER EVENTS – ENTRY INTO MATERIAL DEFINITIVE AGREEMENT

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

Overview and Executive Summary

BNC Bancorp (the “Company”) is a one-bank holding company for Bank of North Carolina (“BNC”). BNC is a full service commercial bank, incorporated under the laws of the State of North Carolina. The Company maintains four wholly-owned special-purpose subsidiary trusts that issue trust preferred securities. Because BNC is our sole banking subsidiary, the majority of our income is derived from BNC operations. Throughout this Quarterly Report, results of operations will relate to BNC’s operations, unless a specific reference is made to the Company and its operating results other than through BNC’s business and activities. The terms “we” and “ours” will be used throughout this report when discussing our operations except in circumstances where a reference is specific to either the Company and/or BNC.

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

Completed Acquisitions

On September 21, 2012, we acquired the deposits and certain other assets of two branches that were owned by The Bank of Hampton Roads, a subsidiary of Hampton Roads Bankshares, Inc, located at Preston Corners in Cary, North Carolina and Meadowmont Village Circle in Chapel Hill, North Carolina.

On September 14, 2012, we acquired KeySource Financial, Inc., a North Carolina corporation serving as a one bank holding company for KeySource Commercial Bank, a North Carolina banking corporation (“KeySource”), with one branch in Durham, North Carolina. The acquisition of KeySource, as well as the acquisition of the Bank of Hampton Roads branches, further increases our presence in the combined Raleigh-Durham Metropolitan Statistical Area, the market with the highest forecasted five-year growth rate in North Carolina.

On June 8, 2012, we acquired certain assets and liabilities of Carolina Federal Savings Bank (“Carolina Federal”) pursuant to a Purchase and Assumption agreement with the FDIC. Under the terms of the agreement, we acquired certain assets and deposits from the FDIC as receiver of Carolina Federal. There was no loss-share arrangement with the FDIC in regards to this transaction.

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

Pending Transaction

On June 4, 2012, we entered into an Agreement and Plan of Merger with First Trust Bank (“First Trust”), a commercial bank serving small businesses and professionals in the Charlotte Metro area. The Agreement and Plan of Merger provides for First Trust shareholders to receive 0.98 shares of our voting common stock for each share of First Trust common stock, or cash in the amount of $7.25 per share. As a result of the transaction, we will add three new branches in metro Charlotte, as well as approximately $228 million in loans and $374 million in deposits. We expect the merger will close in the fourth quarter of 2012, subject to customary closing conditions, including regulatory approval and approval of First Trust’s shareholders.

We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We have pursued a strategy that emphasizes our local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, we make business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; commercial real estate loans; and other loans. We also offer a wide range of banking services, including checking and savings accounts, safe deposit boxes, and other associated services. We have 35 banking offices in North and South Carolina.

Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from our investment portfolio. In prior years, investments have not been a primary source of income for us.

During the first nine months of 2012, with the impact of the economic slowdown ongoing, management has continued to focus on managing credit quality, maintaining adequate liquidity sources and managing our capital. During the second quarter of 2012, we closed on a $72.5 million institutionally based capital raise that provided enhanced capital levels to continue our strategic and opportunistic expansion plans. During the third quarter of 2012, we also ended our participation in the Treasury’s Capital Purchase Program with the auction of our Series A preferred stock to private investors. We also repurchased and cancelled the warrant issued to the Treasury to purchase additional stock. As we are building our franchise throughout the Carolinas, we continue our ongoing efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment. We are committed to building long-term value for our shareholders, and in the changing regulatory and economic landscape, core deposit growth will be an even more critical element for finding successful and profitable growth initiatives. We have a retail banking team that oversees product development, sales, training, accountability and consistency, and quality of delivery in each of our offices in our banking regions. Credit costs remain high due to elevated nonperforming asset levels and our continuing efforts to resolve asset quality issues. Weaknesses in residential development and rising unemployment levels in our market areas resulted in higher charge-offs, and a higher allowance for loan losses in 2012 also impacted earnings. We continue to focus on accelerating the sales cycle for other real estate owned (“OREO”), including taking substantial discounts on the larger OREO properties.

Our senior management continues to work closely with credit administration, third-party credit review specialists, and lending staff to insure that adequate resources are in place to proactively manage through the current slowdown in the real estate markets and overall economy. When a problem is identified, management remains diligent in assessing the situation and moving quickly to minimize losses, while being sensitive to the borrower’s effectiveness as an operator, the long-term viability of the business or project, and the borrower’s commitment to working with BNC to achieve an acceptable resolution of the credit.

Analysis of Results of Operations

Consolidated net income for the third quarter of 2012 was $1.4 million, a decrease of $1.0 million from the $2.4 million of net income from the comparable period of 2011. Our net income available to common shareholders for the third quarter of 2012 was $788,000, or $0.04 per diluted share, compared to $1.8 million, or $0.18 per diluted share, for the third quarter of 2011. During the three months ended September 30, 2012 and 2011, the Company incurred $1.9 million and $109,000, respectively, of expenses associated with merger and acquisition activities. Excluding these expenses, adjusted net income totaled $2.6 million, a slight increase compared to the $2.5 million exclusive of one-time costs for the quarter ended September 30, 2011.

For the nine months ended September 30, 2012, consolidated net income was $5.4 million, a slight decrease from the $5.5 million from the comparable period of 2011. Net income available to common shareholders for the nine months ended September 30, 2012 was $3.6 million, or $0.25 per diluted share, compared to $3.7 million, or $0.37 per diluted share, for the nine months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011, the Company incurred $3.8 million and $368,000, respectively, of expenses associated with merger and acquisition activities. Excluding these expenses, adjusted net income totaled $7.8 million, an increase of 36% compared to the $5.8 million exclusive of one-time costs for the nine months ended September 30, 2011.

Comparability of earnings per share for both the above periods was impacted due to our second quarter capital raise. For the three and nine months ended September 30, 2012, outstanding average diluted shares increased by 10,356,613 shares and 4,308,956 shares, respectively.

The annualized return on average assets was 0.22% for the third quarter of 2012, compared to 0.44% for the third quarter of 2011. The annualized return on average assets was 0.29% for the nine months ended September 30, 2012, compared to 0.34% for the comparable period of 2011.

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

Net interest income for the third quarter of 2012 was $19.8 million, an increase of $2.9 million, or 17.1%, from the comparable period last year. For the nine months ended September 30, 2012 our net interest income totaled $56.5 million, an increase of $6.2 million, or 12.3%, from the comparable period in 2011. During the third quarter of 2012, our net interest margin (FTE) decreased by 4 basis points from the third quarter of 2011 to 3.75%. Excluding the costs associated with our interest rate cap, our net interest margin for the third quarter was 4.11%, a decrease of 1 basis point from the comparable period in 2011.

During the third quarter of 2012, the accretion of yield and fair value discounts totaled $1.1 million, an increase of $100,000 from $1.0 million in the third quarter of 2011. Accretion for the nine months ended September 30, 2012 and 2011 was $3.6 million and $3.5 million, respectively.

During the third quarter of 2012, our average yield on interest-earning assets (FTE) decreased 29 basis points while the cost of average interest-bearing liabilities decreased 18 basis points when compared to the third quarter of 2011. For the nine months ended September 30, 2012, our average yield on interest-earning assets (FTE) decreased 27 basis points while the cost of average interest-bearing liabilities decreased 15 basis points from the comparable period in 2011.

Total interest income (FTE) increased $2.7 million for the third quarter of 2012 when compared to the same quarter of 2011. This increase in interest income (FTE) is primarily driven by increases in our average portfolio loan balances, which have increased $234.4 million for the three months ended September 30, 2012 as compared to the same period in 2011. The increases in average loans are due to the acquisitions of KeySource, Carolina Federal, Regent and Blue Ridge, as well as organic growth in our footprint. Increases in average portfolio loans were offset by a 5 basis point decrease in average interest rates for the quarter ended September 30, 2012, as compared to the third quarter of 2011. Average portfolio loans, as a percentage of average interest-earning assets, decreased to 79.5% for the quarter ended September 30, 2012, compared to 80.7% for the prior year quarter. Average investment securities increased $1.6 million while the average yield on investment securities decreased 50 basis points during the third quarter of 2012, as compared to the third quarter of 2011.

Total interest income (FTE) increased $6.4 million for the nine months ended September 30, 2012 when compared to the comparable period of 2011. This increase in interest income (FTE) is primarily driven by increases in our average portfolio loan balances, which have increased $208.9 million for the nine months ended September 30, 2012 as compared to the same period in 2011. The increases in average loans are due to the acquisitions of KeySource, Carolina Federal, Regent, and Blue Ridge, as well as organic growth in our footprint. Increases in average loans are offset by a 13 basis point decrease in average interest rates during the nine months ended September 30, 2012, as compared to the same period of 2011. Average portfolio loans, as a percentage of total interest-earning assets, increased slightly to 80.5% for the nine months ended September 30, 2012, as compared to the same period in 2011. Average investment securities increased $311,000 while the average yield on investment securities decreased 42 basis points for the nine months ended September 30, 2012 compared to the same period of 2011.

Total interest expense decreased $134,000 for the third quarter of 2012 when compared to the same quarter of 2011. While average time deposits have increased by $66.3 million for the quarter ended September 30, 2012 compared to the same quarter of prior year, the average rates paid on time deposits have decreased by 41 basis points over the same period. The decreases were associated with the repricing of our time deposits at lower interest rates. Our average demand deposits increased by $136.9 million, with rates paid on demand deposits increasing 3 basis points. Interest expense on borrowings decreased $79,000, with lower average outstanding balances being offset by an increase of 38 basis points in the average rate during the comparable periods.

Total interest expense for the nine months ended September 30, 2012 increased $190,000 when compared to the same period of 2011. Rates paid on time deposits decreased by 50 basis points, while average time deposits increased by $99.2 million. The decreases in rates were associated with the repricing of our time deposits at lower interest rates. Our average demand deposits increased by $109.7 million, with rates paid on demand deposits increasing 17 basis points. Interest expense on borrowings decreased modestly, with lower average outstanding balances being offset by an increase of 41 basis points in the average rate during the comparable periods.

The following tables present the average balances of assets, liabilities and shareholders’ equity, interest income (FTE) and interest expense, and average yields and rates by asset and liability component for the periods indicated (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases	$1,778,937	$24,076	5.38%	$1,544,516	$21,142	5.43%
Loans held for sale	26,187	174	2.64%	3,194	34	4.22%
Investment securities, taxable	102,924	1,097	4.24%	115,392	1,389	4.78%
Investment securities, tax-exempt*	233,429	3,749	6.39%	219,317	3,867	7.00%
Interest-earning balances and other	95,331	67	0.28%	31,375	25	0.32%
Total interest-earning assets	2,236,808	29,163	5.19%	1,913,794	26,457	5.48%
Other assets	286,479			265,426
Total assets	$2,523,287			$2,179,220
Interest-bearing liabilities:
Demand deposits	$933,437	3,486	1.49%	$796,581	2,926	1.46%
Savings deposits	57,856	76	0.52%	35,955	41	0.45%
Time deposits	955,657	3,711	1.54%	889,363	4,361	1.95%
Borrowings	123,325	790	2.55%	159,213	869	2.17%
Total interest-bearing liabilities	2,070,275	8,063	1.55%	1,881,112	8,197	1.73%
Non-interest-bearing deposits	194,006			129,390
Other liabilities	17,965			9,792
Shareholders' equity	241,041			158,926
Total liabilities and shareholder's equity	$2,523,287			$2,179,220
Net interest income and
interest rate spread*		$21,100	3.64%		$18,260	3.76%
Net interest margin*			3.75%			3.79%

* Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.3 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases	$1,738,084	$69,924	5.37%	$1,529,233	$62,932	5.50%
Loans held for sale	20,286	448	2.95%	2,507	76	4.05%
Investment securities, taxable	111,571	3,622	4.34%	119,685	4,353	4.86%
Investment securities, tax-exempt*	225,625	11,332	6.71%	217,200	11,636	7.16%
Interest-earning balances and other	64,715	158	0.33%	32,545	86	0.35%
Total interest-earning assets	2,160,281	85,484	5.29%	1,901,170	79,083	5.56%
Other assets	296,697			257,072
Total assets	$2,456,978			$2,158,242
Interest-bearing liabilities:
Demand deposits	$912,738	10,533	1.54%	$803,052	8,234	1.37%
Savings deposits	47,708	172	0.48%	36,012	117	0.43%
Time deposits	986,168	11,573	1.57%	886,941	13,718	2.07%
Borrowings	123,624	2,494	2.69%	147,058	2,513	2.28%
Total interest-bearing liabilities	2,070,238	24,772	1.60%	1,873,063	24,582	1.75%
Non-interest-bearing deposits	176,196			121,316
Other liabilities	14,944			8,252
Shareholders' equity	195,600			155,611
Total liabilities and shareholder's equity	$2,456,978			$2,158,242
Net interest income and
interest rate spread*		$60,712	3.69%		$54,501	3.81%
Net interest margin*			3.75%			3.83%

* Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $4.2 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table presents certain information regarding changes in our interest income (FTE) and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rates and volume (dollars in thousands).

	Three Months Ended			Nine Months Ended
	September 30, 2012 vs. 2011			September 30, 2012 vs. 2011
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases	$3,129	$(195)	$2,934	$8,031	$(1,039)	$6,992
Loans held for sale	199	(59)	140	435	(63)	372
Investment securities, taxable	(145)	(147)	(292)	(427)	(304)	(731)
Investment securities, tax-exempt*	228	(346)	(118)	197	(501)	(304)
Interest-earning balances and other	48	(6)	42	78	(6)	72
Total interest income	3,459	(753)	2,706	8,314	(1,913)	6,401

Interest expense:
Deposits:
Demand deposits	498	62	560	1,204	1,095	2,299
Savings deposits	27	8	35	40	15	55
Time deposits	282	(932)	(650)	1,360	(3,505)	(2,145)
Borrowings	(215)	136	(79)	(434)	415	(19)
Total interest expense	592	(726)	(134)	2,170	(1,980)	190
Net interest income increase (decrease)	$2,867	$(27)	$2,840	$6,144	$67	$6,211

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

We recorded a provision for loan losses of $3.7 million in the third quarter of 2012 compared to a provision for loan losses of $3.5 million in the third quarter of 2011. Of the $3.7 million in provision expense, $3.6 million related to legacy non-covered. The total covered loan provision totaled $447,000 for the third quarter of 2012, with $358,000 recorded through an FDIC indemnification asset.

For the nine months ended September 30, 2012, we recorded a provision for loan losses of $17.2 million compared to a provision for loan losses of $10.1 million for the comparable period in 2011. Of the $17.2 million in provision expense, $14.4 million related to legacy non-covered loans and $2.8 million in related covered loans. The total covered loan provision totaled $14.4 million for the nine months ended September 30, 2012, with $11.5 million recorded through an FDIC indemnification asset.

A summary of activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Balance at beginning of period	$40,856	$23,373	$31,008	$24,813
Provision charged to operations	3,708	3,524	17,217	10,056
Provision provided from indemnification asset	358	-	11,497	-
Loans charged-off:
Commercial real estate	2,843	789	6,632	3,896
Commercial construction	2,033	1,506	9,722	4,838
Commercial and industrial	2,262	275	4,392	1,052
Residential construction	40	267	220	876
Residential mortgage	3,838	376	6,425	1,009
Consumer and other	41	31	152	51
Total loans charged-off	11,057	3,244	27,543	11,722
Recoveries of loans:
Commercial real estate	687	85	704	142
Commercial construction	61	250	926	270
Commercial and industrial	44	154	261	511
Residential construction	24	3	24	14
Residential mortgage	140	31	718	61
Consumer and other	2	1	11	17
Total loan recoveries	958	524	2,644	1,015
Net charge-offs	10,099	2,720	24,899	10,707
Balance at end of period	$34,823	$24,177	$34,823	$24,162

Non-Interest Income

Non-interest income was $5.3 million for the third quarter of 2012, compared to non-interest income of $3.8 million for the third quarter of 2011. Excluding the acquisition gain from a FDIC-assisted transaction recorded in the second quarter of 2012, FDIC-related income, and gains on sale of securities, non-interest income was $3.8 million for the three months ended September 30, 2012, an increase of 49.6% from the comparable period of 2011.

Non-interest income was $22.7 million for the nine months ended September 30, 2012, compared to $8.6 million for the comparable period of 2011. Included in non-interest income for the nine months ended September 30, 2012 was $7.7 million of acquisition gain from a FDIC-assisted transaction, $2.4 million of gains on sale of securities, and $2.1 million of income associated with FDIC receivable and related loss-share receipts. Excluding FDIC-related income, acquisition gains, and gains on sale of securities, non-interest income was $10.6 million for the nine months ended September 30, 2012, an increase of 46.5% from the comparable period of 2011.

Mortgage fees generated in the third quarter of 2012 increased $1.2 million, or 205.2%, compared to the third quarter of 2011. Proceeds from sales of loans held for sale totaled $60.8 million for the third quarter of 2012, compared to $19.3 million for the same period in 2011. During the second quarter of 2011, our original mortgage origination platform was terminated and replaced with a more robust platform that increased mortgage origination volume and fee income. For the nine months ended September 30, 2012, mortgage fees were $4.3 million compared to $1.2 million for the same period in 2011.

Other non-interest income for the third quarter of 2012 increased $636,000, or 89.5%, compared to the third quarter of 2011. Included in other non-interest income for the third quarter of 2012 was $673,000 of FDIC related income, an increase of $423,000 from the income recorded in the comparable period of 2011. For the nine months ended September 30, 2012, other non-interest income totaled $4.2 million, an increase of $2.4 million when compared to the same period in 2011, with an increase in FDIC related income generating $1.8 million of the total increase. SBA income was $335,000 for the third quarter of 2012, an increase from the $207,000 recorded in the comparable period of 2011. For the nine months ended September 30, 2012, SBA income was $1.2 million, an increase of $1.0 million from the $207,000 recorded in the nine months ended September 30, 2011.

The following are the components of non-interest income for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Mortgage fees	$1,773	$581	$4,267	$1,186
Service charges	746	744	2,233	2,439
Investment brokerage fees	206	357	675	741
Earnings on bank-owned life insurance	425	414	1,230	1,259
Gain on sale of investment securities, net	756	1,032	2,375	1,168
Gain on acquisition	-	-	7,734	-
Other	1,347	711	4,230	1,842
Total non-interest income	$5,253	$3,839	$22,744	$8,635

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

Non-interest expense was $20.4 million for the third quarter of 2012, compared to $14.7 million for the third quarter of 2011. In comparison to the third quarter of 2011, salaries and employee benefits increased $2.1 million, primarily as a result of acquisitions made since the fourth quarter of 2011, as well as continued franchise growth. Professional services expenses also increased by $1.5 million in comparison to the same period in the prior year due to acquisitions and other strategic initiatives. In addition, we recorded a $1.6 million valuation adjustment related to our OREO properties, as compared to a $936,000 valuation adjustment in the same period of 2011.

Non-interest expense was $57.4 million for the nine months ended September 30, 2012, compared to $44.3 million for the comparable period of 2011. These increases were due to the addition of full-time equivalent employees and facilities as a result of the acquisitions that have been made since the fourth quarter of 2011, as well as continued investments in mortgage originations and overall franchise growth. These personnel additions are expected to contribute to our long-term focus on driving both top line and fee income growth. We also recorded $4.3 million of valuation adjustments for OREO during the nine months ended September 30, 2012, an increase from the $3.0 million recorded in the comparable period of 2011.

Included in non-interest expense for the three and nine months ended September 30, 2012 was merger and transactional costs totaling $1.9 million and $3.8 million, respectively. These costs included professional fees, contract cancellations, personnel costs, and data processing and system conversion expenses.

The following are the components of non-interest expense for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Salaries and employee benefits	$10,291	$8,152	$29,884	$23,014
Occupancy	1,240	961	3,438	2,752
Furniture and equipment	993	632	3,019	1,924
Data processing and supplies	619	514	2,012	1,678
Advertising and business development	509	326	1,272	1,252
Insurance, professional and other services	2,136	668	4,702	2,538
FDIC insurance assessments	609	485	1,709	1,945
Loan, foreclosure and other real estate owned	2,658	1,975	7,279	5,967
Other	1,344	1,002	4,086	3,270
Total non-interest expense	$20,399	$14,715	$57,401	$44,340

Income Taxes

We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before taxes significantly affects our effective tax rate. A tax benefit is recorded if non-taxable income exceeds income before taxes, resulting in a reduction of total income subject to income taxes. If income exceeds non-taxable income, income tax expense is recorded. The change in benefit and expense amounts is attributable to the increased income that was recorded during the reported periods. For the three months ended September 30, 2012, we recorded an income tax benefit of $492,000 compared to income tax expense of $46,000 for the same period in 2011. For the nine months ended September 30, 2012, we recorded an income tax benefit of $760,000 compared to an income tax benefit of $982,000 for the same period in 2011.

Analysis of Financial Condition

Total assets at September 30, 2012 were $2.71 billion, an increase of $256.2 million when compared to total assets at December 31, 2011. Total earning assets, which are comprised of interest-earning balances at banks, investment securities, FHLB stock, loans held for sale and loans, were $2.39 billion at September 30, 2012 and $2.12 billion at December 31, 2011. Earning assets serve as our primary revenue source. Total liquid assets, which include cash and cash equivalents and investment securities available for sale at September 30, 2012 were $406.6 million, or 15.0% of total assets, which is a $68.6 million increase from the $338.0 million, or 13.8% of total assets, at December 31, 2011.

Period-end portfolio loans, which exclude loans held for sale, totaled $1.90 billion as of September 30, 2012, an increase of $190.9 million, or 11.2%, from December 31, 2011. The increase was due to strong organic growth in our North Carolina franchise, along with the acquisition and integration of KeySource, Carolina Federal, Blue Ridge and Regent. Period-end deposits totaled $2.31 billion, an increase of $190.9 million, or 9.0%, from December 31, 2011. The increase was due to the $230.0 million of deposits assumed from the acquisitions of KeySource, Carolina Federal and, to a lesser extent, the branches acquired from BHR. This increase was partially offset by a $172.0 million decrease in wholesale deposits from December 31, 2011.

We remain well-capitalized with total equity of $252.2 million at September 30, 2012, an increase of $88.3 million from December 31, 2011. This increase in total equity was primarily driven by a $72.5 million private placement of preferred stock that occurred in June 2012, with net proceeds totaling $68.3 million.

During the third quarter of 2012, the Treasury completed the auction to private investors of the Company’s preferred stock that was issued to the Treasury in 2008 under the Capital Purchase Program. No proceeds were received in connection with this auction. Subsequent to the auction, the Company repurchased from the Treasury the Company’s outstanding warrants to purchase shares of the Company’s common stock in the amount of $940,000. This warrant has been cancelled.

Investment Securities

Investment securities were $360.7 million at September 30, 2012 and $379.2 million at December 31, 2011. The decrease of $18.5 million was used to fund our loan growth. The majority of securities in the portfolio are bank-qualified municipal government securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies. Our investment portfolios are comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

Gross unrealized gains in our investment securities available for sale portfolio were $16.2 million as of September 30, 2012 and $14.2 million as of December 31, 2011. Gross unrealized losses on our temporarily impaired available for sale investment securities were $81,000 as of September 30, 2012 and $137,000 at December 31, 2011. The gross unrealized losses were primarily attributable to changes in interest rates related to our state and municipal securities portfolio, relative to when the investments were purchased.

Loans

Portfolio loans increased by $190.9 million to $1.90 billion at September 30, 2012, from $1.71 billion at December 31, 2011. See Note 6 of Notes to Consolidated Financial Statements for more information on the composition of covered and non-covered loans. Our non-covered loan portfolio increased $241.6 million to $1.63 billion during the first nine months of 2012, primarily from increases in loan originations and portfolio growth, including $139.6 million of loans acquired from the acquisition of KeySource and $29.5 million of loans acquired from our FDIC-assisted acquisition of Carolina Federal.

Our covered loan portfolio decreased $50.6 million from December 31, 2011 to $269.4 million at September 30, 2012, reflecting normal repayments, charge-offs and foreclosures. The covered loan portfolio will continue to decline over the terms of the loss-share agreements. Covered loans include all loans covered under loss-share agreements from FDIC-assisted acquisitions and, as such, have significant loss protection.

For the nine months ended September 30, 2012, average portfolio loans were $1.74 billion, compared to $1.53 billion for the same period in 2011. The majority of this increase resulted from the acquisitions of KeySource, Carolina Federal, Blue Ridge and Regent. Excluding loans covered under loss-share agreements, the mix and stratification within certain classifications of the Company’s loan portfolio has changed when compared to the loan portfolio composition at December 31, 2011. During the nine months ended September 30, 2012, there were increases in our commercial real estate, commercial and industrial, and residential mortgage portfolios of $192.5 million, $20.1 million, and $31.2 million, respectively. Increases in our commercial real estate portfolio have been primarily in single credit tenant fully leased or owner occupied facilities which meet our heightened underwriting standards. We will continue our efforts to diversify and divest A&D exposures as needed and deemed appropriate by management.

Allowance for Loan Losses and Asset Quality

The allowance for loan losses was $34.8 million at September 30, 2012, an increase of $3.8 million, or 12.3%, from December 31, 2011. Loan loss reserves to total period-end portfolio loans were 1.83% and 1.81% at September 30, 2012 and December 31, 2011, respectively. Included in the $34.8 million amount is the allowance for loan losses for non-covered loans, which was $24.8 million, a decrease of $768,000 from December 31, 2011. The increased levels of allowance for loan losses are from our continued identification and workout efforts to move forward with the highest priority. We are still experiencing elevated credit costs due to a soft economy, and the local and national economies have yet to produce a robust recovery. Excluding the loans acquired that are marked to fair value, loan loss reserves for loans not covered by loss-share to period-end loans not covered by loss-share decreased from 1.89% at December 31, 2011 to 1.71% at September 30, 2012.

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

Nonperforming assets include nonaccrual loans, accruing loans 90 days or more past due, and OREO. At September 30, 2012, nonperforming assets not covered by loss-share agreements were $54.8 million, or 2.27% of total assets not covered by loss-share agreements, compared to $40.4 million, or 1.93% of total assets not covered by loss-share agreements at December 31, 2011. Nonperforming assets, including assets covered under loss-share agreements, were $139.3 million, or 5.14% of total assets at September 30, 2012, compared to $161.2 million, or 6.57% of total assets, at December 31, 2011. For those nonperforming assets covered by loss-share agreements, we are provided with 80% loss protection from the FDIC.

Nonaccrual loans not covered by loss-share agreements were $25.2 million at September 30, 2012, an increase of $5.8 million from $19.4 million at December 31, 2011. Nonaccrual loans, including covered loans, were $79.6 million at September 30, 2012, a decrease of $7.7 million from total nonaccrual loans of $87.3 million as of December 31, 2011. The following is a summary of nonaccrual loans at the periods presented (dollars in thousands):

	September 30,	December 31,
	2012	2011

Commercial real estate	$21,422	$25,889
Commercial construction	26,002	28,196
Commercial and industrial	2,410	3,132
Total commercial	49,834	57,217
Residential construction	1,722	1,727
Residential mortgage	28,005	28,262
Consumer and other	86	91
Total nonaccrual loans	$79,647	$87,297

Nonaccrual loans covered by loss-share	$54,427	$67,854

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

At September 30, 2012, non-covered loans that were restructured or modified and were performing to the restructured terms and not 90 days past due totaled $34.5 million, a decrease of $7.0 million from December 31, 2011. The decrease during the third quarter of 2012, when compared to the fourth quarter of 2011, was due to performing TDRs that were removed from reporting disclosure due to satisfactory performance and reporting requirements.

Net charge-offs for the third quarter of 2012 were $10.1 million, as compared with net charge-offs of $2.7 million for the third quarter of 2011. Expressed as an annualized percentage of average loans outstanding to non-covered portion of charge-offs, net charge-offs were 1.54% and 0.70% for the three months ended September 30, 2012 and 2011, respectively. Net charge-offs for the nine months ended September 30, 2012 were $24.9 million, as compared with net charge-offs of $10.7 million for the same period in 2011. Expressed as an annual percentage of average loans outstanding, net charge-offs were 1.21% and 0.93% for the nine months ended September 30, 2012 and 2011, respectively. The non-covered portion represents the non-covered charge-offs and the 20% portion of the charge-offs relating to loans covered under loss-share agreements. The majority of the charge-offs are from our commercial loan portfolios.

The following is selected financial information relating to loans, the loan loss allowance and loan loss provision as of and for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net charge-offs to average loans (annualized)	1.54%	0.70%	1.21%	0.93%
Allowance for loan losses to total loans	1.83%	1.54%	1.83%	1.54%
Not covered by loss-share	1.52%	1.85%	1.52%	1.85%
Nonperforming loans to total loans	4.40%	5.82%	4.40%	5.82%
Not covered by loss-share	1.79%	2.28%	1.79%	2.28%

At September 30, 2012, OREO decreased to $55.7 million, a decrease of $12.8 million, from December 31, 2011. The decrease from December 31, 2011 was primarily due to $33.3 million of transfers to OREO during the nine months ended September 30, 2012, offset by $35.6 million of sales and $12.0 million of valuation adjustments. OREO assets are carried at the lower of carrying value or fair value less estimated selling costs using current appraisals and/or valuations. We are actively marketing all of our OREO properties. The following is a summary of OREO at the periods presented (dollars in thousands):

The following is a summary of OREO at the periods presented (dollars in thousands):

	September 30,	December 31,
	2012	2011

Residential 1-4 family properties	$15,118	$29,617
Multifamily properties	1,248	385
Commercial properties	12,230	11,706
Construction, land development and other land	27,070	26,796
Total OREO	$55,666	$68,504

OREO covered by loss-share	$30,077	$47,577

Deposits

Deposits continue to be our primary funding source. At September 30, 2012 deposits totaled $2.31 billion, an increase of $190.9 million, or 9.0%, from the $2.12 billion in deposits as of year-end 2011. While overall deposit growth continues to be an emphasis, the more important element is the increase in transactional account deposits. Over the nine-month period ended September 30, 2012, transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased $220.7 million, while time deposits decreased $29.8 million. For the three months ended September 30, 2012, average deposits were $2.14 billion, compared to $1.85 billion for the same period in 2011. For the nine months ended September 30, 2012, average deposits were $2.12 billion, compared to $1.85 billion for the same period in 2011. The majority of the deposit increase resulted from the acquisitions of Blue Ridge, Regent, Carolina Federal, KeySource and, to a lesser extent, the BHR branches. At September 30, 2012, time deposits were 44.7% of total deposits, compared to 50.2% at December 31, 2011.

Borrowings

We continue to utilize borrowings to support balance sheet management and growth, and as such, we decreased short-term borrowings from $70.2 million at December 31, 2011 to $37.1 million at September 30, 2012, primarily from the repayment of short-term funding through FHLB advances. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks, securities sold under repurchase agreements and an unsecured revolving line of credit. At September 30, 2012, long-term debt outstanding totaled $99.8 million compared to $93.7 million at December 31, 2011. Long-term debt at September 30, 2012 consisted of $62.0 million of FHLB advances, and $37.8 million of subordinated debt, of which $23.7 million has been issued through the Company’s trust subsidiaries.

Capital Resources

The Company and BNC are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and BNC must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of September 30, 2012, the Company and BNC were “well capitalized” and exceeded the minimum thresholds established under this regulatory framework. There have been no conditions or events since September 30, 2012 that management believes have changed either the Company’s or BNC’s capital classifications.

At September 30, 2012, shareholders’ equity totaled $252.2 million, an increase of $88.3 million from the December 31, 2011 balance. During the second quarter of 2012, the Company closed a $72.5 million private placement of preferred stock. Proceeds from the private placement, after deducting issuance costs of $4.2 million, were $68.3 million. On July 17, 2012, the Company’s shareholders approved, pursuant to NASDAQ Marketplace Rule 5635 and the terms of the Common Stock, the conversion of the Common Stock into voting and non-voting Common Stock, effective on July 20, 2012. Additionally, during the third quarter, the Treasury completed the auction and sale of its investment in the Company’s Series A preferred stock and subsequently repurchased the outstanding warrant from the Treasury for $940,000. See Note 3 of Notes to Consolidated Financial Statements for more information.

On September 14, 2012, the Company completed its acquisition of KeySource, which is reflected in Note 2 of the Consolidated Financial Statements. KeySource common shareholders received a share-for-share exchange of the Company’s common stock in exchange for each share of KeySource common stock, resulting in the Company issuing 1,810,267 shares of Common Stock at a fair value of $13.7 million. In addition, the Company assumed KeySource’s stock option plans with a fair value of $256,000.

At September 30, 2012, the Tier I risk-based capital ratio for BNC was 12.75%, the total risk-based capital ratio was 14.00% and all other capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures. At September 30, 2012, the Company’s total risk-based capital ratio was 13.90%, thus classifying the Company as “well-capitalized” for regulatory purposes.

Liquidity

Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources.

Liquidity is defined as our ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis, pay operating expenses, and meet regulatory liquidity requirements. Management measures our liquidity position by giving consideration to both on- and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

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

Our cash liquidity position, which includes cash and cash equivalents and investment securities available for sale, aggregated $406.6 million at September 30, 2012, compared to $338.0 million at December 31, 2011. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $292.1 million from the FHLB of Atlanta, with $62.0 million outstanding at September 30, 2012. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $59.0 million, with no outstanding balances. These amounts are based on assets currently pledged. In addition to the above, we have $187.4 million of investment securities that are available to be pledged that are unencumbered and a significant amount of loans that are available to be pledged that are unencumbered. We also have an unsecured revolving line of credit of up to $10.0 million, with no outstanding balance as of September 30, 2012.

In addition to these liquidity sources, we have access to unsecured lines of credit from correspondent banks for short-term liquidity needs totaling $55.0 million, and the Promontory Interfinancial Network weekly funds auctions where we have another $677.8 million in availability. We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Contractual Obligations

Our contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2011. The most significant obligations, other than obligations under deposit and borrowings, were for operating leases for banking facilities. Other than the contractual obligations associated with our recent acquisitions, there have been no material changes since year-end.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, BNC’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2011 to September 30, 2012.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to the Note 12 “Off-Balance Sheet Risk” footnote in the “Notes to Consolidated Financial Statements”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date: November 9, 2012	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Date: November 9, 2012	By:	/s/ David B. Spencer
David B. Spencer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, receiver of Carolina Federal Savings Bank, Charleston, South Carolina, Federal Deposit Insurance Corporation and Bank of North Carolina, dated as of June 8, 2012, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on June 14, 2012

2.2	Agreement and Plan of Merger, dated as of June 4, 2012, by and among First Trust Bank, BNC Bancorp and Bank of North Carolina, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with SEC on June 6, 2012

3.1	Articles of Amendment dated May 22, 2012, incorporated by reference to Exhibit 3.4 to the Form S-4/A filed with the SEC on July 2, 2012

3.2	Articles of Amendment To Designate the Terms of the Mandatorily Convertible Non-Voting Preferred Stock, Series B-1, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on June 6, 2012

3.3	Articles of Amendment To Designate the Terms of the Mandatorily Convertible Non-Voting Preferred Stock, Series C, incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on June 6, 2012

4.1	Form of Certificate for the Mandatorily Convertible Non-Voting Preferred Stock, Series B-1, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 6, 2012

4.2	Form of Certificate for the Mandatorily Convertible Non-Voting Preferred Stock, Series C, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 6, 2012

10.1	Purchase and Assumption Agreement dated April 27, 2012, by and between The Bank of Hampton Roads and the Bank of North Carolina, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 1, 2012

10.2	Form of Securities Purchase Agreement, dated as of May 31, 2012, by and between BNC Bancorp and the Purchasers thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 6, 2012

10.3	Securities Purchase Agreement and Amendment Number 1 to Investment Agreement, dated as of May 31, 2012, by and between BNC Bancorp and Aquiline BNC Holdings LLC, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 6, 2012

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101) *	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 9, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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