Form 10-K
period 2012-12-31
BNC BANCORP
filed 2013-03-18
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number      000-50128

BNC Bancorp

(Exact name of registrant as specified in its charter)

North Carolina	47-0898685
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3980 Premier Drive
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2012 was $59.9 million (based on the closing price of such stock as of June 30, 2012). As of March 14, 2013, there were 26,469,005 shares of the Company‘s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders of BNC Bancorp to be held on May 21, 2013, are incorporated by reference into Item 5. of Part II and Part III.

BNC BANCORP

2012 FORM 10-K TABLE OF CONTENTS

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BNC Bancorp that are based on the beliefs and assumptions of the management and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

¿	the economic recovery may face challenges causing its momentum to falter or a further recession;

¿	the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), and other reforms will subject us to a variety of new and more stringent legal and regulatory requirements, including increased scrutiny from our regulators;

¿	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

¿	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

¿	adverse changes in credit quality trends;

¿	our ability to determine accurate values of certain assets and liabilities;

¿	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

¿	our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

¿	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

¿	adequacy of our risk management program;

¿	increased competitive pressure due to consolidation;

¿	unanticipated adverse effects and integration costs of acquisitions and dispositions of assets, business units or affiliates;

¿	our failure to realize anticipated benefits of our acquisitions or to realize the benefits within the existing time frame; or

¿	our ability to integrate acquisitions and retain existing customers and attract new ones.

PART I

ITEM 1.	BUSINESS

General

BNC Bancorp (the “Company”) was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina (“BNC”). BNC is a full service commercial bank, incorporated under the laws of the State of North Carolina on November 15, 1991, that opened for business on December 3, 1991. Because BNC is our sole banking subsidiary, the majority of our income is derived from BNC operations. Throughout this Annual Report, results of operations will relate to BNC’s operation, unless a specific reference is made to the Company and its operating results other than through BNC’s business and activities. The terms “we” and “ours” will be used throughout this report when discussing our operations except in circumstances where a reference is specific to either the Company or BNC.

We are registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and the bank holding company laws of North Carolina. BNC operates under the rules and regulations of and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Office of the Commissioner of Banks, North Carolina Department of Commerce (the “NCOCB”). BNC is also subject to certain regulations of the Federal Reserve governing the reserves to be maintained against deposits and other matters. Our administrative office is located at 3980 Premier Drive, High Point, North Carolina 27265 and BNC’s main office is located at 831 Julian Avenue, Thomasville, North Carolina 27360.

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

We target business professionals and small to mid-size business customers with credit relationships in the $250,000 to $15 million range that are too small for regional community banks but too large for smaller community banks with lower legal lending limits. We offer our customers superior customer service, convenient branch locations and experienced bankers. We have been able to grow assets, deposits and loans while maintaining a high level of asset quality, with non-performing assets to total assets, excluding assets covered under loss-share agreements, of 1.82% and 1.93% at December 31, 2012 and 2011, respectively. Including assets covered by loss-share agreements, the non-performing assets to total assets ratio was 3.93% and 6.57% at December 31, 2012 and 2011, respectively. In large part, our asset quality is due to our strong team of lenders and asset quality management; most of our asset quality personnel have been in the banking industry for more than 20 years and several members of our senior credit team have experienced several economic and real estate cycles during their banking careers.

Over the past two years we have made significant investment in our enhanced mortgage origination platform. The mortgage division was restructured in March 2011 to become a full correspondent lender to offer a full array of products and services to our bank clients, as well drive additional income growth.  Since March 2011 the mortgage division has obtained all necessary approvals to become an FHA Direct Endorsement Lender, VA Automatic Lender, NC Housing, and USDA Rural Housing approved lender, as well as being approved with many of the larger aggregators to deliver FNMA and FHLMC products being sold with mortgage servicing rights released.

The mortgage division closed slightly less than $100 million in 2011 and grew to approximately $275 million in closings for the year ending 2012. Our footprint follows BNC’s footprint and we have seasoned mortgage professionals in all of our geographies. The mortgage division is still in a strong growth mode and has focused on building a sustainable business model as the markets change.

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

Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors. Our deposits are obtained both from our primary market area and through wholesale sources throughout the United States. We use traditional marketing methods to attract new customers including television and print media advertising and direct mailings.

Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from our investment portfolio.

We have experienced steady organic growth over much of our history. With numerous banks still in a weakened condition because of the slow rebound of the economy, we decided to expand our franchise through the following beneficial acquisitions in 2012 and 2011:

•	On November 30, 2012 we acquired First Trust Bank (“First Trust”), which operated three branches in the greater Charlotte, North Carolina metropolitan area. This acquisition expanded and enhanced our footprint in the metropolitan Charlotte market.
•	On September 21, 2012, we acquired the deposits and certain other assets of two branches that were owned by The Bank of Hampton Roads (“BHR”), a subsidiary of Hampton Roads Bankshares, Inc., located in Cary, North Carolina and Chapel Hill, North Carolina.
•	On September 14, 2012, we acquired KeySource Financial, Inc., a North Carolina corporation serving as a one-bank holding company for KeySource Commercial Bank, a North Carolina banking corporation (“KeySource”), with one branch in Durham, North Carolina. The acquisition of KeySource, as well as the acquisition of the BHR branches, further increased our presence in the combined Raleigh-Durham Metropolitan Statistical Area, the market with the highest forecasted five-year growth rate in North Carolina.
•	On June 8, 2012, we acquired certain assets and liabilities of Carolina Federal Savings Bank (“Carolina Federal”) in Charleston, South Carolina, pursuant to a Purchase and Assumption agreement with the FDIC. Under the terms of the agreement, we acquired certain assets and deposits from the FDIC as receiver of Carolina Federal. There was no loss-share arrangement with the FDIC in regards to this transaction.
•	On December 30, 2011, we acquired Regent Bank of South Carolina (“Regent”), a commercial bank organized under the banking laws of South Carolina. Regent had one branch in Greenville, South Carolina, which now operates under the name BNC Bank, as do our other South Carolina branches. This acquisition gave us an entry into what is known as the Upstate region of South Carolina, located in the commerce-rich I-85 corridor in the northwest corner of South Carolina.
•	On October 14, 2011, in a FDIC-assisted transaction, we acquired certain assets and assumed certain liabilities of Blue Ridge Savings Bank, Inc. (“Blue Ridge”) headquartered in Asheville, North Carolina, under agreements, which included loss-share arrangements, which protect BNC from losses on covered loans and other real estate owned up to stated limits. The Blue Ridge acquisition enabled us to expand our franchise into Western North Carolina through six branches located in Western North Carolina.

At December 31, 2012, our assets totaled $3.08 billion and we had 541 full-time and 23 part-time equivalent employees. Through organic growth and our acquisitions as noted above, our number of full-time employees increased by 99 from December 31, 2011 to December 31, 2012.

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

We have traditionally operated in markets that have not experienced the tremendous property value increases recognized in other parts of the country and as a result the property valuation declines have not been quite as severe. Based on SNL Financial data, our North Carolina markets had population growth of 13.5% from 2000-2010, versus 10.6% nationwide. Our North Carolina markets have a projected population growth rate of 6.6% for 2011 to 2016, which is higher than the projected growth rate of 3.4% for the United States. Our South Carolina markets had population growth of 36.3% from 2000-2010, and a projected population growth rate of 6.0% for 2011 to 2016.

During 2011 we expanded into Raleigh, the state capital of North Carolina, and the second most populated city in the state, where the industrial base includes electrical, medical, electronic and telecommunications equipment; clothing and apparel; food processing; paper products; and pharmaceuticals. This expansion continued in 2012 with our acquisition of KeySource and the two branches acquired from BHR. These acquisitions enabled us to establish offices in Durham, Cary, and Chapel Hill, North Carolina which, along with Raleigh, are part of North Carolina's Research Triangle, one of the country's largest and most successful research parks and a major center in the United States for high-tech and biotech research, as well as advanced textile development. We currently have four locations in this area and our deposit market share in Durham-Chapel Hill is 2.1%, while our deposit market share in Raleigh-Cary is less than 1%. We are focused on improving our market share in this high growth area.

Charlotte, the largest city in North Carolina, is located in Mecklenburg County. It is surrounded by Cabarrus, Iredell and Catawba Counties. Many people who work in Charlotte live in the surrounding counties where we have branches. In addition to being the second largest banking center in the United States, the Charlotte metro-area is home to the following Fortune 500 companies: Nucor (steel producer), Duke Energy, Sonic Automotive, Family Dollar, Goodrich Corporation, Harris Teeter and Food Lion. Charlotte also has over 240 companies directly tied to the energy sector, a growing source of jobs in the area. The acquisition of First Trust in 2012 increased our presence to four locations in Charlotte and, while our deposit market share in Mecklenburg County is minimal at the present time, we are focused on improving our market share in this area.

In 2012, we had deposit market share of 36.9% in our largest market, Davidson County, which includes both Thomasville and Lexington. We have four offices in Guilford County, two in High Point and two in Greensboro, with combined market share of 2.7%. The Archdale office is located Randolph County where we have 23.4% of the city market share and 3.3% county market share. Lexington, High Point, Archdale and Thomasville’s traditional economic base includes furniture and textile manufacturing, which have been negatively impacted by the recession. Greensboro’s economic base is more diversified and service-oriented and is also home to several colleges and universities. Winston-Salem, located in Forsyth County, like Greensboro and High Point in Guilford County, is part of the Piedmont Triad Region of North Carolina. This region, due to its proximity to four major interstate highways, a Federal Express shipping hub, and central location on the east coast, is transitioning into more of a logistical hub with the trucking and distribution industries growing in prominence. Winston-Salem, where we have one office, is home to numerous educational institutions and two large medical centers, as well as being home to Hanes (textiles), Caterpillar and Reynolds Tobacco. The Piedmont Triad Research Park also located in Winston-Salem is a highly interactive, master-planned innovation community developed to support life science and information technology research and development. Our deposit market share in Forsyth County is minimal at this point but we believe the Piedmont Triad Region has high future growth potential.

Rowan, Iredell and Cabarrus Counties are located in the growing Piedmont region of North Carolina between the Charlotte metro-market and the High Point and Thomasville markets on the I-85 corridor. Rowan and Cabarrus Counties offer a premier location for warehouses, manufacturing and distribution facilities because the largest consolidated rail system in the country is centered in the region. Rowan County is home to over 45 freight companies. Cabarrus County is the home to Lowes Motor Speedway and Cabarrus and Iredell counties have numerous NASCAR-related suppliers and team headquarters. Lowe’s Companies (building supplies), a Fortune 500 company is headquartered in Mooresville, Iredell County. We currently have five offices in these counties where we have 9.1% deposit market share in Cabarrus County and 5.2% market share in Rowan County. While our market share in Iredell County is minimal, we believe the area has high growth potential because of NASCAR, Lowe’s Companies and its proximity to the Charlotte metro area.

Asheville, Hendersonville, Brevard, Boone and Maggie Valley are markets that we entered as part of the Blue Ridge acquisition in the fourth quarter of 2011. All of these markets are located in the mountainous region of Western North Carolina. During 2012, we closed the Boone and Maggie Valley branches based on a business decision to exit these markets. We will continue to operate in the Asheville, Brevard and Hendersonville markets. Asheville has been ranked as one of the country's "Best Places for Business and Careers" by Forbes Magazine and ranks among the top destinations for outdoor recreation and adventures. We have a 2.5% market share in Hendersonville and a less than 1.0% market share in Asheville.

Our market areas in South Carolina are located in the coastal and Upstate regions. In the coastal areas our market area centers predominately in the metro regions of Charleston, Myrtle Beach and Hilton Head Island, South Carolina. Myrtle Beach is situated on the center of a large and continuous stretch of beach known as the Grand Strand and is considered to be a major tourist destination in the Southeast, attracting an estimated 14.6 million visitors each summer. Hilton Head Island is a Lowcountry resort town that is also a popular vacation destination. As of June 30, 2012, in the three counties in coastal South Carolina in which the Company operates seven branch offices, Horry County, Charleston County and Beaufort County, we have deposit market shares of 4.2%, 0.6%, and 1.6%, respectively.

A long-time popular tourist and vacation destination, the greater Charleston metropolitan area has experienced unprecedented business growth over the past several years with investment by new and existing corporations including Boeing, Google, Bosch, Force Protection, Daimler and BAE Systems. The Charleston area is also a fast-growing area for IT and software jobs and is home to small and medium software development companies. We operate two branches in the Charleston metropolitan area.

The Upstate is the fastest growing region in the state with Greenville as the largest city in the region and the base of most commercial activity. BMW’s manufacturing facility, Michelin’s North American Headquarters, Caterpillar’s diesel engine manufacturing plant, and General Electric’s gas turbine and wind energy manufacturing operation are located in the Upstate of South Carolina in close proximity to our market center in Greenville. We operate one branch in Greenville County with a deposit market share of 0.4%.

Subsidiaries

In addition to BNC, we have wholly-owned subsidiaries to issue trust preferred securities: BNC Bancorp Capital Trust I, BNC Bancorp Capital Trust II, BNC Capital Trust III and BNC Capital Trust IV. Each of these subsidiaries was formed under the laws of the state of Delaware. These long-term obligations, which qualify as Tier I capital for the Company, constitute a full and unconditional guarantee by us of the trusts’ obligations under the preferred securities.

BNC also has three wholly-owned subsidiaries that operate in the mortgage and real estate areas: BNC Credit Corp., which serves as BNC’s trustee on deeds of trust, and Sterling Real Estate Holdings, LLC and Sterling Real Estate Development of North Carolina, LLC, which hold and dispose of BNC’s real estate owned. Each of these subsidiaries is incorporated or organized under the laws of the State of North Carolina.

Operating Segments

The Company’s operations are managed along two operating segments consisting of banking operations and mortgage origination. The primary purpose of the mortgage origination operating segment is the origination and subsequent sale of residential mortgage loans, while all other banking activities are performed in the banking operations segment. These operating segments are aggregated into a single reportable operating segment in the Consolidated Financial Statements in Item 8 herein.

Available Information

We maintain a website at www.bncbancorp.com. Our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are made available, free of charge, on the Investor Relations page on our website, as soon as reasonably practicable after we electronically file them or furnish them to the Securities and Exchange Commission (“SEC”). In addition, copies of the Company‘s annual report will be made available, free of charge, on written request.

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

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on performance under the Community Reinvestment Act of 1977, both of which are discussed elsewhere in more detail.

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

Under the Bank Holding Company Act, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. We have not filed an election to become a financial holding company.

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

Emergency Economic Stabilization Act of 2008

The Emergency Economic Stabilization Act of 2008 (“EESA”) gave the United States Treasury (“Treasury”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. The first program implemented by the Treasury is the Capital Purchase Program (“CPP”). Pursuant to this program, the Treasury, on behalf of the U.S. government, is authorized to purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury’s investment and a dividend of 9% thereafter. During the time the Treasury holds securities issued pursuant to this program, participating financial institutions are required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. As described further herein, we elected to participate in the CPP and received $31.3 million pursuant to the program.

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

Furthermore, under the terms of the Series A preferred shares promulgated under EESA, no dividends may be declared or paid on the common stock unless the dividends due with respect to the Series A preferred shares have been paid in full.

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

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2012, our total risk-based capital ratio and our Tier 1 risk-based capital ratio were 13.80% and 12.67%, respectively. Neither the Company nor BNC has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. Our ratio at December 31, 2012 was 9.65% compared to 7.13% at December 31, 2011. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2012, we had capital levels that qualify as “well capitalized” under such regulations.

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

Our compliance with these new capital requirements will likely affect our operations. However, the extent of that impact cannot be known until there is greater clarity regarding the specific requirements applicable to us. While the Dodd-Frank Act was enacted in 2010, many of its provisions will require additional implementing rules before becoming effective, and while the Basel III requirements have been endorsed by U.S. banking regulators, they have yet to be translated into official regulation for U.S. financial institutions. It is anticipated that banking regulators will adopt new regulatory capital requirements similar to those proposed by the Basel Committee, with a phase-in for compliance expected to begin in 2013. It is also widely anticipated that the capital requirements for most bank and financial holding companies and insured depository institutions will increase as a result.

Acquisitions

As an active acquirer, we must comply with numerous laws related to our acquisition activity. Under the Bank Holding Company Act, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies and interstate banking without geographic limitation, subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations.

FDIC Insurance Assessments

The FDIC insures the deposits of BNC up to prescribed limits for each depositor. Effective November 21, 2008 and until December 31, 2010, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program (“TLGP”). Provided an institution did not opt out of the TLGP, the FDIC would fully guarantee funds deposited in non-interest bearing transaction accounts, including interest on lawyer trust accounts (“IOLTA” accounts) and negotiable order of withdrawal accounts (“NOW” accounts), with rates no higher than 0.50% through June 30, 2010 and no higher than 0.25% after June 30, 2010, if the institution committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, the amount of FDIC assessments paid by each Deposit Insurance Fund (“DIF”) member institution also increased. The Dodd-Frank Act provided temporary, unlimited deposit insurance for all non-interest bearing transaction accounts through the end of 2012. In January 2011, the FDIC issued final rules implementing this provision of the Dodd-Frank Act by including IOLTAs within the definition of non-interest bearing transaction accounts. Under the FDIC’s final rules, all funds held in IOLTA accounts, together with all other non-interest bearing transaction account deposits, were fully insured, without limit, from December 31, 2010 through December 31, 2012, but are no longer fully insured unless Congress decides to extend this insurance with new legislation.

The assessment paid by each DIF member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. Our insurance assessments during 2012 and 2011 were $2.2 million and $2.4 million, respectively. Because of the growing number of bank failures and costs to the DIF, the FDIC required a special assessment during 2009 totaling $743,000 and further required that we prepay the assessments that would normally have been paid during 2010-2012. The remaining prepaid balance at December 31, 2012 was $2.1 million and is included in other assets on our consolidated balance sheets. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.

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

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revises the assessment rate schedule to provide assessments ranging from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the TLGP) and subordinated debt; (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment (“DIDA”); and (3) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the DIF. This could, in turn, raise BNC’s future deposit insurance assessment costs. On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity. This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller community banks such as BNC may otherwise have to pay in the future. While it is likely that the new law will increase BNC’s future deposit insurance assessment costs, the specific amount by which the new law’s combined changes will affect BNC’s deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and was 0.66 basis points per $100 of assessable deposits throughout 2012. These assessments will continue until the debt matures in 2017 through 2019.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) mandates a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC reporting companies. Sarbanes-Oxley imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

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

As of December 31, 2012, and excluding covered assets, our C&D concentration as a percentage of BNC’s capital totaled 57.5% and BNC’s CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 271.2%. Including loans subject to loss-share agreements with the FDIC, BNC’s C&D concentration as a percentage of capital totaled 70.2% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 308.5%.

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

On June 10, 2009, under the authority granted to it under ARRA and EESA, the Treasury issued an interim final rule under Section 111 of EESA, as amended by ARRA, regarding compensation and corporate governance restrictions that would be imposed on TARP participants, effective June 15, 2009. As a TARP participant with outstanding obligations to the Treasury under TARP for the period from December 5, 2008 to August 29, 2012, we were subject to the compensation and corporate governance restrictions and requirements set forth in the interim final rule, which, among other things: (i) prohibited us from paying accrued bonuses, retention awards or incentive compensation, except for certain long-term stock awards, to our senior executives; (ii) prohibited us from making severance payments to any of our senior executive officers or next five most highly compensated employees; (iii) required us to conduct semi-annual risk assessments to assure that our compensation arrangements do not encourage “unnecessary and excessive risks” or the manipulation of earnings to increase compensation; (iv) required us to recoup or “claw back” any bonus, retention award or incentive compensation paid by us to a senior executive officer or any of our next 20 most highly compensated employees, if the payment was based on financial statements or other performance criteria that are later found to be materially inaccurate; (v) prohibited us from providing tax gross-ups to any of our senior executive officers or next 20 most highly compensated employees; (vi) required us to provide enhanced disclosure of perquisites, and the use and role of compensation consultants; (vii) required us to adopt a corporate policy on luxury and excessive expenditures; (viii) required our chief executive officer and chief financial officer to provide period certifications about our compensation practices and compliance with the interim final rule; (ix) required us to provide enhanced disclosure of the relationship between our compensation plans and the risk posed by those plans; and (x) required us to provide an annual nonbinding shareholder vote, or “say-on-pay” proposal, to approve the compensation of our executives, consistent with regulations promulgated by the SEC. On January 12, 2010, the SEC adopted final regulations setting forth the parameters for such say-on-pay proposals for public company TARP participants. The say-on-pay proposals are still applicable to us even though the Treasury no longer holds our TARP obligations. However, as a result of the Treasury’s sale of our TARP obligations to private investors on August 29, 2012, we are no longer subject to Treasury’s executive compensation regulations as described above.

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

Evolving Legislation and Regulatory Action

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new regulatory authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provides for the creation of the Financial Stability Oversight Council (“FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provides for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive.

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

Annual Disclosure Statement

This Annual Report on Form 10-K also serves as the annual disclosure statement of the Bank pursuant to Part 350 of the FDIC’s rules and regulations. This statement has not been reviewed or confirmed for accuracy or relevance by the FDIC.

ITEM 1A.	RISK FACTORS

Risks Related To Our Company, Our Business, and Our Industry

Difficult market conditions have adversely affected the industry in which we operate.

The capital and credit markets have been experiencing volatility and disruption for over four years. Declines in the housing market over this period, with falling home prices and increasing foreclosures, unemployment and under employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. As a result of the broad based economic decline and the troubled economic conditions, financial institutions have pursued strategies that include seeking additional capital or merging with larger and stronger institutions. In some cases, financial institutions that did not pursue defensive strategies or did not succeed in those strategies, have failed. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. Additionally, the market disruptions have increased the level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve materially in the near future and are managing the Company with numerous defensive strategies. A worsening of the current conditions would exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we may face the following risks in connection with these events:

•	unreliable market conditions with significantly reduced real estate activity may adversely affect our ability to determine the fair value of the assets we hold. If we determine that a significant portion of our assets have values that are significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter during which such determination was made, our capital ratios would be affected and may result in increased regulatory scrutiny.

•	we may expect to face increased regulation of our industry, including as a result of the Dodd-Frank Act. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could affect our charge-offs and provision for loan losses.

•	competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

Legislation and regulatory proposals in response to turmoil in the financial markets may materially adversely affect our business and results of operations.

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

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2012, net interest income made up 84% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

The deterioration in residential and commercial construction and development and acquisition portfolios may lead to increased nonperforming assets in our loan portfolio and increased provision for loan losses, which could have a material adverse effect on our capital, financial condition and results of operations.

While recent economic data suggests that overall economic conditions are improving, such improvement may be slower in our market areas and if market conditions in the residential construction and development and land acquisition real estate markets remain poor or further deteriorate, they may lead to additional valuation adjustments on our loans and real estate owned in these markets. Furthermore, a sustained weakened economy could result in a continuation of the decreased demand for residential housing, which, in turn, could adversely affect the development and construction efforts of residential real estate developers, adversely affect the ability of those developers to repay their loans and the decrease the value of the property used as collateral, resulting in higher levels of non-performing loans. Any further increase in our non-performing assets and related increases in our provision for loan losses could negatively affect our business and have a material adverse effect on our capital, financial condition and results of operations.

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

Our allowance for loan losses may not be adequate to cover losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

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

Our Common Stock is listed and traded on the NASDAQ Capital Market. Although we anticipate that our capital resources will be adequate for the foreseeable future to meet our capital requirements, at times we may depend on the liquidity of the NASDAQ market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, we may be constrained in raising capital. Downgrades in the opinions of the analysts that follow us may cause our stock price to fall and significantly limit our ability to access the markets for additional capital requirements. Should these risks materialize, our ability to further expand our operations through internal growth or acquisition may be limited.

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

We may experience interruptions or breaches in our information system security.

We rely heavily on communications and information systems to conduct our business. In addition to our own systems we also rely on external vendors to provide certain services and are therefore exposed to their information security risks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of these information systems, there can be no assurance that any failure or interruption of our systems, or our external vendors systems, will not occur, or, if they do occur that they will be adequately addressed. The volume of business conducted through electronic devices continues to grow and our computer systems and network infrastructure, as well as the systems of external vendors and customers, present security risks and could be susceptible to hacking and identify theft. A breach in security of our systems, including a breach resulting from our newer online capabilities such as mobile banking, increases the potential for fraud losses. The occurrence of any failure, interruption or security breach of our information systems could result in damage to our reputation, result in loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material effect on our financial condition and results of operations.

A failure in or breach of our operational or security systems or infrastructure, or those of external vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

As a financial institution, we are susceptible to fraudulent activity that may be committed against us or our customers, which may result in financial losses to us or our customers, privacy breaches against our customers or damage to our reputation. Such fraudulent activity may take various forms, including check fraud, electronic fraud, wire fraud, phishing, and other dishonest activities. In recent years, there has been a rise in electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber-criminals targeting commercial bank accounts.

In addition, our operations rely on secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our customers’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve and become increasingly sophisticated. As a result, our computer systems, software and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact and result in significant losses by us and/or our customers. These threats may originate externally from third parties, such as cyber-criminal and other hackers, third party vendors providing processing or infrastructure-support services, or internally from within our organization. Despite the defensive measures we take to manage our internal technological and operational infrastructure, given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they are discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. These parties could also be the source of an attack on, on breach of, our operational systems, data or infrastructure. In addition, we may be at risk of an operation failure with respect to our customers systems. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of the threats, the outsourcing of some of our business operations and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information system vulnerabilities.

Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.

We use derivative financial instruments, primarily consisting of interest rate swaps, caps floors, financial forward and futures contracts to limit our exposure to interest rate risk. In 2009, we entered into a five-year interest rate cap to assist us in minimizing the exposure of rising interest rates. No hedging strategy can completely protect us; the derivative financial instruments we elect may not have the effect of reducing our interest rate risks. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. We cannot be assured that our hedging strategies and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in or magnify losses.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The FDIC has imposed a special assessment on all FDIC-insured institutions, and future special assessments could materially adversely affect our earnings in future periods.

In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. During 2009, we were required to pay a special assessment totaling $743,000 and also to prepay the assessments that would normally have been paid during 2010 through 2012. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Any such future assessments will decrease our earnings.

Risks Related to Our Growth Strategy

We may not be able to implement aspects of our growth strategy.

Our growth strategy contemplates the future expansion of our business and operations both organically and by acquisitions, such as through the establishment or acquisition of banks and banking offices in our market area and other markets in North and South Carolina. Implementing these aspects of our growth strategy depends, in part, on our ability to successfully identify acquisition opportunities and strategic partners that will complement our operating philosophy and to successfully integrate their operations with ours, as well as generate loans and deposits within acceptable risk and expense tolerances. To successfully acquire or establish banks or banking offices, we must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships and high caliber banking personnel to make these new banking offices profitable. In addition, we may not be able to identify suitable opportunities for further growth and expansion or, if we do, we may not be able to successfully integrate these new operations into our business.

As consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. We will compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay.

We can offer no assurance that we will have opportunities to acquire other financial institutions or acquire or establish any new branches or loan production offices, or that we will be able to negotiate, finance and complete any opportunities available to us.

If we are unable to effectively implement our growth strategies, our business, results of operations and stock price may be materially and adversely affected.

Future expansion involves risks.

Our acquisition of other financial institutions or parts of those institutions involves a number of risks, including the risk that:

•	we may incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced local managers, and opening new offices;

•	our estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;

•	the institutions we acquire may have distressed assets and there can be no assurance that we will be able to realize the value we predict from those assets or that we will make sufficient provisions or have sufficient capital for future losses;

•	we may be required to take write-downs or write-offs, restructurings and impairment, or other charges related to the institutions we acquire that could have a significant negative effect on our financial condition and results of operations;

•	there may be substantial lag-time between completing an acquisition and generating sufficient assets and deposits to support costs of the expansion;

•	our management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from our existing business and we may not be able to successfully integrate such operations and personnel;

•	our announcement of additional transactions prior to the completion of the merger could result in a delay in obtaining regulatory or shareholder approval for the merger, which could have the effect of limiting our ability to fully realize the expected financial benefits from the transaction;

•	we may not be able to obtain regulatory approval for an acquisition;

•	we may enter new markets where we lack local experience or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;

•	we may introduce new products and services we are not equipped to manage or that introduce new risks to its operation, or that otherwise result in adverse effects on our results of operations;

•	we may incur intangible assets in connection with an acquisition, or the intangible assets we incur may become impaired, which could result in adverse short-term effects on our results of operations;

•	we may assume liabilities in connection with an acquisition, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our results of operations, financial condition and stock price; or

•	we may lose key employees and customers.

We cannot assure you that we will be able to successfully integrate any banking offices that we acquire into our operations or retain customers of those offices. If any of these risks occur in connection with our expansion efforts, it may have a material and adverse effect on our results of operations and financial condition.

We may not be able to maintain and manage our organic growth, which may adversely affect our results of operations and financial condition.

We have grown rapidly since our acquisition of Beach First National Bank, or Beach First, in April 2010, and our business strategy contemplates significant acceleration in such growth, both organically and through acquisitions. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits or in introducing new products and services at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our historical or modified organic growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect out results of operations, financial condition and stock price.

New bank office facilities and other facilities may not be profitable.

We may not be able to organically expand into new markets that are profitable for our franchise. The costs to start up new bank branches and loan production offices in new markets, other than through acquisitions, and the additional costs to operate these facilities would increase our noninterest expense and may decrease our earnings. It may be difficult to adequately and profitably manage our growth through the establishment of bank branches and loan production offices in new markets. In addition, we can provide no assurance that our expansion into any such new markets will successfully attract enough new business to offset the expenses of their operation. If we are not able to do so, our earnings and stock price may be negatively impacted.

Acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could impact our results of operations and financial condition.

In connection with any acquisitions, as required by U.S. generally accepted accounting principles, or GAAP, we will record assets acquired and liabilities assumed at their fair value and, as such, acquisitions may result in our recording of intangible assets, including core deposit intangibles and goodwill. We will perform a goodwill impairment assessment at least annually. Impairment testing is a two-step process that first compares the fair value of goodwill with its carrying amount, and the second step, if necessary, measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in the business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may trigger impairment losses, which could be materially adverse to our results of operations, financial condition and stock price.

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

Our growth strategy contemplates that we will expand our business and operations to other markets, particularly in the Carolinas. We intend to primarily target market areas that we believe possess attractive demographic, economic or competitive characteristics. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. Competition for qualified personnel in the markets in which we may expand may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from other banks or be unable to do so at a reasonable cost. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, results of operations and stock price.

We may need additional access to capital, which we may be unable to obtain on attractive terms or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, redeem our Fixed Rate Cumulative Perpetual Preferred Stock, Series A for future growth or to fund losses or additional provision for loan losses in the future. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to it, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our stock price negatively affected.

Risks Related to FDIC-Assisted Transactions

We are subject to certain risks related to FDIC-assisted transactions.

The success of past FDIC-assisted transactions, including the acquisitions of Beach First, Blue Ridge, and Carolina Federal, and any FDIC-assisted transaction in which we may participate in the future will depend on a number of factors, including, but not limited to, the following:

•	our ability to fully integrate, and to integrate successfully, the branches acquired into our operations;

•	our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage interest-earning assets (loans) acquired in FDIC-assisted transactions;

•	our ability to retain existing deposits and to generate new interest-earning assets in the geographic areas previously served by the acquired banks;

•	our ability to effectively compete in new markets in which we did not previously have a presence;

•	our success in deploying the cash received in the FDIC-assisted transactions into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	our ability to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches as is often the case with FDIC-assisted transactions, there may be higher than average levels of service disruptions that would cause inconveniences or potentially increase the effectiveness of competing financial institutions in attracting our customers. Integrating the acquired branches would not be an operation of substantial size and expense that we are not familiar with, but we anticipate unique challenges and opportunities because of the nature of the transaction. Integration efforts will also likely divert our management’s attention and resources. It is not known whether we will be able to integrate acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted transactions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, we may be unable to achieve results in the future similar to those achieved by our existing banking business, to compete effectively in the market areas previously served by the acquired branches or to manage any growth resulting from FDIC-assisted transactions effectively.

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

Our business strategy includes consideration of potential acquisitions of failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss-share arrangements with the FDIC that limit the acquirer’s downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the nondeposit liabilities that we assume. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks could become very competitive, and the increased competition may make it more difficult for us to bid on terms we consider to be acceptable.

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

Securities issued by us, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the DIF or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

We have issued Series A Preferred Stock and subordinated debentures outstanding which rank senior to our common stock.

We have issued 31,260 shares of Series A Preferred Stock. This series of preferred stock ranks senior to the common stock. As a result, we must make dividend payments on our Series A Preferred Stock before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of our Series A Preferred Stock must be satisfied before any distributions can be made on our common stock. If we do not remain current in the payment of dividends on the Series A Preferred Stock, no dividends may be paid on our common stock. In addition, we have issued and have outstanding $23.7 million in subordinated debentures in connection with the issuance of trust preferred securities, and BNC has issued and have outstanding $2.5 million in subordinated debt securities. These debentures and debt securities also rank senior to our common stock.

Our Series A Preferred Stock reduces net income available to holders of our common stock and earnings per common share.

The dividends declared on our Series A Preferred Stock will reduce any net income available to holders of common stock and our earnings per common share. Our Series A Preferred Stock will also receive preferential treatment in the event of sale, merger, liquidation, dissolution or winding up of our company.

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

Although we have historically paid a quarterly cash dividend to the holders of our common stock, holders of our common stock are not entitled to receive dividends. Downturns in the domestic and global economies could cause our Board of Directors to consider, among other things, reducing or eliminating of dividends paid on our common stock. This could adversely affect the market price of our common stock. We may not pay dividends on our common stock unless all accrued and unpaid dividends for all past dividend periods are fully paid on our outstanding Series A preferred stock. Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends before declaring or paying any dividends. Dividends also may be limited as a result of safety and soundness considerations.

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

BNC operates 35 branch offices throughout North and South Carolina, of which 20 were owned and 15 were leased at market rates from third parties.

The total net book value of our premises and equipment on December 31, 2012 was $67 million. All properties are considered by our management to be in good condition and adequately covered by insurance. See Note 8 of the “Notes to Consolidated Financial Statements” to the accompanying Consolidated Financial Statements contained in Item 8 for information on premises and equipment.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various threatened and pending legal proceedings, including legal proceedings potentially arising from acquired operations in FDIC-assisted acquisitions.. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the NASDAQ Capital Market under the symbol “BNCN”. The high and low closing sale prices, which represent actual transactions as quoted on the NASDAQ Capital Market, of the Company’s common stock for each quarterly period in 2012 and 2011 are presented below.  The per share dividends declared by the Company in each quarterly period in 2012 and 2011 for its voting and non-voting Common Stock are also presented below.

		Market Price
		High	Low	Cash Dividends Declared per Share
2012	1st Quarter	$8.00	$6.80	$0.05
	2nd Quarter	8.41	6.72	0.05
	3rd Quarter	8.50	7.41	0.05
	4th Quarter	8.87	7.34	0.05

2011	1st Quarter	$9.10	$7.53	$0.05
	2nd Quarter	8.63	6.52	0.05
	3rd Quarter	7.42	6.10	0.05
	4th Quarter	8.34	6.16	0.05

As of March 14, 2013, we had approximately 1,572 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The Company’s ability to pay dividends on its common stock is principally dependent on BNC’s ability to pay dividends to the Company, which is subject to various regulatory restrictions and limitations. See “Item 1. Business — Supervision and Regulation – Payment of Dividends and Other Restrictions” above for regulatory restrictions which limit the ability of BNC to pay dividends. In addition, the Company may not pay dividends on its common stock unless all accrued and unpaid dividends are fully paid on the Company’s outstanding Series A Preferred Stock. The Company expects to continue to pay comparable dividends on its common stock for the foreseeable future.

We made no purchases, nor did any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our Common Stock during the three months ended December 31, 2012.

The information required to be disclosed under Item 201(d) and (e) of Regulation S-K is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Performance Graph

The following graph compares our cumulative shareholder return on our Common Stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by SNL Financial, LLC using data as of December 31, 2012.

BNC Bancorp

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
BNC Bancorp	100.00	45.00	46.76	56.72	46.91	53.19
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
SNL Bank Index	100.00	57.06	56.47	63.27	49.00	66.13
SNL Southeast Bank Index	100.00	40.48	40.65	39.47	23.09	38.36

ITEM 6.	SELECTED FINANCIAL DATA

Table 1

Selected Financial Data

(dollars in thousands, except per share and non-financial information, shares in thousands)

	As of / For the Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data:
Total interest income	$113,515	$103,343	$95,010	$79,082	$71,034
Total interest expense	32,891	32,920	34,747	32,867	37,426
Net interest income	80,624	70,423	60,263	46,215	33,608
Provision for loan losses	22,737	18,214	26,382	15,750	7,075
Net interest income after provision for loan losses	57,887	52,209	33,881	30,465	26,533
Non-interest income	33,138	20,802	28,813	8,686	5,651
Non-interest expense	82,272	67,864	55,172	32,899	27,783
Income before income tax expense (benefit)	8,753	5,147	7,522	6,252	4,401
Income tax expense (benefit)	(1,700)	(1,783)	(204)	(285)	414
Net income	10,453	6,930	7,726	6,537	3,987
Less preferred stock dividends and discount accretion	2,404	2,404	2,196	1,984	142
Net income available to common shareholders	$8,049	$4,526	$5,530	$4,553	$3,845

Per Common Share Data:
Basic earnings per share	$0.48	$0.45	$0.62	$0.62	0.53
Diluted earnings per share	0.48	0.45	0.61	0.62	0.52
Cash dividends declared	0.20	0.20	0.20	0.20	0.20
Book value	9.51	12.80	11.63	13.20	12.49
Tangible common book value (1)	8.20	9.60	8.49	9.43	8.69
Weighted average shares outstanding:
Basic	17,595	10,878	9,262	7,340	7,323
Diluted	17,599	10,894	9,337	7,348	7,396
Year-end common shares outstanding	24,650	9,101	9,053	7,342	7,350

Selected Year-End Balance Sheet Data:
Total assets	$3,083,788	$2,454,930	$2,149,932	$1,634,185	$1,572,876
Investment securities available-for-sale	341,539	282,174	352,824	360,459	416,398
Investment securities held-to-maturity	114,805	97,036	6,000	6,000	6,000
Portfolio loans	2,035,258	1,709,483	1,508,180	1,079,179	1,007,788
Allowance for loan losses	40,292	31,008	24,813	17,309	13,210
Goodwill	27,111	26,129	26,129	26,129	26,129
Deposits	2,656,309	2,118,187	1,828,070	1,349,878	1,146,013
Short-term borrowings	32,382	70,211	60,207	50,283	194,143
Long-term debt	88,173	93,713	97,713	100,713	105,713
Shareholders' equity	282,244	163,855	152,224	126,206	120,680

Selected Average Balances:
Total assets	2,544,718	2,208,525	2,027,261	1,617,744	1,227,246
Investment securities	353,040	339,067	352,099	430,684	119,531
Total loans	1,813,899	1,561,257	1,359,107	1,026,635	981,069
Total interest-earning assets	2,244,423	1,936,069	1,799,324	1,496,230	1,116,766
Interest-bearing deposits	2,002,595	1,770,106	1,613,886	1,257,333	890,058
Total interest-bearing liabilities	2,126,818	1,914,179	1,765,391	1,418,935	1,063,171
Shareholders' equity	212,955	156,968	149,959	123,641	86,858

Selected Performance Ratios:
Return on average assets (2)	0.41%	0.31%	0.38%	0.40%	0.32%
Return on average common equity (3)	5.11%	4.12%	4.98%	4.81%	4.54%
Return on average tangible common equity (4)	6.57%	5.88%	7.89%	7.30%	7.85%
Net interest margin (5)	3.85%	3.93%	3.65%	3.39%	3.17%
Average equity to average assets	8.37%	7.11%	7.40%	7.64%	7.08%
Efficiency ratio (6)	68.85%	70.09%	58.38%	55.36%	67.66%
Dividend payout ratio	41.67%	44.44%	32.26%	32.26%	38.09%

Asset Quality Ratios:
Allowance for loan losses to period-end portfolio loans (7)	1.98%	1.81%	1.65%	1.60%	1.31%
Allowance for loan losses to nonperforming loans (8)	58.04%	33.44%	25.96%	90.86%	99.18%
Nonperforming assets to total assets (9)	3.93%	6.57%	6.29%	2.04%	1.17%
Net loan charge-offs, with covered portion, to average portfolio loans (10)	1.09%	1.14%	1.39%	1.13%	0.58%

Capital Ratios: (11)
Total risk-based capital	13.91%	11.51%	13.01%	12.79%	11.46%
Tier 1 risk-based capital	12.77%	9.99%	11.19%	10.87%	9.60%
Leverage ratio	9.71%	7.38%	7.42%	8.32%	8.44%

Other Data:
Number of full service banking offices	35	30	23	17	15
Number of limited service offices	-	1	1	1	1
Number of full time employee equivalents	541	442	358	249	221

(1) Tangible common book value per share is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition. See Table 1A for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

(2) Calculated by dividing net income by average assets.

(3) Calculated by dividing net income available to common shareholders by average common equity.

(4) Average tangible common equity is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition. See Table 1A for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

(5) Calculated by dividing tax equivalent net interest income by average interest-earning assets. The tax equivalent adjustment was $5.7 million, $5.6 million, $5.4 million, $4.5 million, and $1.8 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

(6) Calculated by dividing non-interest expense by the sum of the tax equivalent net interest income and non-interest income.

(7) Includes loans covered under loss-share agreements of $248.9 million, $320.0 million and $309.3 million at December 31, 2012, 2011 and 2010, respectively.

(8) Nonperforming loans consist of nonaccrual loans and accruing loans greater than 90 days past due. Includes nonperforming loans covered under loss-share agreements of $47.0 million, $73.3 million and $69.3 million at December 31, 2012, 2011 and 2010, respectively.

(9) Nonperforming assets consist of nonperforming loans and other real estate owned. Includes nonperforming loans and other real estate owned covered under loss-share agreements of $70.1 million, $120.9 million and $85.1 million at December 31, 2012, 2011 and 2010, respectively.

(10) Net loan charge-offs include $14.5 million and $3.8 million of covered loans that are reimbursed 80% by the FDIC for the years ended December 31, 2012 and 2011, respectively.

(11) Capital ratios are for BNC.

Table 1A

Reconciliation of Non-GAAP Financial Measures

(dollars in thousands, except per share data, shares in thousands)

	As of / For the Year Ended December 31,
	2012	2011	2010	2009	2008
Tangible Common Book Value per Share:
Shareholders' equity (GAAP)	$282,244	$163,855	$152,224	$126,206	$120,680
Less: Preferred stock (GAAP)	47,878	47,398	46,918	29,304	28,878
Intangible assets (GAAP)	32,193	29,115	28,445	27,699	27,945
Tangible common shareholders' equity (non-GAAP)	202,173	87,342	76,861	69,203	63,857
Common shares outstanding	24,650	9,101	9,053	7,342	7,350
Tangible common book value per share (non-GAAP)	$8.20	$9.60	$8.49	$9.43	$8.69

Return on Average Tangible Common Equity:
Net income available to common shareholders (GAAP)	$8,049	$4,526	$5,530	$4,553	$3,845
Plus: Amortization of intangibles, net of tax (GAAP)	348	256	229	302	305
Tangible net income available to common shareholders (non-GAAP)	8,397	4,782	5,759	4,855	4,150
Average common shareholders' equity (non-GAAP)	157,471	109,810	101,104	94,352	80,922
Less: Average intangible assets (GAAP)	29,581	28,433	28,072	27,822	28,069
Average tangible common shareholders' equity (non-GAAP)	127,890	81,377	73,032	66,530	52,853
Return on average tangible common equity (non-GAAP)	6.57%	5.88%	7.89%	7.30%	7.85%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2012 results compared to 2011. Discussion of 2011 results compared to 2010 is predominantly in section “2011 Compared to 2010.”

Overview and Executive Summary

BNC Bancorp was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina, a full service commercial bank, incorporated under the laws of the State of North Carolina on November 15, 1991, that opened for business on December 3, 1991. We are registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and the bank holding company laws of North Carolina. BNC operates under the rules and regulations of and is subject to examination by the FDIC and the North Carolina Office of the Commissioner of Banks, North Carolina Department of Commerce (the “NCOCB”). BNC is also subject to certain regulations of the Federal Reserve governing the reserves to be maintained against deposits and other matters.

Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from our investment portfolio. We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We target business professionals and small to mid-size business customers with credit relationships in the $250,000 to $15 million range that are too small for the regional banks but too large for smaller community banks with lower legal lending limits. We offer our customers superior customer service, convenient branch locations and experienced bankers.

Net income for the year ended December 31, 2012 was $10.5 million, an increase of $3.5 million, or 50.8%, compared to net income of $6.9 million for the year ended December 31, 2011. Income available to common shareholders was $8.0 million, or $0.48 per diluted share, for 2012, an increase of $3.5 million, or 77.8%, compared to the $4.5 million, or $0.45 per diluted share, reported for the year ended December 31, 2011. Included in the financial results for the years ended December 31, 2012 and 2011 are $12.7 million and $7.8 million, respectively, of acquisition gains and $5.2 million and $1.1 million, respectively, of merger and transactional costs. The Company has also seen significant growth in mortgage originations, which have led to a $3.9 million increase in mortgage origination fees from 2011. The Company has also experienced a significant increase in non-interest expense of $14.4 million, primarily due to additional headcount and costs associated with the strategic acquisitions made in 2012.

Total assets at December 31, 2012 were $3.08 billion, an increase of $628.9 million, or 25.6%, compared to total assets of $2.45 billion at December 31, 2011. The increase was due to continued growth in our footprint, along with the aforementioned strategic acquisitions during 2012. See Note 2 to the accompanying Consolidated Financial Statements contained in Item 8 for a full description of the acquisition activities. Some highlights for 2012 are as follows:

•	total assets at year end were $3.08 billion, up from $2.45 billion at the end of 2011;

•	wholesale deposits, as a percentage of total assets, declined from 37% to 26% during 2012;

•	classified assets to capital declined from 76% to 44% during 2012;

•	net interest margin remained strong at 3.85% despite increased hedging costs;

•	acquired First Trust in Charlotte, expanding our presence in Charlotte by $323 million in deposits;

•	acquired KeySource in Durham, expanding our presence in the Triangle by $152 million in deposits;

•	acquired Chapel Hill and Cary offices from BHR, increasing our Triangle presence by approximately $24 million in deposits;

•	acquired Carolina Federal in Charleston, expanding our coastal South Carolina presence by $53 million in deposits;

•	marketed and closed a $72.5 million capital raise to some of the highest quality institutional investors in the financial institution space;

•	marketed and completed the auction of preferred stock issued under the U.S Treasury Capital Purchase Program to private investors;

•	successfully converted core systems on Blue Ridge, Regent, Carolina Federal, BHR, and KeySource in 2012;

•	added seasoned functional leaders in the areas of: Enterprise Risk Management, Human Resources, and Deposit Operations. All leaders are from quality institutions of $8 billion or larger; and

•	originated over $275 million in mortgages and generated $6.2 million of mortgage fees during 2012.

We continue to maintain strong capital ratios. Shareholders’ equity increased $118.4 million to $282.2 million at December 31, 2012. We paid $4.9 million in common and preferred dividends, net of accretion, during 2012. All of our capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the allowance for credit losses, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, our significant accounting policies and effects of new accounting pronouncements are discussed in detail in Note 1 “Significant Accounting Policies” to the accompanying Consolidated Financial Statements contained in Item 8.

Allowance for Loan Losses

We establish an allowance for loan losses that represents management’s best estimate of probable credit losses inherent in the portfolio at the balance sheet date. Estimates for loan losses are determined by management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. See Note 1, “Significant Accounting Policies” and Note 6, “Loans and Allowance for Loan Losses” to the accompanying Consolidated Financial Statements contained in Item 8.

Valuation of Goodwill and Intangible Assets

Business acquisitions are accounted for using the acquisition method of accounting. Under the acquisition method, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. The Company reviews identified intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Goodwill is subject to impairment testing on at least an annual basis. In addition, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual goodwill impairment testing is performed as of June 30 each year.

The first step in testing for impairment is to determine the fair value of each reporting unit. The Company engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. Our reporting unit for purposes of this testing was the Company as a whole. We utilized both income and market approaches to determine the fair value for the reporting unit. The income approach was based on discounted cash flows derived from assumptions of balance sheet and income statement activity. An internal forecast was developed by considering several long-term key business drivers such as anticipated loan and deposit growth, net interest margins, and asset quality. Long-term growth rates were estimated to assist in determining the terminal values. The discount rate was estimated based on the Capital Asset Pricing Model, which considered the risk-free interest rate (20-year Constant Maturity Treasury Bonds), market-risk premium, equity-risk premium, and a company-specific risk factor. For the market approach, assets, earnings, tangible common equity and tangible franchise premium multiples of comparable acquired companies were selected and applied to the reporting unit’s applicable metrics. In addition, historic control premiums were applied to the Company’s market value. The results of the income and market approaches were averaged to arrive at the final calculation of fair value. We determined the estimated fair value exceeded the carrying value (including goodwill) for the reporting unit.

The second step of impairment testing is necessary only if the carrying amount of either reporting unit exceeds its fair value, suggesting goodwill impairment. In such a case, we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill.

Subsequent to the 2012 annual impairment test, we updated our reporting structure in a manner that changed the composition of our reporting units. This change resulted in the Company recognizing two reporting units, which are our mortgage origination business and our banking operations unit, which contains all other activities performed by the Company. Goodwill was reassigned to the reporting units using a relative fair value allocation approach; other assets and liabilities, including applicable corporate assets, were allocated to the extent they are related to the operation of the respective reporting units. As a result, all goodwill was reallocated to the banking operations reporting unit. As a result of this change in reporting units, we performed an interim goodwill impairment analysis as of December 31, 2012 and determined the estimated fair value exceeded the carrying value (including goodwill) for the banking operations reporting unit.

Due to a decline in the value of our common stock subsequent to the date of the 2011 impairment testing date, we performed an interim goodwill impairment analysis as of December 31, 2011. We determined the estimated fair value exceeded the carrying value (including goodwill) for the reporting unit.

There were no impairment charges recorded in 2012, 2011, or 2010, respectively. We believe the estimates and assumptions used in the goodwill impairment analysis for our reporting unit are reasonable. However, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future.

Valuation of Loans Acquired in Business Combinations

Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date. Purchased loans acquired in a business combination, including loans covered by FDIC loss share agreements, are accounted for in accordance with the provisions of GAAP applicable to loans acquired with deteriorated credit quality.

At the time such purchased loans are acquired, management individually evaluates substantially all loans acquired in the transaction. This evaluation allows management to determine the estimated fair value of the purchased loans (not considering any FDIC loss sharing agreements) and includes no carryover of any previously recorded allowance for loan losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. To the extent that any purchased loan acquired in a FDIC-assisted acquisition is not specifically reviewed, management applies a loss estimate to that loan based on the average expected loss rates for the purchased loans that were individually reviewed in that purchased loan portfolio.

As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the Day 1 Fair Values.

In determining the Day 1 Fair Values of purchased loans, including covered loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. Any such increase or decrease in expected cash flows will result in a corresponding decrease or increase, respectively, of the FDIC loss-share receivable for the portion of such reduced or additional loss expected to be collected from the FDIC.

The accretable yield on purchased loans, including covered loans, is the difference between the expected cash flows and the initial investment in the acquired loans. The accretable yield is recognized into earnings using the effective yield method over the term of the loans. Management separately monitors the purchased loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values.

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC indemnification asset to reflect the indemnification provided by the FDIC. Currently, the expected losses on covered assets for each of the Company’s loss-share agreements would result in expected recovery of approximately 80% of incurred losses. Since the indemnified items are covered loans and covered foreclosed assets, which are measured at Day 1 Fair Values, the FDIC loss-share receivable is also measured and recorded at Day 1 Fair Values, and is calculated by discounting the cash flows expected to be received from the FDIC.

Analysis of Results of Operations

Consolidated net income for 2012 was $10.5 million, an increase of $3.5 million, or 50.8%, from the $6.9 million of net income for 2011. Net income available to common shareholders for 2012 was $8.0 million, or $0.48 per diluted share, compared to $4.5 million, or $0.45 per diluted share, for 2011. Comparability of earnings per share was impacted due to our second quarter 2012 capital raise, which increased our outstanding average diluted shares by approximately 3.5 million shares.

During 2012 we incurred $5.2 million of expenses associated with merger and acquisition activities, an increase from the $1.1 million incurred in 2011. These expenses reduced diluted earnings per share by $0.18 for 2012.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average common shareholders’ equity (net income available to common shareholders as a percentage of average common shareholders’ equity). Our returns on average assets were 0.41% and 0.31% for the years ended December 31, 2012 and 2011, respectively. The returns on average common shareholders’ equity were 5.11% and 4.12% for the years ended December 31, 2012 and 2011, respectively.

Net Interest Income

Net interest income is our primary source of revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, loan prepayment behavior, and the use of interest rate derivative financial instruments. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and investment securities is computed on a fully-taxable equivalent basis (“FTE”). Net interest income and yield on interest-earning assets are discussed below on a FTE basis.

Net interest income was $86.4 million for the year ended December 31, 2012, an increase of $10.3 million, or 13.6%, from the $76.0 million earned in 2011. The increase in net interest income was primarily due to a $232.2 million, or 14.9%, increase in the average balance of portfolio loans, primarily from organic loan growth and our acquisitions of Carolina Federal, KeySource and, to a lesser extent, First Trust during 2012. The increase is also due to a $14.0 million, or 4.1%, increase in average investment securities during 2012, which was due to acquisitions of investment securities due to our enhanced liquidity position in 2012. We also experienced a $41.7 million increase in average interest-earning bank balances, which was due to a significantly higher liquidity position we maintained as a result of the proceeds from our capital raise, as well as cash received from our strategic acquisitions.

Included in interest income from loans was the impact of the purchase accounting adjustments that favorably affected net interest income in 2012. The accretion of yield and fair value discounts on the acquired loan portfolios totaled $6.7 million for the year ended December 31, 2012, which is consistent with the amount recognized in 2011. Factors affecting the amount of accretion include unscheduled loan payments, changes in estimated cash flows and impairment, and additional loans from acquisitions that will increase accretion.

The average yield on interest earning assets decreased by 32 basis points during the year ended December 31, 2012 from 5.63% to 5.31%. The average yield on portfolio loans and investment securities decreased 15 basis points and 51 basis points, respectively, from 2011 to 2012. The decrease is due to the origination and repricing of loans at lower interest rates, as well as the replacement of investment securities at lower interest rates.

Total interest expense was $32.9 million for the year ended December 31, 2012, which is unchanged compared to the year ended December 31, 2011. Average total interest-bearing liabilities increased $212.6 million during 2012 as compared to 2011, while the average rate on interest-bearing liabilities decreased by 17 basis points from 1.72% to 1.55% during 2012. The increase in interest-bearing liabilities was primarily from organic deposit growth and acquisitions of Carolina Federal, KeySource, First Trust and, to a lesser extent, the branches from BHR. Interest expense for 2012 was impacted by increased hedging costs related to our interest rate cap, offset by decreased funding costs.

Average borrowings decreased $19.9 million, or 13.8%, to $124.2 million during the year ended December 31, 2012. The decrease was primarily due to the paydown of short-term advances from the FHLB, as well as the maturity of a revolving line of credit during 2012. The paydown was made as a result of our enhanced liquidity position during 2012.

The net interest margin for 2012 was 3.85%, compared to 3.93% in 2011. This decrease was due to decreased interest rates and mix of interest-earning assets from continued downward pressure on market interest rates, partially offset by an improvement in cost of funds. As noted earlier, the cost of funds would have declined more dramatically except for higher hedging costs experienced in 2012 as compared to 2011.

The following tables set forth the major components of net interest income and the related annualized yields and rates for 2012, 2011 and 2010, as well as the variances between the periods caused by changes in interest rates versus changes in volumes (dollars in thousands).

Table 2

Average Balance and Net Interest Income (FTE)

	Years Ended December 31,
	2012			2011			2010
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases (1)	$1,789,125	$97,917	5.47%	$1,556,937	$87,424	5.62%	$1,355,827	$77,655	5.73%
Loans held for sale	24,774	751	3.03%	4,320	167	3.87%	3,280	133	4.05%
Investment securities, taxable	115,741	4,808	4.15%	119,797	5,688	4.75%	150,011	7,579	5.05%
Investment securities, tax-exempt (2)	237,299	15,475	6.52%	219,270	15,541	7.09%	202,088	14,773	7.31%
Interest-earning balances and other	77,484	290	0.37%	35,745	118	0.33%	88,118	208	0.24%
Total interest-earning assets	2,244,423	119,241	5.31%	1,936,069	108,938	5.63%	1,799,324	100,348	5.58%
Other assets	300,295			272,456			227,937
Total assets	$2,544,718			$2,208,525			$2,027,261
Interest-bearing liabilities:
Demand deposits	$941,070	$14,242	1.51%	$814,518	$11,557	1.42%	$700,648	$9,278	1.32%
Savings deposits	56,881	266	0.47%	36,564	162	0.44%	18,937	46	0.24%
Time deposits	1,004,644	15,093	1.50%	919,024	17,836	1.94%	894,301	21,752	2.43%
Borrowings	124,223	3,290	2.65%	144,073	3,365	2.34%	151,505	3,671	2.42%
Total interest-bearing liabilities	2,126,818	32,891	1.55%	1,914,179	32,920	1.72%	1,765,391	34,747	1.97%
Non-interest-bearing deposits	188,569			125,969			96,526
Other liabilities	16,376			11,409			15,385
Shareholders' equity	212,955			156,968			149,959
Total liabilities and shareholder's equity	$2,544,718			$2,208,525			$2,027,261
Net interest income and interest rate spread		$86,350	3.76%		$76,018	3.91%		$65,601	3.61%
Net interest margin			3.85%			3.93%			3.65%

(1) Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2) Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis using a blended income tax rate of 38.55%. The taxable-equivalent adjustment was $5.7 million, $5.6 million and $5.4 million for the year ended December 31, 2012, 2011 and 2010, respectively.

Table 3

Volume and Rate Variance Analysis

Years Ended December 31, 2012, 2011 and 2010

	2012 vs. 2011			2011 vs. 2010
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases	$12,873	$(2,380)	$10,493	$11,406	$(1,637)	$9,769
Loans held for sale	705	(121)	584	41	(7)	34
Investment securities, taxable	(181)	(699)	(880)	(1,481)	(410)	(1,891)
Investment securities, tax-exempt (1)	1,227	(1,293)	(66)	1,237	(469)	768
Interest-earning balances and other	147	25	172	(95)	5	(90)
Total interest income	14,771	(4,468)	10,303	11,108	(2,518)	8,590

Interest expense:
Deposits:
Demand deposits	1,855	830	2,685	1,562	717	2,279
Savings deposits	93	11	104	60	56	116
Time deposits	1,474	(4,217)	(2,743)	541	(4,457)	(3,916)
Borrowings	(495)	420	(75)	(177)	(129)	(306)
Total interest expense	2,927	(2,956)	(29)	1,986	(3,813)	(1,827)
Net interest income increase (decrease)	$11,844	$(1,512)	$10,332	$9,122	$1,295	$10,417

(1) Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

We recorded a provision for loan losses of $22.7 million for 2012, compared to a provision for loan losses of $18.2 million for 2011. Of the $22.7 million in provision expense for 2012, $17.8 million related to originated non-covered loans, an increase of $1.8 million from provision related to originated non-covered loans of $16.0 million for 2011. The gross covered loan provision totaled $22.7 million for 2012, with $17.7 million recorded through an FDIC indemnification asset and the remaining $5.0 million included in provision for loan losses. This is an increase from gross covered loan provision of $10.9 million for 2011, with $8.7 million recorded through an FDIC indemnification asset and the remaining $2.2 million included in provision for loan losses

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. See additional discussion under section “Analysis of Allowance for Loan Losses.”

Non-Interest Income

Non-interest income was $33.1 million for 2012, an increase of $12.3 million, or 59.3%, compared to $20.8 million for 2011. The following table presents the components of non-interest income for the periods presented (dollars in thousands):

Table 4

Non-Interest Income

	Years Ended December 31,
	2012	2011	2010
Mortgage fees	$6,169	$2,230	$1,583
Service charges	3,149	3,190	3,083
Investment brokerage fees	922	945	326
Earnings on bank-owned life insurance	1,771	1,688	986
Gain on sale of investment securities, net	3,026	1,202	535
Gain on acquisition	12,706	7,800	19,261
Other	5,395	3,747	3,039
Total non-interest income	$33,138	$20,802	$28,813

Included in non-interest income for 2012 was $12.7 million of acquisition gain from the acquisitions of Carolina Federal and First Trust, $3.0 million of gains on sale of securities, and $2.5 million of income associated with FDIC receivable and related loss-share receipts. Excluding these non-recurring sources of income, non-interest income was $14.9 million for 2012, an increase of $4.7 million, or 45.6%, from $10.3 million in 2011. This increase is due to the increased volume of mortgage originations and SBA loan premiums during 2012. Mortgage fees generated in 2012 increased $3.9 million, or 176.6%, to $6.2 million, compared to mortgage fees of $2.2 million in 2011. Income derived from SBA loan premiums was $1.5 million for 2012, an increase of $942,000, or 174.4%, from 2011.

Non-Interest Expense

Non-interest expense was $82.3 million for 2012, an increase of $14.4 million, or 21.2%, compared to $67.9 million for 2011. The following table presents the components of non-interest expense for the periods presented (dollars in thousands):

Table 5

Non-Interest Expense

	Years Ended December 31,
	2012	2011	2010
Salaries and employee benefits	$42,200	$31,810	$25,340
Occupancy	4,965	3,859	3,218
Furniture and equipment	4,241	2,761	2,145
Data processing and supplies	2,773	2,291	2,113
Advertising and business development	1,761	1,733	1,994
Insurance, professional and other services	6,685	4,166	4,012
FDIC insurance assessments	2,166	2,433	2,970
Loan, foreclosure and other real estate owned	10,944	14,072	9,054
Other	6,537	4,739	4,326
Total non-interest expense	$82,272	$67,864	$55,172

Included in non-interest expense for 2012 and 2011 were merger and transactional costs totaling $5.2 million and $1.1 million, respectively. These costs included professional fees, contract cancellations, personnel costs, and data processing and system conversion expenses.

These increases were due to the addition of full-time equivalent employees and facilities, as well as transaction-related expenses noted above, incurred as a result of the acquisitions that have been made since the fourth quarter of 2011. The personnel additions are expected to contribute to our long-term focus on driving both top line and fee income growth. These increases were slightly offset by a $2.4 million reduction in valuation adjustments for OREO during full year 2012 as compared to 2011.

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

Our income tax benefit was $1.7 million and $1.8 million for 2012 and 2011, respectively, and our income before taxes increased $3.6 million for 2012, when compared to 2011. The tax expense associated with this increase was offset by increases in our tax-exempt investment securities income, additional income from our increased investment in bank-owned life insurance, and tax benefits derived from our acquisitions. Our effective tax rates for the years ended December 31, 2012 and 2011 were (19.4%) and (34.6%), respectively. Refer to Note 17 “Income Taxes” in the accompanying Consolidated Financial Statements contained in Item 8 for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of other tax matters.

Analysis of Financial Condition

Total assets at December 31, 2012 were $3.08 billion, an increase of $628.9 million, or 25.6%, when compared to total assets of $2.45 billion at December 31, 2011. Interest-earning assets, which serve as our primary revenue source and are comprised of interest-earning balances at banks, federal funds sold, investment securities, FHLB stock, loans held for sale and portfolio loans, were $2.75 billion at December 31, 2012, an increase of $598.9 million, or 27.9%, from $2.15 billion at December 31, 2011.

Period-end portfolio loans, which exclude loans held for sale, totaled $2.04 billion as of December 31, 2012, an increase of $325.8 million, or 19.1%, from portfolio loans of $1.71 billion at December 31, 2011. The increase was due to organic growth in our North Carolina franchise, along with the acquisition and integration of First Trust, KeySource and Carolina Federal. Period-end deposits totaled $2.66 billion, an increase of $538.1 million, or 25.4%, from total deposits of $2.12 billion as of December 31, 2011. The increase was due to the $554.0 million of deposits assumed from the acquisitions of First Trust, KeySource, Carolina Federal and, to a lesser extent, the branches acquired from BHR. This increase was partially offset by an $89.8 million decrease in wholesale deposits from December 31, 2011.

We continually monitor liquidity levels in relation to the market conditions, and adjust levels to what we deem to be an appropriate level for the current operating environment. Historically, liquid assets, consisting of cash and cash equivalents, federal funds sold and investment securities, have been managed towards a target of 10% of total assets. At December 31, 2012, liquid assets totaled $690.4 million, or 22.4% of total assets, with the majority being available to meet short-term liquidity needs. At December 31, 2011, liquid assets totaled $435.0 million, or 17.7% of total assets. The average balance of liquid assets during 2012 and 2011 totaled $430.5 million, or 16.9% of average total assets, and $374.8 million, or 17.0% of average total assets, respectively. In addition to liquid assets held at December 31, 2012, we also had the capacity to borrow approximately $370.2 million under established credit lines with the Federal Reserve Bank of Richmond, the FHLB and other financial institutions.

Total equity as of December 31, 2012 was $282.2 million, an increase of $118.4 million, or 72.3%, from total equity of $163.9 million as of December 31, 2011. This increase in total equity was primarily driven by a $72.5 million private placement of convertible preferred stock that occurred in June 2012, with net proceeds totaling $68.3 million.

Investment Securities

The investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. At the time of purchase, we classify our investment purchases as either held-to-maturity or available-for-sale, consistent with these investment objectives, including possible securities sales in response to changes in interest rates or prepayment risk, the need to manage liquidity or regulatory capital, and other factors. Investment securities classified as available-for-sale are carried at fair value in the consolidated balance sheet, while investment securities classified as held-to-maturity are carried at amortized cost.

The following table presents the composition of our available-for-sale and held-to-maturity securities portfolio for the years presented (dollars in thousands):

Table 6

Composition of Investment Securities Portfolio

	December 31,
	2012	2011	2010
Investment securities available-for-sale (at fair value):
U.S. Government agencies	$16,395	$23,201	$-
State and municipals	223,886	160,556	220,542
Residential mortgage-backed securities issued by government-sponsored entities	86,890	81,436	105,869
Other mortgage-backed securities issued by government-sponsored entities	14,368	16,981	26,413
Total investment securities available-for-sale	341,539	282,174	352,824

Investment securities held-to-maturity (at amortized cost):
State and municipals	108,805	91,036	-
Other debt securities	6,000	6,000	6,000
Total investment securities held-to-maturity	114,805	97,036	6,000
Total investment securities	$456,344	$379,210	$358,824

The following table presents the composition of our available-for-sale and held-to-maturity securities portfolio with ranges of maturities and average yields disclosed (dollars in thousands):

Table 7

Investment Securities Portfolio by Expected Maturities

	December 31, 2012
	Available-for-Sale(1)		Held-to-Maturity
		Weighted		Weighted
	Fair Value	Average Yield	Amortized Cost	Average Yield
U.S. Government agencies:
Due within one year	$-	-	$-	-
Due after one year through five years	-	-	-	-
Due after five through ten years	2,001	2.48%	-	-
Due after ten years	14,394	3.02%	-	-
	16,395	2.95%	-	-
State and municipals - Tax Exempt: (2)
Due within one year	3,079	6.39%	-	-
Due after one year through five years	-	-	877	1.70%
Due after five through ten years	3,901	2.37%	5,573	4.07%
Due after ten years	195,552	5.20%	100,646	5.21%
	202,532	5.16%	107,096	5.12%
State and municipals - Taxable
Due within one year	-	-	-	-
Due after one year through five years	-	-	-	-
Due after five through ten years	-	-	-	-
Due after ten years	21,354	3.01%	1,709	2.88%
	21,354	3.01%	1,709	2.88%
Mortgage-backed securities: (3)
Due within one year	-	-	-	-
Due after one year through five years	-	-	-	-
Due after five through ten years	6,950	4.15%	-	-
Due after ten years	94,308	3.05%	-	-
	101,258	3.13%	-	-
Other securities:
Due within one year	-	-	-	-
Due after one year through five years	-	-	-	-
Due after five through ten years	-	-	6,000	4.62%
Due after ten years	-	-	-	-
	-	-	6,000	4.62%
Total:
Due within one year	$3,079	6.39%	$-	-
Due after one year through five years	-	-	877	1.69%
Due after five through ten years	12,852	3.35%	11,573	4.35%
Due after ten years	325,608	4.33%	102,355	5.17%

(1) Yields for available-for-sale securities are calculated based on the amortized cost of the securities.

(2) Yields on tax-exempt investment securities are calculated on a taxable-equivalent basis using a blended income tax rate of 38.55%.

(3) For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without prepayment penalties.

During the fourth quarter of 2011, we reclassified at fair value $85.8 million in available-for-sale investment securities to the held-to-maturity category. Substantially all of the securities transferred were of longer duration with maturities exceeding ten years. The related unrealized after tax gains of approximately $3.2 million remained in accumulated other comprehensive income to be amortized over the estimated remaining lives of the securities as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.

Loans

Portfolio loans increased by $325.8 million to $2.04 billion at December 31, 2012, from $1.71 billion at December 31, 2011. Our non-covered loan portfolio increased by $396.9 million, or 28.6%, to $1.79 billion from $1.39 billion at December 31, 2011. This increase is primarily from moderate level of organic loan growth, as well as the addition of $169.9 million, $139.6 million and $29.5 million of loans acquired from the acquisition of First Trust, KeySource and Carolina Federal, respectively.

Our covered loan portfolio decreased $71.1 million, or 22.2%, from December 31, 2011 to $248.9 million at December 31, 2012, reflecting normal repayments, charge-offs and foreclosures. The covered loan portfolio will continue to decline over the terms of the loss-share agreements. Covered loans include all loans covered under loss-share agreements from FDIC-assisted acquisitions and, as such, have significant loss protection.

For the year ended December 31, 2012, average portfolio loans were $1.79 billion, an increase of $232.2 million, or 14.9%, compared to $1.56 billion for the year ended December 31, 2011. The majority of this increase resulted from the acquisitions of Regent, Blue Ridge, Carolina Federal and, to a lesser extent, KeySource, as well as increased volume of loan originations.

The following table presents the composition of our loan portfolio for the periods indicated (dollars in thousands):

Table 8

Loan Portfolio Composition

	2012		2011		2010		2009		2008
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Non-covered (1):

Commercial real estate	$1,034,686	50.8%	$722,826	42.3%	$557,546	37.0%	$449,344	41.6%	$350,849	34.8%
Commercial construction	183,747	9.0%	175,710	10.3%	170,052	11.3%	183,563	17.0%	228,330	22.7%
Commercial and industrial	150,870	7.4%	124,479	7.3%	111,650	7.4%	113,705	10.5%	98,595	9.8%
Leases	13,209	0.7%	12,806	0.7%	10,983	0.7%	12,219	1.1%	15,190	1.5%
Residential construction	34,514	1.7%	25,740	1.5%	29,944	2.0%	50,172	4.7%	78,942	7.8%
Residential mortgage	359,260	17.7%	317,949	18.6%	308,566	20.4%	257,518	23.9%	223,053	22.1%
Consumer and other	10,042	0.5%	9,940	0.6%	10,097	0.7%	12,658	1.2%	12,829	1.3%

Total non-covered	1,786,328	87.8%	1,389,450	81.3%	1,198,838	79.5%	1,079,179	100.0%	1,007,788	100.0%

Covered:

Commercial real estate	114,757	5.6%	135,242	7.9%	120,053	8.0%	-	0.0%	-	0.0%
Commercial construction	33,447	1.6%	51,426	3.0%	62,879	4.2%	-	0.0%	-	0.0%
Commercial and industrial	10,898	0.5%	16,402	1.0%	24,903	1.6%	-	0.0%	-	0.0%
Residential construction	215	0.1%	3,992	0.2%	2,402	0.1%	-	0.0%	-	0.0%
Residential mortgage	87,015	4.3%	109,058	6.4%	94,701	6.3%	-	0.0%	-	0.0%
Consumer and other	2,598	0.1%	3,913	0.2%	4,404	0.3%	-	0.0%	-	0.0%
Total covered	248,930	12.2%	320,033	18.7%	309,342	20.5%	-	0.0%	-	0.0%

Total portfolio loans	$2,035,258	100.0%	$1,709,483	100.0%	$1,508,180	100.0%	$1,079,179	100.0%	$1,007,788	100.0%

(1) Amount includes $347.2 million and $31.7 million of acquired, noncovered loans as of December 31, 2012 and 2011, respectively.

The following table presents the scheduled maturities of the Company's portfolio loans as of December 31, 2012 (dollars in thousands):

Table 9

Loan Portfolio by Contractual Maturities

	December 31, 2012
	Due within one year	Due after one year but within five years	Due after five years	Total
By loan type:
Commercial real estate	$245,543	$759,527	$144,373	$1,149,443
Commercial construction	81,509	115,308	20,377	217,194
Commercial and industrial	90,769	68,525	2,474	161,768
Leases	1,501	11,708	-	13,209
Residential construction	31,988	2,572	169	34,729
Residential mortgage	86,717	158,046	201,512	446,275
Consumer and other	2,698	4,473	5,469	12,640
Total portfolio loans	$540,725	$1,120,159	$374,374	$2,035,258

By interest rate type:
Fixed interest rate	$257,692	$745,304	$182,219	$1,185,215
Variable interest rate	283,033	374,855	192,155	850,043
Total portfolio loans	$540,725	$1,120,159	$374,374	$2,035,258

During the year ended December 31, 2012, there were increases in our non-covered commercial real estate, residential mortgage, and commercial and industrial portfolios of $311.9 million, $41.3 million, and $26.4 million, respectively. Increases in our commercial real estate portfolio have been primarily in national and regional credit tenants, single credit tenant fully leased facilities and owner-occupied facilities. We will continue our efforts to diversify and replace Acquisition, Development and Construction (“ADC”) exposures and replace these exposures with high quality income producing commercial real estate.

Our loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the types of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by our Board of Directors. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. We have focused our portfolio lending activities on experienced and successful commercial real estate investors that have access to multiple sources of funding.

Real Estate Loans

Real estate loans are made for purchasing and refinancing 1-4 family, multi-family and commercial properties. Commercial real estate loans totaled $1.15 billion and $858.1 million at December 31, 2012 and 2011, respectively, with $114.8 million and $135.2 million, respectively, covered under loss-share agreements. Including loans covered under loss-share agreements, commercial real estate comprises 56.5% of the loan portfolio as of December 31, 2012, an increase from 50.2% as of December 31, 2011. This lending involves loans secured principally by commercial buildings for office, retail centers and, by a lesser extent, storage and warehouse space. Generally in underwriting commercial real estate loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk as payments on such loans are often dependent on successful operation or management of the properties.

We offer fixed and adjustable rate options and provide customers access to long-term conventional real estate loans through our mortgage loan department which makes secondary market conforming loans that are originated with a commitment from a correspondent financial institution to purchase the loan within 30 days of closing. Residential real estate loans amounted to $446.3 million and $427.0 million at December 31, 2012 and 2011, respectively. Our residential mortgage loans are generally secured by properties located within our market area. At December 31, 2012 and 2011, residential real estate loans covered under loss-share agreements totaled $87.0 million and $109.1 million, respectively. Including loans covered under loss-share agreements, residential real estate comprises 21.9% of the loan portfolio as of December 31, 2012, a decrease from 25.0% as of December 31, 2011.

Many of the residential mortgage loans that we make are originated for the account of third parties. Such loans are classified as loans held for sale in the financial statements. At December 31, 2012 and 2011, loans held for sale amounted to $57.4 million and $9.6 million, respectively. We receive fees for each such loan originated, with such fees aggregating $6.2 million for the year ended December 31, 2012 and $2.2 million for the year ended December 31, 2011. We anticipate that we will continue to be an active originator of residential loans for the account of third parties. We do not originate sub-prime mortgages, unless through a correspondent who has full underwriting authority. In these cases, since we are not involved in the credit decision, there is limited exposure to defaults and buy back provisions.

Real Estate Construction Loans

Real estate loans are made for constructing 1-4 family and multi-family residential properties, the acquisition and development of land for the purpose of providing residential and commercial lots for sale, and the construction of commercial properties. During the construction period we primarily offer a variable rate option, typically with an interest rate floor. Once construction has been completed, we provide customers with variable and fixed rate options for the term financing phase based on the needs of the customer. At December 31, 2012 and 2011, the real estate construction loan portfolio was $251.9 million and $256.9 million, respectively, with $33.7 million and $55.4 million, respectively, of loans covered under loss-share agreements. Including loans covered under loss-share agreements, real estate construction comprises 12.4% of the loan portfolio as of December 31, 2012, a decrease from 15.0% as of December 31, 2011. Activity related to real estate construction loans not covered under loss-share agreements included the following activity for the year ended December 31, 2012 (amounts in millions):

	Balance at			Balance at
	December 31,			December 31,
	2011	Acquired	Net Change	2012

Commercial construction	$71.6	$12.9	$(1.3)	$83.2
Acquisition and development	14.0	3.4	(2.0)	15.4
Residential construction	25.0	8.0	(3.3)	29.7
1-4 family buildable lots	31.2	9.0	(9.2)	31.0
Commercial buildable lots	15.3	7.0	(5.1)	17.2
Land held for development	25.4	0.8	(1.7)	24.5
Raw/Agricultural land	19.0	1.5	(3.2)	17.3

Management closely monitors residential real estate, specifically our ADC loans, since these loans are generally considered most vulnerable to economic downturns. We attempt to mitigate this risk by employing experienced real estate lenders, providing real estate underwriting standards within the Credit Policy Manual, engaging an outside firm to conduct ongoing credit reviews and, most recently, contracting with a firm to provide quarterly real estate updates and trends for communities in which we have credit exposure. Most residential construction loans to homebuilders require full personal guarantees from the principals of the borrowing entity and maturities are typically limited to 12 months. Trends within our real estate portfolio have followed the general trends within our markets. During 2012, we have seen moderate improvement in average time houses are on the market for sale and moderate improvement in the levels of housing inventory available for sale. We have also seen signs of stabilization in average home prices in our geographic footprint.

Commercial Loans

Commercial business lending is a major focus of our lending activities. At December 31, 2012, our commercial and industrial loan portfolio equaled $161.8 million or 7.9% of total portfolio loans, as compared with $140.9 million, or 8.2% of total portfolio loans, at December 31, 2011. At December 31, 2012, commercial and industrial loans covered under loss-share agreements totaled $10.9 million, as compared with $16.4 million at December 31, 2011. Commercial and industrial loans and leases include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. We also make term commercial loans secured by real estate, which are categorized as real estate loans. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, we require personal guarantees and secondary sources of repayment.

Consumer and Other Loans

Consumer and other loans include home equity lines of credit, automobile loans, boat and recreational vehicle financing and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, because the collateral often consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. We attempt to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss. Consumer and other loans amounted to $12.6 million, or less than 1 % of the total loan portfolio as of December 31, 2012, and $13.9 million, or 1.0% of the total loan portfolio, at December 31, 2011.

Asset Quality

We consider asset quality to be of primary importance, and employ a formal internal loan review process to ensure adherence to our lending policy as approved by our Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. Each loan risk grade corresponds to an estimated default probability. In addition, as a given loan's credit quality improves or deteriorates, it is Credit Administration's and the Lender’s responsibility to change the borrower's risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management's estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

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

Nonperforming Assets

Our nonperforming assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans, restructured loans in nonaccrual status and loans in nonaccrual status, decreased to $121.3 million, or 3.93% of total assets, at December 31, 2012 from $161.2 million, or 6.57% of total assets, at December 31, 2011. The majority of these nonperforming assets are covered under loss-share agreements totaling $70.1 million and $120.9 million at December 31, 2012 and 2011, respectively. The reduction in non-performing assets covered under loss-share agreement is due to sales of other real estate owned, valuation adjustments and increased net charge-offs in 2012. Excluding assets covered by loss-share agreements, nonperforming assets increased from $40.4 million at December 31, 2011 to $51.3 million, or 1.82% of assets not covered under loss-share agreements at December 31, 2012. This increase was caused by the purchase of $7.5 million of non-performing assets in 2012. Our allowance for loan losses, expressed as a percentage of gross loans, was 1.98% and 1.81% at December 31, 2012 and 2011, respectively, and expressed as a percentage of gross loans less fair value loans, was 1.72% and 1.89% at December 31, 2012 and 2011, respectively.

The following table summarizes total nonperforming assets for the past five years (dollars in thousands):

Table 10

Nonperforming Assets

	December 31,
	2012	2011	2010	2009	2008
Nonaccrual loans:
Not covered by loss-share agreements	$22,442	$19,443	$26,224	$19,050	$13,319
Covered by loss-share agreements	46,981	67,854	64,753	-	-
90 days or more past due:
Not covered by loss-share agreements	-	-	44	-	-
Covered by loss-share agreements	-	5,425	4,554	-	-
Other real estate owned:
Not covered by loss-share agreements	28,811	20,927	23,912	14,325	5,022
Covered by loss-share agreements	23,102	47,577	15,825	-	-
Total nonperforming assets	$121,336	$161,226	$135,312	$33,375	$18,341
Total nonperforming assets not covered by loss-share agreements	$51,253	$40,370	$50,180	$33,375	$18,341

Total nonperforming assets to total assets	3.93%	6.57%	6.29%	2.04%	1.17%
Total nonperforming assets to total assets (not covered by loss share)	1.82%	1.93%	2.75%	N/A	N/A

Total nonperforming loans to total portfolio loans	3.41%	5.42%	6.34%	1.77%	1.32%
Total nonperforming loans to total portfolio loans (not covered by loss share)	1.26%	1.40%	2.19%	N/A	N/A

Troubled debt restructurings not included in above	$35,889	$41,515	$5,107	$4,168	$-

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the ability to collect principal or interest in full. Generally, our policy is to place a loan on nonaccrual status before the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where management is uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. We accrue interest on restructured loans at the restructured rates when management anticipates that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which management has serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of our allowance for loan losses. For additional information on nonaccruals and loan restructurings/modifications, see Note 6 to the accompanying Consolidated Financial Statements.

At December 31, 2012, we had $69.4 million in nonaccrual loans, a decrease of $17.9 million, or 20.5%, from $87.3 million at the end of 2011. The amounts of nonaccrual loans covered under loss-share agreement were $47.0 million and $67.9 million at December 31, 2012 and 2011, respectively. The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual was $6.9 million, $6.2 million and $7.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. There were $0 and $5.4 million of loans 90 days past due and still accruing interest at the end of 2012 and 2011, respectively.

Real estate acquired in the settlement of loans consists of foreclosed, repossessed and idled properties, both residential and commercial. At December 31, 2012 and 2011, there were $51.9 million and $68.5 million, respectively, in assets classified as other real estate owned, with $23.1 million and $47.6 million, respectively, covered under loss-share agreements. The carrying values of other real estate owned represent the lower of the carrying amount or fair value less costs to sell.

Troubled debt restructurings (“TDR”) are modified loans in which a concession is provided to a borrower experiencing financial difficulties. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in non-accrual loans, whereas accruing TDRs are excluded from non-accrual loans as it is probable that all contractual principal and interest due under the restructured terms will be collected.

The following is a summary of OREO at the periods presented (dollars in thousands):

Table 11

Other Real Estate Owned

	December 31,
	2012	2011	2010
Covered under loss-share agreements:
Residential 1-4 family properties	$7,897	$26,679	$5,565
Multifamily properties	303	385	1,024
Commercial properties	5,226	8,812	2,949
Construction, land development and other land	9,676	11,701	6,287
	23,102	47,577	15,825
Not covered under loss-share agreements:
Residential 1-4 family properties	2,185	2,939	5,174
Multifamily properties	-	-	77
Commercial properties	7,882	2,893	7,808
Construction, land development and other land	18,744	15,095	10,853
	28,811	20,927	23,912
Total other real estate owned	$51,913	$68,504	$39,737

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least monthly. In addition, on a monthly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations. In addition to our history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2012 or 2011.

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

Growth in loans outstanding has, throughout our history, been the motivating factor for increases in our allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. During 2012 and 2011, the economic slowdown, both domestically and globally, has caused significant weakness in the local economies, which has weakened many borrowers’ financial condition. During 2012, we continued to experience an elevated level of nonperforming asset as our management aggressively recognized impairments on performing credits where it had become evident that the underlying collateral values would no longer support the principal repayment terms. We are actively restructuring these relationships with borrowers in an effort to restore these credits to an accruing status. In addition, the Company had $7.5 million of non-performing assets that were acquired during 2012.

Table 12 shows the allocation of the allowance for loan losses at the dates indicated (dollars in thousands). The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Table 12

Allocation of the Allowance for Loan Losses

	December 31,
	2012		2011		2010		2009		2008
		% of total		% of total		% of total		% of total		% of total
	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)
Real estate loans	$26,159	78.4%	$14,847	75.2%	$15,839	71.7%	$11,355	65.6%	$7,516	56.9%
Real estate construction loans	10,399	12.4%	11,656	15.0%	5,207	17.6%	3,739	21.6%	4,029	30.5%
Commercial and industrial loans	3,579	7.9%	4,338	8.2%	3,525	9.0%	1,817	10.5%	1,295	9.8%
Consumer and other loans	137	0.7%	149	0.8%	209	1.0%	208	1.2%	172	1.3%
Leases	18	0.6%	18	0.8%	33	0.7%	190	1.1%	198	1.5%
	$40,292	100.0%	$31,008	100.0%	$24,813	100.0%	$17,309	100.0%	$13,210	100.0%

(1) Allowance for loan losses category as a percentage of total loans by category

The following table presents information related to the allowance for loan losses for the last five years (dollars in thousands):

Table 13

Analysis of Allowance for Loan Losses

	For the Year Ended December 31,
	2012	2011	2010	2009	2008

Beginning balance	$31,008	$24,813	$17,309	$13,210	$11,784
Provision for credit losses:
Non-covered loans	17,755	16,037	26,382	15,750	7,075
Covered loans	4,982	2,177	-	-	-
Increase in FDIC indemnification asset	17,711	8,708	-	-	-
Net charge-offs on loans covered under loss-share	(14,538)	(3,774)	-	-	-
Charge-offs on loans not covered under loss-share:
Commercial real estate	(6,338)	(4,827)	(5,038)	(3,171)	(516)
Commercial construction	(4,396)	(7,090)	(4,330)	(5,046)	(875)
Commercial and industrial	(2,597)	(1,217)	(5,342)	(941)	(2,529)
Leases	-	-	(9)	(60)	-
Residential construction	(179)	(943)	(725)	(1,183)	(790)
Residential mortgage	(4,285)	(4,052)	(3,624)	(1,262)	(816)
Consumer and other	(126)	(60)	(263)	(204)	(257)
Total charge-offs	(17,921)	(18,189)	(19,331)	(11,867)	(5,783)

Recoveries on loans not covered under loss-share:
Commercial real estate	715	158	43	4	23
Commercial construction	331	300	37	-	-
Commercial and industrial	92	555	135	133	54
Leases	-	15	-	-	-
Residential construction	24	14	26	32	-
Residential mortgage	124	176	201	20	33
Consumer and other	9	18	11	27	24
Total recoveries	1,295	1,236	453	216	134
Net charge-offs on loans not covered under loss-share	(16,626)	(16,953)	(18,878)	(11,651)	(5,649)
Ending balance	$40,292	$31,008	$24,813	$17,309	$13,210

Ratios:
Ratio of allowance for loan losses to total portfolio loans	1.98%	1.81%	1.65%	1.60%	1.31%
Ratio of allowance for loan losses to total portfolio loans (non-covered)	1.40%	1.89%	1.65%	1.60%	1.31%
Net charge-offs of portfolio loans to total average loans	1.74%	1.33%	1.39%	1.13%	0.58%
Net charge-offs of portfolio loans to total average loans (non-covered)	1.11%	1.34%	1.39%	1.13%	0.58%

Our allowance for loan losses at December 31, 2012 of $40.3 million represents 1.98% of total portfolio loans outstanding. Our allowance for loan losses at December 31, 2011 of $31.0 million represented 1.81% of total portfolio loans outstanding. The increase in the allowance is due to an increased allowance for covered loans, which has increased by $9.9 million from 2011. The increase was continued elevated credit costs due to the soft economy, particularly in the coastal areas.

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

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. At December 31, 2012, deposits totaled $2.66 billion, an increase of $538.1 million, or 25.4%, from year-end 2011. The increase in year-end deposits was due primarily to the acquisitions of First Trust, KeySource, Carolina Federal and, to a lesser extent, the branches acquired from BHR, which collectively increased total deposits by $554.0 million during 2012.

While overall deposit growth continues to be an emphasis, the more important element is the increase in transactional account deposits. Over the one-year period from December 31, 2011 to December 31, 2012, transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased $441.6 million, or 41.9%. In addition, wholesale deposits decreased from 42.5% of total deposits as of December 31, 2011 to 30.5% of total deposits as of December 31, 2012.

The following is our average deposits for a three-year period (dollars in thousands):

Table 14

Average Deposits

	For the Year Ended December 31,
	2012		2011		2010
	Average amount	Average interest rate	Average amount	Average interest rate	Average amount	Average interest rate
Demand deposits	$941,070	1.51%	$814,518	1.42%	$700,648	1.32%
Savings deposits	56,881	0.47%	36,564	0.44%	18,937	0.24%
Time deposits	1,004,644	1.50%	919,024	1.94%	894,301	2.43%
Total interest-bearing deposits	2,002,595	1.48%	1,770,106	1.67%	1,613,886	1.93%
Noninterest-bearing deposits	188,569	-	125,969	-	96,526	-
Total deposits	$2,191,164	1.35%	$1,896,075	1.56%	$1,710,412	1.82%

The following is our maturities of time deposits of $100,000 or more as of December 31, 2012 (dollars in thousands):

Table 15

Maturities of Time Deposits of $100,000 or More

	3 months	Over 3 months	Over 6 months	Over 12
	or less	to 6 months	to 12 months	months	Total
Time deposits of $100,000 or more	$139,418	$191,251	$202,331	$257,441	$790,441

Total average deposits increased by $295.1 million, or 15.6%, from $1.90 billion for 2011 to $2.19 billion for 2012. Average interest-bearing demand accounts increased by $126.6 million, or 15.5%, while average savings accounts increased by $20.3 million, or 55.6%. Average time deposits increased $85.6 million, or 9.3%, and comprise 45.8% of average total deposits for 2012, a decrease from 48.5% of average total deposits for 2011.

Time deposits of $100,000 or more represented 29.8% and 38.6%, respectively, of our total deposits at December 31, 2012 and 2011.

Borrowings

Borrowings provide an additional source of funding for us. Short-term borrowings decreased from $70.2 million at December 31, 2011 to $32.4 million at December 31, 2012. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks, securities sold under repurchase agreements and an unsecured revolving line of credit. During 2012, short-term FHLB advances decreased by $53.0 million, while all of the other components of short-term borrowings have increased in the aggregate by $15.2 million. As deposit growth exceed organic loan growth during 2012, additional liquidity was used to pay down short-term borrowings, purchase investment securities and ultimately increase cash balances.

As an additional source of short-term borrowings, BNC utilizes securities sold under agreements to repurchase, with balances outstanding of $30.3 million and $8.6 million at December 31, 2012 and 2011, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government agency sponsored mortgage-backed securities or securities issued by local governmental municipalities.

At December 31, 2012, long-term debt outstanding totaled $88.2 million, compared to $93.7 million outstanding at year-end 2011. Long-term debt as of December 31, 2012 consists of $62.0 million of FHLB advances and $26.2 million of subordinated debt, of which $23.7 million have been issued through our trust subsidiaries. The decrease was due to the fact we called $8 million of subordinated debt during 2012.

BNC has the ability to borrow funds from the Federal Reserve of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. As of December 31, 2012, we had approximately $84.4 million in additional borrowing capacity available under these arrangements with no outstanding balances for 2012 or 2011. In addition, BNC may purchase federal funds through unsecured federal funds guidance lines of credit totaling $55.0 million as of December 31, 2012. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

BNC also uses advances from the FHLB of Atlanta under a line of credit equal to 30% of BNC’s total assets, subject to qualifying collateral being pledged. Outstanding advances totaled $62.0 million at December 31, 2012 and 2011, respectively. These advances are secured by a blanket-floating lien on qualifying first mortgage loans, equity lines of credit, certain commercial real estate loans, and certain government agency sponsored mortgage-backed securities pledged to the FHLB. At December 31, 2012, we had $230.7 million additional borrowing capacity that was secured. A more detailed analysis of FHLB advances is presented in Note 12 and Note 13 to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

FDIC Indemnification Asset

We have recorded FDIC indemnification assets in connection with the loss-share agreements we entered into in connection with our acquisitions of Beach First and Blue Ridge. This asset is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should we choose to dispose of them. Fair value is estimated using projected cash flows related to the loss-share agreements based on the expected reimbursements for losses and the applicable loss-share percentages and the estimated true-up payment at the expiration of the loss-share agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss-share reimbursement from the FDIC and the true-up payment to the FDIC. Cash flow projections resulting from the loss-share agreements are subject to change during the term of the agreements, including the existence of and amount of any required true-up payment owed to the FDIC. The FDIC indemnification asset totaled $53.5 million and $91.9 million at December 31, 2012 and 2011, respectively.

Shareholders’ Equity

During 2012, total shareholders' equity increased by $118.4 million, or 72.3%, to $282.2 million. Our retained earnings increased by $5.1 million for the year ended December 31, 2012, which was comprised of net income of $10.5 million, offset by common share dividends of $3.0 million and dividend and discount accretion on preferred stock of $2.4 million.

During 2012 the Company sold 38,885 shares of the Company’s Mandatorily Convertible Cumulative Non-Voting Preferred Stock, Series C (the “Series C Preferred Stock”) at a price of $1,000 per share, and an aggregate of 8,200 shares of the Company’s Mandatorily Convertible Cumulative Non-Voting Preferred Stock, Series B-1 (the “Series B-1 Preferred Stock” and, together with the Series C Preferred Stock, the “Preferred Stock”) at a price of $1,000 per share. The purchase of the Series C Preferred Stock and the Series B-1 Preferred Stock was part of a private placement in which Aquiline BNC Holdings LLC (“Aquiline”) also participated (the “Private Placement”). As part of the Private Placement, Aquiline has agreed to purchase 21,115 shares of the Series B-1 Preferred Stock at a price of $1,000 per share and 4,300 shares of the Series C Preferred Stock at a price of $1,000 per share. The Aquiline Agreement also amends the terms of the Investment Agreement, dated June 14, 2010, by and between the Company and Aquiline.

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

On February 7, 2013, 1,804,566 shares of the Company’s Mandatorily Convertible Non-Voting Preferred Stock, Series B were converted into 1,804,566 shares of the Company’s non-voting common stock.

Accumulated other comprehensive income increased $4.4 million from $1.0 million at December 31, 2011 to $5.4 million at December 31, 2012. The increase related principally to unrealized gains on available-for-sale investment securities. We are subject to minimum capital requirements, and as such, all capital ratios continue to place us in excess of the minimum required to be deemed a “well-capitalized” bank by regulatory measures.

Capital Resources

We are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2012, 2011 and 2010, we exceeded all regulatory capital requirements to be considered “well capitalized” as such terms are defined in applicable regulations. Our capital adequacy ratios are set forth below:

Table 16

Capital Adequacy Ratios

		December 31,
	"Well Capitalized" minimum	2012 Ratio	2011 Ratio	2010 Ratio
BNC Bancorp:
Total capital (to risk weighted assets)	10.00%	13.80%	11.19%	12.75%
Tier 1 capital (to risk weighted assets)	6.00%	12.67%	9.65%	10.94%
Tier 1 capital (to average assets)	6.00%	9.65%	7.13%	7.26%

Bank of North Carolina:
Total capital (to risk weighted assets)	10.00%	13.91%	11.51%	13.01%
Tier 1 capital (to risk weighted assets)	6.00%	12.77%	9.99%	11.19%
Tier 1 capital (to average assets)	6.00%	9.71%	7.38%	7.42%

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

Table 17 presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous rate shocks at December 31, 2012. The rate shocks are measured in 100 basis point increments from base case. Base case utilizes key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, investment securities cash flows and reinvestment strategy, and market value assumptions on certain assets under various interest rate scenarios. Should the yield curve begin to rise and fall, management has strategies available to maximize earnings opportunities or offset the negative impact to earnings. The estimated results of our income simulation model as of December 31, 2012, looking forward for 12 months, are as follows:

Table 17

Net Interest Income at Risk

Change in interest rates (basis points)	Estimated decrease in net interest income at December 31, 2012
-100	-0.46%
+100	-1.31%
+200	-1.94%
+300	-1.96%
+400	-0.75%

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

The following Table 18 “Interest Rate Sensitivity Analysis” sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012, which are projected to reprice or mature in each of the future time periods presented. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts are considered rate sensitive and are placed in the shortest period, while negotiable order of withdrawal or other transaction accounts are assumed to be more stable sources that are less price elastic and have been placed in the longest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Table 18

Interest Rate Sensitivity Analysis

(dollars in thousands)

	At December 31, 2012
	3 months or less	Over 3 months to 12 months	Total within 12 months	Over 12 months	Total
Interest-earning assets:
Loans	$974,296	$303,981	$1,278,277	$756,981	$2,035,258
Loans held for sale	57,414	-	57,414	-	57,414
Investment securities	31,512	25,886	57,398	384,508	441,906
Other earnings assets	191,082	7,604	198,686	-	198,686
Total interest-earning assets	$1,254,304	$337,471	$1,591,775	$1,141,489	$2,733,264

Interest-bearing liabilities:
Interest-bearing demand deposits	$993,300	$-	$993,300	$227,789	$1,221,089
Time deposits and savings	232,771	-	232,771	250,000	482,771
Interest rate caplet	(250,000)	595,969	345,969	330,875	676,844
Borrowings	56,095	-	56,095	64,460	120,555
Total interest-bearing liabilities	$1,032,166	$595,969	$1,628,135	$873,124	$2,501,259
Interest sensitivity gap	$222,138	$(258,498)	$(36,360)	$268,365	$232,005
Cumulative interest sensitivity gap	222,138	(36,360)	(36,360)	232,005	232,005
Cumulative interest sensitivity gap as a percent of total interest-earning assets	8.13%	-1.33%	-1.33%	8.49%	8.49%
Cumulative ratio of interest-sensitive assets to interest- sensitive liabilities	121.52%	97.77%	97.77%	109.28%	109.28%

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, interest-earning deposits in other banks and occasional sales of various assets. These funds are used to make loans and to fund continuing operations. At December 31, 2012, liquid assets totaled $690.4 million, or 22.4% of total assets, compared to $435.0 million, or 17.7% of assets at December 31, 2011.

The liability portion of the balance sheet provides liquidity primarily through various interest-bearing and non-interest-bearing deposit accounts. We may purchase federal funds through unsecured federal funds guidance lines of credit totaling $55.0 million, with no outstanding balance at December 31, 2012. In addition, we have credit availability with the Federal Reserve and FHLB of approximately $377.2 million, with $64.0 million outstanding at December 31, 2012.

Total net cash inflows totaled $178.2 million during 2012, an increase of $152.5 million from net cash inflows of $25.7 million during 2011. For 2010, net cash outflows totaled $18.1 million. Cash flows from operations were $39.5 million in 2012, a slight decrease from $39.7 million in 2011. Cash flows from investing activities were $149.3 million in 2012, an increase of $251.9 million from $102.6 million used in 2011. The increase was primarily driven by an increase in cash received from acquisitions of $74.8 million during 2012, as well as increased sales of investment securities during 2012. Cash flows used in financing activities were $10.6 million in 2012, a decrease of $99.3 million compared to cash flows provided by financing activities in 2011 of $88.7 million. The cash flows used in financing activities during 2012 were primarily driven by payments on short-term FHLB advances, as well as decreases in wholesale deposits. These cash outflows were offset by $68.3 in net proceeds received from the issuance of preferred stock in 2012. The Consolidated Statement of Cash Flows in the accompanying Consolidated Financial Statements provides a detailed analysis of cash from operating, investing and financing activities for each of the years ended December 31, 2012, 2011 and 2010.

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

In the normal course of business, we will have various outstanding contractual obligations that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. Table 19 in this Item 7, “Contractual Obligations and Commitments”, summarizes our contractual obligations and commitments as of December 31, 2012.

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

Off-Balance Sheet Risk – Contractual Obligations and Commitments

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on our consolidated balance sheets. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. We do not expect that all such commitments will fund. See the following Table 19 and Note 18 to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

In addition, we have entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other debt instruments at December 31, 2012 are shown in the following table (dollars in thousands):

Table 19

Contractual Obligations and Other Commitments

		Less than	One to	Three to	After
	Total	one year	three years	five years	five years
Contractual obligations:
Short-term borrowings	$32,382	$32,382	$-	$-	$-
Long-term debt	88,173	-	17,000	20,000	51,173
Time deposits	1,159,615	828,740	267,647	57,816	5,412
Operating leases	14,363	2,060	3,752	2,936	5,615
Total contractual obligations	$1,294,533	$863,182	$288,399	$80,752	$62,200

Commitments:
Lines of credit and loan commitments	$276,844	$124,756	$20,684	$36,545	$94,859
Letters of credit	12,172	6,437	5,735	-	-
Commitments to sell loans held for sale	57,414	57,414	-	-	-
Total commitments	$346,430	$188,607	$26,419	$36,545	$94,859

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

Although off-balance sheet derivative financial instruments do not expose us to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. We minimize such risk by evaluating the creditworthiness of the counterparties and consistently monitoring these agreements. The counterparties to these agreements are primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2012 and 2011, our derivatives reflected a $6.3 million loss and a $10.8 million loss, net of tax, in accumulated other comprehensive income, respectively.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. As of December 31, 2012, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. We consider such risk to be insignificant due to the relatively small derivative positions we hold. A discussion of derivatives is presented in Note 9 to the accompanying Consolidated Financial Statements, which are presented under Item 8 of Part II in this Form 10-K.

Quarterly Financial Information

Table 20 sets forth, for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

Table 20

Quarterly Financial Information

(dollars in thousands, except share and per share data)

	Year Ended December 31, 2012				Year Ended December 31, 2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	quarter	quarter	quarter	quarter
Operating Data:
Total interest income	$32,224	$27,814	$26,298	$27,179	$28,449	$25,065	$24,787	$25,042
Total interest expense	8,119	8,063	8,142	8,567	8,338	8,197	8,021	8,364
Net interest income	24,105	19,751	18,156	18,612	20,111	16,868	16,766	16,678
Provision for loan losses	5,520	3,708	8,330	5,179	8,158	3,524	3,032	3,500
Net interest income after provision for loan losses	18,585	16,043	9,826	13,433	11,953	13,344	13,734	13,178
Non-interest income	10,394	5,253	11,682	5,809	12,167	3,839	2,371	2,425
Non-interest expense	24,871	20,399	19,177	17,825	23,524	14,715	14,893	14,732
Income before income tax expense (benefit)	4,108	897	2,331	1,417	596	2,468	1,212	871
Income tax expense (benefit)	(940)	(492)	40	(308)	(801)	46	(381)	(647)
Net income	5,048	1,389	2,291	1,725	1,397	2,422	1,593	1,518
Less preferred stock dividends and discount accretion	601	601	601	601	601	601	601	601
Net income available to common shareholders	$4,447	$788	$1,690	$1,124	$796	$1,821	$992	$917

Per Share Data:
Basic earnings per share	$0.19	$0.04	$0.13	$0.11	$0.08	$0.18	$0.10	$0.09
Diluted earnings per share	0.19	0.04	0.13	0.11	0.08	0.18	0.10	0.09
Cash dividends declared	0.05	0.05	0.05	0.05	0.05	0.05	0.10	0.05

Balance Sheet Data:

Loans not covered by loss-share	$1,786,328	$1,631,004	$1,475,708	$1,417,529	$1,389,450	$1,309,893	$1,244,862	$1,227,291
Loans covered by loss-share	248,930	269,388	284,579	307,097	320,033	262,673	283,685	301,436
Allowance for loan losses	(40,292)	(34,823)	(40,856)	(36,722)	(31,008)	(24,177)	(23,373)	(24,325)
Net loans	1,994,966	1,865,569	1,719,431	1,687,904	1,678,475	1,548,389	1,505,174	1,504,402
Investment securities	456,344	360,678	334,382	342,739	379,210	348,942	339,334	332,218

Total assets	3,083,788	2,711,173	2,442,815	2,408,890	2,454,930	2,197,758	2,146,745	2,157,280
Deposits:
Non-interest bearing	275,605	207,928	180,238	162,857	145,688	130,978	128,694	116,286

Interest bearing demand and savings	1,221,089	1,067,855	960,597	956,784	909,402	833,190	835,967	849,392

Time deposits	1,159,615	1,033,304	948,658	996,831	1,063,097	871,436	885,922	905,173
Total deposits	2,656,309	2,309,087	2,089,493	2,116,472	2,118,187	1,835,604	1,850,583	1,870,851
Total borrowings	120,555	136,895	106,184	117,844	163,924	190,172	129,833	120,939
Shareholders' equity	282,244	252,180	237,539	165,363	163,855	162,575	157,569	154,211

Fourth Quarter Results

For the quarter ended December 31, 2012 net income totaled $5.0 million, an increase of $3.7 million, or 261.3%, when compared to net income of $1.4 million for the comparable period in 2011. Net income available to common shareholders for the fourth quarter of 2012 was $4.4 million, or $0.19 per diluted share, compared to $796,000, or $0.08 per diluted share, for the fourth quarter of 2011. Included in the financial results for the quarters ended December 31, 2012 and 2011 are $5.0 million and $7.8 million, respectively, of acquisition gains and $1.4 million and $723,000, respectively, of transaction related expenses.

Net interest income for the fourth quarter of 2012 was $24.1 million, an increase of $4.0 million from the $20.1 million earned in the fourth quarter of 2011. Fully taxable-equivalent (“FTE”) net interest margin was 4.09% for the fourth quarter of 2012, a decrease of 9 basis points from 4.18% for the comparable period of 2011. This decrease is a result of lower interest rates on interest-earning assets and higher hedging costs, partially offset by lower core funding costs.

Average interest-earning assets were $2.50 billion for the fourth quarter of 2012, an increase of $454.3 million from $2.04 billion for 2011. The Company’s average yield on interest-earning assets decreased 42 basis points from 5.80% in the fourth quarter of 2011 to 5.38% in the fourth quarter of 2012. Loan accretion during the fourth quarter of 2012 totaled $3.1 million, which was consistent with the amount recorded during the comparable period of 2011.

Average interest-bearing liabilities were $2.30 billion for the fourth quarter of 2012, an increase of $257.8 million from $2.04 billion for the fourth quarter of 2011. The Company’s average cost of interest-bearing liabilities was 1.41% for the fourth quarter of 2012, a decrease of 21 basis points, compared to 1.62% for the fourth quarter of 2011. Decreases in the average cost of deposits were offset by an increase in cash flow hedging expense, which totaled $2.1 million for the fourth quarter of 2012 and $1.7 million for the comparable period of 2011.

Non-interest income was $10.4 million for the fourth quarter of 2012, a decrease of $1.8 million compared to non-interest income of $12.2 million for the fourth quarter of 2011. Excluding non-recurring sources of income, which includes acquisition gains, FDIC-related income, and gain on sale of securities, non-interest income was $4.4 million for the fourth quarter of 2012, an increase of $1.3 million from the $3.0 million in the comparable period of 2011. This increase is primarily due to increased volume of mortgage originations that stem from the Company’s enhanced mortgage origination platform.

Non-interest expense was $24.9 million for the fourth quarter of 2012, compared to non-interest expense of $23.5 million for the fourth quarter of 2011. These increases were due to the addition of full-time equivalent employees and facilities, as well as transaction related expenses, incurred as a result of the strategic acquisitions that have been made since the fourth quarter of 2011. These increases were slightly offset by a $3.8 million reduction in valuation adjustments for other real estate owned (“OREO”) during the fourth quarter of 2012 as compared to the fourth quarter of 2011.

Net loan charge-offs for the fourth quarter of 2012 were $6.3 million, which included $3.1 million on loans covered under loss-share agreements and $3.2 million on loans not covered under loss-share agreements. The Company’s cost for the covered net loan charge-offs was $619,000, with the remainder being reimbursed by the FDIC. Combined with the $3.2 million of non-covered charge-offs, the Company incurred $3.8 million in charge-off losses, or 0.92% of average loans, during the fourth quarter of 2012, compared to $7.0 million, or 1.70% for the fourth quarter of 2011. During the fourth quarter of 2012, the Company recorded a provision for loan losses of $5.5 million, a decrease from the $8.2 million recorded during the fourth quarter of 2011.

2011 Compared to 2010

Net Interest Income

As described above, the primary component of our earnings is net interest income (FTE). Net interest income (FTE) increased to $76.0 million for the year ended December 31, 2011, a $10.4 million, or 15.9%, increase from the $65.6 million earned in 2010. For the year ended December 31, 2011, the net interest margin increased 28 basis points to 3.93% from 3.65% in 2010. Our net interest spread for the years ended December 31, 2011 and 2010 were 3.91% and 3.61%, respectively.

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

Provision for Loan Losses

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

Non-Interest Income

Non-interest income decreased $8.0 million to $20.8 million for the year ended December 31, 2011 as compared with $28.8 million for the year ended December 31, 2010. The decrease in non-interest income for 2011 resulted from the $11.5 million decrease from gain on acquisitions. For the years ended December 31, 2011 and 2010, gains on acquisitions were $7.8 and $19.3 million, respectively.

Mortgage fees generated from our mortgage division increased $647,000 compared to 2010. During 2011, our original mortgage origination platform was terminated and replaced with a more robust platform that is expected to drive increases in mortgage origination volume and fee income in future periods.

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

The gain on sale of investment securities available-for-sale increased $667,000 compared to 2010 due to decreased activity in the sales of investment securities.

Other non-interest income increased $709,000 compared to 2010. During 2011, our new SBA division became operational, with $540,000 of SBA fee income. Also included in non-interest income is FDIC-related income associated with our FDIC acquisitions, including present value accretion of the FDIC indemnification asset.

Non-Interest Expense

Non-interest expenses increased $12.7 million to $67.9 million for the year ended December 31, 2011 as compared with $55.2 million for the year ended December 31, 2010.

Salaries and employee benefits increased $6.5 million during 2011 when compared to 2010. The increase for 2011 is mainly due to increases in personnel costs are attributable to investments in the new mortgage and SBA lending platforms, as well as additions to our personnel from our acquisitions and our new offices in the Charlotte and Raleigh markets.

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

Loan, foreclosure and collection expenses increased $5.0 million from 2010 to 2011 due to increased volume of expenses primarily relating to the write-down of OREO properties, the ongoing expenses relating to these properties, and other loan, foreclosure and collection expenses. For the year ended December 31, 2011 and 2010, OREO valuation adjustments totaled $9.5 million and $5.1 million, respectively.

Income Taxes

We generate significant amounts of non-taxable income from tax exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. For the years ended December 31, 2011 and 2010, non-taxable income exceeded income before income taxes, resulting in a reduction of total income subject to income taxes for those years. For 2011 and 2010, the provision for income taxes reflects a tax benefit of $1.8 million, and $204,000, respectively, or 3.5% and 2.7% of income before income taxes, respectively.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion regarding our management of market risk is included in “Interest Rate and Market Risk” in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management concluded that our internal control over financial reporting was effective as of December 31, 2012, based on the evaluation under the framework in Internal Control – Integrated Framework.

Our independent registered public accounting firm which audited the financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting, which is contained in this Annual Report.

/s/ W. Swope Montgomery, Jr	/s/ David B. Spencer
W. Swope Montgomery, Jr.	David B. Spencer
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BNC Bancorp

We have audited the accompanying consolidated balance sheets of BNC Bancorp and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BNC Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Cherry Bekaert LLP

Raleigh, North Carolina

March 18, 2013

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$42,989	$14,523
Interest-earning deposits in other banks	191,082	41,306
Investment securities available-for-sale, at fair value	341,539	282,174
Investment securities held-to-maturity, at amortized cost (fair value of $118,235 and $96,342 at December 31, 2012 and 2011, respectively)	114,805	97,036
Federal Home Loan Bank stock, at cost	7,604	9,159
Loans held for sale	57,414	9,596
Loans:
Covered under loss-share agreements	248,930	320,033
Not covered under loss-share agreements	1,786,328	1,389,450
Less allowance for loan losses	(40,292)	(31,008)
Net loans	1,994,966	1,678,475
Accrued interest receivable	11,363	10,174
Premises and equipment, net	66,615	43,220
Other real estate owned:
Covered under loss-share agreements	23,102	47,577
Not covered under loss-share agreements	28,811	20,927
FDIC indemnification asset	53,519	91,851
Investment in bank-owned life insurance	70,756	48,294
Goodwill and other intangible assets, net	32,193	29,115
Other assets	47,030	31,503
Total assets	$3,083,788	$2,454,930

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$275,605	$145,688
Interest-bearing demand	1,221,089	909,402
Time deposits	1,159,615	1,063,097
Total deposits	2,656,309	2,118,187
Short-term borrowings	32,382	70,211
Long-term debt	88,173	93,713
Accrued expenses and other liabilities	24,680	8,964
Total liabilities	2,801,544	2,291,075

Shareholders' Equity:
Preferred stock, no par value, authorized 20,000,000 shares;
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 31,260 shares issued and outstanding, net of discount	30,717	30,237
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 1,804,566 shares issued and outstanding	17,161	17,161
Common stock, no par value; authorized 80,000,000 shares; 20,462,667 and 9,100,890 shares issued and outstanding at December 31, 2012 and 2011, respectively	157,541	87,421
Common stock, non-voting, no par value; authorized 4,187,647 shares; 4,187,647 shares issued and outstanding at December 31, 2012	40,688	-
Common stock warrant	-	2,412
Retained earnings	30,708	25,614
Stock in directors rabbi trust	(3,090)	(2,505)
Directors deferred fees obligation	3,090	2,505
Accumulated other comprehensive income	5,429	1,010
Total shareholders' equity	282,244	163,855
Total liabilities and shareholders' equity	$3,083,788	$2,454,930

See accompanying notes to consolidated financial statements.

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	2012	2011	2010

Interest Income:
Loans, including fees	$98,668	$87,591	$77,788
Investment securities:
Taxable	4,808	5,688	7,579
Tax-exempt	9,749	9,946	9,435
Interest-earning balances and other	290	118	208
Total interest income	113,515	103,343	95,010
Interest Expense:
Demand deposits	14,508	11,719	9,324
Time deposits	15,093	17,836	21,752
Short-term borrowings	338	489	587
Long-term debt	2,952	2,876	3,084
Total interest expense	32,891	32,920	34,747
Net Interest Income	80,624	70,423	60,263
Provision for loan losses, net	22,737	18,214	26,382
Net interest income after provision for loan losses	57,887	52,209	33,881
Non-Interest Income:
Mortgage fees	6,169	2,230	1,583
Service charges	3,149	3,190	3,083
Investment brokerage fees	922	945	326
Earnings on bank-owned life insurance	1,771	1,688	986
Gain on sale of investment securities, net	3,026	1,202	535
Gain on acquisitions	12,706	7,800	19,261
Other	5,395	3,747	3,039
Total non-interest income	33,138	20,802	28,813
Non-Interest Expense:
Salaries and employee benefits	42,200	31,810	25,340
Occupancy	4,965	3,859	3,218
Furniture and equipment	4,241	2,761	2,145
Data processing and supplies	2,773	2,291	2,113
Advertising and business development	1,761	1,733	1,994
Insurance, professional and other services	6,685	4,166	4,012
FDIC insurance assessments	2,166	2,433	2,970
Loan, foreclosure and other real estate owned expenses	10,944	14,072	9,054
Other	6,537	4,739	4,326
Total non-interest expense	82,272	67,864	55,172
Income before income tax benefit	8,753	5,147	7,522
Income tax benefit	1,700	1,783	204
Net Income	10,453	6,930	7,726
Less preferred stock dividends and discount accretion	2,404	2,404	2,196
Net Income Available to Common Shareholders	$8,049	$4,526	$5,530

Basic earnings per common share	$0.48	$0.45	$0.62
Diluted earnings per common share	$0.48	$0.45	$0.61
Dividends declared and paid per common share	$0.20	$0.20	$0.20

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010

Net income	$10,453	$6,930	$7,726

Other comprehensive income (loss):
Investment securities:
Unrealized holding gain (loss) on investments securities available-for-sale	3,408	14,210	(4,014)
Tax effect	(1,314)	(5,478)	1,547
Reclassification of gains recognized in net income	(3,026)	(1,202)	(535)
Tax effect	1,167	463	206
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(538)	(45)	-
Tax effect	207	18	-
Net of tax amount	(96)	7,966	(2,796)
Cash flow hedging activities:
Unrealized holding losses	(593)	(5,376)	(16,886)
Tax effect	229	2,072	6,509
Reclassification of losses recognized in net income	7,940	5,118	2,066
Tax effect	(3,061)	(1,972)	(796)
Net of tax amount	4,515	(158)	(9,107)
Total other comprehensive income (loss)	4,419	7,808	(11,903)
Total comprehensive income (loss)	$14,872	$14,738	$(4,177)

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

												Directors	Accumulated
			Non-voting		Common	Preferred	Preferred	Preferred	Preferred		Stock in	deferred	other com-
	Common stock		Common stock		stock	stock	stock	stock	stock	Retained	directors	fees	prehensive
	Shares	Amount	Shares	Amount	warrants	Series A	Series B	Series B-1	Series C	earnings	rabbi trust	obligation	income (loss)	Total
	(Amounts in thousands, except share and per share data)

Balance, December 31, 2009	7,341,901	$70,376	-	$-	$2,412	$29,304	$-	$-	$-	$19,009	$(1,388)	$1,388	$5,105	$126,206
Net income	-	-	-	-	-	-	-	-	-	7,726	-	-	-	7,726
Directors deferred fees	-	-	-	-	-	-	-	-	-	-	(341)	341	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	-	-	-	-	(11,903)	(11,903)
Common stock issued pursuant to:
Common stock offering, net	1,695,434	16,122	-	-	-	-	-	-	-	-	-	-	-	16,122
Exercise of stock options	900	6	-	-	-	-	-	-	-	-	-	-	-	6
Current income tax benefit	-	1	-	-	-	-	-	-	-	-	-	-	-	1
Stock-based compensation	10,584	247	-	-	-	-	-	-	-	-	-	-	-	247
Dividend reinvestment plan	4,541	39	-	-	-	-	-	-	-	-	-	-	-	39
Preferred stock issued, net	-	-	-	-	-	-	17,161	-	-	-	-	-	-	17,161
Cash dividends:
Common stock, $0.20 per share	-	-	-	-	-	-	-	-	-	(1,638)	-	-	-	(1,638)
Preferred stock, net of accretion	-	-	-	-	-	453	-	-	-	(2,196)	-	-	-	(1,743)
Balance, December 31, 2010	9,053,360	$86,791	-	$-	$2,412	$29,757	$17,161	$-	$-	$22,901	$(1,729)	$1,729	$(6,798)	$152,224

Net income	-	-	-	-	-	-	-	-	-	6,930	-	-	-	6,930
Directors deferred fees	-	-	-	-	-	-	-	-	-	-	(776)	776	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	-	-	7,808	7,808
Common stock issued pursuant to:
Exercise of stock options	6,838	52	-	-	-	-	-	-	-	-	-	-	-	52
Stock-based compensation	13,242	373	-	-	-	-	-	-	-	-	-	-	-	373
Dividend reinvestment plan	27,450	205	-	-	-	-	-	-	-	-	-	-	-	205
Cash dividends:
Common stock, $0.20 per share	-	-	-	-	-	-	-	-	-	(1,813)	-	-	-	(1,813)
Preferred stock, net of accretion	-	-	-	-	-	480	-	-	-	(2,404)	-	-	-	(1,924)
Balance, December 31, 2011	9,100,890	$87,421	-	$-	$2,412	$30,237	$17,161	$-	$-	$25,614	$(2,505)	$2,505	$1,010	$163,855

Net income	-	-	-	-	-	-	-	-	-	10,453	-	-	-	10,453
Directors deferred fees	-	-	-	-	-	-	-	-	-	-	(585)	585	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	-	-	4,419	4,419
Preferred stock issued, net	-	-	-	-	-	-	-	40,688	27,620	-	-	-	-	68,308
Exercise of stock options	48,092	286	-	-	-	-	-	-	-	-	-	-	-	286
Current income tax benefit	-	17	-	-	-	-	-	-	-	-	-	-	-	17
Shares traded to exercise options	(19,189)	(148)	-	-	-	-	-	-	-	-	-	-	-	(148)
Stock-based compensation	48,098	529	-	-	-	-	-	-	-	-	-	-	-	529
Dividend reinvestment plan	29,443	225	-	-	-	-	-	-	-	-	-	-	-	225
Acquisition of KeySource	1,810,267	13,942	-	-	-	-	-	-	-	-	-	-	-	13,942
Acquisition of First Trust	3,276,101	26,177	-	-	-	-	-	-	-	-	-	-	-	26,177
Conversion of preferred stock	6,168,965	27,620	4,187,647	40,688			-	(40,688)	(27,620)	-	-	-	-	-
Redemption of common stock warrant	-	1,472	-	-	(2,412)	-	-	-	-	-	-	-	-	(940)
Cash dividends:
Common stock, $0.20 per share	-	-	-	-	-	-	-	-	-	(2,955)	-	-	-	(2,955)
Preferred stock, net of accretion	-	-	-	-	-	480	-	-	-	(2,404)	-	-	-	(1,924)
Balance, December 31, 2012	20,462,667	$157,541	4,187,647	$40,688	$-	$30,717	$17,161	$-	$-	$30,708	$(3,090)	$3,090	$5,429	$282,244

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010

Operating activities
Net income	$10,453	$6,930	$7,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,737	18,214	26,382
Depreciation and amortization	2,987	2,309	1,912
Amortization of premiums, net	1,436	502	355
Amortization of intangible assets	567	416	372
Deferred income tax benefit	(1,910)	(3,106)	(1,017)
Accretion of fair value purchase accounting adjustments	(8,515)	(7,461)	(6,296)
Cash flow hedge expense	7,940	5,118	2,066
Gain on acquisitions	(12,706)	(7,800)	(19,261)
Stock-based compensation	529	373	247
Deferred compensation	605	1,187	1,464
Earnings on bank-owned life insurance	(1,771)	(1,688)	(986)
Net gain on sale of investment securities available-for-sale	(3,026)	(1,202)	(535)
Loss on sale of premises and equipment	183	-	-
Losses on other real estate owned	6,503	9,655	5,384
Gain on sale of loans (mortgage fees)	(6,169)	(2,230)	(1,583)
Origination of loans held for sale	(274,925)	(91,255)	(103,461)
Proceeds from sales of loans held for sale	233,276	91,942	101,059
Decrease in accrued interest receivable	1,048	755	532
Decrease in FDIC indemnification asset	60,216	21,541	27,408
Increase in other assets	(477)	(396)	(7,079)
Increase (decrease) in accrued expenses and other liabilities	553	(4,197)	426
Other operating activities, net	-	64	34
Net cash provided by operating activities	39,534	39,671	35,149
Investing activities
Purchases of investment securities available-for-sale	(92,713)	(80,815)	(67,125)
Purchases of investment securities held-to-maturity	(18,693)	(5,323)	-
Proceeds from sales of investment securities available-for-sale	117,381	50,717	77,148
Proceeds from maturities of investment securities available-for-sale	46,386	32,510	53,204
Redemption of Federal Home Loan Bank stock	2,850	463	675
Investment in bank-owned life insurance	(12,081)	-	(18,028)
Net increase in loans	(44,335)	(157,659)	(122,027)
Purchases of premises and equipment	(12,221)	(10,550)	(4,682)
Proceeds from disposal of premises and equipment	283	19	14
Investment in other real estate owned	(2,339)	(1,035)	(1,295)
Proceeds from sales of other real estate owned	51,353	30,433	11,433
Net cash acquired in business combinations	113,466	38,648	61,112
Net cash provided by (used in) by investing activities	149,337	(102,592)	(9,571)
Financing activities
Net increase (decrease) in deposits	(15,386)	86,139	(20,395)
Net increase (decrease) in short-term borrowings	(46,508)	6,004	(28,615)
Repayment of long-term debt, net	(11,587)	-	(24,602)
Preferred stock issued, net of issuance costs	68,308	-	17,161
Proceeds from issuance of common stock	-	-	16,122
Common stock issued from exercise of stock options, net	138	52	6
Tax benefit from exercise of stock options	-	-	1
Common stock issued pursuant to dividend reinvestment plan	225	205	39
Redemption of common stock warrant	(940)	-	-
Cash dividends paid, net of accretion	(4,879)	(3,737)	(3,381)
Net cash provided by (used in) financing activities	(10,629)	88,663	(43,664)
Net increase (decrease) in cash and cash equivalents	178,242	25,742	(18,086)
Cash and cash equivalents, beginning of period	55,829	30,087	48,173

Cash and cash equivalents, end of period	$234,071	$55,829	30,087
Supplemental Statement of Cash Flows Disclosure
Interest paid	$32,113	$33,095	$34,595
Income taxes paid	1,549	1,101	2,152
Summary of Noncash Investing and Financing Activities
Increase (decrease) in fair value of investment securities available-for-sale, net of tax	$(96)	$7,966	$(2,796)
Increase (decrease) in fair value of cash flow hedge, net of tax	4,516	(158)	(9,107)
Transfer of loans to foreclosed real estate	38,569	41,028	34,213
Transfer of investment securities available-for-sale to held-to-maturity	-	85,780	-
FDIC indemnification asset increase for losses, net	31,793	8,721	8,000
Acquisition:
Fair value of assets acquired	635,512	212,013	581,940
Fair value of liabilities assumed	576,323	207,219	570,087

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

BNC Bancorp (the “Parent Company”) is a bank holding company for Bank of North Carolina (“BNC”), a wholly owned subsidiary, headquartered in High Point, North Carolina. The Parent Company also maintains four wholly-owned special-purpose subsidiary trusts that issue trust preferred securities and three subsidiaries that operate in the mortgage and real estate areas. The information in the consolidated financial statements relates primarily to BNC. BNC is a full service commercial bank providing commercial banking services tailored to the particular banking needs of the communities it serves in North and South Carolina. BNC’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in BNC’s market areas.

The Parent Company is subject to the rules and regulations of the Federal Reserve Bank. BNC is operating under the Banking Laws of North Carolina, and is subject to the rules and regulations of the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation (“FDIC”). Accordingly, the Parent Company and BNC are examined periodically by those regulatory authorities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of the Parent Company and BNC, collectively referred to herein as the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those relating to the allowance for loan losses, determination of fair value of acquired assets and assumed liabilities, and valuation of goodwill and intangible assets.

Reclassifications

Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation. The reclassifications had no effect on net income, net income available to common shareholders or shareholders' equity as previously reported.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting. This method requires the use of fair values in determining the carrying values of the purchased assets and assumed liabilities, which are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Costs directly related to the business combinations are recorded as expense as incurred. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values become available.

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash and due from banks and interest-earning deposits in other banks.

Federal regulations require financial institutions to set aside a specified amount as a reserve against transaction accounts and time deposits. At December 31, 2012 and 2011, the Company’s reserve requirement was $17.9 million and $11.3 million, respectively.

Investment Securities

Investment securities are classified into one of three categories on the date of purchase and accounted for as follows: (1) debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of taxes, reported as other comprehensive income.

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Dividend and interest income are recognized when earned. Purchases and sales of investment securities are recorded at trade date, with realized gains and losses on sales determined using the specific identification method and included in non-interest income.

Our investment securities portfolio includes residential mortgage-backed securities and collateralized mortgage obligations. As the underlying collateral of each of these securities is comprised of a large number of similar residential mortgage loans for which prepayments are probable and the timing and amount of such prepayments can be reasonably estimated, we consider estimates of future principal prepayments of these underlying residential mortgage loans in the calculation of the constant effective yield used to apply the interest method for income recognition.

The Company evaluates each investment security in a loss position for other-than-temporary impairment (“OTTI”). The Company considers such factors as the length of time and the extent to which the market value has been below amortized cost, long term expectations and recent experience regarding principal and interest payments, intent to sell and whether it is more likely than not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis. The credit component of an OTTI loss is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income in situations where the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security prior to recovery.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), the Company is required to maintain an investment in the stock of the FHLB based upon the amount of outstanding FHLB borrowings. This stock does not have a readily determinable fair value and is carried at cost.

Loans and Leases

Originated Loans and Leases

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balances, adjusted for any charge-offs, unearned discounts, and unamortized fees and costs on originated loans. Interest income on loans is accrued and credited to income based upon the principal amount outstanding. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods that approximate the interest method.

The Company classifies all loans and leases past due when the payment of principal and/or interest based upon contractual terms is greater than 30 days delinquent. When commercial loans are placed on nonaccrual status as described below, a charge-off is recorded, as applicable, to decrease the carrying value of such loans to the estimated fair value of the collateral securing the loan. Consumer loans are placed on non-accrual status at a specified delinquency date consistent with regulatory guidelines. As such, consumer loans are subject to collateral valuation and charge-off, as applicable, when they are moved to nonaccrual status. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, while the accrual of interest income for consumer loans is discontinued when loans reach specific delinquency levels.

Acquired Loans

Acquired loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Loans acquired in Federal Depository Insurance Corporation (“FDIC”) assisted transactions and covered under Loss Share Agreements are referred to as “covered loans.”

Acquired loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. For purchased impaired loans, expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows after the acquisition date are recognized immediately through the provision for loan losses. For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans using a method that approximates the interest method.

Loans Held for Sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis and these loans are classified as loans held for sale. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate as determined by outstanding commitments from investors. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms. The Company recognizes certain origination and service fees at the time of sale, which are included as a component of non-interest income. The commitments to sell loans and the commitments to originate loans held-for-sale at a set interest rate, if originated, are considered derivatives under ASC Topic 815. The impact of the estimated fair value adjustment was not significant to the consolidated financial statements.

Nonperforming Loans

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

The Company uses several factors in determining if a loan is impaired. Internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status and the borrowers' financial data, cash flows, operating income or loss, and other factors. These discounted cash flow analyses incorporate adjustments to future cash flows that reflect management’s best estimate based on a combination of historical experience and management judgment.

Loans are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than ninety (90) days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than ninety (90) days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally, a minimum of six months) by the borrower in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When future collection of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Restructurings

Modifications to a borrower’s debt agreement are considered troubled debt restructurings (“restructurings”) if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Restructurings are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, modifications to the terms and conditions of the loan that fall outside of normal underwriting policies and procedures, or a combination of these modifications. Modifications of covered and other acquired loans that are part of a pool accounted for as a single asset are not considered restructurings. Restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower.

Allowance for Loan Losses

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

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. The Company concluded that its loan and lease portfolio comprises two portfolio segments; originated loans (which include purchased non-credit impaired loans) and purchased credit impaired loans. Originated loans include both commercial loans, which include commercial real estate, commercial construction, commercial and industrial and leases, and retail loans, which include residential construction, residential mortgage and consumer and other loans. The following provides a description of the Company’s accounting policies and methodologies related to each of its portfolio segments:

Originated Loans

All commercial and retail loans that are originated by the Company are assigned risk grades based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Loans with outstanding balance of $1 million or more, as well as all other loans included in such relationships, are reviewed on an annual basis. Loans with total funded exposure of $100,000 or more that are risk graded as Special Mention or worse, as well as credit relationships with total credit exposure of $250,000 or more that are risk graded Special Mention or worse, are reviewed on a quarterly basis. All other loans are reviewed annually or at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations. The Company establishes a specific reserve for each loan that has been deemed impaired, which include commercial loans 90 days or more past due, commercial non-accrual loans above $250,000, and commercial and retail restructurings above $500,000. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate, and/or the value of collateral. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less estimated costs to sell.

For acquired loans that are not deemed credit impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance, net of any expected reimbursement under any Loss Share Agreements, exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the economic life of the loans.

The Company also maintains reserves for collective impairment that reflect an estimate of losses related to non-impaired loans as of the balance sheet date, as well as impaired loans below the parameters described above for specific reserve. Embedded loss estimates are based on estimated migration rates, which are estimated based on historical experience, and current risk mix as indicated by the risk grading process described above. Embedded loss estimates may be adjusted to reflect current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and significant policy and underwriting changes.

Purchased Credit Impaired Loans

The allowance for loan and lease losses related to purchased credit impaired loans is based on an analysis that is performed each period to estimate the expected cash flows for each of the loan pools. To the extent that the expected cash flows of a loan pool have decreased since the acquisition date, the Company establishes an allowance for loan losses.

Other Real Estate Owned

Other real estate owned (“OREO”) acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at estimated fair value less cost of disposal at the date of foreclosure, establishing a new cost basis. When property is acquired, the excess, if any, of the loan balance over estimated fair value is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loan, foreclosure and other real estate owned expenses as a component of non-interest expense.

Certain OREO properties are subject to loss-sharing agreements with the FDIC and are labeled “covered” on the consolidated balance sheets.

FDIC Indemnification Asset

The FDIC indemnification asset is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should the Company choose to dispose of them. At acquisition date of an FDIC-assisted transaction, fair value is estimated using projected cash flows related to the loss-share agreements based on the expected reimbursements for losses and the applicable loss-sharing percentages and the estimated true-up payment at the expiration of the loss-share agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss-share reimbursement from the FDIC and the true-up payment to the FDIC. Cash flow projections resulting from the loss-share agreements are reviewed and updated prospectively as loss estimates related to both covered loans and covered other real estate owned change, including the existence of and amount of any required true-up payment owed to the FDIC.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, which are 40 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is subject to impairment tests on at least an annual basis or earlier whenever an event occurs indicating that goodwill may be impaired. Any impairment of goodwill or other intangibles will be recognized as an expense in the period of impairment. The Company completes the annual goodwill impairment test as of June 30 of each year and the test indicated there was no impairment of goodwill.

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

Derivatives

The Company accounts for derivative instruments in accordance with GAAP, which requires that derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met. The Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

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

Operating Segments

The Company’s operations are managed along two operating segments, consisting of banking operations and mortgage origination. While the chief operating decision maker uses financial information related to these segments to analyze business performance and allocate resources, the mortgage origination segment does not meet the quantitative threshold under GAAP to be considered a reportable segment. As such, these operating segments are aggregated into a single reportable operating segment in the Consolidated Financial Statements. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

Stock Compensation Plans

The Company follows the provisions of the authoritative guidance regarding share-based compensation. This guidance values share-based awards at the grant date fair value and recognizes the expense over the requisite service period.

Recently Adopted and Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This ASU is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, which addresses diversity in practice regarding the subsequent measurement of an indemnification asset in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. The amendments are effective for interim and annual reporting periods beginning on or after December 15, 2012 with early adoption permitted. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

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

In December 2011, the FASB released Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under this update, the Company will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The scope would include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements. This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position. The objective of this update is to support further convergence between U.S. GAAP and International Financial Reporting Standards. In January 2013, the FASB released ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under this update, the FASB limited the scope of ASU 2011-11 to items identified in the implementation guidance which include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting agreement. Both of these updates are effective for annual reporting periods beginning on or after January 1, 2013. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

NOTE 2 – ACQUISITIONS

Acquisition of First Trust Bank

On November 30, 2012, the Company completed the acquisition of First Trust Bank (“First Trust”), pursuant to an agreement and plan of merger dated June 4, 2012. First Trust operated three branches in Charlotte, North Carolina and will expand the BNC franchise in the metropolitan Charlotte market.

A summary of assets received and liabilities assumed for First Trust and the estimated fair value adjustments are as follows (dollars in thousands):

	November 30, 2012
	As recorded by	Fair value		As recorded
	First Trust	adjustments		by BNC
Assets
Cash and due from banks	$46,079	$-		$46,079
Investment securities available-for-sale	124,616	-		124,616
Federal Home Loan Bank stock, at cost	753	-		753
Loans	179,702	(9,820	)(1)	169,882
Premises and equipment	6,938	866	(2)	7,804
Accrued interest receivable	1,565	-		1,565
Other real estate owned	8,686	(535	)(3)	8,151
Core deposit intangible	-	1,826	(4)	1,826
Other assets	12,337	3,295	(5)	15,632
Total assets acquired	$380,676	$(4,368)		376,308
Liabilities
Deposits	$(323,139)	$(884	)(6)	(324,023)
Short-term borrowings	(7,899)	-		(7,899)
Other liabilities	(2,849)	-		(2,849)
Total liabilities assumed	$(333,887)	$(884)		(334,771)

Net assets acquired				41,537
Total consideration paid				36,565
Bargain purchase gain				$4,972

Explanation of fair value adjustments:

(1) -     Adjustment for the fair value of the acquired loan portfolio.

(2) -     Adjustment for fair value of acquired premises and equipment.

(3) -     Adjustment for the fair value of the acquired other real estate owned.

(4) -     Adjustment for the estimated value of the core deposit intangible.

(5) -     Adjustment for deferred tax asset recognized from acquisition.

(6) -     Adjustment for the estimated fair value of time deposits.

A summary of the consideration paid for First Trust is as follows (dollars in thousands):

Common stock issued (3,276,101 shares)	$26,177
Cash payments to First Trust stockholders	10,388
Total consideration paid	$36,565

Acquisition of KeySource Financial, Inc.

On September 14, 2012, the Company completed the acquisition of KeySource Financial, Inc. (“KeySource”), pursuant to an agreement and plan of merger dated December 21, 2011. KeySource operated one branch in Durham, North Carolina. The acquisition of KeySource expands and enhances the BNC franchise in the Raleigh-Durham market.

A summary of assets received and liabilities assumed for KeySource and the estimated fair value adjustments are as follows (dollars in thousands):

	September 14, 2012
	As recorded by	Fair value		As recorded
	KeySource	adjustments		by BNC
Assets
Cash and due from banks	$19,847	$-		$19,847
Investment securities available-for-sale	3,445	-		3,445
Federal Home Loan Bank stock, at cost	430	-		430
Loans	148,295	(8,690	)(1)	139,605
Premises and equipment	650	-		650
Accrued interest receivable	547	-		547
Other real estate owned	1,289	(150	)(2)	1,139
Core deposit intangible	-	621	(3)	621
Other assets	4,445	3,516	(4)	7,961
Total assets acquired	$178,948	$(4,703)		174,245
Liabilities
Deposits	$(151,553)	$(854	)(5)	(152,407)
Short-term borrowings	(780)	-		(780)
Long-term debt	(5,999)	(48	)(6)	(6,047)
Other liabilities	(1,754)	102		(1,652)
Total liabilities assumed	$(160,086)	$(800)		(160,886)

Net assets acquired				13,359
Total consideration paid				13,942
Goodwill				$583

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

Direct costs related to the First Trust and KeySource acquisitions of $1.2 million and $1.6 million, respectively, for the year ended December 31, 2012 were expensed as incurred. Direct costs include primarily severance costs, professional services, data processing fees, marketing and advertising and other non-interest expenses. None of the goodwill is deductible for tax purposes.

The following table presents financial information regarding the former First Trust and KeySource operations included in our Consolidated Statements of Income from the respective dates of acquisition through December 31, 2012 under the column “Actual from acquisition date through December 31, 2012”. These amounts do not include direct costs as explained above. In addition, the following table presents unaudited pro forma information as if the acquisitions of First Trust and KeySource had occurred on January 1, 2011 under the “Pro forma” columns. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Direct costs of $2.8 million related to the acquisitions that were incurred during the year ended December 31, 2012 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with First Trust and KeySource at the beginning of 2011. Cost savings are also not reflected in the unaudited pro forma amounts for the years ended December 31, 2012 and 2011.

	Actual from acquisition	Pro forma
	date through	Year Ended December 31,
	December 31, 2012	2012	2011

Net interest income	$4,649	$101,585	$94,845
Non-interest income	81	30,685	23,752
Net income	2,290	14,730	11,534
Net income available to common shareholders	2,290	12,326	9,130

Pro forma earnings per share:
Basic		$0.58	$0.59
Diluted		0.58	0.59

Acquisition of Branches from The Bank of Hampton Roads

On September 21, 2012, the Company acquired two branches of Gateway Bank & Trust Company located in Cary and Chapel Hill, North Carolina, respectively, which were owned and operated by The Bank of Hampton Roads (“BHR”). The estimated fair value of the assets acquired, which included cash, premises and equipment, and other assets, totaled $24.1 million, while the estimated fair value of liabilities assumed, which included deposits and other liabilities, totaled $24.5 million. BNC recorded approximately $400,000 of goodwill related to this acquisition. None of the goodwill is deductible for tax purposes. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, contractual term and/or useful life of the related assets and liabilities.

FDIC-Assisted Acquisition of Carolina Federal Savings Bank

On June 8, 2012, the Company acquired certain assets and liabilities of Carolina Federal Savings Bank, a federal thrift organized under the laws of the United States and headquartered in Charleston, South Carolina (“Carolina Federal”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver of Carolina Federal (the “Acquisition”), pursuant to a purchase and assumption agreement dated as of June 8, 2012 (the “Agreement”). Carolina Federal operated two branches in the Charleston market. There is no loss-sharing arrangement with the FDIC with respect to this transaction. The FDIC paid the Company an asset discount in the amount of $10.7 million at closing and the deposits were acquired without a premium.

A summary of the assets received and liabilities assumed from the FDIC for Carolina Federal and the estimated fair value adjustments are as follows (dollars in thousands):

	June 8, 2012
	As recorded by	Fair value		As recorded
	Carolina Federal	adjustments		by BNC
Assets
Cash and due from banks	$8,394	$-		$8,394
Federal Home Loan Bank stock, at cost	112	-		112
Loans	32,328	(2,862	)(1)	29,466
Accrued interest receivable	124	-		124
Core deposit intangible	-	93	(2)	93
Other assets	35	1,291	(3)	1,326
Total assets acquired	$40,993	$(1,478)		$39,515
Liabilities
Deposits	$(52,992)	$(148	)(4)	$(53,140)
Deferred tax liability	-	(2,981	)(5)	(2,981)
Other liabilities	(42)	-		(42)
Total liabilities assumed	(53,034)	(3,129)		(56,163)
Excess of liabilities assumed over assets acquired	$(12,041)

Aggregate fair value adjustments		$(4,607)

Cash received from the FDIC				21,400
Bargain purchase gain				$7,734

Explanation of fair value adjustments:

(1) -     Adjustment for the fair value of the acquired loan portfolio.

(2) -     Adjustment for the estimated value of the core deposit intangible.

(3) -     Adjustment for amount due to BNC from the FDIC.

(4) -     Adjustment for the estimated fair value of time deposits.

(5) -     Adjustment for the deferred tax liability from the acquisition gain.

Acquisition of Regent Bank, South Carolina

On December 30, 2011, the Company acquired Regent Bank, South Carolina (“Regent”) through the purchase of all of its outstanding capital stock from Regent Bancorp, Inc., a Florida corporation. Regent was a full-service, federal savings association headquartered in Greenville, South Carolina, servicing the Greenville area. The Company made this acquisition to enter into the Greenville, South Carolina market and to expand its geographic footprint in the Carolinas.

A summary of the assets received and liabilities assumed in the Regent acquisition and the estimated fair value adjustments are as follows (dollars in thousands):

A summary of the assets received and liabilities assumed in the Regent acquisition and the estimated fair value adjustments are as follows (dollars in thousands):

	December 30, 2011
	As recorded by	Fair value		As recorded
	Regent	adjustments		by BNC
Assets
Cash and due from banks	$14,782	$-		$14,782
Investment securities available-for-sale	962	-		962
Federal Home Loan Bank stock, at cost	85	-		85
Loans and loans held for sale	31,753	(19	)(1)	31,734
Premises and equipment, net	2,639	1,774	(2)	4,413
Accrued interest receivable	101	-		101
Core deposit intangible	-	270	(3)	270
Other assets	956	-		956
Total assets acquired	$51,278	$2,025		$53,303
Liabilities
Deposits	$(43,295)	$(70	)(4)	$(43,365)
Deferred tax liability	-	(8	)(5)	(8)
Other liabilities	(166)	-		(166)
Total liabilities assumed	(43,461)	(78)		(43,539)
Excess of assets acquired over liabilities assumed	$7,817

Aggregate fair value adjustments		$1,947

Cash paid to Regent Bancorp, Inc.				(9,750)
Bargain purchase gain				$22

Explanation of fair value adjustments:

(1) -     Adjustment for the fair value of the acquired loan portfolio.

(2) -     Adjustment for the fair value of premises and equipment acquired.

(3) -     Adjustment for the estimated value of the core deposit intangible.

(4) -     Adjustment for the estimated fair value of time deposits.

(5) -     Adjustment for the deferred tax liability from the acquisition gain.

Acquisition of Blue Ridge Savings Bank

On October 14, 2011, BNC acquired certain assets and assumed certain liabilities of Blue Ridge Savings Bank (“Blue Ridge”) from the FDIC in a FDIC-assisted transaction (the “Blue Ridge Agreement”). Blue Ridge was a banking association headquartered in Asheville, North Carolina that operated from nine branches in North Carolina and from one branch in South Carolina. The Company made this acquisition to enter into a new market outside the central North Carolina region and to allow the Company to further expand its geographic footprint throughout the Carolinas.

The loans and other real estate owned acquired as part of the Blue Ridge Agreement, are covered by two loss-share agreements between the FDIC and the Company (one for single family residential mortgage loans and the other for all other loans and other real estate owned), which affords BNC significant loss protection. Under the terms of the loss-share agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The term for the loss-share agreement for single family residential mortgage loans is in effect for 10 years and the loss-share agreement for all other loans and other real estate owned is in effect for 5 years from the October 14, 2011 acquisition date and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date.

A summary of the assets received and liabilities assumed in the Blue Ridge acquisition and the estimated fair value adjustments are as follows (dollars in thousands):

	October 14, 2011
	As recorded by	Fair value		As recorded
	Blue Ridge	adjustments		by BNC
Assets
Cash and due from banks	$24,716	$-		$24,716
Investment securities available-for-sale	2,850	-		2,850
Federal Home Loan Bank stock, at cost	391	-		391
Loans covered under loss-share agreements	89,482	(23,895	)(1)	65,587
Other real estate owned covered under loss-share agreements	50,368	(20,307	)(2)	30,061
FDIC indemnification asset	-	33,928	(3)	33,928
Accrued interest receivable	465	-		465
Core deposit intangible	-	817	(4)	817
Other assets	62	683	(5)	745
Total assets acquired	$168,334	$(8,774)		$159,560
Liabilities
Deposits	$(160,358)	$(255	)(6)	$(160,613)
Deferred tax liability	-	(2,998	)(7)	(2,998)
Other liabilities	(69)	-		(69)
Total liabilities assumed	(160,427)	(3,253)		(163,680)
Excess of assets acquired over liabilities assumed	$7,907

Aggregate fair value adjustments		$(12,027)

Cash received from the FDIC				8,900
Bargain purchase gain				$7,778

Explanation of fair value adjustments:

(1) -     Adjustment for the fair value of the acquired loan portfolio.

(2) -     Adjustment for the fair value of the acquired other real estate owned.

(3) -     Adjustment for the fair value of payments BNC will receive from the FDIC under loss-share agreements.

(4) -     Adjustment for the estimated value of the core deposit intangible.

(5) -     Adjustment for amount due to BNC from the FDIC.

(6) -     Adjustment for the estimated fair value of time deposits.

(7) -     Adjustment for the deferred tax liability from the acquisition gain.

The Company has determined the above noted acquisitions constitute a business combination as defined by FASB ASC Topic 805: Business Combinations (“ASC Topic 805”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The Company has recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with ASC Topic 805.

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

Conversion of Preferred Stock

On July 17, 2012, the Company’s shareholders approved, pursuant to NASDAQ Marketplace Rule 5635 and the terms of the Preferred Stock, the conversion of the Series C Preferred Stock into 6,168,965 shares of no par value Common Stock, and the conversion of the Series B-1 Preferred Stock into 4,187,647 shares of no par value Non-Voting Common Stock, in each case, at the conversion price of $7.00035. The conversion was effective on July 20, 2012.

On February 7, 2013, 1,804,566 shares of the Company’s Mandatorily Convertible Non-Voting Preferred Stock, Series B were converted into 1,804,566 shares of the Company’s non-voting common stock.

TARP Auction and Warrant Redemption

On December 5, 2008, as part of the U.S. Department of the Treasury’s (“Treasury”) Capital Purchase Program, the Company issued and sold 31,260 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and a warrant to purchase up to 543,337 shares of the Company’s common stock at an exercise price of $8.63 per share to the Treasury.  On August 29, 2012, the Treasury completed the auction and sale of its investment in the Company’s preferred stock to private investors.  The Company received no proceeds from the auction. On September 19, 2012, the Company repurchased the warrant from the Treasury for approximately $940,000. The warrant has been cancelled.

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

The Company's basic and diluted earnings per share calculations are presented in the following table (dollars in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010

Net income available to common shareholders	$8,049	$4,526	$5,530
Add: Convertible preferred stock dividends	361	361	180
Net income available to participating common shareholders	$8,410	$4,887	$5,710

Weighted average common shares - basic	15,790,448	9,073,024	8,273,566
Add: Effect of convertible preferred stock	1,804,566	1,804,566	988,803
Weighted average participating common shares - basic	17,595,014	10,877,590	9,262,369
Effects of dilutive Stock Rights	4,204	16,541	75,023
Weighted average participating common shares - diluted	17,599,218	10,894,131	9,337,392

Basic earnings per common share	$0.48	$0.45	$0.62
Diluted earnings per common share	$0.48	$0.45	$0.61

For the years ended December 31, 2012, 2011 and 2010, there were 428,536, 677,590 and 121,653 shares, respectively, of Stock Rights excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of December 31, 2012 and 2011 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
December 31, 2012:
Available-for-sale:
U.S. government agencies	$15,735	$660	$-	$16,395
State and municipals	213,679	11,359	1,152	223,886
Mortgage-backed securities:
Residential government sponsored	83,764	3,155	29	86,890
Other government sponsored	13,923	450	5	14,368
	$327,101	$15,624	$1,186	$341,539
Held-to-maturity:
State and municipals	$108,805	$4,576	$146	$113,235
Other debt securities	6,000	-	1,000	5,000
	$114,805	$4,576	$1,146	$118,235

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
December 31, 2011:
Available-for-sale:
U. S government agencies	$22,719	$482	$-	$23,201
State and municipals	152,688	7,996	128	160,556
Mortgage-backed securities:
Residential government sponsored	76,622	4,823	9	81,436
Other government sponsored	16,089	892	-	16,981
	$268,118	$14,193	$137	$282,174
Held-to-maturity:
State and municipals	$91,036	$446	$20	$91,462
Other debt securities	6,000	-	1,120	4,880
	$97,036	$446	$1,140	$96,342

During the year ended December 31, 2011, the Company reclassified, at fair value, $85.8 million of investment securities available-for-sale to the held-to-maturity category. The related unrealized after-tax gains of $3.2 million remained in accumulated other comprehensive income to be amortized over the estimated remaining life of the investment securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred investment securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate as the Company has the positive intent and ability to hold these investment securities to maturity.

The amortized cost and estimated fair value of investment securities at December 31, 2012, by contractual maturity, are shown below (dollars in thousands). The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized cost	Fair value

Available-for-sale:
Due in one year or less	$3,016	$3,079
Due after five through ten years	12,455	12,852
Due after ten years	311,630	325,608
	$327,101	$341,539
Held-to-maturity:
Due after one year through five years	$877	$888
Due after five through ten years	11,573	10,685
Due after ten years	102,355	106,662
	$114,805	$118,235

At December 31, 2012 and 2011, investment securities with an estimated fair value of approximately $175.1 million and $156.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following is a summary of realized gains and losses from the sales of investment securities classified as available-for-sale (dollars in thousands):

	For the years ended December 31,
	2012	2011	2010

Proceeds from sales	$117,381	$50,717	$77,148

Gross realized gains on sales	$3,117	$2,159	$799
Gross realized losses on sales	(91)	(957)	(264)
Total realized gains, net	$3,026	$1,202	$535

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2012 and December 31, 2011 (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012:	value	losses	value	losses	value	losses
Available-for-sale:
State and municipals	$75,551	$1,152	$-	$-	$75,551	$1,152
Mortgage-backed	22,465	34	-	-	22,465	34
	$98,016	$1,186	$-	$-	$98,016	$1,186

Held-to-maturity:
State and municipals	$10,301	$146	$-	$-	$10,301	$146
Other debt securities	-	-	3,000	1,000	3,000	1,000
	$10,301	$146	$3,000	$1,000	$13,301	$1,146

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011:	value	losses	value	losses	value	losses
Available-for-sale:
State and municipals	$7,559	$98	$2,289	$30	$9,848	$128
Mortgage-backed	6,232	9	-	-	6,232	9
	$13,791	$107	$2,289	$30	$16,080	$137

Held-to-maturity:
State and municipals	$4,149	$20	$-	$-	$4,149	$20
Other debt securities	-	-	4,880	1,120	4,880	1,120
	$4,149	$20	$4,880	$1,120	$9,029	$1,140

At December 31, 2012, the unrealized losses relate to 65 state and municipal securities, 23 mortgage-backed securities and two corporate debt securities. Of those, only the corporate debt securities were in a continuous unrealized loss position for more than twelve months. In determining if any credit losses were evident, the Company noted all of the state and municipal securities were investment grade as of December 31, 2012. The gross unrealized losses reported for mortgage-backed securities relate to investment securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation and the unrealized losses were primarily attributable to changes in interest rates and not due to the credit quality of the investment securities. The Company noted the issuers of the corporate debt securities are financially sound and well capitalized. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these debt securities before the anticipated recovery of the amortized costs basis and; therefore, does not consider them to be other-than-temporarily impaired at December 31, 2012.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans, including loans covered under loss-share agreements with the FDIC (“covered”) and loans not covered under loss-share agreements (“non-covered”) at December 31, 2012 and 2011 are summarized below (dollars in thousands):

	December 31, 2012			December 31, 2011
	Covered	Non-covered		Covered	Non-covered
	loans (1)	loans (2)	Total	loans (1)	loans (2)	Total

Commercial real estate	$114,757	$1,034,686	$1,149,443	$135,242	$722,826	$858,068
Commercial construction	33,447	183,747	217,194	51,426	175,710	227,136
Commercial and industrial	10,898	150,870	161,768	16,402	124,479	140,881
Leases	-	13,209	13,209	-	12,806	12,806
Total commercial	159,102	1,382,512	1,541,614	203,070	1,035,821	1,238,891
Residential construction	215	34,514	34,729	3,992	25,740	29,732
Residential mortgage	87,015	359,260	446,275	109,058	317,949	427,007
Consumer and other	2,598	10,042	12,640	3,913	9,940	13,853
	$248,930	$1,786,328	$2,035,258	$320,033	$1,389,450	$1,709,483

(1) The unpaid principal balance for covered loans was $272.7 million and $385.3 million at December 31, 2012 and 2011, respectively.

(2) Amount includes $347.2 million and $31.7 million of acquired, non-covered loans as of December 31, 2012 and 2011, respectively.

Unearned income and net deferred loan fees and costs totaled $1.4 million and $867,000 at December 31, 2012 and 2011, respectively.

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

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected. The changes in the carrying amount of covered acquired loans and accretable yield for loans receivable for the years ended December 31, 2012 and 2011 is as follows (dollars in thousands):

	2012		2011
	Accretable	Carrying	Accretable	Carrying
	yield	amount	yield	amount

Balance at beginning of period	$(8,387)	$320,033	$(13,009)	$309,342
Additions due to acquisitions	-	-	-	65,587
Reductions from payments and foreclosures, net	-	(74,998)	-	(62,573)
Reclasses from non-accretable to accretable yield	(8,403)	-	(3,055)	-
Accretion	3,895	3,895	7,677	7,677
Balance at end of period	$(12,895)	$248,930	$(8,387)	$320,033

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of ASC Topic 310-30: Loans and Debt Securities Acquired with Deteriorated Credit Quality. Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. Generally, the acquired loans that meet the Company’s definition for nonaccrual status fall within the definition of credit-impaired covered loans. The following table presents loans acquired during the year, at acquisition date, accounted for under ASC Topic 310-30 for the years ended December 31, 2012 and 2011, respectively (dollars in thousands):

	2012	2011
Contractually required payments receivable	$52,865	$34,823
Contractual cash flows not expected to be collected (nonaccretable)	(11,716)	(13,752)
Expected cash flows	41,149	21,071
Interest component of expected cash flows	(1,954)	(926)
Fair value of loans acquired	$39,195	$20,145

For the years ended December 31, 2012 and 2011, the acquisition date unpaid balance of loans acquired during 2012 and 2011 that did not have credit deterioration was $254.3 million and $90.8 million, respectively, with an estimated fair value of $240.8 million and $77.2 million, respectively. The discount of $13.5 million and $13.6 million for 2012 and 2011, respectively, will be amortized on a level-yield basis over the economic life of the loans.

The Company has the ability to borrow funds from the FHLB and from the Federal Reserve Bank. At December 31, 2012 and 2011, real estate loans with carrying values of $462.4 million and $496.3 million, respectively, were pledged to secure borrowing facilities from these institutions.

The Company has loan relationships with its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a summary of loans to executive officers, directors and their affiliates for the year ended December 31, 2012 (dollars in thousands):

Balance at beginning of year	$21,850
Additional borrowings	10,550
Loan repayments	(10,573)
Balance at end of year	$21,827

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis.   Each class of financing receivable detailed below is subject to risks that could have an adverse impact on the credit quality of the loan portfolio.

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

An analysis of the allowance for loan losses for the years ended December 31, 2012 and 2011 is as follows (dollars in thousands):

			Commercial
2012	Commercial real estate	Commercial construction	and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
Allowance for loan losses:
Balance January 1, 2012	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008
Charge-offs	(9,123)	(10,985)	(4,727)	-	(219)	(9,451)	(205)	(34,710)
Recoveries	753	1,467	324	-	126	862	14	3,546
Provision (a)	8,473	1,359	2,192	-	(13)	10,600	126	22,737
Increase in FDIC indemnification asset (a)	3,826	7,009	1,451	-	-	5,372	53	17,711
Balance December 31, 2012	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292

Ending balances:
Specific reserves:
Impaired loans	$578	$3,023	$4	$-	$2	$1,612	$-	$5,219
Purchase credit impaired loans	6,518	2,704	1,569	-	-	4,000	18	14,809
Total specific reserves	7,096	5,727	1,573	-	2	5,612	18	20,028
General reserves	8,622	4,080	2,005	18	591	4,829	119	20,264
Total	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292

Loans:
Ending balance:
Individually evaluated for impairment	$26,076	$19,367	$1,682	$-	$361	$16,850	$127	$64,463
Purchase credit impaired loans	121,983	34,666	12,397	-	5,741	68,273	2,590	245,650
Loans collectively evaluated for impairment	1,001,384	163,161	147,689	13,209	28,627	361,152	9,923	1,725,145
Total	$1,149,443	$217,194	$161,768	$13,209	$34,729	$446,275	$12,640	$2,035,258

(a)	The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $5.0 million for the year ended December 31, 2012. This resulted in an increase in the FDIC indemnification asset of $17.7 million for the year ended December 31, 2012, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loans portfolio of $22.7 million for the year ended December 31, 2012.

			Commercial
2011	Commercial real estate	Commercial construction	and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
Allowance for loan losses:
Balance January 1, 2011	$12,972	$4,525	$3,525	$33	$682	$2,867	$209	$24,813
Charge-offs	(6,144)	(8,123)	(1,215)	-	(943)	(5,478)	(60)	(21,963)
Recoveries	158	300	555	15	14	176	18	1,236
Provision	2,653	9,434	1,460	(30)	946	3,769	(18)	18,214
Increase in FDIC indemnification asset (a)	2,150	4,821	13	-	-	1,724	-	8,708
Balance December 31, 2011	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008

Ending balances:
Specific reserves:
Impaired loans	$1,899	$2,095	$1,340	$-	$-	$819	$12	$6,165
Purchase credit impaired loans	1,583	3,549	9	-	-	268	-	5,409
Total specific reserves	3,482	5,644	1,349	-	-	1,087	12	11,574
General reserves	8,307	5,313	2,989	18	699	1,971	137	19,434
Total	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008

Loans:
Ending balance:
Individually evaluated for impairment	$18,010	$23,679	$3,231	$-	$899	$12,955	$122	$58,896
Purchase credit impaired loans	119,903	46,506	16,201	-	1,763	87,727	3,685	275,785
Loans collectively evaluated for impairment	720,155	156,951	121,449	12,806	27,070	326,325	10,046	1,374,802
Total	$858,068	$227,136	$140,881	$12,806	$29,732	$427,007	$13,853	$1,709,483

(a)	The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $2.2 million. This resulted in an increase in the FDIC indemnification asset of $8.7 million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loan portfolio of $10.9 million.

The following presents information related to impaired loans, excluding purchased impaired loans, as of December 31, 2012 and 2011 (dollars in thousands):

				Impaired loans - with
	Impaired loans - with allowance			no allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
December 31, 2012:	investment	balance	allocated	investment	balance
Originated:
Commercial real estate	$7,918	$7,891	$562	$17,915	$17,867
Commercial construction	11,838	11,815	3,022	7,581	7,552
Commercial and industrial	99	99	1	1,352	1,351
Residential construction	362	361	2	-	-
Residential mortgage	10,772	10,755	1,526	4,801	4,788
Consumer and other	-	-	-	124	122
Total legacy	30,989	30,921	5,113	31,773	31,680
Acquired (non-covered):
Commercial real estate	500	800	16	248	256
Commercial and industrial	240	240	3	-	-
Residential mortgage	601	607	87	765	895
Consumer and other	-	-	-	5	5
Total acquired (non-covered)	1,341	1,647	106	1,018	1,156
Acquired (covered):
Commercial real estate	-	-	-	548	625
Commercial construction	-	-	-	530	561
Commercial and industrial	-	-	-	143	176
Residential mortgage	-	-	-	5,504	5,749
Total acquired (covered)	-	-	-	6,725	7,111
Total loans	$32,330	$32,568	$5,219	$39,516	$39,947

				Impaired loans - with
	Impaired loans - with allowance			no allowance
		Unpaid	Allowance for		Unpaid
	Recorded	principal	loan losses	Recorded	principal
December 31, 2011:	investment	balance	allocated	investment	balance
Originated:
Commercial real estate	$5,030	$5,010	$1,899	$13,027	$13,000
Commercial construction	10,604	10,563	2,095	13,171	13,116
Commercial and industrial	2,622	2,606	1,340	627	625
Residential construction	-	-	-	901	899
Residential mortgage	8,413	8,401	819	4,568	4,554
Consumer and other	122	122	12	-	-
Total legacy	26,791	26,702	6,165	32,294	32,194
Acquired (non-covered):
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential mortgage	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total acquired (non-covered)	-	-	-	-	-
Acquired (covered):
Total loans	$26,791	$26,702	$6,165	$32,294	$32,194

The following presents information related to the average recorded investment, excluding purchased impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012		2011
	Average	Interest	Average	Interest
	recorded	income	recorded	income
	investment	recognized	investment	recognized
Impaired loans with allowance:
Commercial real estate	$19,414	$2,376	$5,492	$135
Commercial construction	17,074	1,758	10,431	189
Commercial and industrial	1,923	177	582	28
Residential construction	272	18	273	12
Residential mortgage	13,955	952	6,214	126
Total impaired loans with allowance	$52,638	$5,281	$22,992	$490
Impaired loans with no allowance:
Commercial real estate	$22,673	$2,271	$11,762	$89
Commercial construction	19,708	3,042	15,558	215
Commercial and industrial	2,051	276	2,283	49
Residential construction	473	96	1,192	18
Residential mortgage	19,909	2,205	1,221	89
Consumer and other	202	18	3,387	-
Total impaired loans with no allowance	$65,016	$7,908	$35,403	$460

For the years ended December 31, 2012 and 2011, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. For the years ended December 31, 2012 and 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following presents an aging analysis of past due loans as of December 31, 2012 and 2011 (dollars in thousands):

			Greater
			than
	30-59 days	60-89 days	90 days		Total		Total
December 31, 2012:	past due	past due	past due	Nonaccrual	past due	Current	loans
Originated:
Commercial real estate	$731	$1,080	$-	$3,522	$5,333	$818,764	$824,097
Commercial construction	369	-	-	7,586	7,955	145,924	153,879
Commercial and industrial	243	8	-	1,121	1,372	123,040	124,412
Leases	-	-	-	-	-	13,209	13,209
Residential construction	-	-	-	-	-	21,704	21,704
Residential mortgage	1,205	2,133	-	7,356	10,694	282,037	292,731
Consumer and other	9	127	-	-	136	8,988	9,124
Total legacy	2,557	3,348	-	19,585	25,490	1,413,666	1,439,156
Acquired (non-covered):
Commercial real estate	2,036	2,655	-	1,179	5,870	204,719	210,589
Commercial construction	391	226	-	-	617	29,251	29,868
Commercial and industrial	113	2	-	248	363	26,095	26,458
Residential construction	136	-	-	-	136	12,674	12,810
Residential mortgage	960	182	-	1,425	2,567	63,962	66,529
Consumer and other	1	1	-	5	7	911	918
Total acquired (non-covered)	3,637	3,066	-	2,857	9,560	337,612	347,172
Acquired (covered):
Commercial real estate	5,257	84	-	12,730	18,071	96,686	114,757
Commercial construction	-	113	-	14,961	15,074	18,373	33,447
Commercial and industrial	55	-	-	1,170	1,225	9,673	10,898
Residential construction	-	-	-	-	-	215	215
Residential mortgage	3,593	352	-	18,057	22,002	65,013	87,015
Consumer and other	70	1	-	63	134	2,464	2,598
Total acquired (covered)	8,975	550	-	46,981	56,506	192,424	248,930
Total loans	$15,169	$6,964	$-	$69,423	$91,556	$1,943,702	$2,035,258

			Greater
			than
	30-59 days	60-89 days	90 days		Total		Total
December 31, 2011:	past due	past due	past due	Nonaccrual	past due	Current	loans
Originated:
Commercial real estate	$1,668	$-	$-	$6,197	$7,865	$702,515	$710,380
Commercial construction	1,068	99	-	6,562	7,729	166,695	174,424
Commercial and industrial	10	11	-	513	534	118,628	119,162
Leases	122	-	-	-	122	12,684	12,806
Residential construction	-	-	-	143	143	24,692	24,835
Residential mortgage	749	445	-	6,028	7,222	299,659	306,881
Consumer and other	18	-	-	-	18	9,170	9,188
Total originated	3,635	555	-	19,443	23,633	1,334,043	1,357,676
Acquired (non-covered):
Commercial real estate	-	-	-	-	-	12,446	12,446
Commercial construction	-	-	-	-	-	1,286	1,286
Commercial and industrial	-	-	-	-	-	5,317	5,317
Residential construction	-	-	-	-	-	905	905
Residential mortgage	-	-	-	-	-	11,068	11,068
Consumer and other	-	-	-	-	-	752	752
Total acquired (non-covered)	-	-	-	-	-	31,774	31,774
Acquired (covered):
Commercial real estate	6,297	1,515	858	19,692	28,362	106,880	135,242
Commercial construction	670	2,660	585	21,634	25,549	25,877	51,426
Commercial and industrial	54	19	14	2,619	2,706	13,696	16,402
Residential construction	-	-	-	1,584	1,584	2,408	3,992
Residential mortgage	1,455	667	3,943	22,234	28,299	80,759	109,058
Consumer and other	71	81	25	91	268	3,645	3,913
Total acquired (covered)	8,547	4,942	5,425	67,854	86,768	233,265	320,033
Total loans	$12,182	$5,497	$5,425	$87,297	$110,401	$1,599,082	$1,709,483

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

The following presents the recorded investment in the Company’s loans by credit quality indicator as of December 31, 2012 and 2011 (dollars in thousands):

		Pass	Special
December 31, 2012:	Total	credits	mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$824,097	$739,050	$39,562	$45,485	$-	$-
Commercial construction	153,879	115,996	18,088	19,795	-	-
Commercial and industrial	124,412	117,546	4,385	2,481	-	-
Leases	13,209	13,209	-	-	-	-
Residential construction	21,704	19,546	440	1,718	-	-
Residential mortgage	292,731	250,083	21,831	20,817	-	-
Consumer and other	9,124	8,760	320	44	-	-
Total legacy	1,439,156	1,264,190	84,626	90,340	-	-
Total acquired (non-covered):
Commercial real estate	210,589	192,016	6,993	11,080	500	-
Commercial construction	29,868	24,060	2,228	3,580	-	-
Commercial and industrial	26,458	24,491	1,401	326	-	240
Residential construction	12,810	7,086	176	5,548	-	-
Residential mortgage	66,529	57,965	4,445	4,119	-	-
Consumer and other	918	903	10	5	-	-
Total acquired (non-covered):	347,172	306,521	15,253	24,658	500	240
Acquired (covered):
Commercial real estate	114,757	69,401	19,744	14,960	10,642	10
Commercial construction	33,447	14,605	1,493	9,715	7,634	-
Commercial and industrial	10,898	6,251	2,745	1,118	784	-
Residential construction	215	16	199	-	-	-
Residential mortgage	87,015	46,039	17,069	11,956	11,808	143
Consumer and other	2,598	2,237	291	58	11	1
Total acquired (covered)	248,930	138,549	41,541	37,807	30,879	154
Total loans	$2,035,258	$1,709,260	$141,420	$152,805	$31,379	$394

		Pass	Special
December 31, 2011:	Total	credits	mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$710,380	$649,182	$17,558	$43,640	$-	$-
Commercial construction	174,424	132,942	7,358	34,124	-	-
Commercial and industrial	119,162	110,124	3,485	5,470	83	-
Leases	12,806	12,806	-	-	-	-
Residential construction	24,835	20,652	275	3,908	-	-
Residential mortgage	306,881	265,445	20,705	20,731	-	-
Consumer and other	9,188	8,586	432	170	-	-
Total legacy	1,357,676	1,199,737	49,813	108,043	83	-
Acquired (non-covered):
Commercial real estate	12,446	12,446	-	-	-	-
Commercial construction	1,286	1,286	-	-	-	-
Commercial and industrial	5,317	5,317	-	-	-	-
Residential construction	905	905	-	-	-	-
Residential mortgage	11,068	11,068	-	-	-	-
Consumer and other	752	752	-	-	-	-
Total acquired (non-covered)	31,774	31,774	-	-	-	-
Acquired (covered):
Commercial real estate	135,242	87,891	10,661	26,532	10,148	10
Commercial construction	51,426	17,497	3,856	13,360	16,621	92
Commercial and industrial	16,402	10,405	2,066	1,589	1,317	1,025
Residential construction	3,992	1,641	592	1,571	188	-
Residential mortgage	109,058	59,268	14,949	21,872	12,850	119
Consumer and other	3,913	3,574	98	226	13	2
Total acquired (covered)	320,033	180,276	32,222	65,150	41,137	1,248
Total loans	$1,709,483	$1,411,787	$82,035	$173,193	$41,220	$1,248

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

The following table provides a summary of loans modified as TDRs at December 31, 2012 and 2011 (dollars in thousands):

				Allowance for
			Total	loan losses
	Accrual	Nonaccrual	TDRs	allocated
December 31, 2012:
Commercial real estate	$16,010	$2,314	$18,324	$904
Commercial construction	11,420	1,030	12,450	1,960
Commercial and industrial	322	1,029	1,351	-
Residential mortgage	8,015	4,639	12,654	1,165
Consumer and other	122	11	133	-
Total modifications	$35,889	$9,023	$44,912	$4,029

				Allowance for
			Total	loan losses
	Accrual	Nonaccrual	TDRs	allocated
December 31, 2011:
Commercial real estate	$12,869	$1,694	$14,563	$584
Commercial construction	18,187	1,118	19,305	1,193
Commercial and industrial	2,718	-	2,718	1,203
Residential construction	755	-	755	-
Residential mortgage	6,864	1,989	8,853	590
Consumer and other	122	-	122	-
Total modifications	$41,515	$4,801	$46,316	$3,570

As of December 31, 2012 and 2011 the Company had no available commitments outstanding on TDRs.

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

Payment modification – A modification in which the principal and interest payment are lowered from the original contractual terms.

Combination modification – Any other type of modification, including the use of multiple categories above.

The following table presents new TDRs, by modification category, for the years ended December 31, 2012 and 2011 (dollars in thousands). All balances represent the recorded investment as of the end of the period in which the modification was made.

	2012
			Interest
	Rate	Term	only	Payment	Combination	Total
	modifications	modifications	modifications	modifications	modifications	modifications
Commercial real estate	$71	$1,374	$2,870	$-	$10,503	$14,818
Commercial construction	-	1,897	663	-	2,238	4,798
Commercial and industrial	-	31	-	-	290	321
Residential mortgage	-	-	2,679	829	2,726	6,234
Consumer and other	-	-	11	-	-	11
Total modifications	$71	$3,302	$6,223	$829	$15,757	$26,182
Total number of contracts	1	5	14	2	19	41

93

	2011
			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
Commercial real estate	$937	$656	$7,789	$4,126	$13,508
Commercial construction	1,888	52	12,192	4,174	18,306
Commercial and industrial	-	-	200	2,518	2,718
Residential construction	-	389	-	366	755
Residential mortgage	735	1,183	422	6,513	8,853
Consumer and other	-	3	122	-	125
Total modifications	$3,560	$2,283	$20,725	$17,697	$44,265
Total number of contracts	6	11	25	26	68

The following table summarizes the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred during the period (dollars in thousands). The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Number of	Year Ended
	contracts	December 31, 2012
Commercial real estate	2	$337
Commercial construction	2	-
Commercial and industrial	1	-
Residential mortgage	2	1,438

	Number of	Year Ended
	contracts	December 31, 2011
Commercial real estate	1	$381
Consumer and other	1	52

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity for the years ended December 31, 2012, 2011 and 2010 is summarized below (dollars in thousands):

	2012	2011	2010

Loans held for sale at December 31,	$57,414	$9,596	$6,751
Proceeds from sales of loans held for sale	274,925	91,942	101,059
Mortgage fees	6,169	2,230	1,583

NOTE 7 – FDIC INDEMNIFICATION ASSET

The FDIC indemnification asset activity for the years ended December 31, 2012 and 2011 is summarized as follows (dollars in thousands):

	2012	2011

Balance at beginning of period	$91,851	$69,493
Receivable from acquisitions	-	33,928
Accretion of present value discount, net	1,391	1,250
Post-acquisition adjustments	20,493	8,721
Receipt of payments from FDIC	(60,216)	(21,541)
Balance at end of period	$53,519	$91,851

The FDIC indemnification asset is measured separately from the related covered assets and is initially recorded at fair value. The fair value was estimated using projected cash flows related to the loss-share agreements based on the expected reimbursements for losses and the applicable loss-share percentages. Cash flow projections are reviewed and updated prospectively as loss estimates related to both covered loans and covered OREO change.

NOTE 8 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2012 and 2011 are summarized as follows (dollars in thousands):

	2012	2011
Land	$20,116	$10,723
Buildings and leasehold improvements	42,584	29,808
Furniture, fixtures and equipment	16,654	12,639
Construction in progress	474	841
Premises and equipment, gross	79,828	54,011
Less accumulated depreciation and amortization	(13,213)	(10,791)
Premises and equipment, net	$66,615	$43,220

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 amounted to $3.0 million, $2.2 million and $1.8 million, respectively.

The Company has entered into various noncancellable operating leases for land and buildings used in its operations that expire at various dates through 2026. Most of the leases contain renewal options. Certain leases provide for periodic rate negotiation or escalation. The leases generally provide for payment of property taxes, insurance and maintenance costs by the Company. Rental expense, including month-to-month leases, reported in non-interest expense was $2.4 million, $2.0 million, and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, future minimum rental commitments under noncancellable operating leases that have a remaining life in excess of one year are as follows (dollars in thousands):

2013	$2,060
2014	2,032
2015	1,720
2016	1,556
2017	1,380
Thereafter	5,615
Total	$14,363

NOTE 9 – DERIVATIVES

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

		December 31, 2012		December 31, 2011
	Notional	Balance Sheet		Balance Sheet
	Amount	location	Fair value	location	Fair value

Derivative designated as hedging instrument	$250,000	Other assets	$40	Other assets	$634

The Company has recorded a $6.3 million loss, net of tax, as accumulated other comprehensive income at December 31, 2012, and expects $5.5 million, net of tax, to be reclassified into earnings within the next 12 months. The following table presents the losses recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges (dollars in thousands, net of tax):

	Years Ended December 31,
	2012	2011	2010

Amount of net loss recorded in OCI (effective portion)	$364	$3,304	$10,377
Amount of net loss reclassified from OCI to earnings (1)	4,879	3,146	1,270

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income

The Company did not record any hedge ineffectiveness during 2012, 2011 and 2010.

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

Credit-Risk Related Contingent Features - The Company’s derivative instrument does not contain any credit-risk related contingent features.

NOTE 10 – DEPOSITS

At December 31, 2012, the scheduled maturities of time deposits are as follows (dollars in thousands):

	Less than $100,000	$100,000 and Greater	Total

2013	$295,740	$533,000	$828,740
2014	49,203	154,911	204,114
2015	15,328	48,205	63,533
2016	4,222	35,826	40,048
2017	4,603	13,165	17,768
Thereafter	78	5,334	5,412
Total	$369,174	$790,441	$1,159,615

NOTE 11 – GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets activity for the years ended December 31, 2012 and 2011 is as follows (dollars in thousands):

		Other
	Goodwill	Intangibles	Total
Balance at December 31, 2010	$26,129	$2,316	$28,445
Acquisitions	-	1,086	1,086
Amortization	-	(416)	(416)
Balance at December 31, 2011	26,129	2,986	29,115
Acquisitions	982	2,663	3,645
Amortization	-	(567)	(567)
Balance at December 31, 2012	$27,111	$5,082	$32,193

The goodwill acquired during the year ended December 31, 2012 was a result of the acquisitions of KeySource and the branches acquired from BHR. Footnote 2 to these consolidated financial statements provides additional information on the acquisitions.

The Company performed the required annual impairment test of goodwill as of June 30, 2012. The Company’s annual impairment test did not indicate impairment at any of the Company’s reporting units as of the testing date, and subsequent to that date, management is not aware of any events or changes in circumstances since the impairment test that would indicate that goodwill might be impaired.

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization, at December 31, (dollars in thousands):

	2012	2011

Gross carrying amount	$7,238	$4,575
Accumulated amortization	(2,156)	(1,589)
Net book value	$5,082	$2,986

During the years ended December 31, 2012, 2011, and 2010, the Company recorded amortization expense of $567,000, $416,000 and $372,000, respectively, related to other intangible assets. At December 31, 2012, the weighted-average remaining life of core deposit intangibles was 6.2 years.

The following table presents estimated amortization expense for other intangibles for the year ending December 31, (dollars in thousands):

2013	$1,033
2014	896
2015	830
2016	730
2017	592
Thereafter	1,001

NOTE 12 – SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2012 and 2011 consisted of the following (dollars in thousands):

	2012	2011
Repurchase agreements	$30,332	$8,631
Advances from FHLB	2,000	55,000
Federal funds purchased	50	300
Revolving line of credit	-	6,280
Total short-term borrowings	$32,382	$70,211

Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $55.0 million as of December 31, 2012. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

The Company had an unsecured revolving line of credit of up to $10.0 million with a bank, bearing interest at the prime rate with a floor of 5.00%, that matured on September 25, 2012. The outstanding balance at December 31, 2011 was $6.3 million.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At December 31, 2012, investment securities and commercial loans in the amounts of $3.9 million and $100.1 million, respectively, were assigned under these arrangements. As of December 31, 2012, the Company had approximately $84.4 million in additional borrowing capacity available under these arrangements with no outstanding balances.

Additional information on the Company’s short-term borrowings for the years indicated is as follows:

	As of / For Years Ended December 31,
	2012	2011	2010
Maximum outstanding at any month-end during the year	$40,149	$100,728	$104,175
Average outstanding balance	30,573	49,146	53,406
Average interest rate for the year	1.11%	0.99%	1.10%
Average interest rate at year end	0.51%	0.92%	0.74%

NOTE 13 – LONG-TERM DEBT

Long-term debt at December 31, 2012 and 2011 consisted of the following advances from the FHLB (dollars in thousands):

Maturity	Interest Rate	2012	2011
December 2014	3.62%	$2,000	$2,000
December 2014	3.87%	15,000	15,000
September 2017	3.73%	10,000	10,000
September 2017	3.66%	10,000	10,000
January 2018	2.15%	15,000	15,000
January 2018	2.27%	10,000	10,000
Total		$62,000	$62,000

The above advances have been made against a $292.7 million line of credit secured by real estate loans in the amount of $362.2 million and investment securities with a fair value of $25.6 million as of December 31, 2012. The weighted average rate for advances outstanding at December 31, 2012 and 2011, respectively, was 3.13%.

A description of the junior subordinated debentures outstanding at December 31, 2012 and 2011 is as follows (dollars in thousands):

	Date of		Shares	Interest	Maturity		Principal amount
	issuance		issued	rate	date		2012	2011

Bank of North Carolina	6/7/2005		8,000	Libor plus 1.80%	7/7/2015	(1)	$-	$8,000

BNC Bancorp	9/14/2012	(2)	2,435	8.00% fixed	6/30/2020		2,460	-

BNC Bancorp Capital Trust I	4/3/2003		5,000	Libor plus 3.25%	4/15/2033		5,155	5,155

BNC Bancorp Capital Trust II	3/11/2004		6,000	Libor plus 2.80%	4/7/2034		6,186	6,186

BNC Capital Trust III	9/23/2004		5,000	Libor plus 2.40%	9/23/2034		5,155	5,155

BNC Capital Trust IV	9/27/2006		7,000	Libor plus 1.70%	12/31/2036		7,217	7,217
Total							$26,173	$31,713

(1)  Bank of North Carolina exercised its call option on October 7, 2012.

(2)  This subordinated debt obligation was assumed in the purchase of KeySource on September 14, 2012.

The junior subordinated debentures issued by BNC are classified as Tier II capital for regulatory purposes. The junior subordinated debentures issued by the trusts currently qualify as Tier I capital for the Company, subject to certain limitations, and constitute a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities. At December 31, 2012 and 2011, the Company had $713,000 of equity investment in the above wholly-owned Capital Trusts and is included in other assets in the accompanying consolidated balance sheets. The weighted average rate for the junior subordinated debentures outstanding for the years ending December 31, 2012 and 2011 was 3.41% and 2.71%, respectively.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The balances in accumulated other comprehensive income at December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	2011

Unrealized holding gains – investment securities available-for-sale, net of tax	$8,872	$8,637
Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity, net of tax	2,881	3,211
Unrealized holding losses – cash flow hedge instruments, net of tax	(6,324)	(10,838)
Total accumulated other comprehensive income	$5,429	$1,010

NOTE 15 - FAIR VALUE MEASUREMENT

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

Investment Securities Available-for-Sale – The fair value of our investment securities available-for-sale are determined by a third-party pricing service. The valuations provided by the third-party pricing service are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers and reference data obtained from market research publications. The valuation of mortgage-backed securities also includes new issue data, monthly payment information and “To Be Announced” prices. The valuation of state and municipal securities also include the use of material event notices. We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness. At least annually, we will validate prices supplied by the independent pricing service by comparing to prices obtained from a second third-party source. The Company classifies these investment securities as Level 2 valuation.

Derivative Assets and Liabilities – The values of derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivative instruments held or issued for risk management purposes as Level 2 valuation.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Assets
	measured at	Fair value measured using
Description	fair value	Level 1	Level 2	Level 3
At December 31, 2012:
Investment securities available-for-sale:
U.S. government agencies	$16,395	$-	$16,395	$-
State and municipals	223,886	-	223,886	-
Mortgage-backed securities:
Residential government sponsored	86,890	-	86,890	-
Other government sponsored	14,368	-	14,368	-
Total investment securities available-for-sale	341,539	-	341,539	-
Interest rate cap	40	-	40	-
Total assets measured at fair value on a recurring basis	$341,579	$-	$341,579	$-

At December 31, 2011:
Investment securities available-for-sale:
U.S. government agencies	$23,201	$-	$23,201	$-
State and municipals	160,556	-	160,556	-
Mortgage-backed securities:
Residential government sponsored	81,436	-	81,436	-
Other government sponsored	16,981	-	16,981	-
Total investment securities available-for-sale	282,174	-	282,174	-
Interest rate cap	634	-	634	-
Total assets measured at fair value on a recurring basis	$282,808	$-	$282,808	$-

Fair Value on a Nonrecurring Basis. The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.

Loans Held for Sale – Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2 valuation.

Impaired Loans – The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that nonaccrual loans and loans that have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans, which the Company classifies as a Level 3 valuation.

Other Real Estate Owned – Other real estate owned is initially recorded at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Assets
	measured at	Fair value measured using
Description	fair value	Level 1	Level 2	Level 3
December 31, 2012:
Loans held for sale	$57,414	$-	$57,414	$-
Impaired loans	332,817	-	-	332,817
Other real estate owned	51,913	-	-	51,913
Total assets measured at fair value on a nonrecurring basis	$442,144	$-	$57,414	$384,730

December 31, 2011:
Loans held for sale	$9,596	$-	$9,596	$-
Impaired loans	323,107	-	-	323,107
Other real estate owned	68,504	-	-	68,504
Total assets measured at fair value on a nonrecurring basis	$401,207	$-	$9,596	$391,611

Goodwill and other intangible assets are subject to impairment testing. When appropriate, a projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets as Level 3 valuation. At December 31, 2012 and 2011, there were no fair value adjustments related to $27.1 million and $26.1 million of goodwill, respectively, and other intangible assets of $5.1 million and $3.0 million, respectively.

Below is a table that presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis during the three months ended December 31, 2012 (dollars in thousands):

	Fair value at	Valuation		Range of
Description	December 31, 2012	methodology	Unobservable inputs	inputs

Impaired loans	$332,817	Appraised value	Discounts to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$51,913	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows (dollars in thousands):

	December 31, 2012
	Carrying	Estimated
	value	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$234,071	$234,071	$234,071	$-	$-
Investment securities available-for-sale	341,539	341,539	-	341,539	-
Investment securities held-to-maturity	114,805	118,235	-	118,235	-
Federal Home Loan Bank stock	7,604	7,604	-	7,604	-
Loans held for sale	57,414	57,414	-	57,414	-
Loans receivable, net	1,994,966	1,976,745	-	1,643,928	332,817
Accrued interest receivable	11,363	11,363	-	11,363	-
FDIC indemnification asset	53,519	53,519	-	-	53,519
Investment in bank-owned life insurance	70,756	70,756	-	70,756	-
Interest rate cap derivative	40	40	-	40	-
Financial liabilities:
Demand deposits and savings	$1,496,694	$1,496,694	$-	$1,496,694	$-
Time deposits	1,159,615	1,170,560	-	1,170,560	-
Short-term borrowings	32,382	32,382	-	32,382	-
Long-term debt	88,173	83,292	-	83,292	-
Accrued interest payable	2,158	2,158	-	2,158	-

	December 31, 2011
	Carrying	Estimated
	value	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$55,829	$55,829	$55,829	$-	$-
Investment securities available-for-sale	282,174	282,174	-	282,174	-
Investment securities held-to-maturity	97,036	96,342	-	96,342	-
Federal Home Loan Bank stock	9,159	9,159	-	9,159	-
Loans held for sale	9,596	9,596	-	9,596	-
Loans receivable, net	1,678,475	1,670,586	-	1,347,479	323,107
Accrued interest receivable	10,174	10,174	-	10,174	-
FDIC indemnification asset	91,851	91,851	-	-	91,851
Investment in bank-owned life insurance	48,294	48,294	-	48,294	-
Interest rate cap derivative	634	634	-	634	-
Financial liabilities:
Demand deposits and savings	$1,055,090	$1,055,090	$-	$1,055,090	$-
Time deposits	1,063,097	1,080,175	-	1,080,175	-
Short-term borrowings	70,211	70,211	-	70,211	-
Long-term debt	93,713	86,144	-	86,144	-
Accrued interest payable	1,379	1,379	-	1,379	-

The following methods and assumptions were used to estimate the fair value of financial instruments that have not been previously discussed:

Cash and cash equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair value of those assets.

Investment securities held-to-maturity - The fair value of our investment securities held-to-maturity are determined by a third-party pricing service. The valuations provided by the third-party pricing service for state and municipal securities are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers and the use of material event notices.

We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness. At least annually, we will validate prices supplied by the independent pricing service by comparing to prices obtained from a second third-party source.

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

NOTE 16 – REGULATORY CAPITAL REQUIREMENTS

BNC, as a North Carolina banking corporation, may pay cash dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.

The Parent Company and BNC are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of BNC’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. BNC’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2012, the most recent notification from the FDIC categorized BNC as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized BNC must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed BNC’s category. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and BNC to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2012 and 2011, BNC met its capital adequacy requirements as set forth below (dollars in thousands):

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
As of December 31, 2012:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$293,244	13.91%	$168,705	8.00%	$210,882	10.00%
Tier 1 capital (to risk weighted assets)	269,192	12.77%	84,353	4.00%	126,529	6.00%
Tier 1 capital (to average assets)	269,192	9.71%	110,900	4.00%	138,625	5.00%

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
As of December 31, 2011:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$187,246	11.51%	$130,089	8.00%	$162,612	10.00%
Tier 1 capital (to risk weighted assets)	162,404	9.99%	65,045	4.00%	97,567	6.00%
Tier 1 capital (to average assets)	162,404	7.38%	88,025	4.00%	110,031	5.00%

The Company is also subject to these capital requirements. At December 31, 2012 and 2011, the Company’s capital amounts are as follows:

	2012	2011
Total capital to risk-weighted assets	13.80%	11.19%
Tier 1 capital to risk-weighted assets	12.67%	9.65%
Tier 1 capital to average assets	9.65%	7.13%

NOTE 17 – INCOME TAXES

Provisions for income tax are summarized as follows for the years ended December 31, 2012, 2011 and 2010, respectively (dollars in thousands):

	2012	2011	2010
Current income tax provision (benefit):
Federal	$(140)	$581	$451
State	350	742	362
Total current income tax provision	210	1,323	813
Deferred income tax provision (benefit):
Federal	(2,244)	(2,821)	(1,330)
State	334	(285)	313
Total deferred income tax provision	(1,910)	(3,106)	(1,017)
Total income tax benefit	$(1,700)	$(1,783)	$(204)

The difference between income tax expense (benefit) and the amount computed by applying a statutory income tax rate of 34% was as follows for the years ended December 31, 2012, 2011 and 2010, respectively (dollars in thousands):

	2012	2011	2010

Tax at statutory federal tax rate	$2,976	$1,750	$2,557

State income tax, net of federal benefit	451	301	445
Tax exempt interest income	(3,241)	(3,306)	(3,029)
Income from life insurance	(601)	(546)	(281)
Gain on acquisition	(1,690)	-	-
Other	405	18	104
Total income tax benefit	$(1,700)	$(1,783)	$(204)

Significant components of deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011
Deferred income tax assets:
Allowance for loan losses	$10,841	$11,767
Net operating loss carryforwards	6,975	1,182
Deferred compensation	2,112	1,986
Unrealized loss on interest rate cap	3,662	6,495
Other real estate owned writedowns	3,481	2,778
AMT credit carryforward	3,323	3,184
Interest on nonaccrual loans	113	358
Stock-based compensation	522	255
Fair value adjustments from acquisitions	8,672	-
Other	922	1,105
Total deferred income tax assets	$40,623	$29,110

Deferred income tax liabilities:
Premises and equipment	$1,932	$876
Leasing activities	486	639
Unrealized gains on securities	7,373	7,433
Core deposit intangibles	1,755	409
FDIC acquisitions	7,494	7,928
Other	1,934	231
Total deferred income tax liabilities	20,974	17,516
Net deferred income tax asset included in other assets	$19,649	$11,594

It is management's opinion that realization of the net deferred tax asset is more likely than not based on the Company's history of taxable income and estimates of future taxable income.

At December 31, 2012, the Company had net operating loss carryforwards of approximately $18.0 million available to offset future taxable income, expiring in 2030. The Company also has net operating loss carryforwards of approximately $649,000, which were acquired in the merger of Independence Bank in 2002. These loss carryforwards expire at various dates through 2022.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company did not have an accrual for uncertain tax positions at December 31, 2012 or 2011.

We are subject to routine audits of our tax returns by the Internal Revenue Service and various state taxing authorities. With few exceptions, we are no longer subject to Federal and state income tax examinations by tax authorities for years before 2009. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

NOTE 18 – OFF-BALANCE SHEET RISK

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

At December 31, 2012 and 2011, the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk are as follows (dollars in thousands):

	December 31,	December 31,
	2012	2011

Commitments under unfunded loans and lines of credit	$272,308	$199,430
Letters of credit	12,172	13,122
Unused credit card lines	4,536	5,827
Commitments to sell loans held for sale	57,414	9,596

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no proceedings expected to have a material adverse effect on the financial statements of the Company. As a result of the Company’s FDIC-assisted acquisition activity, the Company has pending litigation as a result of the Beach First acquisition and could have potential litigation from the Blue Ridge and Carolina Federal acquisitions. Any resulting losses from these proceedings are covered by the terms of the FDIC’s loss-share indemnification agreement.

NOTE 19 – EMPLOYEE BENEFITS

During 2004, the Company adopted, with shareholder approval, the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). The Compensation Committee may grant or award eligible participants options, rights to receive restricted shares of common stock, and or stock appreciation rights (collectively referred to herein as “Rights”). On June 15, 2010, the shareholders approved Amendment No. 1 to the Plan which provided an additional 400,000 shares of the Company’s common stock underlying rights which may be granted pursuant to the plan. At December 31, 2012, the Company had 281,841 grants of Rights issued and 198,561 Rights available for grants or awards under the Omnibus Plan.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. There were no grants of options during the years ended December 31, 2012 and 2011.

On September 14, 2012, the Company merged with KeySource and assumed all of the outstanding and unexercised stock options from KeySource’s non-statutory and incentive stock option plans. As a result, 328,821 fully vested shares were assumed at a weighted average exercise price of $11.04 per share, with a remaining contractual term of 4.86 years. At December 31, 2012, the Company had 308,821 grants of Rights issued and 35,607 Rights available for issuance related to these plans.

A summary of stock option activity for the year ended December 31, 2012 is presented below (dollars in thousands, except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2011	195,125	$10.19
Assumed in merger	328,821	11.04
Exercised	(48,092)	5.95
Forfeited or expired	(38,915)	9.93
Outstanding at December 31, 2012	436,939	$11.32	4.2 years	$12
Exercisable at December 31, 2012	428,515	$11.37	4.1 years	$10
Share options expected to vest	8,424	$8.58	6.9 years	$3

The related compensation expense recognized for stock option awards for the years ended December 31, 2012, 2011 and 2010 was $69,000, $14,000 and $13,000, respectively. Included in the 2012 amount was $55,000 of additional compensation expense related to the excess fair value of the stock options assumed from KeySource. As of December 31, 2012, there was $16,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 0.94 years. For the years ended December 31, 2012, 2011 and 2010 the intrinsic value of options exercised amounted to $85,000, $1,000, and $3,000, respectively, and the grant-date fair value of options vested amounted to $326,000, $14,000 and $9,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2012, 2011 and 2010 was $286,000, $52,000 and $5,000, respectively. The actual tax benefit realized for tax deductions from option exercise of the share-based payment arrangements totaled $17,000, $0, and $1,000, respectively, for the years ended December 31, 2012, 2011 and 2010.

Restricted Stock Awards. A summary of the activity of the Company’s non-vested stock awards during the year ended December 31, 2012 is presented below (dollars in thousands, except per share data):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2011	70,124	$7.42
Granted	136,679	7.96
Vested	(31,655)	8.39
Forfeited	(21,425)	7.22
Non-vested at December 31, 2012	153,723	$7.73

The Company measures the fair value of restricted shares based on the price of BNC’s common stock on the grant date and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the years ended December 31, 2012, 2011 and 2010 was $460,000, $359,000 and $234,000, respectively. As of December 31, 2012, there was $827,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.60 years. The grant-date fair value of restricted stock grants vested during 2012, 2011 and 2010 was $265,000, $95,000 and $89,000, respectively.

Qualified Profit Sharing 401(k) Plan - The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. The Company matches 50% of the employee contributions up to 6% of the participant's compensation. The plan provides that employees' contributions are 100% vested at all times, and the Company's contributions vest at 20% each year after the second year of service. The expense related to the plan for the years ended December 31, 2012, 2011 and 2010 was $807,000, $578,000 and $463,000, respectively.

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

Director and Executive Officer Benefit Plans - The Company has Salary Continuation Agreements and supplemental retirement benefits with its chief executive officer and certain other officers. The Salary Continuation Agreements provide for lifetime benefits to be paid to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions for the years ended December 31, 2012, 2011 and 2010 totaled $605,000, $657,000 and $810,000, respectively, were expensed for future benefits to be provided under these benefit plans. The corresponding liability related to these benefit plans was $6.1 million and $5.7 million as of December 31, 2012 and 2011, respectively.

The Company also has a deferred compensation plan for its directors.  Expense provided under the plan totaled $500,000, $530,000 and $654,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose.  At December 31, 2012 and 2011, the trust held 337,673 and 261,043 shares of Company common stock, respectively.

NOTE 20 – PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of the Parent Company as of and for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

CONDENSED BALANCE SHEETS

December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011

Assets
Cash and due from banks	$11,103	$812
Investment in bank subsidiary	306,815	192,257
Other assets	1,336	1,349
Total assets	$319,254	$194,418

Liabilities and Shareholders' Equity
Other liabilities	$10,837	$570
Short-term borrowings	-	6,280
Long-term debt	26,173	23,713
Total liabilities	37,010	30,563

Shareholders' Equity:
Series A, Fixed Rate Cumulative Perpetual Preferred stock	30,717	30,237
Series B, Mandatorily Convertible Non-Voting Preferred stock	17,161	17,161
Common stock, no par value	157,541	87,421
Common stock, non-voting, no par value	40,688	-
Common stock warrant	-	2,412
Retained earnings	30,708	25,614
Stock in directors rabbi trust	(3,090)	(2,505)
Directors deferred fees obligation	3,090	2,505
Accumulated other comprehensive income	5,429	1,010
Total shareholders' equity	282,244	163,855
Total liabilities and shareholders' equity	$319,254	$194,418

CONDENSED STATEMENTS OF INCOME

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Dividends from bank subsidiary	$3,675	$2,100	$750
Equity in undistributed earnings of bank subsidiary	8,094	5,427	8,151
Other income	626	637	134
Interest expense	939	968	1,116
Other expense	1,003	266	193
Total net income	$10,453	$6,930	$7,726

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Operating activities
Net income	$10,453	$6,930	$7,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of bank subsidiary	(8,094)	(5,427)	(8,151)
Amortization	11	11	11
(Increase) decrease in other assets	2	7	(9)
Increase (decrease) in other liabilities	10,267	(362)	12
Net cash provided by (used in) operating activities	12,639	1,159	(411)
Investing activities
Net cash used in investment in subsidiaries	(61,397)	-	(17,700)
Financing activities
Proceeds (repayments) on short-term borrowings	(6,280)	3,025	(12,244)
Proceeds on long-term debt	2,460	-	-
Proceeds from issuance of preferred stock	68,308	-	17,161
Proceeds from issuance of common stock	-	-	16,122
Redemption of common stock warrant	(940)	-	-
Proceeds from exercise of stock options	138	52	5
Tax benefit from exercise of stock options, net	17	-	1
Common stock issued pursuant to dividend reinvestment plan	225	205	39
Cash dividends paid, net of accretion	(4,879)	(3,737)	(3,380)
Net cash provided by (used in) financing activities	59,049	(455)	17,704
Net increase (decrease) in cash and cash equivalents	10,291	704	(407)
Cash and cash equivalents, beginning of period	812	108	515
Cash and cash equivalents, end of period	$11,103	$812	108

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers. The information concerning our directors and named executive officers required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act by our directors, officers, and ten percent shareholders required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees, including its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of our Code of Business Conduct and Ethics adopted by our Board of Directors may be found on BNC’s website: www.bncbancorp.com.

In the event that we make any amendment to, or grant any waivers of, a provision of its Code of Business Conduct and Ethics that applies to the principal executive officer or senior financial officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver by filing a Form 8-K with the SEC.

The information regarding our Nominating and Corporate Governance Committee and Audit Committee required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning compensation and other matters required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

The information required to be disclosed under Item 201(d) of Regulation S-K is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements of BNC Bancorp are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated Balance Sheets — December 31, 2012 and 2011

Consolidated Statements of Income — Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income — Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders‘ Equity — Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows — Years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements — Years ended December 31, 2012, 2011 and 2010

(a)(2)	List of Financial Schedules

All schedules are omitted because they are not applicable or because the required information is shown under Item 8 — Financial Statements and Supplementary Data.

(a)(3)	Exhibits

The list of exhibits filed as a part of this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNC BANCORP

Date: March 18, 2013	By:	/s/ W. Swope Montgomery, Jr.
W. Swope Montgomery, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ W. Swope Montgomery, Jr.	President, Chief Executive	March 18, 2013
W. Swope Montgomery, Jr.	Officer and Director

/s/ David B. Spencer	Executive Vice President, and	March 18, 2013
David B. Spencer	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ Richard D. Callicutt II	Executive Vice President, Chief	March 18, 2013
Richard D. Callicutt II	Operating Officer and Director

/s/ Lenin J. Peters, M.D.	Director	March 18, 2013
Lenin J. Peters, M.D.

/s/ Thomas R. Smith, CPA	Director	March 18, 2013
Thomas R. Smith, CPA

/s/ Larry L. Callahan	Director	March 18, 2013
Larry L. Callahan

/s/ Joseph M. Coltrane, Jr.	Director	March 18, 2013
Joseph M. Coltrane, Jr.

/s/ Charles T. Hagan III	Director	March 18, 2013
Charles T. Hagan III

/s/ G. Kennedy Thompson	Director	March 18, 2013
G. Kennedy Thompson

/s/ Thomas R. Sloan	Director	March 18, 2013
Thomas R. Sloan

/s/ Robert A. Team, Jr.	Director	March 18, 2013
Robert A. Team, Jr.

/s/ D. Vann Williford	Director	March 18, 2013
D. Vann Williford

/s/ Richard F. Wood	Director	March 18, 2013
Richard F. Wood

/s/ James T. Bolt, Jr.	Director	March 18, 2013
James T. Bolt, Jr.

/s/ Elaine M. Lyerly	Director	March 18, 2013
Elaine M. Lyerly

/s/ John S. Ramsey, Jr.	Director	March 18, 2013
John S. Ramsey, Jr.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, receiver of Carolina Federal Savings Bank, Charleston, South Carolina, Federal Deposit Insurance Corporation and Bank of North Carolina, dated as of June 8, 2012, incorporated by reference to Exhibit 2.1 to the form 8-K filed with the SEC on June 14, 2012

2.2	Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, receiver of Beach First National Bank, Myrtle Beach, South Carolina, Federal Deposit Insurance Corporation and Bank of North Carolina, dated as of April 9, 2010, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on April 15, 2010

2.3	Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, receiver of Blue Ridge Savings Bank, Inc., Asheville, North Carolina, Federal Deposit Insurance Corporation and Bank of North Carolina, dated as of October 14, 2011, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on October 19, 2011

2.4	Agreement and Plan of Merger by and between KeySource Financial, Inc. and the Registrant, dated as of December 21, 2011, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on December 28, 2011

2.5	First Amendment to Agreement and Plan of Merger between KeySource Financial Inc. and the Registrant, dated July 9, 2012, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on July 12, 2012

2.6	Agreement and Plan of Merger, dated as of June 4, 2012, by and among First Trust Bank, the Registrant and Bank of North Carolina, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on June 6, 2012

2.7	Purchase and Assumption Agreement dated April 27, 2012, by and between The Bank of Hampton Roads and the Bank of North Carolina, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 1, 2012

3.1	Articles of Incorporation, incorporated by reference to Exhibit (3)(i) to the Form 8-K filed with the SEC on December 18, 2002

3.2	Articles of Amendment, dated December 2, 2008, regarding the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on December 8, 2008

3.3	Articles of Amendment, dated June 14, 2010, regarding the Mandatorily Convertible Non-Voting Preferred Stock, Series B, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on June 18, 2010

3.4	Articles of Amendment, dated February 7, 2013, regarding the Mandatorily Convertible Non-Voting Preferred Stock, Series B, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on February 11, 2013

3.5	Articles of Amendment dated May 22, 2012, regarding the non-voting common stock, incorporated by reference to Exhibit 3.4 to the Form S-4/A filed with the SEC on July 2, 2012

3.6	Bylaws, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on December 18, 2002

4.1	Form of Common Stock Certificate (Voting), incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on August 27, 2012

4.2	Form of Stock Certificate for the Non-Voting Common Stock, incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on August 27, 2012

4.3	Form of Stock Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock Series A, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with August 27, 2012

4.4	Form of Stock Certificate for the Series B Preferred Stock, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 18, 2010

4.5	Warrant to Purchase Common Stock, dated December 5, 2008, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on December 8, 2008

4.6	Warrant Repurchase Agreement dated September 19, 2012, between the Registrant and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 20, 2012

10.1	Amended Employment Agreement dated December 18, 2007, by and among W. Swope Montgomery, Jr., the Registrant and Bank of North Carolina, incorporated by reference to Exhibit 10.I.A to the Form 8-K filed with the SEC on December 27,2007 *

10.2	Amendment to Amended Employment Agreement dated December 18, 2012, by and among W. Swope Montgomery, Jr., the Registrant and Bank of North Carolina *

10.3	Amended Employment Agreement dated December 18, 2007, by and among Richard D. Callicutt II, the Registrant and Bank of North Carolina, incorporated by reference to Exhibit 10.I.B to the Form 8-K filed with the SEC on December 27, 2007 *

10.4	Amendment to Amended Employment Agreement dated December 18, 2012, by and among Richard D. Callicutt II, the Registrant and Bank of North Carolina

10.5	Amended Employment Agreement dated December 18, 2007, by and among David B. Spencer, the Registrant and Bank of North Carolina, incorporated by reference to Exhibit 10.I.C to the Form 8-K filed with the SEC on December 27, 2007 *

10.6	Amendment to Amended Employment Agreement dated December 18, 2012, by and among David B. Spencer the Registrant and Bank of North Carolina*

10.7	Amended Salary Continuation Agreement, dated as of December 18, 2007, between Bank of North Carolina and W. Swope Montgomery, Jr., incorporated by reference to Exhibit 10(ii)(a) to the Form 8-K filed with the SEC on December 27, 2007*

10.8	Amended Salary Continuation Agreement, dated as of December 18, 2007, between Bank of North Carolina and Richard D. Callicutt II, incorporated by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on December 27, 2007*

10.9	Amended Salary Continuation Agreement, dated as of December 18, 2007, between Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on December 27, 2007*

10.10	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form 10-Q, filed with the SEC on November 2, 2009

10.11	Amended Endorsement Split Dollar Agreement, dated December 18, 2007, between Bank of North Carolina and W. Swope Montgomery, Jr., incorporated by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on December 27, 2007*

10.12	Amended Endorsement Split Dollar Agreement, dated December 18, 2007, between Bank of North Carolina and Richard D. Callicutt II, incorporated by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on December 27, 2007.*

10.13	Amended Endorsement Split Dollar Agreement, dated December 18, 2007, between Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on December 27, 2007*

10.14	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(vii) of the Form 10-K filed with the SEC on March 31, 2005*

10.15	Amendment No. 1 to BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on June 18, 2010*

10.16	Investment Agreement by and among the Registrant and Aquiline BNC Holdings LLC, dated as of June 14, 2010, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 18, 2010

10.17	Securities Purchase Agreement and Amendment Number 1 to Investment Agreement dated as of May 31, 2012, by and between the Registrant and Aquiline BNC Holdings LLC, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 6, 2012

10.18	Amendment Number 2 to the Investment Agreement dated as of February 7, 2013, by and between the Registrant and Aquiline BNC Holdings LLC

10.19	Form of Subscription and Registration Rights Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 18, 2010

10.20	Letter Agreement, dated December 5, 2008, between the Registrant and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 8, 2008

10.21	Form of Securities Purchase Agreement, dated as of May 31, 2012, by and between the Registrant and the Purchasers thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 6, 2012

10.22	Restricted Stock Grant Agreement between the Registrant and W. Swope Montgomery, Jr. dated July 2, 2012, incorporated by reference to Exhibit 10.1A to the Form 8-K filed with the SEC on July 5, 2012*

10.23	Restricted Stock Grant Agreement between the Registrant and Richard D. Callicutt II dated July 2, 2012, incorporated by reference to Exhibit 10.1B to the Form 8-K filed with the SEC on July 5, 2012*

10.24	Restricted Stock Grant Agreement between the Registrant and David B. Spencer dated July 2, 2012, incorporated by reference to Exhibit 10.1C to the Form 8-K filed with the SEC on July 5, 2012 *

10.25	Restricted Stock Award granted to W. Swope Montgomery, Jr. dated October 2, 2012 *

10.26	Restricted Stock Award granted to Richard D. Callicutt II dated October 2, 2012 *

10.27	Restricted Stock Award granted to David B. Spencer dated October 2, 2012 *

10.28	Restricted Stock Award Cancellation Agreement between the Registrant and W. Swope Montgomery, Jr. dated November 9, 2012 *

10.29	Restricted Stock Award Cancellation Agreement between BNC Bancorp and Richard D. Callicutt II dated November 9, 2012 *

10.30	Restricted Stock Award Cancellation Agreement between BNC Bancorp and David Spencer dated November 9, 2012 *

11	Statement regarding computation of per share earnings (See Note 4 in Part II Item 8)

21	Subsidiaries of the Registrant

23	Consent of Cherry, Bekaert & Holland, L.L.P.

31.1	Rule 13a-14(a)\15d-14(a) Certifications

31.2	Rule 13a-14(a)\15d-14(a) Certifications

32	Section 1350 Certification

99.1	TARP Certificate by Chief Executive Officer

99.2	TARP Certificate by Chief Financial Officer

101	** The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 18, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

