Form 10-Q
period 2013-03-31
BNC BANCORP
filed 2013-05-10
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period ended __________________

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

As of May 7, 2013, the registrant had outstanding 26,471,737 shares of Common Stock, no par value.

BNC BANCORP AND SUBSIDIARIES

FORM 10-Q

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,
	2013	December 31,
	(Unaudited)	2012
Assets
Cash and due from banks	$43,346	$42,989
Interest-earning deposits in other banks	44,597	191,082
Investment securities available-for-sale, at fair value	342,606	341,539
Investment securities held-to-maturity, at amortized cost (fair value of $136,577 and $118,235 at March 31, 2013 and December 31, 2012, respectively)	134,376	114,805
Federal Home Loan Bank stock, at cost	6,567	7,604
Loans held for sale	46,134	57,414
Loans:
Covered under loss-share agreements	237,791	248,930
Not covered under loss-share agreements	1,793,358	1,786,328
Less allowance for loan losses	(38,148)	(40,292)
Net loans	1,993,001	1,994,966
Accrued interest receivable	10,616	11,363
Premises and equipment, net	68,244	66,615
Other real estate owned:
Covered under loss-share agreements	20,709	23,102
Not covered under loss-share agreements	31,177	28,811
FDIC indemnification asset	42,476	53,519
Investment in bank-owned life insurance	71,381	70,756
Goodwill and other intangible assets, net	31,932	32,193
Other assets	42,029	47,030
Total assets	$2,929,191	$3,083,788

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$267,458	$275,605
Interest-bearing demand	1,171,484	1,221,089
Time deposits	1,069,207	1,159,615
Total deposits	2,508,149	2,656,309
Short-term borrowings	32,268	32,382
Long-term debt	85,506	88,173
Accrued expenses and other liabilities	19,213	24,680
Total liabilities	2,645,136	2,801,544

Shareholders' Equity:
Preferred stock, no par value, authorized 20,000,000 shares;
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 31,260 shares issued and outstanding, net of discount	30,855	30,717
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 1,804,566 shares issued and outstanding at December 31, 2012	-	17,161
Common stock, no par value; authorized 80,000,000 shares; 20,479,524 and 20,462,667 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	157,763	157,541
Common stock, non-voting, no par value; authorized 5,992,213 shares; 5,992,213 and 4,187,647 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	57,849	40,688
Retained earnings	33,135	30,708
Stock in directors rabbi trust	(3,021)	(3,090)
Directors deferred fees obligation	3,021	3,090
Accumulated other comprehensive income	4,453	5,429
Total shareholders' equity	284,055	282,244
Total liabilities and shareholders' equity	$2,929,191	$3,083,788

See accompanying notes to consolidated financial statements.

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Interest Income:
Loans, including fees	$29,141	$23,377
Investment securities:
Taxable	1,039	1,332
Tax-exempt	2,848	2,427
Interest-earning balances and other	123	43
Total interest income	33,151	27,179
Interest Expense:
Demand deposits	3,600	3,659
Time deposits	3,152	4,052
Short-term borrowings	37	132
Long-term debt	574	724
Total interest expense	7,363	8,567
Net Interest Income	25,788	18,612
Provision for loan losses, net	4,115	5,179
Net interest income after provision for loan losses	21,673	13,433
Non-Interest Income:
Mortgage fees	2,381	1,116
Service charges	926	738
Investment brokerage fees	175	240
Earnings on bank-owned life insurance	559	410
Gain (loss) on sale of investment securities, net	(228)	1,619
Gain on acquisition	719	-
Other	1,670	1,686
Total non-interest income	6,202	5,809
Non-Interest Expense:
Salaries and employee benefits	12,805	9,901
Occupancy	1,683	1,120
Furniture and equipment	1,379	1,074
Data processing and supplies	723	697
Advertising and business development	587	388
Insurance, professional and other services	1,458	1,345
FDIC insurance assessments	666	600
Loan, foreclosure and other real estate owned expenses	2,018	1,476
Other	1,797	1,224
Total non-interest expense	23,116	17,825
Income before income tax expense (benefit)	4,759	1,417
Income tax expense (benefit)	480	(308)
Net Income	4,279	1,725
Less preferred stock dividends and discount accretion	529	601
Net Income Available to Common Shareholders	$3,750	$1,124

Basic earnings per common share	$0.14	$0.11
Diluted earnings per common share	$0.14	$0.11
Dividends declared and paid per common share	$0.05	$0.05

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

Net income	$4,279	$1,725

Other comprehensive income (loss):
Investment securities:
Unrealized holding gain (loss) on investments securities available-for-sale	(3,105)	944
Tax effect	1,197	(364)
Reclassification of (gains) losses recognized in net income	228	(1,619)
Tax effect	(88)	624
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(143)	(134)
Tax effect	55	52
Net of tax amount	(1,856)	(497)
Cash flow hedging activities:
Unrealized holding losses	(773)	(214)
Tax effect	298	83
Reclassification of losses recognized in net income	2,205	1,919
Tax effect	(850)	(740)
Net of tax amount	880	1,048
Total other comprehensive income (loss)	(976)	551
Total comprehensive income	$3,303	$2,276

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2013 and 2012
(Dollars in thousands, except per share data)

										Directors	Accumulated
			Non-voting		Common	Preferred	Preferred		Stock in	deferred	other com-
	Common stock		common stock		stock	stock	stock	Retained	directors	fees	prehensive
	Shares	Amount	Shares	Amount	warrants	Series A	Series B	earnings	rabbi trust	obligation	income	Total

Balance, December 31, 2011	9,100,890	$87,421	-	$-	$2,412	$30,237	$17,161	$25,614	$(2,505)	$2,505	$1,010	$163,855
Net income	-	-	-	-	-	-	-	1,725	-	-	-	1,725
Directors deferred fees	-	-	-	-	-	-	-	-	58	(58)	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	551	551
Common stock issued pursuant to:
Exercise of stock options	2,268	13	-	-	-	-	-	-	-	-	-	13
Shares traded to exercise options	(1,799)	(13)	-	-	-	-	-	-	-	-	-	(13)
Stock-based compensation	5,488	119	-	-	-	-	-	-	-	-	-	119
Dividend reinvestment plan	6,654	50	-	-	-	-	-	-	-	-	-	50
Cash dividends:
Common stock, $0.05 per share	-	-	-	-	-	-	-	(456)	-	-	-	(456)
Preferred stock, net of accretion	-	-	-	-	-	120	-	(601)	-	-	-	(481)
Balance, March 31, 2012	9,113,501	$87,590	-	$-	$2,412	$30,357	$17,161	$26,282	$(2,447)	$2,447	$1,561	$165,363

Balance, December 31, 2012	20,462,667	$157,541	4,187,647	$40,688	$-	$30,717	$17,161	$30,708	$(3,090)	$3,090	$5,429	$282,244
Net income	-	-	-	-	-	-	-	4,279	-	-	-	4,279
Directors deferred fees	-	-	-	-	-	-	-	-	69	(69)	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	-	-	(976)	(976)
Stock-based compensation	9,270	159	-	-	-	-	-	-	-	-	-	159
Dividend reinvestment plan	7,587	63	-	-	-	-	-	-	-	-	-	63
Conversion of preferred stock	-	-	1,804,566	17,161	-	-	(17,161)	-	-	-	-	-
Cash dividends:
Common stock, $0.05 per share	-	-	-	-	-	-	-	(1,323)	-	-	-	(1,323)
Preferred stock, net of accretion	-	-	-	-	-	138	-	(529)	-	-	-	(391)
Balance, March 31, 2013	20,479,524	$157,763	5,992,213	$57,849	$-	$30,855	$-	$33,135	$(3,021)	$3,021	$4,453	$284,055

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

Operating activities
Net income	$4,279	$1,725
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,115	5,179
Depreciation and amortization	964	688
Amortization of premiums, net	1,159	250
Amortization of intangible assets	261	135
Accretion of fair value purchase accounting adjustments	(3,844)	(2,180)
Gain on acquisition	(719)	-
Cash flow hedge expense	2,205	1,472
Stock-based compensation	159	119
Deferred compensation	180	210
Earnings on bank-owned life insurance	(559)	(410)
Net loss (gain) on sale of investment securities available-for-sale	228	(1,619)
Loss on sale of premises and equipment	33	183
Losses on other real estate owned	552	526
Gain on sale of loans (mortgage fees)	(2,381)	(1,116)
Origination of loans held for sale	(86,331)	(55,148)
Proceeds from sales of loans held for sale	99,992	45,893
Decrease in accrued interest receivable	747	1,529
Decrease in FDIC indemnification asset	10,972	24,102
Decrease in other assets	4,577	4,200
Increase (decrease) in accrued expenses and other liabilities	(5,153)	252
Net cash provided by operating activities	31,436	25,990
Investing activities
Purchases of investment securities available-for-sale	(34,882)	(6,419)
Purchases of investment securities held-to-maturity	(19,919)	(4,584)
Proceeds from sales of investment securities available-for-sale	15,797	39,571
Proceeds from maturities of investment securities available-for-sale	13,923	8,509
Proceeds from maturities of investment securities held-to-maturity	36	-
Redemption of Federal Home Loan Bank stock	1,037	-
Net increase in loans	(5,674)	(31,658)
Purchases of premises and equipment	(2,474)	(3,402)
Proceeds from disposal of premises and equipment	-	283
Investment in bank-owned life insurance	(66)	-
Investment in other real estate owned	(844)	(461)
Proceeds from sales of other real estate owned	7,559	13,013
Net cash provided by (used in) by investing activities	(25,507)	14,852
Financing activities
Net decrease in deposits	(147,612)	(1,646)
Net decrease in short-term borrowings	(114)	(46,080)
Net decrease in long-term-debt	(2,680)	-
Common stock issued pursuant to dividend reinvestment plan	63	50
Cash dividends paid, net of accretion	(1,714)	(937)
Net cash used in financing activities	(152,057)	(48,613)
Net decrease in cash and cash equivalents	(146,128)	(7,771)
Cash and cash equivalents, beginning of period	234,071	55,829
Cash and cash equivalents, end of period	$87,943	$48,058

Supplemental Statement of Cash Flows Disclosure
Interest paid	$6,550	$8,615
Income taxes paid	-	57
Summary of Noncash Investing and Financing Activities
Decrease in fair value of investment securities available-for-sale, net of tax	$(1,768)	$(497)
Increase in fair value of cash flow hedges, net of tax	880	1,048
Transfer of loans to foreclosed real estate	7,410	15,253
FDIC indemnification asset increase for losses, net	2,233	5,141

NOTE 1 – BASIS OF PRESENTATION

BNC Bancorp (the “Company”) is a bank holding company for Bank of North Carolina (“BNC”), a wholly owned subsidiary, headquartered in High Point, North Carolina. BNC is a full service commercial bank providing commercial banking services tailored to the particular banking needs of the communities it serves in North and South Carolina. BNC’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in BNC’s market areas.

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The information contained in the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 should be referred to in connection with these unaudited interim consolidated financial statements.

The preparation of consolidated financial statements in conformity GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those relating to the allowance for loan losses, determination of fair value of acquired assets and assumed liabilities, and valuation of goodwill and intangible assets.

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation. The reclassifications had no effect on net income, net income available to common shareholders or shareholders' equity as previously reported.

Recently Adopted and Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This ASU is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, which addresses diversity in practice regarding the subsequent measurement of an indemnification asset in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. The amendments are effective for interim and annual reporting periods beginning on or after December 15, 2012 with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2012 the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements

In December 2011, the FASB released ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under this update, the Company will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The scope would include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements. This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position. The objective of this update is to support further convergence between U.S. GAAP and International Financial Reporting Standards. In January 2013, the FASB released ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under this update, the FASB limited the scope of ASU 2011-11 to items identified in the implementation guidance which include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting agreement. Both of these updates are effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – ACQUISITIONS

Acquisition of First Trust Bank

On November 30, 2012, the Company completed the acquisition of First Trust Bank (“First Trust”), pursuant to an agreement and plan of merger dated June 4, 2012. First Trust operated three branches in Charlotte, North Carolina. The acquisition of First Trust expanded and enhanced the BNC franchise in the metropolitan Charlotte market.

Subsequent to the initial reporting of the assets acquired and the liabilities assumed in the First Trust acquisition, the Company has made additional measurement period adjustments to the fair value of assets acquired and liabilities assumed. As a result of these measurement period adjustments, the Company recognized $719,000 of additional bargain purchase gain during the first quarter of 2013, which was recorded as a component of non-interest income.

A summary of assets acquired and liabilities assumed for First Trust, including both preliminary and subsequent measurement period adjustments, are as follows (dollars in thousands):

					Measurement Period
					Adjustments
	As Recorded by First Trust	Preliminary Fair Value Adjustments		As Initially Recorded by BNC	Three Months Ended March 31, 2013		As Recorded by BNC
Assets
Cash and due from banks	$46,079	$-		$46,079	$-		$46,079
Investment securities available-for-sale	124,616	-		124,616	-		124,616
Federal Home Loan Bank stock, at cost	753	-		753	-		753
Loans	179,702	(9,820	)(1)	169,882	-		169,882
Premises and equipment	6,938	866	(2)	7,804	-		7,804
Accrued interest receivable	1,565	-		1,565	-		1,565
Other real estate owned	8,686	(535	)(3)	8,151	-		8,151
Core deposit intangible	-	1,826	(4)	1,826	-		1,826
Other assets	12,337	3,295	(5)	15,632	-		15,632
Total assets acquired	$380,676	$(4,368)		376,308	$-		376,308
Liabilities
Deposits	$(323,139)	$(884	)(6)	(324,023)	$-		(324,023)
Short-term borrowings	(7,899)	-		(7,899)	-		(7,899)
Other liabilities	(2,849)	-		(2,849)	719	(7)	(2,130)
Total liabilities assumed	$(333,887)	$(884)		(334,771)	$719		(334,052)

Net assets acquired				41,537			42,256
Total consideration paid				36,565			36,565
Bargain purchase gain				$4,972			$5,691

Explanation of fair value adjustments:

(1)	-	Adjustment for the fair value of the acquired loan portfolio.
(2)	-	Adjustment for fair value of acquired premises and equipment.
(3)	-	Adjustment for the fair value of the acquired other real estate owned.
(4)	-	Adjustment for the estimated value of the core deposit intangible.
(5)	-	Adjustment for deferred tax asset recognized from acquisition.
(6)	-	Adjustment for the estimated fair value of time deposits.
(7)	-	Adjustment for the cancellation of split dollar life insurance plan.

A summary of the consideration paid for First Trust is as follows (dollars in thousands):

Common stock issued (3,276,101 shares)	$26,177
Cash payments to First Trust stockholders	10,388
Total consideration paid	$36,565

Acquisition of KeySource Financial, Inc.

On September 14, 2012, the Company completed the acquisition of KeySource Financial, Inc. (“KeySource”), pursuant to an agreement and plan of merger dated December 21, 2011. KeySource operated one branch in Durham, North Carolina. The acquisition of KeySource expanded and enhanced the BNC franchise in the Raleigh-Durham market.

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

FDIC-Assisted Acquisition of Carolina Federal Savings Bank

On June 8, 2012, the Company acquired certain assets and liabilities of Carolina Federal Savings Bank (“Carolina Federal”), a federal thrift organized under the laws of the United States and headquartered in Charleston, South Carolina, from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver of Carolina Federal, pursuant to a purchase and assumption agreement dated as of June 8, 2012. Carolina Federal operated two branches in the Charleston market. There is no loss-sharing arrangement with the FDIC with respect to this transaction. The FDIC paid the Company an asset discount in the amount of $10.7 million at closing and the deposits were acquired without a premium.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

Issuance of Common and Preferred Stock

On May 31, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with approximately 19 accredited investors and certain directors of the Company and their affiliates (the “Investors”). Pursuant to the Purchase Agreement, the Investors agreed to purchase an aggregate of 38,885 shares of the Company’s Mandatorily Convertible Cumulative Non-Voting Preferred Stock, Series C (the “Series C Preferred Stock”) at a price of $1,000 per share, and an aggregate of 8,200 shares of the Company’s Mandatorily Convertible Cumulative Non-Voting Preferred Stock, Series B-1 (the “Series B-1 Preferred Stock” and, together with the Series C Preferred Stock, the “Preferred Stock”) at a price of $1,000 per share. The purchase of the Series C Preferred Stock and the Series B-1 Preferred Stock was part of a private placement in which Aquiline BNC Holdings LLC (“Aquiline”) also participated (the “Private Placement”). On May 31, 2012, the Company and Aquiline entered into the Securities Purchase Agreement and Amendment Number 1 to Investment Agreement (the “Aquiline Agreement”). Pursuant to the Aquiline Agreement, Aquiline agreed to purchase, as part of the Private Placement, 21,115 shares of the Series B-1 Preferred Stock at a price of $1,000 per share and 4,300 shares of the Series C Preferred Stock at a price of $1,000 per share. The Aquiline Agreement also amends the terms of the Investment Agreement, dated June 14, 2010, by and between the Company and Aquiline.

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

On February 7, 2013, all 1,804,566 shares of the Company’s Mandatorily Convertible Non-Voting Preferred Stock, Series B were converted into 1,804,566 shares of the Company’s non-voting common stock.

Series A Preferred Stock Issued under TARP

On December 5, 2008, as part of the U.S. Department of the Treasury’s (“Treasury”) Troubled Asset Relief Program Capital Purchase Program, the Company issued and sold 31,260 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and a warrant to purchase up to 543,337 shares of the Company’s common stock at an exercise price of $8.63 per share to the Treasury.  On August 29, 2012, the Treasury completed the auction and sale of its investment in the Company’s Series A Preferred Stock to private investors.  The Company received no proceeds from the auction. On September 19, 2012, the Company repurchased the warrant from the Treasury for approximately $940,000. The warrant has been cancelled.

As discussed further in Note 13, on April 29, 2013, the Company redeemed all 31,260 shares of the Company’s Series A Preferred Stock that were issued under the Treasury’s Troubled Asset Relief Program Capital Purchase Program.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares and participating securities outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common stock during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock awards and the warrant under the Treasury’s Troubled Asset Relief Program Capital Purchase Program (collectively referred to herein as “Stock Rights”). Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive. As discussed in Note 3, the warrant issued in connection with the Treasury’s Troubled Asset Relief Program Capital Purchase Program was repurchased by the Company and cancelled in September 2012.

The Company's basic and diluted earnings per share calculations are presented in the following table (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012

Net income available to common shareholders	$3,750	$1,124
Add: Convertible preferred stock dividends	-	90
Net income available to participating common shareholders	$3,750	$1,214

Weighted average common shares - basic	25,702,276	9,105,949
Add: Effect of convertible preferred stock	761,928	1,804,566
Weighted average participating common shares - basic	26,464,204	10,910,515
Effects of dilutive Stock Rights	11,681	9,885
Weighted average participating common shares - diluted	26,475,885	10,920,400

Basic earnings per common share	$0.14	$0.11
Diluted earnings per common share	$0.14	$0.11

For the three months ended March 31, 2013 and 2012, there were 415,936 and 675,527 shares, respectively, of Stock Rights excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2013:
Available-for-sale:
U.S. government agencies	$15,484	$584	$-	$16,068
State and municipals	238,875	9,977	1,947	246,905
Corporate debt securities	8,000	-	9	7,991
Mortgage-backed securities:
Residential government sponsored	57,701	2,659	87	60,273
Other government sponsored	10,985	395	11	11,369
	$331,045	$13,615	$2,054	$342,606
Held-to-maturity:
State and municipals	$118,376	$3,736	$535	$121,577
Other debt securities	16,000	-	1,000	15,000
	$134,376	$3,736	$1,535	$136,577

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012:
Available-for-sale:
U. S government agencies	$15,735	$660	$-	$16,395
State and municipals	213,679	11,359	1,152	223,886
Mortgage-backed securities:
Residential government sponsored	83,764	3,155	29	86,890
Other government sponsored	13,923	450	5	14,368
	$327,101	$15,624	$1,186	$341,539
Held-to-maturity:
State and municipals	$108,805	$4,576	$146	$113,235
Other debt securities	6,000	-	1,000	5,000
	$114,805	$4,576	$1,146	$118,235

The amortized cost and estimated fair value of investment securities at March 31, 2013, by contractual maturity, are shown below (dollars in thousands). The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value

Available-for-sale:
Due in one year or less	$4,812	$4,944
Due after one through five years	134	148
Due after five through ten years	19,289	19,615
Due after ten years	306,810	317,899
	$331,045	$342,606

Held-to-maturity:
Due after one year through five years	$1,417	$1,450
Due after five through ten years	23,544	22,804
Due after ten years	109,415	112,323
	$134,376	$136,577

At March 31, 2013 and December 31, 2012, investment securities with an estimated fair value of approximately $189.1 million and $175.1 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following is a summary of realized gains and losses from the sales of investment securities classified as available-for-sale (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012

Proceeds from sales	$15,797	$39,571

Gross realized gains on sales	$-	$1,720
Gross realized losses on sales	(228)	(101)
Total realized gains (losses), net	$(228)	$1,619

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2013:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:
State and municipals	$95,247	$1,947	$-	$-	$95,247	$1,947
Corporate debt securities	4,991	9	-	-	4,991	9
Mortgage-backed securities	15,339	98	-	-	15,339	98
	$115,577	$2,054	$-	$-	$115,577	$2,054
Held-to-maturity:
State and municipals	$23,419	$535	$-	$-	$23,419	$535
Other debt securities	-	-	5,000	1,000	5,000	1,000
	$23,419	$535	$5,000	$1,000	$28,419	$1,535

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:
State and municipals	$75,551	$1,152	$-	$-	$75,551	$1,152
Mortgage-backed securities	22,465	34	-	-	22,465	34
	$98,016	$1,186	$-	$-	$98,016	$1,186

Held-to-maturity:
State and municipals	$10,301	$146	$-	$-	$10,301	$146
Other debt securities	-	-	5,000	1,000	5,000	1,000
	$10,301	$146	$5,000	$1,000	$15,301	$1,146

At March 31, 2013, the unrealized losses relate to 87 state and municipal securities, 11 mortgage-backed securities and three other debt securities. Of those, only two of the other debt securities were in a continuous unrealized loss position for more than twelve months. In determining if any credit losses were evident, the Company noted all of the state and municipal securities were investment grade as of March 31, 2013. The gross unrealized losses reported for mortgage-backed securities relate to investment securities issued by the Federal National Mortgage Association, the Government National Mortgage Association, or the Federal Home Loan Mortgage Corporation. The unrealized losses were primarily attributable to changes in interest rates and not due to the credit quality of the investment securities. The Company noted the issuers of the other debt securities are financially sound and well capitalized. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these debt securities before the anticipated recovery of the amortized cost basis and; therefore, does not consider them to be other-than-temporarily impaired at March 31, 2013.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans, including loans covered under loss-share agreements with the FDIC (“covered”) and loans not covered under loss-share agreements (“non-covered”) at March 31, 2013 and December 31, 2012 are summarized below (dollars in thousands):

	March 31, 2013			December 31, 2012
	Covered	Non-covered		Covered	Non-covered
	Loans (1)	Loans (2)	Total	Loans (1)	Loans (2)	Total

Commercial real estate	$113,655	$1,042,519	$1,156,174	$114,757	$1,034,686	$1,149,443
Commercial construction	28,588	195,992	224,580	33,447	183,747	217,194
Commercial and industrial	10,380	154,164	164,544	10,898	150,870	161,768
Leases	-	14,370	14,370	-	13,209	13,209
Total commercial	152,623	1,407,045	1,559,668	159,102	1,382,512	1,541,614
Residential construction	214	30,594	30,808	215	34,514	34,729
Residential mortgage	82,435	347,070	429,505	87,015	359,260	446,275
Consumer and other	2,519	8,649	11,168	2,598	10,042	12,640
	$237,791	$1,793,358	$2,031,149	$248,930	$1,786,328	$2,035,258

(1) The unpaid principal balance for covered loans was $255.5 million and $272.7 million at March 31, 2013 and December 31, 2012, respectively.

(2) Amount includes $325.7 million and $347.2 million of acquired, non-covered loans as of March 31, 2013 and December 31, 2012, respectively.

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

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected. The changes in the carrying amount of covered acquired loans and accretable yield for loans receivable for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
	Accretable	Carrying	Accretable	Carrying
	Yield	Amount	Yield	Amount

Balance at beginning of period	$(12,895)	$248,930	$(8,387)	$320,033
Reductions from payments and foreclosures, net	-	(14,921)	-	(74,998)
Reclass from non-accretable to accretable yield	(610)	-	(8,403)	-
Accretion	3,782	3,782	3,895	3,895
Balance at end of period	$(9,723)	$237,791	$(12,895)	$248,930

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of ASC Topic 310-30: Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC Topic 310-30”). Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. Generally, the acquired loans that meet the Company’s definition for nonaccrual status fall within the definition of credit-impaired covered loans.

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank. At March 31, 2013 and December 31, 2012, real estate loans with carrying values of $468.1 million and $462.4 million, respectively, were pledged to secure borrowing facilities from these institutions.

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

An analysis of the allowance for loan losses for the three months ended March 31, 2013 and 2012, respectively, is as follows (dollars in thousands):

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
2013	Real Estate	Construction	and Industrial	Leases	Construction	Mortgage	and Other	Total
Allowance for loan losses:
Balance January 1, 2013	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292
Charge-offs	(1,407)	(3,119)	(1,339)	-	-	(2,579)	(12)	(8,456)
Recoveries	4	34	93	-	5	143	5	284
Provision (a)	(1,245)	2,858	1,217	(18)	(252)	1,549	6	4,115
Increase in FDIC indemnification asset (a)	(539)	474	(2)	-	(1)	1,982	(1)	1,913
Balance March 31, 2013	$12,531	$10,054	$3,547	$-	$345	$11,536	$135	$38,148

Ending balances:
Specific reserves:
Impaired loans	$469	$3,668	$74	$-	$2	$1,460	$-	$5,673
Purchase credit impaired loans	5,438	1,205	744	-	-	5,777	18	13,182
Total specific reserves	5,907	4,873	818	-	2	7,237	18	18,855
General reserves	6,624	5,181	2,729	-	343	4,299	117	19,293
Total	$12,531	$10,054	$3,547	$-	$345	$11,536	$135	$38,148

Loans:
Ending balance:
Individually evaluated for impairment	$26,992	$17,700	$505	$-	$360	$16,044	$122	$61,723
Purchase credit impaired loans	118,043	34,439	11,763	-	977	64,451	2,513	232,186
Loans collectively evaluated for impairment	1,011,139	172,441	152,276	14,370	29,471	349,010	8,533	1,737,240
Total	$1,156,174	$224,580	$164,544	$14,370	$30,808	$429,505	$11,168	$2,031,149

(a)	The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $500,000 for the three months ended March 31, 2013. This resulted in an increase in the FDIC indemnification asset of $1.9 million for the three months ended March 31, 2013, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loans portfolio of $2.4 million for the three months ended March 31, 2013.

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
2012	Real Estate	Construction	and Industrial	Leases	Construction	Mortgage	and Other	Total
Allowance for loan losses:
Balance January 1, 2012	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008
Charge-offs	(1,714)	(2,164)	(725)	-	(17)	(1,339)	(24)	(5,983)
Recoveries	13	189	32	-	-	23	3	260
Provision	282	1,853	953	-	(62)	2,223	(70)	5,179
Increase in FDIC indemnification asset (a)	325	2,280	368	-	-	3,285	-	6,258
Balance March 31, 2012	$10,695	$13,115	$4,966	$18	$620	$7,250	$58	$36,722

Ending balances:
Specific reserves:
Impaired loans	$924	$2,737	$1,366	$-	$-	$1,434	$-	$6,461
Purchase credit impaired loans	3,167	6,236	460	-	-	2,569	-	12,432
Total specific reserves	4,091	8,973	1,826	-	-	4,003	-	18,893
General reserves	6,604	4,142	3,140	18	620	3,247	58	17,829
Total	$10,695	$13,115	$4,966	$18	$620	$7,250	$58	$36,722

Loans:
Ending balance:
Individually evaluated for impairment	$16,062	$21,685	$3,281	$-	$1,171	$11,648	$122	$53,969
Purchase credit impaired loans	115,227	40,594	14,924	-	2,064	82,745	83	255,637
Loans collectively evaluated for impairment	759,643	151,875	121,731	12,503	28,970	328,250	12,048	1,415,020
Total	$890,932	$214,154	$139,936	$12,503	$32,205	$422,643	$12,253	$1,724,626

(a)	The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $1.6 million. This resulted in an increase in the FDIC indemnification asset of $6.2 million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loan portfolio of $7.8 million.

The following presents information related to impaired loans, excluding purchased impaired loans, as of March 31, 2013 and December 31, 2012 (dollars in thousands):

				Impaired Loans - With
	Impaired Loans - With Allowance			No Allowance
		Unpaid	Allowance for		Unpaid
	Recorded	Principal	Loan Losses	Recorded	Principal
March 31, 2013:	Investment	Balance	Allocated	Investment	Balance
Originated:
Commercial real estate	$9,739	$9,717	$473	$17,316	$17,275
Commercial construction	9,678	9,741	3,705	8,039	8,343
Commercial and industrial	187	187	77	320	319
Residential construction	361	360	2	-	-
Residential mortgage	10,674	10,660	1,523	4,770	4,758
Consumer and other	-	-	-	122	122
Total legacy	30,639	30,665	5,780	30,567	30,817
Acquired (non-covered):
Commercial real estate	-	-	-	195	203
Commercial construction	-	-	-	231	244
Commercial and industrial	-	-	-	39	41
Residential mortgage	92	92	1	1,453	1,696
Consumer and other	-	-	-	3	3
Total acquired (non-covered)	92	92	1	1,921	2,187
Acquired (covered):
Commercial real estate	-	-	-	629	709
Commercial construction	-	-	-	317	349
Commercial and industrial	-	-	-	141	174
Residential mortgage	-	-	-	5,165	5,430
Total acquired (covered)	-	-	-	6,252	6,662
Total loans	$30,731	$30,757	$5,781	$38,740	$39,666

				Impaired Loans - With
	Impaired Loans - With Allowance			No Allowance
		Unpaid	Allowance for		Unpaid
	Recorded	Principal	Loan Losses	Recorded	Principal
December 31, 2012:	Investment	Balance	Allocated	Investment	Balance
Originated:
Commercial real estate	$7,918	$7,891	$562	$17,915	$17,867
Commercial construction	11,838	11,815	3,022	7,581	7,552
Commercial and industrial	99	99	1	1,352	1,351
Residential construction	362	361	2	-	-
Residential mortgage	10,772	10,755	1,526	4,801	4,788
Consumer and other	-	-	-	124	122
Total legacy	30,989	30,921	5,113	31,773	31,680
Acquired (non-covered):
Commercial real estate	500	800	16	248	256
Commercial and industrial	240	240	3	-	-
Residential mortgage	601	607	87	765	895
Consumer and other	-	-	-	5	5
Total acquired (non-covered)	1,341	1,647	106	1,018	1,156
Acquired (covered):
Commercial real estate	-	-	-	548	625
Commercial construction	-	-	-	530	561
Commercial and industrial	-	-	-	143	176
Residential mortgage	-	-	-	5,504	5,749
Total acquired (covered)	-	-	-	6,725	7,111
Total loans	$32,330	$32,568	$5,219	$39,516	$39,947

The following presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans, for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with allowance:
Commercial real estate	$6,620	$57	$5,603	$50
Commercial construction	7,284	41	10,160	52
Commercial and industrial	79	-	2,570	28
Residential construction	241	2	-	-
Residential mortgage	9,120	48	6,424	41
Total impaired loans with allowance	$23,344	$148	$24,757	$171
Impaired loans with no allowance:
Commercial real estate	$18,859	$174	$10,770	$112
Commercial construction	9,243	24	13,086	82
Commercial and industrial	667	3	746	3
Residential construction	-	-	1,270	9
Residential mortgage	9,613	29	5,932	13
Consumer and other	84	-	122	-
Total impaired loans with no allowance	$38,466	$230	$31,926	$219

For the three months ended March 31, 2013 and 2012, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. For the three months ended March 31, 2013 and 2012, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following presents an aging analysis of past due loans as of March 31, 2013 and December 31, 2012 (dollars in thousands):

			Greater
			than
	30-59 Days	60-89 Days	90 Days		Total		Total
March 31, 2013:	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Current	Loans
Originated:
Commercial real estate	$2,743	$82	$-	$4,472	$7,297	$834,597	$841,894
Commercial construction	2,503	222	-	12,548	15,273	147,185	162,458
Commercial and industrial	158	-	-	187	345	131,344	131,689
Leases	-	-	-	-	-	14,370	14,370
Residential construction	223	-	-	-	223	24,633	24,856
Residential mortgage	1,466	54	-	7,373	8,893	275,573	284,466
Consumer and other	24	1	-	122	147	7,785	7,932
Total legacy	7,117	359	-	24,702	32,178	1,435,487	1,467,665
Acquired (non-covered):
Commercial real estate	1,630	-	-	625	2,255	198,370	200,625
Commercial construction	-	-	-	231	231	33,303	33,534
Commercial and industrial	81	283	-	46	410	22,065	22,475
Residential construction	-	-	-	-	-	5,738	5,738
Residential mortgage	348	-	-	1,605	1,953	60,651	62,604
Consumer and other	-	-	-	3	3	714	717
Total acquired (non-covered)	2,059	283	-	2,510	4,852	320,841	325,693
Acquired (covered):
Commercial real estate	1,756	-	-	18,641	20,397	93,258	113,655
Commercial construction	326	-	-	10,614	10,940	17,648	28,588
Commercial and industrial	173	-	-	2,171	2,344	8,036	10,380
Residential construction	-	-	-	-	-	214	214
Residential mortgage	1,799	352	-	20,702	22,853	59,582	82,435
Consumer and other	23	51	-	146	220	2,299	2,519
Total acquired (covered)	4,077	403	-	52,274	56,754	181,037	237,791
Total loans	$13,253	$1,045	$-	$79,486	$93,784	$1,937,365	$2,031,149

			Greater
			than
	30-59 Days	60-89 Days	90 Days		Total		Total
December 31, 2012:	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Current	Loans
Originated:
Commercial real estate	$731	$1,080	$-	$3,522	$5,333	$818,764	$824,097
Commercial construction	369	-	-	7,586	7,955	145,924	153,879
Commercial and industrial	243	8	-	1,121	1,372	123,040	124,412
Leases	-	-	-	-	-	13,209	13,209
Residential construction	-	-	-	-	-	21,704	21,704
Residential mortgage	1,205	2,133	-	7,356	10,694	282,037	292,731
Consumer and other	9	127	-	-	136	8,988	9,124
Total originated	2,557	3,348	-	19,585	25,490	1,413,666	1,439,156
Acquired (non-covered):
Commercial real estate	1,255	-	-	1,179	2,434	208,155	210,589
Commercial construction	315	-	-	-	315	29,553	29,868
Commercial and industrial	113	-	-	248	361	26,097	26,458
Residential construction	136	-	-	-	136	12,674	12,810
Residential mortgage	960	-	-	1,425	2,385	64,144	66,529
Consumer and other	1	1	-	5	7	911	918
Total acquired (non-covered)	2,780	1	-	2,857	5,638	341,534	347,172
Acquired (covered):
Commercial real estate	5,257	84	-	12,730	18,071	96,686	114,757
Commercial construction	-	113	-	14,961	15,074	18,373	33,447
Commercial and industrial	55	-	-	1,170	1,225	9,673	10,898
Residential construction	-	-	-	-	-	215	215
Residential mortgage	3,593	352	-	18,057	22,002	65,013	87,015
Consumer and other	70	1	-	63	134	2,464	2,598
Total acquired (covered)	8,975	550	-	46,981	56,506	192,424	248,930
Total loans	$14,312	$3,899	$-	$69,423	$87,634	$1,947,624	$2,035,258

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

The following presents the recorded investment in the Company’s loans, by credit quality indicator, as of March 31, 2013 and December 31, 2012 (dollars in thousands):

		Pass	Special
March 31, 2013:	Total	Credits	Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$841,894	$752,577	$43,324	$45,993	$-	$-
Commercial construction	162,458	124,755	14,734	22,969	-	-
Commercial and industrial	131,689	124,440	4,914	2,324	11	-
Leases	14,370	14,370	-	-	-	-
Residential construction	24,856	22,527	354	1,975	-	-
Residential mortgage	284,466	244,489	20,864	19,113	-	-
Consumer and other	7,932	7,586	181	165	-	-
Total legacy	1,467,665	1,290,744	84,371	92,539	11	-
Total acquired (non-covered):
Commercial real estate	200,625	177,749	13,214	9,662	-	-
Commercial construction	33,534	22,851	2,365	8,318	-	-
Commercial and industrial	22,475	20,246	1,744	485	-	-
Residential construction	5,738	3,050	1,727	961	-	-
Residential mortgage	62,604	52,948	5,187	4,469	-	-
Consumer and other	717	632	82	3	-	-
Total acquired (non-covered):	325,693	277,476	24,319	23,898	-	-
Acquired (covered):
Commercial real estate	113,655	66,193	17,248	17,272	12,942	-
Commercial construction	28,588	13,588	1,981	8,420	4,599	-
Commercial and industrial	10,380	5,796	1,839	917	1,770	58
Residential construction	214	198	16	-	-	-
Residential mortgage	82,435	42,166	14,006	11,555	14,258	450
Consumer and other	2,519	2,176	191	74	77	1
Total acquired (covered)	237,791	130,117	35,281	38,238	33,646	509
Total loans	$2,031,149	$1,698,337	$143,971	$154,675	$33,657	$509

		Pass	Special
December 31, 2012:	Total	Credits	Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$824,097	$739,050	$39,562	$45,485	$-	$-
Commercial construction	153,879	115,996	18,088	19,795	-	-
Commercial and industrial	124,412	117,546	4,385	2,481	-	-
Leases	13,209	13,209	-	-	-	-
Residential construction	21,704	19,546	440	1,718	-	-
Residential mortgage	292,731	250,083	21,831	20,817	-	-
Consumer and other	9,124	8,760	320	44	-	-
Total legacy	1,439,156	1,264,190	84,626	90,340	-	-
Acquired (non-covered):
Commercial real estate	210,589	192,016	6,993	11,080	500	-
Commercial construction	29,868	24,060	2,228	3,580	-	-
Commercial and industrial	26,458	24,491	1,401	326	-	240
Residential construction	12,810	7,086	176	5,548	-	-
Residential mortgage	66,529	57,965	4,445	4,119	-	-
Consumer and other	918	903	10	5	-	-
Total acquired (non-covered)	347,172	306,521	15,253	24,658	500	240
Acquired (covered):
Commercial real estate	114,757	69,401	19,744	14,960	10,642	10
Commercial construction	33,447	14,605	1,493	9,715	7,634	-
Commercial and industrial	10,898	6,251	2,745	1,118	784	-
Residential construction	215	16	199	-	-	-
Residential mortgage	87,015	46,039	17,069	11,956	11,808	143
Consumer and other	2,598	2,237	291	58	11	1
Total acquired (covered)	248,930	138,549	41,541	37,807	30,879	154
Total loans	$2,035,258	$1,709,260	$141,420	$152,805	$31,379	$394

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

The following table provides a summary of loans modified as TDRs at March 31, 2013 and December 31, 2012 (dollars in thousands):

				Allowance for
			Total	Loan Losses
	Accrual	Nonaccrual	TDRs	Allocated
March 31, 2013:
Commercial real estate	$4,562	$2,317	$6,879	$340
Commercial construction	2,183	6,936	9,119	1,481
Commercial and industrial	-	29	29	74
Residential mortgage	4,151	3,295	7,446	435
Consumer and other	-	130	130	-
Total modifications	$10,896	$12,707	$23,603	$2,330
Total contracts	21	19	40

				Allowance for
			Total	Loan Losses
	Accrual	Nonaccrual	TDRs	Allocated
December 31, 2012:
Commercial real estate	$16,010	$2,314	$18,324	$904
Commercial construction	11,420	1,030	12,450	1,960
Commercial and industrial	322	1,029	1,351	-
Residential mortgage	8,015	4,639	12,654	1,165
Consumer and other	122	11	133	-
Total modifications	$35,889	$9,023	$44,912	$4,029
Total contracts	44	20	64

As of March 31, 2013 and December 31, 2012, the Company had no available commitments outstanding on TDRs.

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

The following table presents new TDRs, by modification category, for the three months ended March 31, 2013 and 2012 (dollars in thousands). All balances represent the recorded investment as of the end of the period in which the modification was made.

	2013
			Interest
	Rate	Term	only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate	$-	$648	$-	$-	$812	$1,460
Commercial construction	-	-	-	-	486	486
Total modifications	$-	$648	$-	$-	$1,298	$1,946

	2012
			Interest
	Rate	Term	only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate	$-	$493	$-	$-	$2,029	$2,522
Commercial construction	-	629	-	-	-	629
Residential mortgage	-	-	-	-	118	118
Total modifications	$-	$1,122	$-	$-	$2,147	$3,269

The following table summarizes the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred during the period (dollars in thousands). The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Three Months Ended
March 31, 2013
Commercial construction	$5,906
Commercial and industrial	29

Three Months Ended
March 31, 2012
Commercial construction	$3,986

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity for the three months ended March 31, 2013 and 2012 is summarized below (dollars in thousands):

	2013	2012

Loans held for sale at March 31,	$46,134	$19,967
Proceeds from sales of loans held for sale	99,992	45,893
Mortgage fees	2,381	1,116

NOTE 7 – FDIC INDEMNIFICATION ASSET

The FDIC indemnification asset activity for the three months ended March 31, 2013 and 2012 is summarized as follows (dollars in thousands):

	2013	2012
Balance at beginning of period	$53,519	$91,851
Accretion of present value discount, net	(24)	631
Post-acquisition adjustments	(47)	5,141
Receipt of payments from FDIC	(10,972)	(24,102)
Balance at end of period	$42,476	$73,521

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

The Company has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. During the first quarter of 2009, the Company entered into a five-year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. Under this cash flow hedge relationship, the Company has structured a synthetic cap, where the objective is to offset the effect of interest rate changes, whenever funding rates are higher than the strike rate of the synthetic cap. During the third quarter of 2009, the Company paid $24.0 million to self-finance the transaction, thus securing a traditional interest rate cap. The termination date of this interest rate cap is February 16, 2014.

In March 2013, the Company entered into a forward-starting interest rate swap transaction with a notional amount of $125 million to effectively convert $125 million of its variable-rate money market funding arrangement to fixed interest rate debt as of the forward-starting date of the swap transaction. The effective date of this interest rate swap is September 16, 2014 and the termination date is March 18, 2019. The swap transaction was designated as a cash flow hedge of the changes in cash flows attributable to changes in one-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the first $125 million of the Company's variable rate money market funding arrangement, which are indexed to one-month LIBOR.

The fair value of these derivatives, which are designated as cash flow hedging instruments under ASC Topic 815: Derivatives and Hedging, is as follows (dollars in thousands):

		March 31, 2013		December 31, 2012
	Notional	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value

Interest rate cap	$250,000	Other assets	$35	Other assets	$40
Interest rate swap	125,000	Accrued expenses and other liabilities	(768)	N/A	-

The interest rate swap and interest rate cap instruments held by the Company are subject to master netting arrangements which contain a legally enforceable right to offset recognized amounts and settle such amounts on a net basis. The Company has elected to present the financial assets and financial liabilities associated with these arrangements on a gross basis in the Consolidated Balance Sheets. Cash collateral is posted by the counterparty with net liability positions in accordance with contract thresholds.

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2013 and December 31, 2012 is presented in the following tables (dollar amounts in thousands):

				Gross Amounts Not
		Gross Amounts	Net Amounts	Offset in the
	Gross	Offset in the	Presented in the	Consolidated Balance Sheets
	Amount	Consolidated	Consolidated	Financial	Cash
	Recognized	Balance Sheets	Balance Sheets	Instruments	Collateral	Net
March 31, 2013
Financial assets:
Interest rate cap	$35	$-	$35	$-	$-	$35

Financial liabilities:
Interest rate swap	$768	$-	$768	$-	$(768)	$-

December 31, 2012
Financial assets:
Interest rate cap	$40	$-	$40	$-	$-	$40

The Company has recorded a $5.4 million loss, net of tax, as accumulated other comprehensive income at March 31, 2013 associated with cash flow hedging instruments and expects $5.0 million, net of tax, to be reclassified into earnings within the next 12 months. The following table presents the losses recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges (dollars in thousands, net of tax):

	Three Months Ended March 31,
	2013	2012

Amount of net loss recorded in OCI (effective portion)	$475	$131
Amount of net loss reclassified from OCI to earnings (1)	1,355	1,179

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended March 31, 2013 and 2012. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

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

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income, net of taxes, for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	Unrealized	Unrealized Holding Gains
	Holding Gains on Available-	on Investment Securities Transferred	Unrealized Holding	Total Accumulated
	For-Sale Investment Securities	from Available- For-Sale to Held- to-Maturity	Losses on Cash Flow Hedging Activities	Other Comprehensive Income
Balance at December 31, 2012	$8,872	$2,881	$(6,324)	$5,429
Other comprehensive loss before reclassifications	(1,908)	-	(475)	(2,383)
Amounts reclassified from accumulated other comprehensive income	140	(88)	1,355	1,407
Net current period other comprehensive income (loss)	(1,768)	(88)	880	(976)
Balance at March 31, 2013	$7,104	$2,793	$(5,444)	$4,453

	Unrealized	Unrealized Holding Gains
	Holding Gains on Available-	on Investment Securities Transferred	Unrealized Holding	Total Accumulated
	For-Sale Investment Securities	from Available- For-Sale to Held- to-Maturity	Losses on Cash Flow Hedging Activities	Other Comprehensive Income
Balance at December 31, 2011	$8,637	$3,211	$(10,838)	$1,010
Other comprehensive income (loss) before reclassifications	580	-	(131)	449
Amounts reclassified from accumulated other comprehensive income	(995)	(82)	1,179	102
Net current period other comprehensive income (loss)	(415)	(82)	1,048	551
Balance at March 31, 2012	$8,222	$3,129	$(9,790)	$1,561

The following table details reclassification adjustments from accumulated other comprehensive income during the three months ended March 31, 2013 (dollars in thousands):

	Amount Reclassified
	from Accumulated
Details about Accumulated Other Comprehensive Income Components	Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Income
Unrealized holding loss – investment securities available-for-sale	$(228)	Gain (loss) on sale of investment securities, net
	88	Income tax benefit (expense)
	(140)	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	143	Interest income - investment securities
	(55)	Income tax benefit (expense)
	88	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(2,205)	Interest expense - demand deposits
	850	Income tax benefit (expense)
	(1,355)	Total, net of tax
Total reclassifications for the period	$(1,407)	Total, net of tax

(1) The amortization of the unrealized holding gains in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer. Both components are amortized as an adjustment of yield.

NOTE 10 - FAIR VALUE MEASUREMENT

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
At March 31, 2013:
Assets:
Investment securities available-for-sale:
U.S. government agencies	$16,068	$-	$16,068	$-
State and municipals	246,905	-	246,905	-
Corporate debt securities	7,991	-	7,991	-
Mortgage-backed securities:
Residential government sponsored	60,273	-	60,273	-
Other government sponsored	11,369	-	11,369	-
Total investment securities available-for-sale	342,606	-	342,606	-
Interest rate cap	35	-	35	-
Total assets measured at fair value on a recurring basis	$342,641	$-	$342,641	$-

Liabilities:
Interest rate swap	$768	$-	$768	$-
Total liabilities measured at fair value on a recurring basis	$768	$-	$768	$-

At December 31, 2012:
Assets:
Investment securities available-for-sale:
U.S. government agencies	$16,395	$-	$16,395	$-
State and municipals	223,886	-	223,886	-
Mortgage-backed securities:
Residential government sponsored	86,890	-	86,890	-
Other government sponsored	14,368	-	14,368	-
Total investment securities available-for-sale	341,539	-	341,539	-
Interest rate cap	40	-	40	-
Total assets measured at fair value on a recurring basis	$341,579	$-	$341,579	$-

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2013:
Loans held for sale	$46,134	$-	$46,134	$-
Impaired loans	275,054	-	-	275,054
Other real estate owned	51,886	-	-	51,886
Total assets measured at fair value on a nonrecurring basis	$373,074	$-	$46,134	$326,940

December 31, 2012:
Loans held for sale	$57,414	$-	$57,414	$-
Impaired loans	290,085	-	-	290,085
Other real estate owned	51,913	-	-	51,913
Total assets measured at fair value on a nonrecurring basis	$399,412	$-	$57,414	$341,998

Below is a table that presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2013 (dollars in thousands):

	Fair Value at	Valuation		Range of
Description	March 31, 2013	Methodology	Unobservable Inputs	Inputs

Impaired loans	$275,054	Appraised value	Discounts to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$51,886	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows (dollars in thousands):

	March 31, 2013
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$87,943	$87,943	$87,943	$-	$-
Investment securities available-for-sale	342,606	342,606	-	342,606	-
Investment securities held-to-maturity	134,376	136,577	-	136,577	-
Federal Home Loan Bank stock	6,567	6,567	-	6,567	-
Loans held for sale	46,134	46,134	-	46,134	-
Loans receivable, net	1,993,001	1,974,780	-	1,699,726	275,054
Accrued interest receivable	10,616	10,616	-	10,616	-
FDIC indemnification asset	42,476	42,476	-	-	42,476
Investment in bank-owned life insurance	71,381	71,381	-	71,381	-
Interest rate cap derivative	35	35	-	35	-
Financial liabilities:
Demand deposits and savings	$1,438,942	$1,438,942	$-	$1,438,942	$-
Time deposits	1,069,207	1,081,119	-	1,081,119	-
Short-term borrowings	32,268	32,268	-	32,268	-
Long-term debt	85,506	78,882	-	78,882	-
Interest rate swap	768	768	-	768	-
Accrued interest payable	2,021	2,021	-	2,021	-

	December 31, 2012
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$234,071	$234,071	$234,071	$-	$-
Investment securities available-for-sale	341,539	341,539	-	341,539	-
Investment securities held-to-maturity	114,805	118,235	-	118,235	-
Federal Home Loan Bank stock	7,604	7,604	-	7,604	-
Loans held for sale	57,414	57,414	-	57,414	-
Loans receivable, net	1,994,966	1,976,745	-	1,686,660	290,085
Accrued interest receivable	11,363	11,363	-	11,363	-
FDIC indemnification asset	53,519	53,519	-	-	53,519
Investment in bank-owned life insurance	70,756	70,756	-	70,756	-
Interest rate cap derivative	40	40	-	40	-
Financial liabilities:
Demand deposits and savings	$1,496,694	$1,496,694	$-	$1,496,694	$-
Time deposits	1,159,615	1,170,560	-	1,170,560	-
Short-term borrowings	32,382	32,382	-	32,382	-
Long-term debt	88,173	83,292	-	83,292	-
Accrued interest payable	2,158	2,158	-	2,158	-

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

NOTE 11 – OFF-BALANCE SHEET RISK

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

At March 31, 2013 and December 31, 2012, the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk are as follows (dollars in thousands):

	March 31,	December 31,
	2013	2012
Commitments under unfunded loans and lines of credit	$263,555	$272,308
Letters of credit	4,955	12,172
Unused credit card lines	4,362	4,536
Commitments to sell loans held for sale	46,134	57,414

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

NOTE 12 – EMPLOYEE BENEFITS

During 2004, the Company adopted, with shareholder approval, the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). The Compensation Committee may grant or award eligible participants options, rights to receive restricted shares of common stock, and or stock appreciation rights (collectively referred to herein as “Rights”). On June 15, 2010, the shareholders approved Amendment No. 1 to the Plan which provided an additional 400,000 shares of the Company’s common stock underlying rights which may be granted pursuant to the plan. At March 31, 2013, the Company had 271,753 grants of Rights issued and 199,561 Rights available for grants or awards under the Omnibus Plan.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. There were no grants of options during the three months ended March 31, 2013.

On September 14, 2012, the Company merged with KeySource and assumed all of the outstanding and unexercised stock options from KeySource’s non-statutory and incentive stock option plans. As a result, 328,821 fully vested shares were assumed at a weighted average exercise price of $11.04 per share, with a remaining contractual term of 4.86 years. At March 31, 2013, the Company had 308,821 grants of Rights issued and 35,607 Rights available for issuance related to these plans.

A summary of stock option activity for the three months ended March 31, 2013 is presented below (dollars in thousands, except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2012	436,939	$11.32
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2013	436,939	$11.32	3.9 years	$56
Exercisable at March 31, 2013	428,515	$11.37	3.9 years	$44
Share options expected to vest	8,424	$8.58	6.7 years	$12

The related compensation expense recognized for stock option awards was $4,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $13,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 0.69 years. No stock options were exercised during the three months ended March 31, 2013.

Restricted Stock Awards. A summary of the activity of the Company’s non-vested stock awards during the three months ended March 31, 2013 is presented below:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2012	153,723	$7.73
Granted	-	-
Vested	(9,088)	7.61
Forfeited	(1,000)	7.95
Non-vested at March 31, 2013	143,635	$7.74

The Company measures the fair value of restricted shares based on the price of BNC’s common stock on the grant date and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the three months ended March 31, 2013 and 2012 was $155,000 and $115,000, respectively. As of March 31, 2013, there was $663,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.43 years. The grant-date fair value of restricted stock grants vested during the three months ended March 31, 2013 was $69,000.

NOTE 13 – SUBSEQUENT EVENT

On April 26, 2013, the Company entered into a $30 million senior unsecured term loan agreement (the “Term Loan”). On April 29, 2013, the net proceeds from the Term Loan were used to redeem all 31,260 shares of the Company’s Series A Preferred Stock that were issued under the Treasury’s Troubled Asset Relief Program Capital Purchase Program. The purchase price for the shares of the Series A Preferred Stock in the redemption will be the stated liquidation value of $1,000 per share, plus any accrued or unpaid dividends that have been earned thereon up to, but not including, the date of redemption.

The Term Loan bears interest as determined by the Company at either (i) 3.50%, plus a rate equal to the higher of (a) Prime lending rate (published in the Wall Street Journal) as in effect from time to time, (b) the Federal Funds rate, as in effect from time to time, plus one-half of one percent per annum, and (c) LIBOR determined on a daily basis for a period of one month, plus 1.00%, or (ii) 4.5%, plus the 30, 60, or 90 day LIBOR. The interest rate has a floor of 1.00%. The Term Loan matures on April 26, 2018 and is amortized over the five year term. The Term Loan has customary reporting, financial, affirmative and negative covenants and includes a prepayment penalty during the first two years of the term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Quarterly Report on Form 10-Q, “the Company,” “we,” “us,” or “our” refers to BNC Bancorp and our consolidated subsidiaries, including Bank of North Carolina (sometimes referred to as “BNC” as a separate legal entity), except where the context indicates otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of the Company that are based on the beliefs and assumptions of the management and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

¿	the economic recovery may face challenges causing its momentum to falter or a further recession;

¿	the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, and other reforms will subject us to a variety of new and more stringent legal and regulatory requirements, including increased scrutiny from our regulators;

¿	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

¿	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

¿	adverse changes in credit quality trends;

¿	our ability to determine accurate values of certain assets and liabilities;

¿	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

¿	our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

¿	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

¿	adequacy of our risk management program;

¿	increased competitive pressure due to consolidation;

¿	unanticipated adverse effects and integration costs of acquisitions and dispositions of assets, business units or affiliates;

¿	our failure to realize anticipated benefits of our acquisitions or to realize the benefits within the existing time frame; or

¿	our ability to integrate acquisitions and retain existing customers and attract new ones.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the allowance for credit losses, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to the Company’s significant accounting policies during 2013. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” included herein.

Overview and Executive Summary

The Company was formed in 2002 to serve as a one-bank holding company for BNC, a full service commercial bank, incorporated under the laws of the State of North Carolina on November 15, 1991, that opened for business on December 3, 1991. Throughout this Quarterly Report, results of operations will relate to BNC’s operations, unless a specific reference is made to the Company and its operating results other than through BNC’s business and activities.

We are registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended and the bank holding company laws of North Carolina. BNC operates under the rules and regulations of and is subject to examination by the FDIC and the North Carolina Office of the Commissioner of Banks, North Carolina Department of Commerce. BNC is also subject to certain regulations of the Federal Reserve System governing the reserves to be maintained against deposits and other matters. Our principal executive offices are located at 3980 Premier Drive, High Point, North Carolina 27265.

Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from our investment portfolio. We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We target business professionals and small to mid-size business customers with credit relationships in the $250,000 to $15 million range that are generally too small for the regional banks but too large for smaller community banks with lower legal lending limits. We offer our customers superior customer service, convenient branch locations and experienced bankers.

We have experienced steady, primarily organic growth over our history. With numerous banks still in a weakened condition because of the slow rebound of the economy, we decided to expand our franchise through select acquisitions. A summary of the acquisitions we have entered is as follows:

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

During the first three months of 2013, management has continued to focus on managing credit quality, maintaining adequate liquidity sources, managing capital, and extracting earnings from the investments in people, markets, and noninterest income sources made over the past four years.  As we build our franchise throughout the Carolinas, we continue our efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.  We are committed to building long-term value for our shareholders, and in the changing regulatory and economic landscape, a strong core deposit base, a sound and well-priced asset portfolio, strong risk management practices, and an emphasis on operational efficiency are the core fundamentals being emphasized.

Credit costs remain high due to elevated nonperforming asset levels prompted by a prolonged weakness in the real estate values in the Carolinas.  Elevated, yet improving, unemployment levels across our banking markets have also resulted in higher loan charge-offs, workout costs, and other real estate owned (“OREO”) valuation adjustments which have adversely impacted earnings.  We continue to focus on accelerating the sales cycle for OREO including taking necessary discounts when deemed the most prudent course of action.

Analysis of Results of Operations

Consolidated net income for the first quarter of 2013 was $4.3 million, an increase of $2.6 million from the $1.7 million of net income from the first quarter of 2012. Our net income available to common shareholders for the first quarter of 2013 was $3.8 million, or $0.14 per diluted share, compared to $1.1 million, or $0.11 per diluted share, for the first quarter of 2012. Included in the financial results for the quarters ended March 31, 2013 and 2012 are $491,000 and $1.6 million, respectively, of net gains from securities and gains on acquisitions included in non-interest income, and $1.0 million and $847,000, respectively, of transaction-related expenses included in non-interest expense.

Average common shares outstanding have increased significantly since the first quarter of 2012 as a result of a $72.5 million capital raise during the second quarter of 2012, as well as common stock issued as part of the acquisitions of both KeySource and First Trust during the second half of 2012. For the quarters ended March 31, 2013 and 2012, average fully-diluted common shares outstanding were 26.5 million and 10.9 million, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average common shareholders’ equity (net income available to common shareholders as a percentage of average common shareholders’ equity). The annualized return on average assets was 0.58% for the first quarter of 2013, compared to 0.29% for the first quarter of 2012. The annualized return on average common equity was 6.12% for the first quarter of 2013, an increase from return on average common equity of 4.09% for the first quarter of 2012.

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

Net interest income was $27.5 million for the first quarter of 2013, an increase of $7.5 million, or 37.5%, from the $20.0 million earned in the first quarter of 2012. The increase in net interest income was primarily due to a $537.2 million, or 25.4%, increase in the average balance of interest-earning assets from first quarter 2012 to first quarter of 2013. Average loans and leases, excluding loans held for sale, have increased by $333.2 million, or 19.6%, to $2.04 billion for the first quarter of 2013, as compared to the first quarter of 2012. Average investment securities were $461.8 million for the first quarter of 2013, an increase of $115.6 million, or 33.4%, from the first quarter of 2012. These increases are primarily associated with our acquisitions of Carolina Federal, BHR, KeySource and First Trust during 2012. We also experienced a $58.0 million increase in average interest-earning bank balances between the first quarter of 2013 and the comparable period of 2012, which was primarily generated from cash acquired in business combinations and the sale of acquired investment securities. The significantly higher liquidity position was strategically maintained by the Company to repay wholesale and non-core deposits to improve net interest margin during the first quarter of 2013.

The average yield on interest earning assets was 5.33% for the first quarter of 2013, a decrease of 10 basis points from 5.43% during the comparable period of 2012. The average yield earned on loans and leases, excluding loans held for sale, was 5.72% for the first quarter of 2013, an increase from an average yield of 5.49% for the comparable period in 2012. This improvement in average yield is primarily due to an increased level of accretion of yield and fair value discounts on the acquired loan portfolios, which totaled $3.3 million for the first quarter of 2013, an increase of $1.9 million from loan accretion of $1.5 million for the first quarter of 2012. Factors affecting the amount of accretion include unscheduled loan payments, changes in estimated cash flows and impairment. This improvement was offset by a decrease of 107 basis points in the average yield on investment securities from the first quarter of 2012 to the first quarter of 2013. The decrease is due to the maturity and replacement of higher yielding investment securities with investment securities with lower yields.

Total interest expense was $7.4 million for the first quarter of 2013, a decrease of $1.2 million, or 14.1%, from interest expense of $8.6 million for the first quarter of 2012. Average total interest-bearing liabilities were $2.41 billion for the first quarter of 2013, an increase of $317.7 million, or 15.1%, as compared to the first quarter of 2012. The increase in interest-bearing liabilities was primarily associated with the acquisitions of Carolina Federal, BHR, KeySource and First Trust during 2012.

The Company’s average cost of interest-bearing liabilities was 1.24% for the first quarter of 2013, a decrease of 40 basis points from 1.64% for the first quarter of 2012. This decrease was due to the Company’s decision to reduce exposure to higher cost deposit products and aggressively reduce deposit rates over the past two quarters. Average rate paid on demand and time deposits were 1.31.% and 1.14%, respectively, for the first quarter of 2013, as compared to 1.62% and 1.58%, respectively, for the first quarter of 2012. Decreases in the average cost of deposits were slightly offset by an increase in cash flow hedging expense, which totaled $2.2 million for the first quarter of 2013, compared to $1.9 million for the first quarter of 2012.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the first quarter of 2013 and 2012, respectively (dollars in thousands):

Table 1

Average Balance and Net Interest Income (FTE)

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases	$2,037,683	$28,762	5.72%	$1,704,459	$23,260	5.49%
Loans held for sale	45,911	379	3.35%	15,491	117	3.04%
Investment securities, taxable	139,637	1,039	3.02%	119,347	1,332	4.49%
Investment securities, tax-exempt*	322,144	4,521	5.69%	226,845	3,792	6.72%
Interest-earning balances and other	104,854	123	0.48%	46,849	43	0.37%
Total interest-earning assets	2,650,229	34,824	5.33%	2,112,991	28,544	5.43%
Other assets	330,425			302,648
Total assets	$2,980,654			$2,415,639
Interest-bearing liabilities:
Demand deposits	$1,092,732	3,539	1.31%	$897,284	3,616	1.62%
Savings deposits	84,008	61	0.29%	39,587	43	0.44%
Time deposits	1,117,159	3,152	1.14%	1,034,249	4,052	1.58%
Borrowings	120,496	611	2.06%	125,624	856	2.74%
Total interest-bearing liabilities	2,414,395	7,363	1.24%	2,096,744	8,567	1.64%
Non-interest-bearing deposits	262,821			152,239
Other liabilities	17,050			8,542
Shareholders' equity	286,388			158,114
Total liabilities and shareholder's equity	$2,980,654			$2,415,639
Net interest income and
interest rate spread*		$27,461	4.09%		$19,977	3.79%
Net interest margin*			4.20%			3.80%

* Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.7 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.

The following table presents certain information regarding changes in our interest income (FTE) and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rates and volume (dollars in thousands).

Table 2

Volume and Rate Variance Analysis

Three Months Ended March 31, 2013 and 2012

	2013 vs. 2012
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Loans and leases	$4,414	$1,088	$5,502
Loans held for sale	238	23	261
Investment securities, taxable	177	(470)	(293)
Investment securities, tax-exempt (1)	1,428	(698)	730
Interest-earning balances and other	60	20	80
Total interest income	6,317	(37)	6,280

Interest expense:
Deposits:
Demand deposits	677	(754)	(77)
Savings deposits	40	(22)	18
Time deposits	245	(1,145)	(900)
Borrowings	(37)	(208)	(245)
Total interest expense	925	(2,129)	(1,204)
Net interest income	$5,392	$2,092	$7,484

(1) Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

Provision for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors.

During the first quarter of 2013, the Company recorded a provision for loan losses of $4.1 million, a decrease of $1.1 million, or 20.5%, from $5.2 million recorded during the first quarter of 2012. Of the $4.1 million in provision expense, $3.7 million related to legacy non-covered loans. During the first quarter of 2013, the Company recorded a gross provision of $2.4 million for loss-share loans, of which $1.9 million was recorded through a FDIC indemnification asset and the remaining $500,000 was included in provision for loan losses.

Non-Interest Income

Non-interest income was $6.2 million for the first quarter of 2013, an increase of $393,000 from non-interest income of $5.8 million for the first quarter of 2012. Included in non-interest income for the first quarter of 2013 is $719,000 of bargain purchase gain related to the purchase of First Trust, which was due to a post-acquisition fair value adjustment. Excluding non-recurring sources of income, which includes gains on acquisitions, FDIC-related income and gain (loss) on sale of securities, non-interest income was $5.0 million for the first quarter of 2013, an increase of $2.0 million from $3.0 million in the first quarter of 2012. This increase is primarily due to increased volume of mortgage originations, as the Company continues to expand commissioned originators across key target markets.

The following are the components of non-interest income for the periods presented (dollars in thousands):

Table 3

Non-Interest Income

	Three Months Ended March 31,
	2013	2012
Mortgage fees	$2,381	$1,116
Service charges	926	738
SBA income	353	228
Earnings on bank-owned life insurance	559	410
Gain (loss) on sale of investment securities, net	(228)	1,619
Gain on acquisitions	719	-
Other	1,492	1,698
Total non-interest income	$6,202	$5,809

Non-Interest Expense

Non-interest expense was $23.1 million for the first quarter of 2013, an increase of $5.3 million from $17.8 million for the first quarter of 2012. Excluding transaction-related costs, non-interest expense for the first quarter of 2013 was $22.1 million, an increase of $5.1 million from $17.0 million for the first quarter of 2012. The increase from the first quarter of 2012 was primarily due to an increased number of employees and facilities purchased through the acquisitions of Carolina Federal, BHR, KeySource and First Trust.

Included in non-interest expense for the three months ended March 31, 2013 and 2012 was merger and transactional costs totaling $1.0 million and $847,000, respectively. These costs included professional fees, contract cancellations, personnel costs, and data processing and system conversion expenses.

The following are the components of non-interest expense for the periods presented (dollars in thousands):

Table 4

Non-Interest Expense

	Three Months Ended March 31,
	2013	2012
Salaries and employee benefits	$12,805	$9,901
Occupancy	1,683	1,120
Furniture and equipment	1,379	1,074
Data processing and supplies	723	697
Advertising and business development	587	388
Insurance, professional and other services	1,458	1,345
FDIC insurance assessments	666	600
Loan, foreclosure and other real estate owned	2,018	1,476
Other	1,797	1,224
Total non-interest expense	$23,116	$17,825

Income Taxes

We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate.

Our income tax expense was $480,000 for the first quarter of 2013, as compared to an income tax benefit of $308,000 for the first quarter of 2012. Our effective tax rates for the first quarter of 2013 and 2012 were 10.1% and (21.7%), respectively.

Analysis of Financial Condition

As part of the KeySource and First Trust acquisitions, management’s intention was to utilize excess liquidity and the acquired securities portfolios to repay wholesale and non-core deposits as they matured. The Company has been successful at reducing this inefficient component of the acquired balance sheets, and thus has experienced a decline in total assets during the first quarter of 2013 as compared to year-end 2012. Total assets as of March 31, 2013 were $2.93 billion, a decrease of $154.6 million, or 5.0%, when compared to total assets of $3.08 billion at December 31, 2012. Interest-earning assets, which serve as our primary revenue source and are comprised of interest-earning balances at banks, investment securities, FHLB stock, loans held for sale and portfolio loans, were $2.61 billion at March 31, 2013, a decrease of $142.3 million, or 5.2%, from $2.75 billion at December 31, 2012.

We continually monitor liquidity levels in relation to the market conditions, and adjust levels to what we deem to be an appropriate level for the current operating environment. Historically, liquid assets, consisting of cash and cash equivalents and investment securities, have been managed towards a target of 10% of total assets. At March 31, 2013, liquid assets totaled $564.9 million, or 19.3% of total assets, with the majority being available to meet short-term liquidity needs. At December 31, 2012, liquid assets totaled $690.4 million, or 22.4% of total assets. As stated previously, management’s intention was to utilize excess liquidity, including the acquired securities portfolios, to repay wholesale and non-core deposits as they matured. We will continue to execute this strategy going forward.

While total shareholders’ equity as of March 31, 2013 experienced a slight increase to $284.1 million, as compared to total shareholders’ equity of $282.2 million as of December 31, 2012, we have experienced changes in the composition of shareholders’ equity during 2013. In February 2013, the Company converted all 1,804,566 shares of Series B Preferred Stock to non-voting common stock. Further, in April 2013 we redeemed all 31,260 shares of the Company’s Series A Preferred Stock that was issued under the Treasury’s Troubled Asset Relief Program Capital Purchase Program utilizing the proceeds from a $30 million term loan and, to a lesser extent, cash on hand.

Investment Securities

The investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Investment securities were $477.0 million at March 31, 2013, an increase of $20.6 million, or 4.5%, from total investment securities of $456.3 million at December 31, 2012. The majority of securities in the portfolio are bank-qualified municipal government securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies. Our investment portfolios are comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

Net unrealized gains in our available-for-sale investment securities portfolio were $11.6 million as of March 31, 2013 and $14.4 million as of December 31, 2012. The decrease in gross unrealized gains was primarily attributable to changes in interest rates related to our state and municipal securities portfolio, relative to when the investments were purchased.

Loans

Portfolio loans totaled $2.03 billion as of March 31, 2013, a slight decrease from total portfolio loans of $2.04 billion at December 31, 2012. Our non-covered loan portfolio was $1.79 billion as of March 31, 2013, which is consistent with the balance as of December 31, 2012. Our covered loan portfolio decreased $11.1 million, or 4.5%, from December 31, 2012 to $237.8 million at March 31, 2013, reflecting normal repayments, charge-offs and foreclosures. The covered loan portfolio will continue to decline over the terms of the loss-share agreements. Covered loans include all loans covered under loss-share agreements from FDIC-assisted acquisitions and, as such, have significant loss protection.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, accruing loans 90 days or more past due, and OREO. At March 31, 2013, nonperforming assets not covered by loss-share agreements were $58.4 million, or 2.19% of total assets not covered by loss-share agreements, compared to $51.3 million, or 1.82% of total assets not covered by loss-share agreements, at December 31, 2012. Nonperforming assets, including assets covered under loss-share agreements, were $131.4 million, or 4.48% of total assets at March 31, 2013, compared to $121.3 million, or 3.93% of total assets, at December 31, 2012. For those nonperforming assets covered by loss-share agreements, we are provided with 80% loss protection from the FDIC.

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

Nonaccrual loans not covered by loss-share agreements were $27.2 million at March 31, 2013, an increase of $4.8 million from $22.4 million at December 31, 2012. Nonaccrual loans, including covered loans, were $79.5 million at March 31, 2013, an increase of $10.1 million from total nonaccrual loans of $69.4 million as of December 31, 2012. Included in nonaccrual loans not covered by loss-share agreements are certain credit relationships that were performing when acquired during 2012 from Carolina Federal, KeySource, or First Trust, and have since deteriorated into nonaccrual status. In addition, two credits in the originated portfolio amounting to $5.4 million migrated from a performing troubled debt restructuring (“TDR”) category into nonaccrual during the first quarter of 2013.

The following is a summary of nonperforming assets at the periods presented (dollars in thousands):

Table 5

Nonperforming Assets

	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Nonaccrual loans:
Not covered by loss-share agreements	$27,212	$22,442	$25,220	$25,351	$17,481
Covered by loss-share agreements	52,274	46,981	54,427	61,695	69,797
90 days or more past due:
Not covered by loss-share agreements	-	-	4,137	-	-
Covered by loss-share agreements	-	-	1	5	652
Other real estate owned:
Not covered by loss-share agreements	31,177	28,811	25,589	23,655	25,212
Covered by loss-share agreements	20,709	23,102	30,077	35,105	43,603
Total nonperforming assets	$131,372	$121,336	$139,451	$145,811	$156,745
Total nonperforming assets not covered by loss-share agreements	$58,389	$51,253	$54,946	$49,006	$42,693

Total nonperforming assets to total assets	4.48%	3.93%	5.14%	5.97%	6.51%
Total nonperforming assets to total assets (not covered by loss share)	2.19%	1.82%	2.28%	2.31%	2.07%

Total nonperforming loans to total portfolio loans	3.91%	3.41%	4.41%	4.95%	5.10%
Total nonperforming loans to total portfolio loans (not covered by loss share)	1.52%	1.26%	1.80%	1.72%	1.23%

Troubled debt restructurings not included in above	$10,896	$35,889	$38,239	$24,061	$29,617

At March 31, 2013, non-covered loans that were restructured or modified and were performing to the restructured terms totaled $10.9 million, a decrease of $25.0 million from $35.9 million of performing TDRs at December 31, 2012. The decrease was due to performing TDRs that were removed from reporting disclosure due to satisfactory performance and reporting requirements, as well as the aforementioned movement of $5.4 million from performing TDR status to nonaccrual loans in the first quarter of 2013.

At March 31, 2013, there were $51.9 million in assets classified as OREO, which is consistent with total OREO as of December 31, 2012. As of March 31, 2013 and December 31, 2012, we had $20.7 million and $23.1 million, respectively, of OREO covered under loss-share agreements. The carrying values of other real estate owned represent the lower of the carrying amount or fair value less costs to sell.

The following is a summary of OREO at the periods presented (dollars in thousands):

Table 6

Other Real Estate Owned

	March 31, 2013	December 31, 2012
Covered under loss-share agreements:
Residential 1-4 family properties	$7,083	$7,897
Multifamily properties	273	303
Commercial properties	4,620	5,226
Construction, land development and other land	8,733	9,676
	20,709	23,102
Not covered under loss-share agreements:
Residential 1-4 family properties	4,277	2,185
Commercial properties	8,151	7,882
Construction, land development and other land	18,749	18,744
	31,177	28,811
Total other real estate owned	$51,886	$51,913

Allowance for Loan Losses and Asset Quality

The allowance for loan losses was $38.1 million at March 31, 2013, a decrease of $2.1 million, or 5.3%, from allowance for loan losses of $40.3 million as of December 31, 2012. Loan loss reserves to total period-end portfolio loans were 1.88% and 1.98% at March 31, 2013 and December 31, 2012, respectively. Included in the $38.1 million amount is the allowance for loan losses for non-covered loans, which was $25.0 million as of March 31, 2013, which is consistent with the amount recorded as of December 31, 2012. Total portfolio loans, less loans recorded at fair value, was 1.68% and 1.72% of the allowance for loan losses for non-covered loans as of March 31, 2013 and December 31, 2012, respectively. The decrease in the allowance for loan losses was primarily due to the charge-off and/or movement to OREO of problem credits that were already fully reserved for as part of the allowance for loan loss calculation. These loans were replaced with non-accrual loans that required a lower level of specific reserve.

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

Net loan charge-offs for the first quarter of 2013 were $8.2 million, which included $4.5 million on loans covered under loss-share agreements and $3.7 million on loans not covered under loss-share agreements. The Company’s cost for the covered net loan charge-offs was $892,000, with the remainder being reimbursed by the FDIC. Combined with the $3.7 million of non-covered charge-offs, the Company incurred $4.6 million in charge-off losses, or 0.92% of average loans, during the first quarter of 2013, compared to $3.8 million, or 0.89% of average loans, for the first quarter of 2012.

The following table presents information related to the allowance for loan losses for the three months ended March 31, 2013 and 2012 (dollars in thousands):

Table 7

Analysis of Allowance for Loan Losses

	For the Three Months Ended March 31,
	2013	2012

Beginning balance	$40,292	$31,008
Provision for credit losses:
Non-covered loans	3,650	3,615
Covered loans	465	1,564
Increase in FDIC indemnification asset	1,913	6,258
Net charge-offs on loans covered under loss-share	(4,459)	(2,692)
Charge-offs on loans not covered under loss-share:
Commercial real estate	(420)	(1,556)
Commercial construction	(1,356)	(1,071)
Commercial and industrial	(1,276)	(240)
Residential construction	-	(17)
Residential mortgage	(792)	(397)
Consumer and other	(11)	(10)
Total charge-offs	(3,855)	(3,291)

Recoveries on loans not covered under loss-share:
Commercial real estate	4	13
Commercial construction	18	189
Commercial and industrial	75	32
Residential construction	4	-
Residential mortgage	38	23
Consumer and other	3	3
Total recoveries	142	260
Net charge-offs on loans not covered under loss-share	(3,713)	(3,031)
Ending balance	$38,148	$36,722

Ratios:
Ratio of allowance for loan losses to total portfolio loans	1.88%	2.13%
Total portfolio loans less fair value loans to allowance not covered by loss-share	1.68%	1.75%
Net charge-offs of portfolio loans to total average loans	1.63%	1.35%
Net charge-offs of portfolio loans to total average loans (non-covered)	0.84%	0.94%

Deposits

Total deposits at March 31, 2013 were $2.51 billion, a decrease of 5.6% from total deposits of $2.66 billion as of December 31, 2012. This decrease was primarily due to the Company’s decision to utilize excess liquidity and the acquired securities portfolios to repay wholesale and non-core deposits as they matured, as well as aggressively reducing deposit rates over the past two fiscal quarters. While wholesale deposits as a percentage of total deposits at March 31, 2013 remained consistent with December 31, 2012, wholesale certificates of deposit decreased by $47.1 million from December 31, 2012. Transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased $319.3 million, or 28.5%, over the past twelve months. At March 31, 2013, time deposits were 42.6% of total deposits, compared to 43.7% at December 31, 2012.

Capital Resources

The Company and BNC are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and BNC must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of March 31, 2013, the Company and BNC were “well capitalized” and exceeded the minimum thresholds established under this regulatory framework. There have been no conditions or events since March 31, 2013 that management believes have changed either the Company’s or BNC’s capital classifications.

On March 31, 2013, shareholders’ equity was $284.1 million, an increase of $1.9 million from shareholders’ equity of $282.2 million as of December 31, 2012. As stated previously, during the first quarter of 2013 the Company converted all 1,804,566 shares of Series B Preferred Stock to non-voting common stock and, on April 29, 2013, redeemed all 31,260 shares of the Company’s Series A Preferred Stock that were issued under the Treasury’s Troubled Asset Relief Program Capital Purchase Program.

At March 31, 2013, the Tier I risk-based capital ratio for BNC was 12.86%, the total risk-based capital ratio was 14.12% and all other capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures. At March 31, 2013, the Company’s total risk-based capital ratio was 14.08%, thus classifying the Company as “well-capitalized” for regulatory purposes.

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

Our cash liquidity position, which includes cash and cash equivalents and investment securities available for sale, aggregated $430.5 million at March 31, 2013, compared to $575.6 million at December 31, 2012. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $294.0 million from the FHLB of Atlanta, with $62.0 million outstanding at March 31, 2013. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $71.5 million, with no outstanding balances. These amounts are based on assets currently pledged. In addition, we may purchase federal funds through unsecured federal funds guidance lines of credit totaling $55.0 million, with no outstanding balance as of March 31, 2013.

We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Contractual Obligations

As discussed in Note 13 to the “Notes to Consolidated Financial Statements,” we entered into a $30.0 million term funding agreement in April 2013. The Term Loan bears interest as determined by the Company at either (i) 3.5%, plus a rate equal to the higher of (a) prime lending rate (published in the Wall Street Journal) as in effect from time to time, (b) the Federal Funds rate, as in effect from time to time, plus one- half of one percent per annum, and (c) LIBOR determined on a daily basis for a period of one month, plus 1.00%, or (ii) 4.5%, plus the 30, 60, or 90 day LIBOR. The interest rate has a floor of 1.00%. The Term Loan matures on April 26, 2018 and is amortized over the five year term. The Term Loan has customary reporting, financial, affirmative and negative covenants and includes a prepayment penalty during the first two years of the term.

Except for the term loan agreement noted above, all contractual obligations remained generally unchanged at March 31, 2013 compared to December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, BNC’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2012 to March 31, 2013.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 11 “Off-Balance Sheet Risk” in the “Notes to Consolidated Financial Statements”.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ W. Swope Montgomery, Jr.	President, Chief Executive	May 10, 2013
W. Swope Montgomery, Jr.	Officer and Director

/s/ David B. Spencer	Executive Vice President, and	May 10, 2013
David B. Spencer	Chief Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment dated February 7, 2013 regarding the Mandatory Convertible Non-Voting Preferred Stock, Series B, incorporated by reference to Exhibit 3.1 to the Current Report on From 8-K, filed with the SEC on February 11, 2013.

10.1	Amendment Number 2 to the Investment Agreement dated as of February 7, 2013, by and between BNC Bancorp and Aquiline BNC Holdings LLC, incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and15d-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101) *	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 10, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

