Form 10-Q
period 2013-06-30
BNC BANCORP
filed 2013-08-09
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, the registrant had outstanding 26,486,710 shares of Common Stock, no par value.

BNC BANCORP AND SUBSIDIARIES

FORM 10-Q

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,
	2013	December 31,
	(Unaudited)	2012
Assets
Cash and due from banks	$37,782	$42,989
Interest-earning deposits in other banks	45,661	191,082
Investment securities available-for-sale, at fair value	242,576	341,539
Investment securities held-to-maturity, at amortized cost (fair value of $216,625 and $118,235 at June 30, 2013 and December 31, 2012, respectively)	223,503	114,805
Federal Home Loan Bank stock, at cost	9,780	7,604
Loans held for sale	39,954	57,414
Loans:
Covered under loss-share agreements	219,282	248,930
Not covered under loss-share agreements	1,829,659	1,786,328
Less allowance for loan losses	(32,859)	(40,292)
Net loans	2,016,082	1,994,966
Accrued interest receivable	11,675	11,363
Premises and equipment, net	69,522	66,615
Other real estate owned:
Covered under loss-share agreements	17,668	23,102
Not covered under loss-share agreements	29,143	28,811
FDIC indemnification asset	38,166	53,519
Investment in bank-owned life insurance	71,956	70,756
Goodwill and other intangible assets, net	31,671	32,193
Other assets	44,497	47,030
Total assets	$2,929,636	$3,083,788

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$275,984	$275,605
Interest-bearing demand	1,152,779	1,221,089
Time deposits	999,552	1,159,615
Total deposits	2,428,315	2,656,309
Short-term borrowings	112,105	32,382
Long-term debt	115,592	88,173
Accrued expenses and other liabilities	19,179	24,680
Total liabilities	2,675,191	2,801,544

Shareholders' Equity:
Preferred stock, no par value, authorized 20,000,000 shares;
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 31,260 shares issued and outstanding at December 31, 2012, net of discount	-	30,717
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 1,804,566 shares issued and outstanding at December 31, 2012	-	17,161
Common stock, no par value; authorized 60,000,000 shares; 20,486,997 and 20,462,667 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	158,075	157,541
Common stock, non-voting, no par value; authorized 20,000,000 shares; 5,992,213 and 4,187,647 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	57,849	40,688
Retained earnings	35,948	30,708
Stock in directors rabbi trust	(3,019)	(3,090)
Directors deferred fees obligation	3,019	3,090
Accumulated other comprehensive income	2,573	5,429
Total shareholders' equity	254,445	282,244
Total liabilities and shareholders' equity	$2,929,636	$3,083,788

See accompanying notes to consolidated financial statements.

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest Income:
Loans, including fees	$29,618	$22,745	$58,759	$46,122
Investment securities:
Taxable	1,047	1,193	2,086	2,525
Tax-exempt	2,926	2,312	5,774	4,739
Interest-earning balances and other	84	48	207	91
Total interest income	33,675	26,298	66,826	53,477
Interest Expense:
Demand deposits	3,539	3,484	7,139	7,143
Time deposits	2,785	3,810	5,937	7,862
Short-term borrowings	134	129	171	261
Long-term debt	906	719	1,480	1,443
Total interest expense	7,364	8,142	14,727	16,709
Net Interest Income	26,311	18,156	52,099	36,768
Provision for loan losses, net	2,288	8,330	6,403	13,509
Net interest income after provision for loan losses	24,023	9,826	45,696	23,259
Non-Interest Income:
Mortgage fees	2,480	1,378	4,861	2,494
Service charges	1,034	749	1,960	1,487
Gain on sale of SBA loans	250	669	603	897
Earnings on bank-owned life insurance	542	395	1,101	805
Gain (loss) on sale of investment securities, net	176	-	(52)	1,619
Bargain purchase gain on acquisition	-	7,734	719	7,734
Other	1,120	757	2,612	2,455
Total non-interest income	5,602	11,682	11,804	17,491
Non-Interest Expense:
Salaries and employee benefits	12,728	9,692	25,533	19,593
Occupancy	1,507	1,078	3,190	2,198
Furniture and equipment	1,260	952	2,639	2,026
Data processing and supplies	720	696	1,443	1,393
Advertising and business development	610	375	1,197	763
Insurance, professional and other services	1,457	1,221	2,915	2,566
FDIC insurance assessments	780	500	1,446	1,100
Loan, foreclosure and other real estate owned expenses	2,876	3,145	4,894	4,621
Other	1,821	1,518	3,618	2,742
Total non-interest expense	23,759	19,177	46,875	37,002
Income before income tax expense (benefit)	5,866	2,331	10,625	3,748
Income tax expense (benefit)	1,199	40	1,679	(268)
Net Income	4,667	2,291	8,946	4,016
Less preferred stock dividends and discount accretion	531	601	1,060	1,202
Net Income Available to Common Shareholders	$4,136	$1,690	$7,886	$2,814

Basic earnings per common share	$0.16	$0.13	$0.30	$0.24
Diluted earnings per common share	$0.16	$0.13	$0.30	$0.24
Dividends declared and paid per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements.

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$4,667	$2,291	$8,946	$4,016

Other comprehensive income (loss):
Investment securities:
Unrealized holding gain (loss) on investments securities available-for-sale	(8,779)	2,041	(11,883)	2,985
Tax effect	3,385	(786)	4,581	(1,150)
Reclassification of (gains) losses recognized in net income	(176)	-	52	(1,619)
Tax effect	68	-	(20)	624
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(148)	(135)	(291)	(269)
Tax effect	57	52	112	104
Net of tax amount	(5,593)	1,172	(7,449)	675
Cash flow hedging activities:
Unrealized holding gains (losses)	3,709	(218)	2,936	(432)
Tax effect	(1,430)	83	(1,132)	166
Reclassification of losses recognized in net income	2,333	1,874	4,538	3,793
Tax effect	(899)	(722)	(1,749)	(1,462)
Net of tax amount	3,713	1,017	4,593	2,065
Total other comprehensive income (loss)	(1,880)	2,189	(2,856)	2,740
Total comprehensive income	$2,787	$4,480	$6,090	$6,756

See accompanying notes to consolidated financial statements.

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2013 and 2012

(Dollars in thousands, except per share data)

												Directors	Accumulated
			Non-voting		Common	Preferred	Preferred	Preferred	Preferred		Stock in	deferred	other
	Common stock		common stock		stock	stock	stock	stock	stock	Retained	directors	fees	comprehensive
	Shares	Amount	Shares	Amount	warrants	Series A	Series B	Series B-1	Series C	earnings	rabbi trust	obligation	income	Total

Balance, December 31, 2011	9,100,890	$87,421	-	$-	$2,412	$30,237	$17,161	$-	$-	$25,614	$(2,505)	$2,505	$1,010	$163,855
Net income	-	-	-	-	-	-	-	-	-	4,016	-	-	-	4,016
Directors deferred fees	-	-	-	-	-	-	-	-	-	-	(513)	513	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	-	-	2,740	2,740
Common stock issued pursuant to:
Exercise of stock options	48,092	286	-	-	-	-	-	-	-	-	-	-	-	286
Income tax benefit	-	17	-	-	-	-	-	-	-	-	-	-	-	17
Shares traded to exercise options	(19,189)	(148)	-	-	-	-	-	-	-	-	-	-	-	(148)
Stock-based compensation	10,823	237	-	-	-	-	-	-	-	-	-	-	-	237
Dividend reinvestment plan	13,270	101	-	-	-	-	-	-	-	-	-	-	-	101
Preferred stock issued, net	-	-	-	-	-	-	-	40,688	27,620	-	-	-	-	68,308
Cash dividends:
Common stock, $0.10 per share	-	-	-	-	-	-	-	-	-	(911)	-	-	-	(911)
Preferred stock, net of accretion	-	-	-	-	-	240	-	-	-	(1,202)	-	-	-	(962)
Balance, June 30, 2012	9,153,886	$87,914	-	$-	$2,412	$30,477	$17,161	$40,688	$27,620	$27,517	$(3,018)	$3,018	$3,750	$237,539

Balance, December 31, 2012	20,462,667	$157,541	4,187,647	$40,688	$-	$30,717	$17,161	$-	$-	$30,708	$(3,090)	$3,090	$5,429	$282,244
Net income	-	-	-	-	-	-	-	-	-	8,946	-	-	-	8,946
Directors deferred fees	-	-	-	-	-	-	-	-	-	-	71	(71)	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	-	-	-	-	(2,856)	(2,856)
Redemption of preferred stock	-	-	-	-	-	(31,260)	-	-	-	-	-	-	-	(31,260)
Stock-based compensation	10,604	406	-	-	-	-	-	-	-	-	-	-	-	406
Dividend reinvestment plan	13,726	128	-	-	-	-	-	-	-	-	-	-	-	128
Conversion of preferred stock	-	-	1,804,566	17,161	-	-	(17,161)	-	-	-	-	-	-	-
Cash dividends:
Common stock, $0.10 per share	-	-	-	-	-	-	-	-	-	(2,646)	-	-	-	(2,646)
Preferred stock, net of accretion	-	-	-	-	-	543	-	-	-	(1,060)	-	-	-	(517)
Balance, June 30, 2013	20,486,997	$158,075	5,992,213	$57,849	$-	$-	$-	$-	$-	$35,948	$(3,019)	$3,019	$2,573	$254,445

See accompanying notes to consolidated financial statements.

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012

Operating activities
Net income	$8,946	$4,016
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,403	13,509
Depreciation and amortization	2,162	1,384
Amortization of premiums, net	2,309	447
Amortization of intangible assets	522	265
Accretion of fair value purchase accounting adjustments	(8,094)	(2,173)
Bargain purchase gain on acquisition	(719)	(7,734)
Cash flow hedge expense	4,538	3,793
Stock-based compensation	406	237
Deferred compensation	363	420
Earnings on bank-owned life insurance	(1,101)	(805)
Net loss (gain) on sale of investment securities available-for-sale	52	(1,619)
Loss on sale of premises and equipment	42	183
Losses on other real estate owned	1,695	2,631
Gain on sale of loans (mortgage fees)	(4,861)	(2,494)
Origination of loans held for sale	(175,967)	(113,304)
Proceeds from sales of loans held for sale	198,288	107,601
(Increase) decrease in accrued interest receivable	(312)	1,189
Decrease in FDIC indemnification asset	16,140	33,331
Decrease in other assets	6,196	847
(Decrease) increase in accrued expenses and other liabilities	(5,968)	240
Net cash provided by operating activities	51,040	41,964
Investing activities
Purchases of investment securities available-for-sale	(51,238)	(9,395)
Purchases of investment securities held-to-maturity	(24,093)	(4,584)
Proceeds from sales of investment securities available-for-sale	15,797	39,571
Proceeds from maturities and payments of investment securities available-for-sale	34,153	21,552
Proceeds from maturities and payments of investment securities held-to-maturity	1,163	-
(Purchase) redemption of Federal Home Loan Bank stock	(2,176)	1,912
Net increase in loans	(33,085)	(54,341)
Purchases of premises and equipment	(4,847)	(4,686)
Proceeds from disposal of premises and equipment	6	283
Investment in bank-owned life insurance	(99)	-
Investment in other real estate owned	(1,399)	(780)
Proceeds from sales of other real estate owned	18,276	25,600
Net cash received from acquisitions	-	29,794
Net cash (used in) provided by investing activities	(47,542)	44,926
Financing activities
Net decrease in deposits	(226,898)	(81,765)
Net increase (decrease) in short-term borrowings	79,723	(57,740)
Net increase in long-term-debt	27,345	-
Preferred stock (redeemed) issued, net	(31,260)	68,308
Common stock issued from exercise of stock options	-	138
Common stock issued pursuant to dividend reinvestment plan	128	101
Cash dividends paid, net of accretion	(3,164)	(1,873)
Net cash used in financing activities	(154,126)	(72,831)
Net (decrease) increase in cash and cash equivalents	(150,628)	14,059
Cash and cash equivalents, beginning of period	234,071	55,829
Cash and cash equivalents, end of period	$83,443	$69,888
Supplemental Statement of Cash Flows Disclosure
Interest paid	$14,132	$16,856
Income taxes paid	502	1,606
Summary of Noncash Investing and Financing Activities
Transfer of loans to foreclosed real estate	$14,132	$23,716
FDIC indemnification asset increase for losses, net	3,559	9,520
Transfer of investment securities from available-for-sale to held-to-maturity	86,526	-

See accompanying notes to consolidated financial statements.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those relating to the allowance for loan losses, determination of fair value of acquired assets and assumed liabilities, and valuation of goodwill and intangible assets.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under this update, the Company will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The scope would include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements. This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position. The objective of this update is to support further convergence between U.S. GAAP and International Financial Reporting Standards. In January 2013, the FASB released ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under this update, the FASB limited the scope of ASU 2011-11 to items identified in the implementation guidance which include derivatives, sale and repurchase agreements and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting agreement. Both of these updates are effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – ACQUISITIONS

Pending Acquisition of Randolph Bank and Trust Company

On May 31, 2013, the Company entered into an Agreement and Plan of Merger with Randolph Bank and Trust Company (“Randolph”), a commercial bank with $302 million in assets serving small businesses and professionals in the Piedmont-Triad area of North Carolina. Randolph operates six branches and aligns with the Company’s strategy of growth focused within existing markets. The Company anticipates that the acquisition will close in the fourth quarter of 2013, subject to customary closing conditions, including regulatory approval and approval of Randolph’s shareholders.

Under the merger agreement, Randolph common shareholders will receive an amount of cash or shares of the Company’s common stock equal to $10.00 per share, subject to certain collars, for an aggregate deal value for common shareholders of approximately $10.4 million. Eighty percent of the total consideration received by Randolph common shareholders will be the Company’s voting common stock and the remainder will be cash. Randolph’s three series of preferred stock will cease to exist and will be converted into the right to receive cash in the amount of $1,000 per share, plus any accrued dividends.

Acquisition of First Trust Bank

On November 30, 2012, the Company completed the acquisition of First Trust Bank (“First Trust”), which operated three branches in Charlotte, North Carolina. The acquisition of First Trust expanded and enhanced the BNC franchise in the metropolitan Charlotte market.

Subsequent to the initial reporting of the assets acquired and the liabilities assumed in the First Trust acquisition, the Company made additional measurement period adjustments to the fair value of assets acquired and liabilities assumed. As a result of these measurement period adjustments, the Company recognized $719,000 of additional bargain purchase gain during the first quarter of 2013, which was recorded as a component of non-interest income.

A summary of assets received and liabilities assumed for First Trust and the estimated fair value adjustments are as follows (dollars in thousands):

	As Recorded by First Trust	Fair Value Adjustments		As Initially Recorded by BNC	Measurement Period Adjustments		As Recorded by BNC
Assets
Cash and due from banks	$46,079	$-		$46,079	$-		$46,079
Investment securities available-for-sale	124,616	-		124,616	-		124,616
Federal Home Loan Bank stock, at cost	753	-		753	-		753
Loans	179,702	(9,820	)(1)	169,882	-		169,882
Premises and equipment	6,938	866	(2)	7,804	-		7,804
Accrued interest receivable	1,565	-		1,565	-		1,565
Other real estate owned	8,686	(535	)(3)	8,151	-		8,151
Core deposit intangible	-	1,826	(4)	1,826	-		1,826
Other assets	12,337	3,295	(5)	15,632	-		15,632
Total assets acquired	$380,676	$(4,368)		$376,308	$-		376,308
Liabilities
Deposits	$(323,139)	$(884	)(6)	(324,023)	$-		$(324,023)
Short-term borrowings	(7,899)	-		(7,899)	-		(7,899)
Other liabilities	(2,849)	-		(2,849)	719	(7)	(2,130)
Total liabilities assumed	$(333,887)	$(884)		$(334,771)	$719		(334,052)

Net assets acquired							42,256
Total consideration paid							36,565
Bargain purchase gain							$5,691

Explanation of fair value adjustments:
(1)	-	Adjustment for the fair value of the acquired loan portfolio.
(2)	-	Adjustment for fair value of acquired premises and equipment.
(3)	-	Adjustment for the fair value of the acquired other real estate owned.
(4)	-	Adjustment for the estimated value of the core deposit intangible.
(5)	-	Adjustment for deferred tax asset recognized from acquisition.
(6)	-	Adjustment for the estimated fair value of time deposits.
(7)	-	Adjustment for cancellation of split dollar life insurance plan.

A summary of the consideration paid for First Trust is as follows (dollars in thousands):

Common stock issued (3,276,101 shares)	$26,177
Cash payments to First Trust stockholders	10,388
Total consideration paid	$36,565

Acquisition of KeySource Financial, Inc.

On September 14, 2012, the Company completed the acquisition of KeySource Financial, Inc. (“KeySource”), which operated one branch in Durham, North Carolina. The acquisition of KeySource expanded and enhanced the BNC franchise in the Raleigh-Durham market.

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

None of the goodwill is deductible for tax purposes.

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

FDIC-Assisted Acquisition of Carolina Federal Savings Bank

On June 8, 2012, the Company acquired certain assets and liabilities of Carolina Federal Savings Bank (“Carolina Federal”), a federal thrift organized under the laws of the United States and headquartered in Charleston, South Carolina, from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver of Carolina Federal. Carolina Federal operated two branches in the Charleston market. There is no loss-sharing arrangement with the FDIC with respect to this transaction. The FDIC paid the Company an asset discount in the amount of $10.7 million at closing and the deposits were acquired without a premium.

A summary of the assets received and liabilities assumed from the FDIC for Carolina Federal and the estimated fair value adjustments are as follows (dollars in thousands):

	As Recorded by	Fair Value		As Recorded
	Carolina Federal	Adjustments		by BNC
Assets
Cash and due from banks	$8,394	$-		$8,394
Federal Home Loan Bank stock, at cost	112	-		112
Loans	32,328	(2,862	)(1)	29,466
Accrued interest receivable	124	-		124
Core deposit intangible	-	93	(2)	93
Other assets	35	1,291	(3)	1,326
Total assets acquired	$40,993	$(1,478)		$39,515
Liabilities
Deposits	$(52,992)	$(148	)(4)	$(53,140)
Deferred tax liability	-	(2,981	)(5)	(2,981)
Other liabilities	(42)	-		(42)
Total liabilities assumed	(53,034)	(3,129)		(56,163)
Excess of liabilities assumed over assets acquired	$(12,041)

Aggregate fair value adjustments		$(4,607)

Cash received from the FDIC				21,400
Net assets acquired (net after-tax gain)				4,752
Income tax effect				2,982
Net assets acquired (bargain purchase gain)				$7,734

Explanation of fair value adjustments:
(1)	-	Adjustment for the fair value of the acquired loan portfolio.
(2)	-	Adjustment for the estimated value of the core deposit intangible.
(3)	-	Adjustment for amount due to BNC from the FDIC.
(4)	-	Adjustment for the estimated fair value of time deposits.
(5)	-	Adjustment for the deferred tax liability from the acquisition gain.

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

Conversion of Preferred Stock

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

On April 29, 2013, the Company redeemed all 31,260 shares of the Company’s Series A Preferred Stock that were issued under the Treasury’s Troubled Asset Relief Program Capital Purchase Program. The redemption was made using cash on hand and the proceeds of a $30.0 million term loan that was obtained in April 2013. See further discussion of the terms of the loan agreement at Note 9.

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

The Company's basic and diluted earnings per share calculations are presented in the following table (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common shareholders	$4,136	$1,690	$7,886	$2,814
Add: Convertible preferred stock dividends	-	90	-	180
Net income available to participating common shareholders	$4,136	$1,780	$7,886	$2,994

Weighted average common shares - basic	26,474,878	11,744,896	26,090,711	10,425,423
Add: Effect of convertible preferred stock	-	1,804,566	378,860	1,804,566
Weighted average participating common shares - basic	26,474,878	13,549,462	26,469,571	12,229,989
Effects of dilutive Stock Rights	23,132	6,972	16,529	7,833
Weighted average participating common shares - diluted	26,498,010	13,556,434	26,486,100	12,237,822

Basic earnings per common share	$0.16	$0.13	$0.30	$0.24
Diluted earnings per common share	$0.16	$0.13	$0.30	$0.24

For the three and six months ended June 30, 2013, respectively, there were 415,936 shares of Stock Rights excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods. For the three and six months ended June 30, 2012, respectively, there were 669,927 shares of Stock Rights excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2013:
Available-for-sale:
U.S. government agencies	$15,479	$245	$204	$15,520
State and municipals	160,349	3,738	4,853	159,234
Corporate debt securities	8,000	-	97	7,903
Mortgage-backed securities:
Residential government sponsored	49,660	2,044	548	51,156
Other government sponsored	8,465	306	8	8,763
	$241,953	$6,333	$5,710	$242,576
Held-to-maturity:
State and municipals	$207,503	$630	$6,468	$201,665
Other debt securities	16,000	-	1,040	14,960
	$223,503	$630	$7,508	$216,625

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012:
Available-for-sale:
U. S government agencies	$15,735	$660	$-	$16,395
State and municipals	213,679	11,359	1,152	223,886
Mortgage-backed securities:
Residential government sponsored	83,764	3,155	29	86,890
Other government sponsored	13,923	450	5	14,368
	$327,101	$15,624	$1,186	$341,539
Held-to-maturity:
State and municipals	$108,805	$4,576	$146	$113,235
Other debt securities	6,000	-	1,000	5,000
	$114,805	$4,576	$1,146	$118,235

During the second quarter of 2013, the Company transferred $86.5 million of available-for-sale state and municipal debt securities to the held-to-maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The related $1.2 million of unrealized holding gain that was included in the transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The amortized cost and estimated fair value of investment securities at June 30, 2013, by contractual maturity, are shown below (dollars in thousands). The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value

Available-for-sale:
Due in one year or less	$4,904	$4,995
Due after one through five years	491	500
Due after five through ten years	18,353	18,381
Due after ten years	218,205	218,700
	$241,953	$242,576

Held-to-maturity:
Due in one year or less	$544	$562
Due after one year through five years	866	870
Due after five through ten years	23,868	22,868
Due after ten years	198,225	192,325
	$223,503	$216,625

At June 30, 2013 and December 31, 2012, investment securities with an estimated fair value of approximately $168.2 million and $175.1 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following is a summary of realized gains and losses from the sales of investment securities classified as available-for-sale (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013		2012	2013	2012

Proceeds from sales	$-		$-	$15,797	$39,571

Gross realized gains on sales	$176	(1)	$-	$176	$1,720
Gross realized losses on sales	-		-	(228)	(101)
Total realized gains (losses), net	$176		$-	$(52)	$1,619

(1) Gain was derived from the redemption of preferred stock from another financial institution that was purchased at auction from the U.S. Treasury.

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2013:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:
U.S. Government agencies	$5,799	$204	$-	$-	$5,799	$204
State and municipals	73,625	4,853	-	-	73,625	4,853
Corporate debt securities	7,903	97	-	-	7,903	97
Mortgage-backed securities	23,756	556	-	-	23,756	556
	$111,083	$5,710	$-	$-	$111,083	$5,710

Held-to-maturity:
State and municipals	$161,054	$6,468	$-	$-	$161,054	$6,468
Other debt securities	-	-	4,960	1,040	4,960	1,040
	$161,054	$6,468	$4,960	$1,040	$166,014	$7,508

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:
State and municipals	$75,551	$1,152	$-	$-	$75,551	$1,152
Mortgage-backed securities	22,465	34	-	-	22,465	34
	$98,016	$1,186	$-	$-	$98,016	$1,186

Held-to-maturity:
State and municipals	$10,301	$146	$-	$-	$10,301	$146
Other debt securities	-	-	5,000	1,000	5,000	1,000
	$10,301	$146	$5,000	$1,000	$15,301	$1,146

At June 30, 2013, the unrealized losses relate to 196 state and municipal securities, 23 mortgage-backed securities, three agency securities, two corporate debt securities and two other debt securities. Of those, only the two other debt securities were in a continuous unrealized loss position for more than twelve months. In determining if any credit losses were evident, the Company noted all of the state and municipal securities were investment grade as of June 30, 2013. The gross unrealized losses reported for the agency securities and the mortgage-backed securities relate to investment securities issued by the Federal National Mortgage Association, the Government National Mortgage Association, or the Federal Home Loan Mortgage Corporation. The unrealized losses at June 30, 2013 were primarily attributable to recent changes in interest rates and not due to the credit quality of the investment securities. The Company noted the issuers of the corporate and other debt securities are financially sound and well capitalized. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these debt securities before the anticipated recovery of the amortized cost basis and; therefore, does not consider them to be other-than-temporarily impaired at June 30, 2013.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans, including loans covered under loss-share agreements with the FDIC (“covered”) and loans not covered under loss-share agreements (“non-covered”) at June 30, 2013 and December 31, 2012 are summarized below (dollars in thousands):

	June 30, 2013			December 31, 2012
	Covered	Non-covered		Covered	Non-covered
	Loans (1)	Loans (2)	Total	Loans (1)	Loans (2)	Total

Commercial real estate	$108,244	$1,100,280	$1,208,524	$114,757	$1,034,686	$1,149,443
Commercial construction	23,370	174,178	197,548	33,447	183,747	217,194
Commercial and industrial	8,983	165,540	174,523	10,898	150,870	161,768
Leases	-	14,949	14,949	-	13,209	13,209
Total commercial	140,597	1,454,947	1,595,544	159,102	1,382,512	1,541,614
Residential construction	212	32,913	33,125	215	34,514	34,729
Residential mortgage	76,156	333,281	409,437	87,015	359,260	446,275
Consumer and other	2,317	8,518	10,835	2,598	10,042	12,640
	$219,282	$1,829,659	$2,048,941	$248,930	$1,786,328	$2,035,258

(1) The unpaid principal balance for covered loans was $230.6 million and $272.7 million at June 30, 2013 and December 31, 2012, respectively.

(2) Amount includes $300.7 million and $347.2 million of acquired, non-covered loans as of June 30, 2013 and December 31, 2012, respectively.

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

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected. The changes in the carrying amount of covered acquired loans and accretable yield for loans receivable for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
	Accretable	Carrying	Accretable	Carrying
	Yield	Amount	Yield	Amount

Balance at beginning of period	$(12,895)	$248,930	$(8,387)	$320,033
Reductions from payments and foreclosures, net	-	(35,488)	-	(74,998)
Reclass from non-accretable to accretable yield	(1,190)	-	(8,403)	-
Accretion	5,840	5,840	3,895	3,895
Balance at end of period	$(8,245)	$219,282	$(12,895)	$248,930

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank. At June 30, 2013 and December 31, 2012, real estate loans with carrying values of $358.1 million and $462.4 million, respectively, were pledged to secure borrowing facilities from these institutions.

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

Residential mortgage loans

Each residential mortgage loan is underwritten using credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. To the extent that the loan is secured by collateral, the likely value of that collateral is evaluated. Common risks to each class of non-commercial loans include risks that are not specific to individual transactions such as general economic conditions within the markets BNC serves, particularly unemployment and potential declines in real estate values. Personal events such as disability or change in marital status also add risk to residential mortgage loans. Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Company will receive no proceeds from the sale of the property until the first mortgage has been completely repaid. Over the past two years the Company has significantly tightened underwriting criteria and requirements for second mortgage and home equity lines of credit. This includes requiring higher credit scores from borrowers and limiting loan-to-value ratios.

Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  At June 30, 2013, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $92.0 million, which represented approximately 98% of the total second liens held by the Company.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans by obtaining updated credit information on all borrowers from the credit bureaus as part of the overall management of the relationship. If these procedures identify significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15 year maturity and draw period. Scheduled monthly interest payments are the only required payments during the term of the line. The full principal amount is due at maturity as a lump-sum balloon payment.  At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are generally obtained.  Our underwriting criteria for such loans require the borrowers to qualify as if the loans require principal and interest payments for the complete term of the loans sufficient to fully amortize the loans.  If the borrowers qualify under our current underwriting standards, the loans are either renewed, converted to conventional second mortgage loans that are fully amortizing, or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals. The following table summarizes the maturity dates of our home equity lines of credit as of June 30, 2013 (dollars in thousands):

2013	$485
2014	1,733
2015	1,343
2016	3,316
2017	3,367
2018	4,801
Thereafter	101,523
$116,568

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

An analysis of the allowance for loan losses for the three and six months ended June 30, 2013 and 2012, respectively, is as follows (dollars in thousands):

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
	Real Estate	Construction	and Industrial	Leases	Construction	Mortgage	and Other	Total
2013
Allowance for loan losses:
Three months ended:
Balance April 1, 2013	$12,531	$10,054	$3,547	$-	$345	$11,536	$135	$38,148
Charge-offs	(318)	(4,805)	(900)	-	-	(3,092)	(214)	(9,329)
Recoveries	868	801	193	-	16	90	10	1,978
Provision (a)	880	(498)	718	-	17	842	329	2,288
Change in FDIC indemnification asset (a)	(1,070)	1,445	(17)	-	(1)	(603)	20	(226)
Balance June 30, 2013	$12,891	$6,997	$3,541	$-	$377	$8,773	$280	$32,859

Six months ended:
Balance January 1, 2013	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292
Charge-offs	(1,725)	(7,924)	(2,239)	-	-	(5,671)	(226)	(17,785)
Recoveries	872	835	286	-	21	233	15	2,262
Provision (a)	(365)	2,360	1,935	(18)	(235)	2,391	335	6,403
Change in FDIC indemnification asset (a)	(1,609)	1,919	(19)	-	(2)	1,379	19	1,687
Balance June 30, 2013	$12,891	$6,997	$3,541	$-	$377	$8,773	$280	$32,859

2012
Allowance for loan losses:
Three months ended:
Balance April 1, 2012	$10,695	$13,115	$4,966	$18	$620	$7,250	$58	$36,722
Charge-offs	(2,075)	(5,525)	(1,405)	-	(163)	(1,248)	(87)	(10,503)
Recoveries	4	676	185	-	-	555	6	1,426
Provision (b)	2,630	2,864	1,845	-	193	681	117	8,330
Change in FDIC indemnification asset (b)	3,081	-	-	-	-	1,800	-	4,881
Balance June 30, 2012	$14,335	$11,130	$5,591	$18	$650	$9,038	$94	$40,856

Six months ended:
Balance January 1, 2012	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008
Charge-offs	(3,789)	(7,689)	(2,130)	-	(180)	(2,587)	(111)	(16,486)
Recoveries	17	865	217	-	-	578	9	1,686
Provision (b)	2,912	4,717	2,798	-	131	2,904	47	13,509
Change in FDIC indemnification asset (b)	3,406	2,280	368	-	-	5,085	-	11,139
Balance June 30, 2012	$14,335	$11,130	$5,591	$18	$650	$9,038	$94	$40,856

(a) The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(62,000) and $400,000 for the three and six months ended June 30, 2013, respectively. This resulted in a (decrease) increase in the FDIC indemnification asset of $(226,000) and $1.7 million for the three and six months ended June 30, 2013, respectively, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loans portfolio of $(288,000) and $2.1 million for the three and six months ended June 30, 2013, respectively.

(b) The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $1.0 million and $2.7 million for the three and six months ended June 30, 2012, respectively. This resulted in an increase in the FDIC indemnification asset of $4.9 million and $11.1 million for the three and six months ended June 30, 2012, respectively, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loans portfolio of $5.9 million and $13.8 million for the three and six months ended June 30, 2012, respectively.

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
June 30, 2013	Real Estate	Construction	and Industrial	Leases	Construction	Mortgage	and Other	Total
Ending balances:
Specific reserves:
Impaired loans	$2,926	$738	$24	$-	$52	$1,717	$52	$5,509
Purchase credit impaired loans	4,516	613	717	-	-	2,795	-	8,641
Total specific reserves	7,442	1,351	741	-	52	4,512	52	14,150
General reserves	5,449	5,646	2,800	-	325	4,261	228	18,709
Total	$12,891	$6,997	$3,541	$-	$377	$8,773	$280	$32,859

Loans:
Ending balance:
Individually evaluated for impairment	$34,093	$12,949	$776	$-	$582	$15,313	$62	$63,775
Purchase credit impaired loans	111,568	27,652	9,843	-	970	59,139	2,314	211,486
Loans collectively evaluated for impairment	1,062,863	156,947	163,904	14,949	31,573	334,985	8,459	1,773,680
Total	$1,208,524	$197,548	$174,523	$14,949	$33,125	$409,437	$10,835	$2,048,941

December 31, 2012
Ending balances:
Specific reserves:
Impaired loans	$578	$3,023	$4	$-	$2	$1,612	$-	$5,219
Purchase credit impaired loans	6,518	2,704	1,569	-	-	4,000	18	14,809
Total specific reserves	7,096	5,727	1,573	-	2	5,612	18	20,028
General reserves	8,622	4,080	2,005	18	591	4,829	119	20,264
Total	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292

Loans:
Ending balance:
Individually evaluated for impairment	$26,076	$19,367	$1,682	$-	$361	$16,850	$127	$64,463
Purchase credit impaired loans	121,983	34,666	12,397	-	5,741	68,273	2,590	245,650
Loans collectively evaluated for impairment	1,001,384	163,161	147,689	13,209	28,627	361,152	9,923	1,725,145
Total	$1,149,443	$217,194	$161,768	$13,209	$34,729	$446,275	$12,640	$2,035,258

The following presents information related to impaired loans, excluding purchased impaired loans, as of June 30, 2013 and December 31, 2012 (dollars in thousands):

				Impaired Loans - With
	Impaired Loans - With Allowance			No Allowance
		Unpaid	Allowance for		Unpaid
	Recorded	Principal	Loan Losses	Recorded	Principal
June 30, 2013:	Investment	Balance	Allocated	Investment	Balance
Originated:
Commercial real estate	$27,652	$27,585	$2,926	$6,522	$6,507
Commercial construction	4,982	5,046	738	7,981	8,287
Commercial and industrial	778	776	24	-	-
Residential construction	583	582	52	-	-
Residential mortgage	14,523	14,487	1,717	826	826
Consumer and other	62	62	52	-	-
Total originated	48,580	48,538	5,509	15,329	15,620
Acquired (non-covered):
Commercial real estate	-	-	-	173	180
Commercial construction	-	-	-	245	245
Commercial and industrial	-	-	-	298	310
Residential mortgage	-	-	-	1,659	1,805
Consumer and other	-	-	-	4	5
Total acquired (non-covered)	-	-	-	2,379	2,545
Acquired (covered):
Commercial real estate	-	-	-	745	779
Commercial construction	-	-	-	313	340
Commercial and industrial	-	-	-	137	170
Residential mortgage	-	-	-	6,647	6,885
Total acquired (covered)	-	-	-	7,842	8,174
Total loans	$48,580	$48,538	$5,509	$25,550	$26,339

				Impaired Loans - With
	Impaired Loans - With Allowance			No Allowance
		Unpaid	Allowance for		Unpaid
	Recorded	Principal	Loan Losses	Recorded	Principal
December 31, 2012:	Investment	Balance	Allocated	Investment	Balance
Originated:
Commercial real estate	$7,918	$7,891	$562	$17,915	$17,867
Commercial construction	11,838	11,815	3,022	7,581	7,552
Commercial and industrial	99	99	1	1,352	1,351
Residential construction	362	361	2	-	-
Residential mortgage	10,772	10,755	1,526	4,801	4,788
Consumer and other	-	-	-	124	122
Total originated	30,989	30,921	5,113	31,773	31,680
Acquired (non-covered):
Commercial real estate	500	800	16	248	256
Commercial and industrial	240	240	3	-	-
Residential mortgage	601	607	87	765	895
Consumer and other	-	-	-	5	5
Total acquired (non-covered)	1,341	1,647	106	1,018	1,156
Acquired (covered):
Commercial real estate	-	-	-	548	625
Commercial construction	-	-	-	530	561
Commercial and industrial	-	-	-	143	176
Residential mortgage	-	-	-	5,504	5,749
Total acquired (covered)	-	-	-	6,725	7,111
Total loans	$32,330	$32,568	$5,219	$39,516	$39,947

The following presents information related to the average recorded investment, excluding purchase impaired loans, and interest income recognized on impaired loans for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income	recorded	income
	investment	recognized	investment	recognized	investment	recognized	investment	recognized
Impaired loans with allowance:
Commercial real estate	$23,271	$215	$19,147	$96	$14,945	$272	$12,375	$146
Commercial construction	6,837	50	7,461	93	7,060	91	8,810	145
Commercial and industrial	531	4	1,297	11	305	4	1,933	39
Residential construction	435	3	314	4	338	5	157	4
Residential mortgage	13,284	76	11,553	63	11,202	124	8,988	104
Consumer and other	50	-	74	-	25	-	37	-
Total impaired loans with allowance	$44,408	$348	$39,846	$267	$33,875	$496	$32,300	$438
Impaired loans with no allowance:
Commercial real estate	$11,502	$102	$7,066	$186	$15,180	$276	$8,918	$298
Commercial construction	10,732	8	10,042	107	9,987	32	11,564	189
Commercial and industrial	579	1	577	7	623	4	661	10
Residential construction	-	-	204	-	-	-	737	9
Residential mortgage	10,627	15	8,680	67	10,120	44	7,306	80
Consumer and other	16	-	43	4	50	-	82	4
Total impaired loans with no allowance	$33,456	$126	$26,612	$371	$35,960	$356	$29,268	$590

For the three and six months ended June 30, 2013 and 2012, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. For the three and six months ended June 30, 2013 and 2012, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following presents an aging analysis of past due loans as of June 30, 2013 and December 31, 2012 (dollars in thousands):

			Greater
			than
	30-59 Days	60-89 Days	90 Days		Total		Total
June 30, 2013:	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Current	Loans
Originated:
Commercial real estate	$1,729	$869	$659	$4,663	$7,920	$902,660	$910,580
Commercial construction	-	-	-	8,210	8,210	139,168	147,378
Commercial and industrial	263	75	-	312	650	145,618	146,268
Leases	-	-	-	-	-	14,949	14,949
Residential construction	-	-	-	223	223	27,944	28,167
Residential mortgage	2,375	380	-	5,954	8,709	265,012	273,721
Consumer and other	9	-	-	39	48	7,833	7,881
Total originated	4,376	1,324	659	19,401	25,760	1,503,184	1,528,944
Acquired (non-covered):
Commercial real estate	328	-	-	603	931	188,769	189,700
Commercial construction	-	-	-	245	245	26,555	26,800
Commercial and industrial	1,547	-	164	304	2,015	17,257	19,272
Residential construction	-	-	-	-	-	4,746	4,746
Residential mortgage	207	57	-	1,719	1,983	57,577	59,560
Consumer and other	6	-	-	4	10	627	637
Total acquired (non-covered)	2,088	57	164	2,875	5,184	295,531	300,715
Acquired (covered):
Commercial real estate	782	-	-	17,585	18,367	89,877	108,244
Commercial construction	156	21	-	6,851	7,028	16,342	23,370
Commercial and industrial	41	-	-	1,482	1,523	7,460	8,983
Residential construction	-	-	-	-	-	212	212
Residential mortgage	359	432	-	18,326	19,117	57,039	76,156
Consumer and other	4	21	-	73	98	2,219	2,317
Total acquired (covered)	1,342	474	-	44,317	46,133	173,149	219,282
Total loans	$7,806	$1,855	$823	$66,593	$77,077	$1,971,864	$2,048,941

			Greater
			than
	30-59 Days	60-89 Days	90 Days		Total		Total
December 31, 2012:	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Current	Loans
Originated:
Commercial real estate	$731	$1,080	$-	$3,522	$5,333	$818,764	$824,097
Commercial construction	369	-	-	7,586	7,955	145,924	153,879
Commercial and industrial	243	8	-	1,121	1,372	123,040	124,412
Leases	-	-	-	-	-	13,209	13,209
Residential construction	-	-	-	-	-	21,704	21,704
Residential mortgage	1,205	2,133	-	7,356	10,694	282,037	292,731
Consumer and other	9	127	-	-	136	8,988	9,124
Total originated	2,557	3,348	-	19,585	25,490	1,413,666	1,439,156
Acquired (non-covered):
Commercial real estate	1,255	-	-	1,179	2,434	208,155	210,589
Commercial construction	315	-	-	-	315	29,553	29,868
Commercial and industrial	113	-	-	248	361	26,097	26,458
Residential construction	136	-	-	-	136	12,674	12,810
Residential mortgage	960	-	-	1,425	2,385	64,144	66,529
Consumer and other	1	1	-	5	7	911	918
Total acquired (non-covered)	2,780	1	-	2,857	5,638	341,534	347,172
Acquired (covered):
Commercial real estate	5,257	84	-	12,730	18,071	96,686	114,757
Commercial construction	-	113	-	14,961	15,074	18,373	33,447
Commercial and industrial	55	-	-	1,170	1,225	9,673	10,898
Residential construction	-	-	-	-	-	215	215
Residential mortgage	3,593	352	-	18,057	22,002	65,013	87,015
Consumer and other	70	1	-	63	134	2,464	2,598
Total acquired (covered)	8,975	550	-	46,981	56,506	192,424	248,930
Total loans	$14,312	$3,899	$-	$69,423	$87,634	$1,947,624	$2,035,258

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

The following presents the recorded investment in the Company’s loans, by credit quality indicator, as of June 30, 2013 and December 31, 2012 (dollars in thousands):

		Pass	Special
June 30, 2013:	Total	Credits	Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$910,580	$817,261	$40,916	$52,403	$-	$-
Commercial construction	147,378	115,370	13,196	18,812	-	-
Commercial and industrial	146,268	137,757	5,482	3,018	11	-
Leases	14,949	14,949	-	-	-	-
Residential construction	28,167	25,859	544	1,764	-	-
Residential mortgage	273,721	235,094	19,860	18,767	-	-
Consumer and other	7,881	7,606	195	80	-	-
Total originated	1,528,944	1,353,896	80,193	94,844	11	-
Total acquired (non-covered):
Commercial real estate	189,700	166,313	12,967	10,420	-	-
Commercial construction	26,800	17,848	2,395	6,557	-	-
Commercial and industrial	19,272	17,718	896	658	-	-
Residential construction	4,746	1,997	1,795	954	-	-
Residential mortgage	59,560	48,754	6,262	4,544	-	-
Consumer and other	637	563	70	4	-	-
Total acquired (non-covered):	300,715	253,193	24,385	23,137	-	-
Acquired (covered):
Commercial real estate	108,244	63,785	15,638	17,299	11,522	-
Commercial construction	23,370	11,798	1,940	7,777	1,855	-
Commercial and industrial	8,983	5,294	1,756	721	1,212	-
Residential construction	212	196	16	-	-	-
Residential mortgage	76,156	39,982	14,099	9,478	12,189	408
Consumer and other	2,317	2,077	168	71	1	-
Total acquired (covered)	219,282	123,132	33,617	35,346	26,779	408
Total loans	$2,048,941	$1,730,221	$138,195	$153,327	$26,790	$408

		Pass	Special
December 31, 2012:	Total	Credits	Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$824,097	$739,050	$39,562	$45,485	$-	$-
Commercial construction	153,879	115,996	18,088	19,795	-	-
Commercial and industrial	124,412	117,546	4,385	2,481	-	-
Leases	13,209	13,209	-	-	-	-
Residential construction	21,704	19,546	440	1,718	-	-
Residential mortgage	292,731	250,083	21,831	20,817	-	-
Consumer and other	9,124	8,760	320	44	-	-
Total originated	1,439,156	1,264,190	84,626	90,340	-	-
Acquired (non-covered):
Commercial real estate	210,589	192,016	6,993	11,080	500	-
Commercial construction	29,868	24,060	2,228	3,580	-	-
Commercial and industrial	26,458	24,491	1,401	326	-	240
Residential construction	12,810	7,086	176	5,548	-	-
Residential mortgage	66,529	57,965	4,445	4,119	-	-
Consumer and other	918	903	10	5	-	-
Total acquired (non-covered)	347,172	306,521	15,253	24,658	500	240
Acquired (covered):
Commercial real estate	114,757	69,401	19,744	14,960	10,642	10
Commercial construction	33,447	14,605	1,493	9,715	7,634	-
Commercial and industrial	10,898	6,251	2,745	1,118	784	-
Residential construction	215	16	199	-	-	-
Residential mortgage	87,015	46,039	17,069	11,956	11,808	143
Consumer and other	2,598	2,237	291	58	11	1
Total acquired (covered)	248,930	138,549	41,541	37,807	30,879	154
Total loans	$2,035,258	$1,709,260	$141,420	$152,805	$31,379	$394

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

The following table provides a summary of loans modified as TDRs at June 30, 2013 and December 31, 2012 (dollars in thousands):

				Allowance for
			Total	Loan Losses
	Accrual	Nonaccrual	TDRs	Allocated
June 30, 2013:
Commercial real estate	$4,737	$2,317	$7,054	$708
Commercial construction	2,479	4,296	6,775	554
Commercial and industrial	118	-	118	12
Residential mortgage	5,282	1,990	7,272	1,072
Consumer and other	23	40	63	86
Total modifications	$12,639	$8,643	$21,282	$2,432
Total contracts	33	16	49

				Allowance for
			Total	Loan Losses
	Accrual	Nonaccrual	TDRs	Allocated
December 31, 2012:
Commercial real estate	$16,010	$2,314	$18,324	$904
Commercial construction	11,420	1,030	12,450	1,960
Commercial and industrial	322	1,029	1,351	-
Residential mortgage	8,015	4,639	12,654	1,165
Consumer and other	122	11	133	-
Total modifications	$35,889	$9,023	$44,912	$4,029
Total contracts	44	20	64

As of June 30, 2013 and December 31, 2012, the Company had no available commitments outstanding on TDRs.

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

The following table presents new TDRs, by modification category, for the three and six months ended June 30, 2013 and 2012 (dollars in thousands). All balances represent the recorded investment as of the end of the period in which the modification was made.

	Three Months Ended June 30, 2013
			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
Commercial real estate	$101	$-	$-	$99	$200
Commercial construction	128	-	152	67	347
Commercial and industrial	-	89	-	-	89
Residential mortgage	452	-	686	202	1,340
Consumer and other	-	23	-	-	23
Total modifications	$681	$112	$838	$368	$1,999

	Six Months Ended June 30, 2013
			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
Commercial real estate	$101	$648	$-	$911	$1,660
Commercial construction	128	-	152	553	833
Commercial and industrial	-	89	-	-	89
Residential mortgage	452	-	686	202	1,340
Consumer and other	-	23	-	-	23
Total modifications	$681	$760	$838	$1,666	$3,945

	Three Months Ended June 30, 2012
			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
Commercial real estate	$-	$2,024	$1,141	$8,596	$11,761
Commercial construction	-	12	1,313	-	1,325
Commercial and industrial	-	34	-	294	328
Residential mortgage	-	456	3,233	2,778	6,467
Total modifications	$-	$2,526	$5,687	$11,668	$19,881

	Six Months Ended June 30, 2012
			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
Commercial real estate	$-	$2,517	$1,141	$10,625	$14,283
Commercial construction	-	641	1,313	-	1,954
Commercial and industrial	-	34	-	294	328
Residential mortgage	-	456	3,233	2,896	6,585
Total modifications	$-	$3,648	$5,687	$13,815	$23,150

The following table summarizes the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred during the period (dollars in thousands). The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Commercial construction	$-	$5,906
Commercial and industrial	-	29

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Commercial real estate	$1,684	$1,684
Commercial construction	-	3,986
Commercial and industrial	2,339	2,339

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity for the three and six months ended June 30, 2013 and 2012 is summarized below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loans held for sale at June 30,	$39,954	$17,793	$39,954	$17,793
Proceeds from sales of loans held for sale	98,296	61,708	198,288	107,601
Mortgage fees	2,480	1,378	4,861	2,494

NOTE 7 – FDIC INDEMNIFICATION ASSET

The FDIC indemnification asset activity for the three and six months ended June 30, 2013 and 2012 is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Balance at beginning of period	$42,476	$73,521	$53,519	$91,851
Accretion of present value discount, net	-	-	(24)	631
Post-acquisition adjustments	858	8,191	811	13,332
Receipt of payment from FDIC	(5,168)	(9,229)	(16,140)	(33,331)
Balance at end of period	$38,166	$72,483	$38,166	$72,483

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

The fair value of these derivatives, which are designated as cash flow hedging instruments under ASC Topic 815: Derivatives and Hedging, is as follows (dollars in thousands):

		June 30, 2013		December 31, 2012
	Notional	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value

Interest rate cap	$250,000	Other assets	$10	Other assets	$40
Interest rate swap	125,000	Other assets	2,967	N/A	-

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

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2013 and December 31, 2012 is presented in the following tables (dollar amounts in thousands):

	Gross	Gross Amounts Offset in the Consolidated	Net Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Amount Recognized	Balance Sheets	Balance Sheets	Financial Instruments	Cash Collateral	Net
June 30, 2013
Financial assets:
Interest rate cap	$10	$-	$10	$-	$-	$10
Interest rate swap	2,967	-	2,967	-	(2,940)	27
Total financial assets	$2,977	$-	$2,977	$-	$(2,940)	$37

December 31, 2012
Financial assets:
Interest rate cap	$40	$-	$40	$-	$-	$40

The Company has recorded a net loss of $1.7 million, net of tax, as accumulated other comprehensive loss at June 30, 2013 associated with cash flow hedging instruments and expects losses of $3.6 million, net of tax, to be reclassified into earnings within the next 12 months. The following table presents the losses recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges (dollars in thousands, net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Amount of net gain (loss) recorded in OCI (effective portion)	$2,279	$(135)	$1,804	$(266)
Amount of net loss reclassified from OCI to earnings (1)	1,434	1,152	2,789	2,331

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the six months ended June 30, 2013 and 2012. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

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

Credit-Risk Related Contingent Features - The Company’s derivative instrument does not contain any credit-risk related contingent features.

NOTE 9 – BORROWINGS

Short-term borrowings at June 30, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

	June 30, 2013	December 31, 2012
Customer repurchase agreements	$35,715	$30,332
Advances from FHLB	73,400	2,000
Federal funds purchased	2,990	50
	$112,105	$32,382

Customer repurchase agreements are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Long-term debt at June 30, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

	June 30, 2013	December 31, 2012

FHLB advances	$59,444	$62,000
Term loan	30,000	-
Junior subordinated debentures	26,148	26,173
Total	$115,592	$88,173

During the first quarter of 2013, the Company prepaid and restructured $20.0 million in FHLB advances.  The early repayment of the debt resulted in a prepayment penalty of $2.7 million, which will be amortized to interest expense in future periods as an adjustment to the cost of the new FHLB advances.

On April 26, 2013, the Company entered into a $30.0 million senior unsecured term loan agreement (the “Term Loan”). The Term Loan currently bears interest at 5.50% and matures on April 26, 2018. The net proceeds from the Term Loan were used to redeem the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The Company was not in violation of any covenants included in the Term Loan agreement as of June 30, 2013.

On July 1, 2013, the Company exercised its redemption option and redeemed $2.4 million of its 8.00% fixed rate convertible junior subordinated debentures. These debentures were acquired from the acquisition of KeySource.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income, net of taxes, for the three and six months ended June 30, 2013 and 2012 are as follows (dollars in thousands):

	Unrealized	Unrealized Holding Gains
	Holding Gains on Available-	on Investment Securities Transferred	Unrealized Holding	Total Accumulated
	For-Sale Investment Securities	from Available- For-Sale to Held- to-Maturity	Losses on Cash Flow Hedging Activities	Other Comprehensive Income
Balance at March 31, 2013	$7,104	$2,793	$(5,444)	$4,453
Other comprehensive income (loss) before reclassifications	(5,394)	-	2,279	(3,115)
Amounts reclassified from accumulated other comprehensive income	(108)	(91)	1,434	1,235
Amounts transferred as a result of the reclassification of securities from available-for-sale to held-to-maturity	(1,219)	1,219	-	-
Net current period other comprehensive income (loss)	(6,721)	1,128	3,713	(1,880)
Balance at June 30, 2013	$383	$3,921	$(1,731)	$2,573

	Unrealized	Unrealized Holding Gains
	Holding Gains on Available-	on Investment Securities Transferred	Unrealized Holding	Total Accumulated
	For-Sale Investment Securities	from Available- For-Sale to Held- to-Maturity	Losses on Cash Flow Hedging Activities	Other Comprehensive Income
Balance at December 31, 2012	$8,872	$2,881	$(6,324)	$5,429
Other comprehensive income (loss) before reclassifications	(7,302)	-	1,804	(5,498)
Amounts reclassified from accumulated other comprehensive income	32	(179)	2,789	2,642
Amounts transferred as a result of the reclassification of securities from available-for-sale to held-to-maturity	(1,219)	1,219	-	-
Net current period other comprehensive income (loss)	(8,489)	1,040	4,593	(2,856)
Balance at June 30, 2013	$383	$3,921	$(1,731)	$2,573

	Unrealized	Unrealized Holding Gains
	Holding Gains on Available-	on Investment Securities Transferred	Unrealized Holding	Total Accumulated
	For-Sale Investment Securities	from Available- For-Sale to Held- to-Maturity	Losses on Cash Flow Hedging Activities	Other Comprehensive Income
Balance at March 31, 2012	$8,222	$3,129	$(9,790)	$1,561
Other comprehensive income (loss) before reclassifications	1,255	-	(135)	1,120
Amounts reclassified from accumulated other comprehensive income	-	(83)	1,152	1,069
Net current period other comprehensive income (loss)	1,255	(83)	1,017	2,189
Balance at June 30, 2012	$9,477	$3,046	$(8,773)	$3,750

	Unrealized	Unrealized Holding Gains
	Holding Gains on Available-	on Investment Securities Transferred	Unrealized Holding	Total Accumulated
	For-Sale Investment Securities	from Available- For-Sale to Held- to-Maturity	Losses on Cash Flow Hedging Activities	Other Comprehensive Income
Balance at December 31, 2011	$8,637	$3,211	$(10,838)	$1,010
Other comprehensive income (loss) before reclassifications	1,835	-	(266)	1,569
Amounts reclassified from accumulated other comprehensive income	(995)	(165)	2,331	1,171
Net current period other comprehensive income (loss)	840	(165)	2,065	2,740
Balance at June 30, 2012	$9,477	$3,046	$(8,773)	$3,750

The following table details reclassification adjustments from accumulated other comprehensive income during the three and six months ended June 30, 2013 (dollars in thousands):

	Amount Reclassified
	from Accumulated
	Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2013	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains – investment securities available-for-sale	$176	Gain (loss) on sale of investment securities, net
	(68)	Income tax benefit (expense)
	108	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	148	Interest income - investment securities
	(57)	Income tax benefit (expense)
	91	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(2,333)	Interest expense - demand deposits
	899	Income tax benefit (expense)
	(1,434)	Total, net of tax
Total reclassifications for the period	$(1,235)	Total, net of tax

	Amount Reclassified
	from Accumulated
	Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30, 2013	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains – investment securities available-for-sale	$(52)	Gain (loss) on sale of investment securities, net
	20	Income tax benefit (expense)
	(32)	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	291	Interest income - investment securities
	(112)	Income tax benefit (expense)
	179	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(4,538)	Interest expense - demand deposits
	1,749	Income tax benefit (expense)
	(2,789)	Total, net of tax
Total reclassifications for the period	$(2,642)	Total, net of tax

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

Fair Value on a Recurring Basis – The Company measures certain assets at fair value on a recurring basis and the following is a general description of the methods used to value such assets.

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
At June 30, 2013:
Assets:
Investment securities available-for-sale:
U.S. government agencies	$15,520	$-	$15,520	$-
State and municipals	159,234	-	159,234	-
Corporate debt securities	7,903	-	7,903	-
Mortgage-backed securities:
Residential government sponsored	51,156	-	51,156	-
Other government sponsored	8,763	-	8,763	-
Total investment securities available-for-sale	242,576	-	242,576	-
Derivative instruments:
Interest rate swap	2,967		2,967
Interest rate cap	10	-	10	-
Total derivative instruments	2,977	-	2,977	-
Total assets measured at fair value on a recurring basis	$245,553	$-	$245,553	$-

At December 31, 2012:
Assets:
Investment securities available-for-sale:
U.S. government agencies	$16,395	$-	$16,395	$-
State and municipals	223,886	-	223,886	-
Mortgage-backed securities:
Residential government sponsored	86,890	-	86,890	-
Other government sponsored	14,368	-	14,368	-
Total investment securities available-for-sale	341,539	-	341,539	-
Interest rate cap	40	-	40	-
Total assets measured at fair value on a recurring basis	$341,579	$-	$341,579	$-

Fair Value on a Nonrecurring Basis – The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2013:
Loans held for sale	$39,954	$-	$39,954	$-
Impaired loans	261,111	-	-	261,111
Other real estate owned	46,811	-	-	46,811
Total assets measured at fair value on a nonrecurring basis	$347,876	$-	$39,954	$307,922

December 31, 2012:
Loans held for sale	$57,414	$-	$57,414	$-
Impaired loans	290,085	-	-	290,085
Other real estate owned	51,913	-	-	51,913
Total assets measured at fair value on a nonrecurring basis	$399,412	$-	$57,414	$341,998

Below is a table that presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2013 (dollars in thousands):

	Fair Value at	Valuation		Range of
Description	June 30, 2013	Methodology	Unobservable Inputs	Inputs

Impaired loans	$261,111	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$46,811	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows (dollars in thousands):

	June 30, 2013
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,443	$83,443	$83,443	$-	$-
Investment securities available-for-sale	242,576	242,576	-	242,576	-
Investment securities held-to-maturity	223,503	216,625	-	216,625	-
Federal Home Loan Bank stock	9,780	9,780	-	9,780	-
Loans held for sale	39,954	39,954	-	39,954	-
Loans receivable, net	2,016,082	2,075,634	-	1,814,523	261,111
Accrued interest receivable	11,675	11,675	-	11,675	-
FDIC indemnification asset	38,166	38,166	-	-	38,166
Investment in bank-owned life insurance	71,956	71,956	-	71,956	-
Interest rate cap derivative	10	10	-	10	-
Interest rate swap derivative	2,967	2,967	-	2,967	-
Financial liabilities:
Demand deposits and savings	$1,428,763	$1,428,763	$-	$1,428,763	$-
Time deposits	999,552	1,012,669	-	1,012,669	-
Short-term borrowings	112,105	112,105	-	112,105	-
Long-term debt	115,592	109,571	-	109,571	-
Accrued interest payable	1,803	1,803	-	1,803	-

	December 31, 2012
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$234,071	$234,071	$234,071	$-	$-
Investment securities available-for-sale	341,539	341,539	-	341,539	-
Investment securities held-to-maturity	114,805	118,235	-	118,235	-
Federal Home Loan Bank stock	7,604	7,604	-	7,604	-
Loans held for sale	57,414	57,414	-	57,414	-
Loans receivable, net	1,994,966	1,976,745	-	1,686,660	290,085
Accrued interest receivable	11,363	11,363	-	11,363	-
FDIC indemnification asset	53,519	53,519	-	-	53,519
Investment in bank-owned life insurance	70,756	70,756	-	70,756	-
Interest rate cap derivative	40	40	-	40	-
Financial liabilities:
Demand deposits and savings	$1,496,694	$1,496,694	$-	$1,496,694	$-
Time deposits	1,159,615	1,170,560	-	1,170,560	-
Short-term borrowings	32,382	32,382	-	32,382	-
Long-term debt	88,173	83,292	-	83,292	-
Accrued interest payable	2,158	2,158	-	2,158	-

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

At June 30, 2013 and December 31, 2012, the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk are as follows (dollars in thousands):

	June 30,	December 31,
	2013	2012
Commitments under unfunded loans and lines of credit	$219,884	$272,308
Letters of credit	6,732	12,172
Unused credit card lines	4,356	4,536
Commitments to sell loans held for sale	39,954	57,414

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no proceedings expected to have a material adverse effect on the financial statements of the Company. As a result of the Company’s FDIC-assisted acquisition activity, the Company has pending litigation as a result of the Beach First and Blue Ridge acquisitions and could have potential litigation from the Carolina Federal acquisition. Any resulting losses from these proceedings are covered by the terms of the FDIC’s loss-share indemnification agreement.

NOTE 13 – EMPLOYEE BENEFITS

In May 2013, the Company’s shareholders approved the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the “2013 Omnibus Plan”). The Compensation Committee may grant or award eligible participants with stock options, rights to receive restricted shares of common stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). No further awards will be granted under the previous BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the “2006 Omnibus Plan”). At June 30, 2013, the Company had 450,419 grants of Rights issued under the 2006 Omnibus Plan. At June 30, 2013, the Company had 20,000 grants of Rights issued and 1,480,000 Rights available for grants or awards under the 2013 Omnibus Plan.

On September 14, 2012, the Company merged with KeySource and assumed all of the outstanding and unexercised stock options from KeySource’s non-statutory and incentive stock option plans. As a result, 328,821 fully vested shares were assumed at a weighted average exercise price of $11.04 per share, with a remaining contractual term of 4.86 years. At June 30, 2013, the Company had 308,821 grants of stock options issued and 35,607 stock options available for issuance related to these plans.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. There were no grants of options during the six months ended June 30, 2013.

A summary of stock option activity for the six months ended June 30, 2013 is presented below (dollars in thousands, except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2012	436,939	$11.32
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2013	436,939	$11.32	3.7 years	$218
Exercisable at June 30, 2013	431,315	$11.35	3.6 years	$202
Share options expected to vest	5,624	$8.71	6.4 years	$15

The related compensation expense recognized for stock option awards was $7,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $10,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 0.72 years.

Restricted Stock Awards. A summary of the activity of the Company’s non-vested stock awards during the six months ended June 30, 2013 is presented below:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2012	153,723	$7.73
Granted	200,000	9.51
Vested	(10,422)	7.88
Forfeited	(1,000)	7.95
Non-vested at June 30, 2013	342,301	$8.77

The Company measures the fair value of restricted shares based on the price of BNC’s common stock on the grant date and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the six months ended June 30, 2013 and 2012 was $399,000 and $230,000, respectively. As of June 30, 2013, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.80 years. The grant-date fair value of restricted stock grants vested during the six months ended June 30, 2013 was $82,000.

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets activity for the six months ended June 30, 2013 is as follows (dollars in thousands):

		Other
	Goodwill	Intangibles	Total
Balance at December 31, 2012	$27,111	$5,082	$32,193
Amortization	-	(522)	(522)
Balance at June 30, 2013	27,111	4,560	31,671

The Company performed the annual impairment test of goodwill as of June 30, 2013. The annual impairment test indicated that the estimated fair value exceeded the carrying value (including goodwill) for the Company’s reporting unit. Therefore, a step two analysis was not required and no impairment charge was recorded.

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization, at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012

Gross carrying amount	$7,238	$7,238
Accumulated amortization	(2,678)	(2,156)
Net book value	$4,560	$5,082

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of the Company that are based on the beliefs and assumptions of the management and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

¿	the economic recovery may face challenges causing its momentum to falter or that lead to a further recession;

¿	the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, and other reforms will subject us to a variety of new and more stringent legal and regulatory requirements, including increased scrutiny from our regulators;

¿	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

¿	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

¿	adverse changes in credit quality trends;

¿	our ability to determine accurate values of certain assets and liabilities;

¿	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

¿	our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

¿	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

¿	adequacy of our risk management program;

¿	increased competitive pressure due to consolidation;

¿	unanticipated adverse effects and integration costs of acquisitions and dispositions of assets, business units or affiliates;

¿	our failure to realize anticipated benefits of our acquisitions or to realize the benefits within the existing time frame; or

¿	our ability to integrate acquisitions and retain existing customers and attract new ones.

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

We have experienced steady, primarily organic growth over our history. With numerous banks still in a weakened condition because of the slow rebound of the economy, we decided to expand our franchise through select acquisitions. On May 31, 2013, we entered into an Agreement and Plan of Merger with Randolph Bank and Trust Company (“Randolph”), a commercial bank with $302 million in assets serving small businesses and professionals in the Piedmont-Triad area of North Carolina. Randolph operates six branches in the Piedmont-Triad area and aligns with our strategy of growth focused within existing markets. We anticipate that the acquisition will close in the fourth quarter of 2013, subject to customary closing conditions, including regulatory approval and approval of Randolph’s shareholders.

In addition, the Company has completed the following acquisitions during the past three fiscal years:

•	On November 30, 2012, we acquired First Trust Bank (“First Trust”), which operated three branches in the greater Charlotte, North Carolina metropolitan area. This acquisition expanded and enhanced our footprint in the metropolitan Charlotte market;
•	On September 21, 2012, we acquired the deposits and certain other assets of two branches that were owned by The Bank of Hampton Roads (“BHR”), a subsidiary of Hampton Roads Bankshares, Inc., located in Cary, North Carolina and Chapel Hill, North Carolina;
•	On September 14, 2012, we acquired KeySource Financial, Inc., a North Carolina corporation serving as a one-bank holding company for KeySource Commercial Bank, a North Carolina banking corporation (“KeySource”), with one branch in Durham, North Carolina. The acquisition of KeySource, as well as the acquisition of the BHR branches, further increased our presence in the combined Raleigh-Durham Metropolitan Statistical Area, the market with the highest forecasted five-year growth rate in North Carolina;
•	On June 8, 2012, we acquired certain assets and liabilities of Carolina Federal Savings Bank (“Carolina Federal”) in Charleston, South Carolina, pursuant to a Purchase and Assumption agreement with the FDIC. Under the terms of the agreement, we acquired certain assets and deposits from the FDIC as receiver of Carolina Federal. There was no loss-share arrangement with the FDIC in regards to this transaction;
•	On December 30, 2011, we acquired Regent Bank of South Carolina (“Regent”), a commercial bank organized under the banking laws of South Carolina. We also acquired certain assets and assumed certain liabilities of Blue Ridge Savings Bank, Inc. (“Blue Ridge”), headquartered in Asheville, North Carolina, in a FDIC-assisted transaction which included loss-share arrangements.

During the first six months of 2013, management has continued to focus on managing credit quality, maintaining adequate liquidity sources, managing capital, and managing the investments in people, markets, and noninterest income sources made over the past four years.  As we build our franchise throughout the Carolinas, we continue our efforts of meeting the financial services needs of our customers and communities, especially in this challenging economic environment.  We are committed to building long-term value for our shareholders, and in the changing regulatory and economic landscape, a strong core deposit base, a sound and well-priced asset portfolio, strong risk management practices, and an emphasis on operational efficiency are the core fundamentals being emphasized.

Analysis of Results of Operations

For the quarter ended June 30, 2013, net income totaled $4.7 million, an increase of $2.4 million, or 103.7%, compared to net income of $2.3 million for the second quarter of 2012. Net income available to common shareholders for the quarter ended June 30, 2013 was $4.1 million, or $0.16 per diluted share, an increase of $2.4 million, or 144.7%, compared to net income available to common shareholders of $1.7 million, or $0.13 per diluted share, for the second quarter of 2012. Included in the financial results for the second quarter of 2012 was $7.7 million of bargain purchase gain the Company recorded on the acquisition of Carolina Federal.

For the six months ended June 30, 2013, net income totaled $8.9 million, an increase of $4.9 million, or 122.8%, when compared to net income of $4.0 million for the six months ended June 30, 2012. Net income available to common shareholders for the six months ended June 30, 2013 was $7.9 million, or $0.30 per diluted share, an increase of $5.1 million, or 180.2%, compared to net income available to common shareholders of $2.8 million, or $0.24 per diluted share, for the six months ended June 30, 2012. As stated above, the financial results for the six months ended June 30, 2012 include $7.7 million of bargain purchase gain the Company recorded on the acquisition of Carolina Federal.

Average common shares outstanding increased significantly from June 30, 2012 as a result of the $72.5 million capital raise in the second quarter of 2012 and the acquisitions of both KeySource and First Trust during the second half of 2012. For the quarters ended June 30, 2013 and 2012, average fully-diluted shares outstanding were 26.5 million and 13.6 million, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income available to common shareholders as a percentage of average total assets) and return on average common shareholders’ equity (net income available to common shareholders as a percentage of average common shareholders’ equity). The annualized return on average assets was 0.57% for the second quarter of 2013, compared to 0.29% for the second quarter of 2012. The annualized return on average assets was 0.54% for the six months ended June 30, 2013, compared to 0.23% for the six months ended June 30, 2012. The annualized return on average common equity was 6.49% for the second quarter of 2013, an increase from return on average common equity of 5.63% for the second quarter of 2012. The annualized return on average common equity was 6.31% for the six months ended June 30, 2013, an increase from return on average common equity of 4.89% for the comparable period of 2012.

Net Interest Income and Net Interest Margin

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

FTE net interest income for the second quarter of 2013 was $28.0 million, an increase of $8.4 million, or 42.8%, from $19.6 million for the second quarter of 2012. FTE net interest margin was 4.32% for the second quarter of 2013, an increase of 61 basis points from 3.71% for the second quarter of 2012.

FTE net interest income for the six months ended June 30, 2013 was $55.5 million, an increase of $15.9 million, or 40.1%, from $39.6 million for the six months ended June 30, 2012. FTE net interest margin was 4.26% for the first six months of 2013, an increase of 51 basis points from 3.75% for the comparable period of 2012.

Average interest-earning assets were $2.60 billion for the second quarter of 2013, an increase of $479.3 million, or 22.6%, from $2.12 billion for the second quarter of 2012. Average interest-earning assets were $2.63 billion for the six months ended June 30, 2013, an increase of $505.5 million, or 23.8%, from $2.12 billion for the six months ended June 30, 2012. The increase in average interest-earning assets from 2012 is primarily due to the interest-earning assets acquired from First Trust, KeySource and, to a lesser extent, BHR during the second half of 2012.

The Company’s average yield on interest-earning assets increased 19 basis points from 5.26% for the second quarter of 2012 to 5.45% for the second quarter of 2013. The increase was due to increased volume of portfolio loans, primarily obtained from the acquisitions of First Trust, KeySource and Carolina Federal, as well as increased level of accretion of yield and fair value discounts on the acquired loan portfolios. Loan accretion during the second quarter of 2013 totaled $3.7 million, an increase of $2.7 million, or 256.4%, from $1.0 million of accretion recorded in the second quarter of 2012.

The Company’s average yield on interest-earning assets was 5.39% for the six months ended June 30, 2013, compared to 5.34% for the comparable period of 2012. The increase from 2012 was due to the previously mentioned increase in the volume of portfolio loans through the acquisitions of First Trust, KeySource and Carolina Federal, as well as increased level of accretion of yield and fair value discounts on the acquired loan portfolios. Loan accretion during the six months ended June 30, 2013 totaled $7.0 million, an increase of $4.5 million, or 179.9%, from loan accretion of $2.5 million for the six months ended June 30, 2012.

Average interest-bearing liabilities were $2.36 billion for the second quarter of 2013, an increase of $316.6 million, or 15.5%, from $2.04 billion for the second quarter of 2012. Average interest-bearing liabilities were $2.39 billion for the six months ended June 30, 2013, an increase of $317.1 million, or 15.3%, from $2.07 billion for the comparable period of 2012. The increase in average interest-bearing liabilities from 2012 is primarily due to the acquisitions of First Trust, KeySource, and BHR during the second half of 2012.

The Company’s average cost of interest-bearing liabilities was 1.25% for the second quarter of 2013, a decrease of 35 basis points from 1.60% for the second quarter of 2012. This decrease was due to the Company’s decision to reduce exposure to higher cost deposit products and aggressively reduce deposit rates, offset by increased borrowings entered into during the second quarter of 2013. The Company continued to experience an increase in cash flow hedging expense, which totaled $2.3 million for the second quarter of 2013, compared to $1.9 million for the second quarter of 2012. Without the cash flow hedging expense, FTE net interest margin for the second quarter of 2013 was 4.68%, compared to 4.08% for the second quarter of 2012.

The Company’s average cost of interest-bearing liabilities was 1.24% for the six months ended June 30, 2013, a decrease of 38 basis points from 1.62% for the comparable period of 2012. This decrease was primarily due to the Company’s decision to reduce exposure to higher cost deposit products and aggressively reduce deposit rates over the past three quarters. Decreases in the average cost of deposits were slightly offset by an increase in cash flow hedging expense, which totaled $4.5 million for the six months ended June 30, 2013, compared to $3.8 million for the comparable period of 2012. Without the cash flow hedging expense, FTE net interest margin for the six months ended June 30, 2013 was 4.61%, compared to 4.11% for the comparable period of 2012.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and six months ended June 30, 2013 and 2012, respectively (dollars in thousands):

Table 1

Average Balance and Net Interest Income (FTE)

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases (1)	$2,038,918	$29,299	5.76%	$1,730,264	$22,588	5.25%
Loans held for sale	37,303	319	3.43%	19,095	157	3.31%
Investment securities, taxable	132,556	1,047	3.17%	112,574	1,193	4.26%
Investment securities, tax-exempt (2)	340,745	4,644	5.47%	211,436	3,779	7.19%
Interest-earning balances and other	54,753	84	0.62%	51,603	48	0.37%
Total interest-earning assets	2,604,275	35,393	5.45%	2,124,972	27,765	5.26%
Other assets	311,929			306,221
Total assets	$2,916,204			$2,431,193
Interest-bearing liabilities:
Demand deposits	$1,072,871	3,499	1.31%	$907,211	3,431	1.52%
Savings deposits	77,341	40	0.21%	45,536	53	0.47%
Time deposits	1,021,098	2,785	1.09%	969,292	3,810	1.58%
Borrowings	189,308	1,040	2.20%	121,946	848	2.80%
Total interest-bearing liabilities	2,360,618	7,364	1.25%	2,043,985	8,142	1.60%
Non-interest-bearing deposits	272,088			181,983
Other liabilities	19,297			18,238
Shareholders' equity	264,201			186,987
Total liabilities and shareholder's equity	$2,916,204			$2,431,193
Net interest income and
interest rate spread		$28,029	4.20%		$19,623	3.65%
Net interest margin			4.32%			3.71%

(1) Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2) Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.7 million and $1.5 million for the three months ended June 30, 2013 and 2012, respectively.

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases (1)	$2,038,304	$58,061	5.74%	$1,717,433	$45,848	5.37%
Loans held for sale	41,583	698	3.38%	17,303	274	3.18%
Investment securities, taxable	136,077	2,086	3.09%	115,942	2,525	4.38%
Investment securities, tax-exempt (2)	331,496	9,165	5.58%	221,680	7,583	6.88%
Interest-earning balances and other	79,665	207	0.52%	49,239	91	0.37%
Total interest-earning assets	2,627,125	70,217	5.39%	2,121,597	56,321	5.34%
Other assets	321,126			301,862
Total assets	$2,948,251			$2,423,459
Interest-bearing liabilities:
Demand deposits	$1,082,747	7,038	1.31%	$902,275	7,047	1.57%
Savings deposits	80,656	101	0.25%	42,578	96	0.45%
Time deposits	1,068,863	5,937	1.12%	1,001,591	7,862	1.58%
Borrowings	155,092	1,651	2.15%	123,775	1,704	2.77%
Total interest-bearing liabilities	2,387,358	14,727	1.24%	2,070,219	16,709	1.62%
Non-interest-bearing deposits	267,480			167,193
Other liabilities	18,180			13,417
Shareholders' equity	275,233			172,630
Total liabilities and shareholder's equity	$2,948,251			$2,423,459
Net interest income and
interest rate spread		$55,490	4.15%		$39,612	3.72%
Net interest margin			4.26%			3.75%

(1) Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2) Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $3.4 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively.

The following table presents certain information regarding changes in our interest income (FTE) and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rates and volume (dollars in thousands):

Table 2

Volume and Rate Variance Analysis

	Three Months Ended			Six Months Ended
	June 30, 2013 vs. 2012			June 30, 2013 vs. 2012
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases	$4,300	$2,411	$6,711	$8,714	$3,499	$12,213
Loans held for sale	153	9	162	395	29	424
Investment securities, taxable	188	(334)	(146)	366	(805)	(439)
Investment securities, tax-exempt (1)	2,050	(1,185)	865	3,370	(1,788)	1,582
Interest-earning balances and other	4	32	36	67	49	116
Total interest income	6,695	933	7,628	12,912	984	13,896

Interest expense:
Deposits:
Demand deposits	588	(520)	68	1,270	(1,279)	(9)
Savings deposits	26	(39)	(13)	66	(61)	5
Time deposits	170	(1,195)	(1,025)	428	(2,353)	(1,925)
Borrowings	419	(227)	192	377	(430)	(53)
Total interest expense	1,203	(1,981)	(778)	2,141	(4,123)	(1,982)
Increase in net interest income	$5,492	$2,914	$8,406	$10,771	$5,107	$15,878

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

During the second quarter of 2013, the Company recorded a provision for loan losses of $2.3 million, a decrease of $6.0 million, or 72.5%, from $8.3 million recorded during the second quarter of 2012. The entire $2.3 million in provision expense recorded during the second quarter of 2013 related to legacy non-covered loans.

During the first six months of 2013, the Company recorded a provision for loan losses of $6.4 million, a decrease of $7.1 million, or 52.6%, from $13.5 million recorded in the first six months of 2012. Of the $6.4 million in provision expense, $6.0 million related to legacy non-covered loans. During the six months ended June 30, 2013, the Company recorded a gross provision of $2.0 million for loss-share loans, of which $1.6 million was recorded through a FDIC indemnification asset and the remaining $400,000 was recorded through the Company’s provision expense.

Non-Interest Income

Non-interest income was $5.6 million for the second quarter of 2013, a decrease of $6.1 million, or 52.0%, from $11.7 million for the second quarter of 2012. Excluding bargain purchase gains on acquisitions, FDIC-related income and gain (loss) on sale of securities, adjusted non-interest income was $5.1 million for the second quarter of 2013, an increase of $1.4 million, or 38.5%, from $3.7 million for the second quarter of 2012.

For the six months ended June 30, 2013, non-interest income was $11.8 million, a decrease of $5.7 million, or 32.5%, compared to non-interest income of $17.5 million for the six months ended June 30, 2012. Excluding bargain purchase gains on acquisitions, FDIC-related income and gain (loss) on sale of securities, adjusted non-interest income was $10.1 million for the six months ended June 30, 2013, an increase of $3.4 million, or 49.8%, from $6.7 million for the comparable period of 2012. The increase was primarily due to increased volume of mortgage originations, as the Company continued to expand commissioned originators across key target markets.

The following are the components of non-interest income for the periods presented (dollars in thousands):

Table 3

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Mortgage fees	$2,480	$1,378	$4,861	$2,494
Service charges	1,034	749	1,960	1,487
Gain on sale of SBA loans	250	669	603	897
Earnings on bank-owned life insurance	542	395	1,101	805
Gain (loss) on sale of investment securities, net	176	-	(52)	1,619
Gain on acquisitions	-	7,734	719	7,734
Other	1,120	757	2,612	2,455
Total non-interest income	$5,602	$11,682	$11,804	$17,491

Non-Interest Expense

Non-interest expense was $23.8 million for the second quarter of 2013, an increase of $4.6 million, or 23.9%, from $19.2 million for the second quarter of 2012. Excluding transaction-related costs, adjusted non-interest expense for the second quarter of 2013 was $23.5 million, an increase of $5.4 million, or 29.7%, from $18.1 million for the second quarter of 2012. The increase from the second quarter of 2012 was primarily due to an increased number of employees and facilities purchased through the acquisitions of First Trust, KeySource, BHR and Carolina Federal.

Non-interest expense was $46.9 million for the first six months of 2013, an increase of $9.9 million, or 26.7%, from $37.0 million for the first six months of 2012. Excluding transaction-related costs, adjusted non-interest expense for the six months ended June 30, 2013 was $45.5 million, an increase of $10.4 million, or 29.9%, from $35.1 million for the six months ended June 30, 2012. The increase from 2012 was primarily due to an increased number of employees and facilities purchased through the acquisitions of First Trust, KeySource, BHR and Carolina Federal.

The following are the components of non-interest expense for the periods presented (dollars in thousands):

Table 4

Non-Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Salaries and employee benefits	$12,728	$9,692	$25,533	$19,593
Occupancy	1,507	1,078	3,190	2,198
Furniture and equipment	1,260	952	2,639	2,026
Data processing and supplies	720	696	1,443	1,393
Advertising and business development	610	375	1,197	763
Insurance, professional and other services	1,457	1,221	2,915	2,566
FDIC insurance assessments	780	500	1,446	1,100
Loan, foreclosure and other real estate owned	2,876	3,145	4,894	4,621
Other	1,821	1,518	3,618	2,742
Total non-interest expense	$23,759	$19,177	$46,875	$37,002

In evaluating our business and performance, we utilize adjusted non-interest income, which excludes income derived from the FDIC, bargain purchase gains on acquisitions and gain (loss) on the sale of investment securities. We also utilize adjusted non-interest expense, which excludes transaction-related expenses associated with our acquisitions. These adjusted amounts are considered non-GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing our results.

See the following tables for reconciliations of these non-GAAP financial measures with financial measures defined by GAAP:

Table 5

Reconciliation of Non-GAAP Measures

	For the Three Months Ended
Adjusted Non-interest Income	June 30, 2013	June 30, 2012

Non-interest income (GAAP)	$5,602	$11,682
Less: Bargain purchase gain on acquisition (GAAP)	-	7,734
Gain (loss) on sale of investment securities (GAAP)	176	-
FDIC income (GAAP)	288	238
Adjusted non-interest income (non-GAAP)	$5,138	$3,710

	For the Six Months Ended
Adjusted Non-interest Income	June 30, 2013	June 30, 2012

Non-interest income (GAAP)	$11,804	$17,491
Less: Bargain purchase gain on acquisition (GAAP)	719	7,734
Gain (loss) on sale of investment securities (GAAP)	(52)	1,619
FDIC income (GAAP)	1,031	1,390
Adjusted non-interest income (non-GAAP)	$10,106	$6,748

	For the Three Months Ended
Adjusted Non-interest Expense	June 30, 2013	June 30, 2012

Non-interest expense (GAAP)	$23,759	$19,177
Less: Transaction-related expenses (GAAP)	309	1,098
Adjusted non-interest expense (non-GAAP)	$23,450	$18,079

	For the Six Months Ended
Adjusted Non-interest Expense	June 30, 2013	June 30, 2012

Non-interest expense (GAAP)	$46,875	$37,002
Less: Transaction-related expenses (GAAP)	1,344	1,945
Adjusted non-interest expense (non-GAAP)	$45,531	$35,057

Income Taxes

We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate.

Our income tax expense was $1.2 million for the second quarter of 2013, an increase of $1.2 million from $40,000 of income tax expense for the second quarter of 2012. Our income tax expense was $1.7 million for the six months ended June 30, 2013, an increase of $1.9 million as compared to an income tax benefit of $268,000 for the six months ended June 30, 2012. For the three and six months ended June 30, 2013, respectively, increases in our income tax expense are associated with higher levels of total income subject to taxes, which have exceeded increases in our non-taxable sources of income.

Our effective tax rates for the second quarter of 2013 and 2012 were 20.4% and 1.7%, respectively. Our effective tax rates for the first six months of 2013 and 2012 were 15.8% and (7.2%), respectively.

Analysis of Financial Condition

As part of the KeySource and First Trust acquisitions, management’s intention was to utilize excess liquidity and the acquired securities portfolios to repay wholesale and non-core deposits as they matured. The Company has been successful at reducing this inefficient component of the acquired balance sheets, and thus has experienced a decline in total assets during the first quarter of 2013 as compared to year-end 2012. Total assets as of June 30, 2013 were $2.93 billion, a decrease of $154.2 million, or 5.0%, when compared to total assets of $3.08 billion at December 31, 2012. Interest-earning assets, which serve as our primary revenue source and are comprised of interest-earning balances at banks, investment securities, FHLB stock, loans held for sale and portfolio loans, were $2.61 billion at June 30, 2013, a decrease of $137.3 million, or 5.0%, from $2.75 billion at December 31, 2012.

We continually monitor liquidity levels in relation to the market conditions, and adjust levels to what we deem to be an appropriate level for the current operating environment. Historically, liquid assets, consisting of cash and cash equivalents and investment securities, have been managed towards a target of 10% of total assets. At June 30, 2013, liquid assets totaled $549.5 million, or 18.8% of total assets, with the majority being available to meet short-term liquidity needs. At December 31, 2012, liquid assets totaled $690.4 million, or 22.4% of total assets. As stated previously, management’s intention was to utilize excess liquidity, including the acquired securities portfolios, to repay wholesale and non-core deposits as they matured. We will continue to execute this strategy going forward.

Investment Securities

The investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Investment securities were $466.1 million at June 30, 2013, an increase of $9.7 million, or 2.1%, from total investment securities of $456.3 million at December 31, 2012. The majority of securities in the portfolio are bank-qualified municipal government securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies. Our investment portfolios are comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

Net unrealized gains in our available-for-sale investment securities portfolio were $623,000 as of June 30, 2013 and $14.4 million as of December 31, 2012. The decrease in gross unrealized gains was primarily attributable to our decision to transfer $84.5 million of available-for-sale state and municipal debt securities to the held-to-maturity category, reflecting our intent to hold those securities to maturity. This decrease is also due to changes in interest rates related to our state and municipal securities portfolio, relative to when the investments were purchased.

Loans

Total portfolio loans increased by $13.7 million, or 0.7%, from December 31, 2012 to $2.05 billion as of June 30, 2013. The following table presents the composition of our loan portfolio as of June 30, 2013 and December 31, 2012 (dollars in thousands):

Table 6

Loan Portfolio Composition

	June 30, 2013		December 31, 2012
	Amount	% of Total Loans	Amount	% of Total Loans
Non-covered (1):
Commercial real estate	$1,100,280	53.7%	$1,034,686	50.8%
Commercial construction	174,178	8.5%	183,747	9.0%
Commercial and industrial	165,540	8.1%	150,870	7.4%
Leases	14,949	0.7%	13,209	0.7%
Residential construction	32,913	1.6%	34,514	1.7%
Residential mortgage	333,281	16.3%	359,260	17.7%
Consumer and other	8,518	0.4%	10,042	0.5%
Total non-covered	1,829,659	89.3%	1,786,328	87.8%

Covered:
Commercial real estate	108,244	5.3%	114,757	5.6%
Commercial construction	23,370	1.1%	33,447	1.6%
Commercial and industrial	8,983	0.4%	10,898	0.5%
Residential construction	212	0.1%	215	0.1%
Residential mortgage	76,156	3.7%	87,015	4.3%
Consumer and other	2,317	0.1%	2,598	0.1%
Total covered	219,282	10.7%	248,930	12.2%

Total portfolio loans	$2,048,941	100.0%	$2,035,258	100.0%

(1)  Amount includes $300.7 million and $347.2 million of acquired, noncovered loans as of June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013, there were net increases in our non-covered commercial real estate and commercial and industrial portfolios of $65.6 million and $14.7 million, respectively. These increases have been slightly offset by a $26.0 million net decrease in residential mortgage loans. Increases in our CRE portfolio have been primarily in shopping centers, both construction and refinanced credits, typically anchored by regional or national tenants, followed by medical & professional office loans and an increase in the homebuilder portfolio.  These primary growth areas exclude any Acquisition and Development loans, as they only represent 0.65% of the portfolio.

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

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and OREO, were 3.90% of total assets at June 30, 2013, compared to 3.93% at December 31, 2012. Nonperforming assets not covered by loss-share were 1.94% of total assets not covered by loss-share as of June 30, 2013, compared to 1.82% at December 31, 2012. The covered assets are covered by FDIC loss-share agreements that provide 80% protection on those assets and are being carried at estimated fair value.

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

Nonaccrual loans not covered by loss-share agreements totaled $22.3 million at June 30, 2013, a slight decrease from $22.4 million at December 31, 2012. Excluding loans covered by loss-share agreements, nonperforming loans as a percentage of total loans was 1.26% as of June 30, 2013, consistent with the level as of December 31, 2012. Nonaccrual loans covered by loss-share agreements totaled $44.3 million as of June 30, 2013, a decrease from $47.0 million at December 31, 2012. The decrease is due to the Company’s sustained efforts in resolving acquired nonperforming loans.

The following is a summary of nonperforming assets at the periods presented (dollars in thousands):

Table 7

Nonperforming Assets

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Nonaccrual loans:
Not covered by loss-share agreements	$22,276	$27,212	$22,442	$25,220	$25,351
Covered by loss-share agreements	44,317	52,274	46,981	54,427	61,695
90 days or more past due:
Not covered by loss-share agreements	823	-	-	4,137	-
Covered by loss-share agreements	-	-	-	1	5
Other real estate owned:
Not covered by loss-share agreements	29,143	31,177	28,811	25,589	23,655
Covered by loss-share agreements	17,668	20,709	23,102	30,077	35,105
Total nonperforming assets	$114,227	$131,372	$121,336	$139,451	$145,811
Total nonperforming assets not covered by loss-share agreements	$52,242	$58,389	$51,253	$54,946	$49,006

Total nonperforming assets to total assets	3.90%	4.48%	3.93%	5.14%	5.97%
Total nonperforming assets to total assets (not covered by loss share)	1.94%	2.19%	1.82%	2.28%	2.31%

Total nonperforming loans to total portfolio loans	3.29%	3.91%	3.41%	4.41%	4.95%
Total nonperforming loans to total portfolio loans (not covered by loss share)	1.26%	1.52%	1.26%	1.80%	1.72%

Troubled debt restructurings not included in above	$12,639	$10,896	$35,889	$34,195	$34,061

Troubled debt restructurings (“TDRs”) were $21.3 million as of June 30, 2013, of which $4.2 million was covered under loss-share. Of the $21.3 million of TDRs, $12.6 million are performing under the terms of the restructured agreements, as compared to $44.9 million of TDRs as of December 31, 2012, of which $35.9 million were performing under the terms of the restructured agreements. The decrease in performing TDRs was primarily due to a significant amount of restructurings that are no longer required to be reported as TDRs due to contractual performance over a passage of time.

OREO at June 30, 2013 totaled $46.8 million, which is a decrease of $5.1 million from $51.9 million at December 31, 2012. At June 30, 2013, the carrying value of OREO covered by loss-share agreements was $17.7 million, a decrease of $5.4 million from $23.1 million at December 31, 2012. OREO not covered by loss-share agreements totaled $29.1 million at June 30, 2013, a slight increase from $28.8 million at December 31, 2012. Of the $29.1 million in non-covered OREO at June 30, 2013, $2.8 million was acquired from First Trust or KeySource. The Company has sold $18.4 million of OREO properties during the six months ended June 30, 2013, which was offset by $14.1 million of additions to OREO. For the three and six months ended June 30, 2013, the Company recorded valuation adjustments of $1.5 million and $2.3 million, respectively, a decrease from valuation adjustments of $2.0 million and $2.7 million for the three and six months ended June 30, 2012, respectively.

The following is a summary of OREO at the periods presented (dollars in thousands):

Table 8

Other Real Estate Owned

	June 30, 2013	December 31, 2012
Covered under loss-share agreements:
Residential 1-4 family properties	$5,467	$7,897
Multifamily properties	50	303
Commercial properties	2,582	5,226
Construction, land development and other land	9,569	9,676
	17,668	23,102
Not covered under loss-share agreements:
Residential 1-4 family properties	4,259	2,185
Commercial properties	5,314	7,882
Construction, land development and other land	19,570	18,744
	29,143	28,811
Total other real estate owned	$46,811	$51,913

Allowance for Loan Losses and Asset Quality

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

The allowance for loan losses was $32.9 million at June 30, 2013, a decrease of $7.4 million, or 18.4%, from $40.3 million at December 31, 2012. Loan loss reserves to total portfolio loans were 1.60% and 1.98% at June 30, 2013 and December 31, 2012, respectively. The allowance for loan loss allocated to loans not marked to fair value was 1.53% and 1.72% at June 30, 2013 and December 31, 2012, respectively.

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

Net loan charge-offs for the second quarter of 2013 were $7.4 million, which included $4.3 million on loans covered under loss-share agreements and $3.1 million on loans not covered under loss-share agreements. The Company’s share of the covered net loan charge-offs was $851,000, with the remainder being reimbursed by the FDIC. Combined with the $3.1 million of non-covered net charge-offs, the Company incurred $4.0 million in net charge-off losses, or 0.78% of average loans, during the second quarter of 2013, compared to $5.1 million, or 1.17% of average loans, for the second quarter of 2012.

Net loan charge-offs for the six months ended June 30, 2013 were $15.5 million, which included $8.7 million on loans covered under loss-share agreements and $6.8 million on loans not covered under loss-share agreements. The Company’s share of the covered net loan charge-offs for the six months ended June 30, 2013 was $1.8 million, with the remainder being reimbursed by the FDIC. Combined with the $6.8 million of non-covered net charge-offs, the Company incurred $8.6 million in net charge-off losses, or 0.85% of average loans, during the six months ended June 30, 2013, compared to $8.8 million, or 1.03% of average loans, for the comparable period of 2012.

The following table presents information related to the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

Table 9

Analysis of Allowance for Loan Losses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Beginning balance	$38,148	$36,722	$40,292	$31,008
Provision for credit losses:
Non-covered loans	2,350	7,144	6,000	10,758
Covered loans	(62)	1,186	403	2,751
Change in FDIC indemnification asset	(226)	4,881	1,687	11,139
Net charge-offs on loans covered under loss-share	(4,254)	(4,944)	(8,713)	(7,426)
Charge-offs on loans not covered under loss-share:
Commercial real estate	(98)	(1,845)	(518)	(3,401)
Commercial construction	(3,038)	(1,521)	(4,394)	(2,592)
Commercial and industrial	(237)	(317)	(1,513)	(557)
Residential construction	-	(163)	-	(180)
Residential mortgage	(601)	(309)	(1,393)	(706)
Consumer and other	(165)	(37)	(176)	(47)
Total charge-offs	(4,139)	(4,192)	(7,994)	(7,483)

Recoveries on loans not covered under loss-share:
Commercial real estate	295	4	299	17
Commercial construction	535	5	553	6
Commercial and industrial	171	31	246	43
Residential construction	14	-	18	-
Residential mortgage	24	17	62	38
Consumer and other	3	2	6	5
Total recoveries	1,042	59	1,184	109
Net charge-offs on loans not covered under loss-share	(3,097)	(4,133)	(6,810)	(7,374)
Ending balance	$32,859	$40,856	$32,859	$40,856

Ratios:
Ratio of allowance for loan losses to total portfolio loans	1.60%	2.32%	1.60%	2.32%
Total portfolio loans less fair value loans to allowance not covered by loss-share	1.53%	1.91%	1.53%	1.91%

Deposits

Total deposits at June 30, 2013 were $2.43 billion, a decrease of $228.0 million, or 8.6%, from total deposits of $2.66 billion as of December 31, 2012. This decrease was primarily due to the Company’s decision to utilize excess liquidity and the acquired securities portfolios to repay wholesale and non-core deposits as they matured, as well as aggressively reducing deposit rates over the past three fiscal quarters. Wholesale deposits were 32.4% of total deposits at June 30, 2013, an increase compared to 28.4% as of December 31, 2012. Transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased $287.9 million, or 25.2%, over the past twelve months. At June 30, 2013, time deposits were 41.2% of total deposits, compared to 43.7% at December 31, 2012.

Capital Resources

The Company and BNC are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and BNC must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of June 30, 2013, the Company and BNC were “well capitalized” and exceeded the minimum thresholds established under this regulatory framework. There have been no conditions or events since June 30, 2013 that management believes have changed either the Company’s or BNC’s capital classifications.

On June 30, 2013, shareholders’ equity was $254.4 million, a decrease of $27.8 million, or 9.8%, from shareholders’ equity of $282.2 million as of December 31, 2012. In April 2013, the Company closed on a $30.0 million term loan and used the proceeds to redeem $31.3 million of Series A Preferred Stock. As a result of this redemption, the Company recorded $356,000 of additional discount accretion during the second quarter of 2013. After this redemption and the conversion of 1,804,566 shares of Series B Mandatorily Convertible Non-Voting Preferred Stock to non-voting common stock in February 2013, the Company no longer has any preferred shares issued or outstanding.

At June 30, 2013, the Tier I risk-based capital ratio for BNC was 12.57%, the total risk-based capital ratio was 13.82% and the Tier I leverage ratio was 9.44%. All capital ratios exceeded the minimum thresholds established for a well-capitalized bank by regulatory measures. At June 30, 2013, the Company’s total risk-based capital ratio was 12.53%, thus classifying the Company as “well-capitalized” for regulatory purposes.

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

Our cash liquidity position, which includes cash and cash equivalents and investment securities, aggregated $549.5 million at June 30, 2013, compared to $690.4 million at December 31, 2012. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $223.6 million from the FHLB of Atlanta, with $135.4 million outstanding at June 30, 2013. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $69.7 million, with no outstanding balances. These amounts are based on assets currently pledged. In addition, we may purchase federal funds through unsecured federal funds guidance lines of credit totaling $55.0 million, with no outstanding balance as of June 30, 2013. We also have $2.9 million of cash collateral from a counterparty related to our interest rate swap, which we are required to pay daily interest at the federal funds rate.

We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Contractual Obligations

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for discussion with respect to the Company’s contractual obligations. Additional disclosures about the Company’s contractual obligations are included in Note 9 “Borrowings” in the “Notes to Consolidated Financial Statements.”

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, BNC’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2012 to June 30, 2013.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 12 “Off-Balance Sheet Risk” in the “Notes to Consolidated Financial Statements”.

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

Signature	Title	Date
/s/ Richard D. Callicutt II	President, Chief Executive	August 9, 2013
Richard D. Callicutt II	Officer and Director

/s/ David B. Spencer	Senior Executive Vice President and	August 9, 2013
David B. Spencer	Chief Financial Officer (Principal
Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of May 31, 2013, by and among Randolph Bank & Trust Company, BNC Bancorp and Bank of North Carolina, incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed with the SEC on May 31, 2013.

10.1	Consulting Agreement dated as of April 10, 2013, by and among W. Swope Montgomery, Jr., BNC Bancorp and Bank of North Carolina, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 15, 2013.

10.2	Term Loan Agreement dated April 26, 2013, between BNC Bancorp and Synovus Bank incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on April 30, 2013.

10.3	Restricted Stock Award Agreement dated effective as of April 30, 2013 between BNC Bancorp and Richard D. Callicutt II.

10.4	Restricted Stock Award Agreement dated effective as of April 30, 2013 between BNC Bancorp and David B. Spencer.

10.5	BNC Bancorp 2013 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on May 23, 2013.

10.6	Employment Agreement dated as of June 28, 2013, among BNC Bancorp, Bank of North Carolina and Richard D. Callicutt, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 3, 2013.

10.7	Employment Agreement dated as of June 28, 2013, among BNC Bancorp, Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on July 3, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101) *	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 9, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

