Form 10-Q
period 2013-09-30
BNC BANCORP
filed 2013-11-12
CIK 1210227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 7, 2013, the registrant had outstanding 26,569,311 shares of Common Stock, no par value.

BNC BANCORP AND SUBSIDIARIES

FORM 10-Q

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,
	2013	December 31,
	(Unaudited)	2012
Assets
Cash and due from banks	$39,901	$42,989
Interest-earning deposits in other banks	28,982	191,082
Investment securities available-for-sale, at fair value	257,960	341,539
Investment securities held-to-maturity, at amortized cost (fair value of $232,221 and $118,235 at September 30, 2013 and December 31, 2012, respectively)	242,489	114,805
Federal Home Loan Bank stock, at cost	11,697	7,604
Loans held for sale	17,732	57,414
Loans:
Covered under loss-share agreements	201,799	248,930
Not covered under loss-share agreements	1,898,243	1,786,328
Less allowance for loan losses	(32,358)	(40,292)
Net loans	2,067,684	1,994,966
Accrued interest receivable	10,580	11,363
Premises and equipment, net	69,605	66,615
Other real estate owned:
Covered under loss-share agreements	18,401	23,102
Not covered under loss-share agreements	29,271	28,811
FDIC indemnification asset	32,042	53,519
Investment in bank-owned life insurance	72,556	70,756
Goodwill and other intangible assets, net	31,410	32,193
Other assets	38,399	47,030
Total assets	$2,968,709	$3,083,788

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$299,670	$275,605
Interest-bearing demand	1,172,512	1,221,089
Time deposits	963,679	1,159,615
Total deposits	2,435,861	2,656,309
Short-term borrowings	143,674	32,382
Long-term debt	112,880	88,173
Accrued expenses and other liabilities	18,501	24,680
Total liabilities	2,710,916	2,801,544

Shareholders' Equity:
Preferred stock, no par value, authorized 20,000,000 shares;
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 31,260 shares issued and outstanding at December 31, 2012, net of discount	-	30,717
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 1,804,566 shares issued and outstanding at December 31, 2012	-	17,161
Common stock, no par value; authorized 60,000,000 shares; 20,533,733 and 20,462,667 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	158,546	157,541
Common stock, non-voting, no par value; authorized 20,000,000 shares; 5,992,213 and 4,187,647 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	57,849	40,688
Retained earnings	39,653	30,708
Stock in directors rabbi trust	(3,019)	(3,090)
Directors deferred fees obligation	3,019	3,090
Accumulated other comprehensive income	1,745	5,429
Total shareholders' equity	257,793	282,244
Total liabilities and shareholders' equity	$2,968,709	$3,083,788

See accompanying notes to consolidated financial statements.

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Interest Income:
Loans, including fees	$29,758	$24,250	$88,517	$70,372
Investment securities:
Taxable	1,067	1,097	3,153	3,622
Tax-exempt	3,095	2,400	8,869	7,139
Interest-earning balances and other	88	67	295	158
Total interest income	34,008	27,814	100,834	81,291
Interest Expense:
Demand deposits	3,980	3,562	11,119	10,705
Time deposits	2,275	3,711	8,212	11,573
Short-term borrowings	134	35	305	296
Long-term debt	983	755	2,463	2,198
Total interest expense	7,372	8,063	22,099	24,772
Net Interest Income	26,636	19,751	78,735	56,519
Provision for loan losses, net	3,350	3,708	9,753	17,217
Net interest income after provision for loan losses	23,286	16,043	68,982	39,302
Non-Interest Income:
Mortgage fees	2,408	1,773	7,269	4,267
Service charges	1,000	746	2,960	2,233
Earnings on bank-owned life insurance	571	425	1,672	1,230
Gain (loss) on sale of investment securities, net	-	756	(52)	2,375
Bargain purchase gain on acquisition	-	-	-	7,734
Other	1,845	1,553	5,779	4,905
Total non-interest income	5,824	5,253	17,628	22,744
Non-Interest Expense:
Salaries and employee benefits	12,584	10,291	38,117	29,884
Occupancy	1,666	1,240	4,856	3,438
Furniture and equipment	1,351	993	3,990	3,019
Data processing and supplies	883	619	2,326	2,012
Advertising and business development	228	509	1,425	1,272
Insurance, professional and other services	1,437	2,136	4,352	4,702
FDIC insurance assessments	660	609	2,106	1,709
Loan, foreclosure and other real estate owned expenses	1,962	2,658	6,856	7,279
Other	1,659	1,344	5,277	4,086
Total non-interest expense	22,430	20,399	69,305	57,401
Income before income tax expense (benefit)	6,680	897	17,305	4,645
Income tax expense (benefit)	1,650	(492)	3,329	(760)
Net Income	5,030	1,389	13,976	5,405
Less preferred stock dividends and discount accretion	-	601	1,060	1,803
Net Income Available to Common Shareholders	$5,030	$788	$12,916	$3,602

Basic earnings per common share	$0.19	$0.04	$0.49	$0.25
Diluted earnings per common share	$0.19	$0.04	$0.49	$0.25
Dividends declared and paid per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements.

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$5,030	$1,389	$13,976	$5,405

Other comprehensive income (loss):
Investment securities:
Unrealized holding gain (loss) on investments securities available-for-sale	(2,831)	1,409	(14,714)	4,394
Tax effect	1,091	(545)	5,672	(1,695)
Reclassification of (gains) losses recognized in net income	-	(756)	52	(2,375)
Tax effect	-	292	(20)	916
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(166)	(134)	(457)	(403)
Tax effect	64	51	176	155
Net of tax amount	(1,842)	317	(9,291)	992
Cash flow hedging activities:
Unrealized holding gains (losses)	(975)	(134)	1,961	(566)
Tax effect	376	53	(756)	219
Reclassification of losses recognized in net income	2,625	2,014	7,163	5,807
Tax effect	(1,012)	(778)	(2,761)	(2,240)
Net of tax amount	1,014	1,155	5,607	3,220
Total other comprehensive income (loss)	(828)	1,472	(3,684)	4,212
Total comprehensive income	$4,202	$2,861	$10,292	$9,617

See accompanying notes to consolidated financial statements.

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands, except per share data)

												Directors	Accumulated
			Non-voting		Common	Preferred	Preferred	Preferred	Preferred		Stock in	deferred	other com-
	Common stock		common stock		stock	stock	stock	stock	stock	Retained	directors	fees	prehensive
	Shares	Amount	Shares	Amount	warrants	Series A	Series B	Series B-1	Series C	earnings	Rabbi trust	obligation	income	Total

Balance, December 31, 2011	9,100,890	$87,421	-	$-	$2,412	$30,237	$17,161	$-	$-	$25,614	$(2,505)	$2,505	$1,010	$163,855
Net income	-	-	-	-	-	-	-	-	-	5,405	-	-	-	5,405
Directors deferred fees	-	-	-	-	-	-	-	-	-	-	(585)	585	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	-	-	4,212	4,212
Preferred stock issued, net	-	-	-	-	-	-	-	40,688	27,620	-	-	-	-	68,308
Common stock issued pursuant to:
Exercise of stock options	48,092	286	-	-	-	-	-	-	-	-	-	-	-	286
Income tax benefit	-	17	-	-	-	-	-	-	-	-	-	-	-	17
Shares traded to exercise options	(19,189)	(148)	-	-	-	-	-	-	-	-	-	-	-	(148)
Stock-based compensation	41,501	411	-	-	-	-	-	-	-	-	-	-	-	411
Dividend reinvestment plan	21,066	162	-	-	-	-	-	-	-	-	-	-	-	162
Acquisition of KeySource	1,810,267	13,942	-	-	-	-	-	-	-	-	-	-	-	13,942
Conversion of preferred stock	10,356,613	68,308	-	-	-	-	-	(40,688)	(27,620)	-	-	-	-	-
Redemption of common stock warrant	-	1,472	-	-	(2,412)	-	-	-	-	-	-	-	-	(940)
Cash dividends:
Common stock, $0.15 per share	-	-	-	-	-	-	-	-	-	(1,887)	-	-	-	(1,887)
Preferred stock, net of accretion	-	-	-	-	-	360	-	-	-	(1,803)	-	-	-	(1,443)
Balance, September 30, 2012	21,359,240	$171,871	-	$-	$-	$30,597	$17,161	$-	$-	$27,329	$(3,090)	$3,090	$5,222	$252,180

Balance, December 31, 2012	20,462,667	$157,541	4,187,647	$40,688	$-	$30,717	$17,161	$-	$-	$30,708	$(3,090)	$3,090	$5,429	$282,244
Net income	-	-	-	-	-	-	-	-	-	13,976	-	-	-	13,976
Directors deferred fees	-	-	-	-	-	-	-	-	-	-	71	(71)	-	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	-	-	-	-	(3,684)	(3,684)
Redemption of preferred stock	-	-	-	-	-	(31,260)	-	-	-	-	-	-	-	(31,260)
Stock-based compensation	52,479	811	-	-	-	-	-	-	-	-	-	-	-	811
Dividend reinvestment plan	18,587	194	-	-	-	-	-	-	-	-	-	-	-	194
Conversion of preferred stock	-	-	1,804,566	17,161	-	-	(17,161)	-	-	-	-	-	-	-
Cash dividends:
Common stock, $0.15 per share	-	-	-	-	-	-	-	-	-	(3,971)	-	-	-	(3,971)
Preferred stock, net of accretion	-	-	-	-	-	543	-	-	-	(1,060)	-	-	-	(517)
Balance, September 30, 2013	20,533,733	$158,546	5,992,213	$57,849	$-	$-	$-	$-	$-	$39,653	$(3,019)	$3,019	$1,745	$257,793

See accompanying notes to consolidated financial statements.

BNC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income	$13,976	$5,405
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,753	17,217
Depreciation and amortization	3,351	2,098
Amortization of premiums, net	3,386	744
Amortization of intangible assets	783	396
Accretion of fair value purchase accounting adjustments	(11,938)	(4,792)
Bargain purchase gain on acquisition	-	(7,734)
Cash flow hedge expense	7,163	5,807
Stock-based compensation	811	411
Deferred compensation	393	630
Earnings on bank-owned life insurance	(1,672)	(1,230)
Net loss (gain) on sale of investment securities available-for-sale	52	(2,375)
Loss on sale of premises and equipment	109	183
Losses on other real estate owned	2,498	4,107
Gain on sale of loans (mortgage fees)	(7,269)	(4,267)
Origination of loans held for sale	(257,981)	(184,460)
Proceeds from sales of loans held for sale	289,828	168,440
Decrease in accrued interest receivable	783	1,897
Decrease in FDIC indemnification asset	22,615	49,959
Decrease in other assets	12,353	1,997
(Decrease) increase in accrued expenses and other liabilities	(7,190)	1,706
Net cash provided by operating activities	81,804	56,139
Investing activities
Purchases of investment securities available-for-sale	(78,518)	(47,635)
Purchases of investment securities held-to-maturity	(43,751)	(14,272)
Proceeds from sales of investment securities available-for-sale	15,973	57,134
Proceeds from maturities and payments of investment securities available-for-sale	42,425	30,044
Proceeds from maturities and payments of investment securities held-to-maturity	1,209	-
(Purchase) redemption of Federal Home Loan Bank stock	(4,093)	2,716
Net increase in loans	(78,635)	(69,354)
Purchases of premises and equipment	(6,102)	(7,935)
Proceeds from disposal of premises and equipment	47	283
Investment in bank-owned life insurance	(128)	-
Investment in other real estate owned	(1,972)	(1,052)
Proceeds from sales of other real estate owned	25,084	35,827
Net cash received from acquisitions	-	67,387
Net cash provided by (used in) by investing activities	(128,461)	53,143
Financing activities
Net decrease in deposits	(218,804)	(38,986)
Net increase (decrease) in short-term borrowings	111,292	(33,856)
Net increase in long-term-debt	24,535	-
Preferred stock (redeemed) issued , net	(31,260)	68,308
Common stock issued from exercise of stock options	-	138
Common stock issued pursuant to dividend reinvestment plan	194	162
Redemption of common stock warrant	-	(940)
Cash dividends paid, net of accretion	(4,488)	(3,330)
Net cash used in financing activities	(118,531)	(8,504)
Net increase (decrease) in cash and cash equivalents	(165,188)	100,778
Cash and cash equivalents, beginning of period	234,071	55,829
Cash and cash equivalents, end of period	$68,883	$156,607

Supplemental Statement of Cash Flows Disclosure
Interest paid	$22,573	$24,594
Income taxes paid	932	1,606
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$22,622	$32,131
Transfer of loans held for sale to loans	15,104	-
FDIC indemnification asset increase for losses, net	5,901	12,984
Transfer of investment securities from available-for-sale to held-to-maturity	86,526	-

See accompanying notes to consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

BNC Bancorp (the “Company”) is a bank holding company for Bank of North Carolina (“BNC”), a wholly-owned subsidiary, headquartered in High Point, North Carolina. BNC is a full service commercial bank providing commercial banking services tailored to the particular banking needs of the communities it serves in North and South Carolina. BNC’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in BNC’s market areas.

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

Recently Adopted and Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”) to provide guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). The provisions were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not expect the adoption of this ASU to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists thereby reducing diversity in practice. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments are to be applied prospectively to all unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company does not expect the adoption of this ASU to have a material impact the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This ASU is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

NOTE 2 – ACQUISITIONS

Acquisition of Randolph Bank & Trust Company

On October 1, 2013, the Company completed the acquisition of Randolph Bank & Trust Company (“Randolph”) pursuant to the terms of the Agreement and Plan of Merger dated May 31, 2013. Randolph was a commercial bank with approximately $290 million in assets that served small businesses and professionals and operated six branches in the Piedmont-Triad area of North Carolina. This acquisition aligns with the Company’s strategy of growth focused within existing markets. Randolph’s branch offices will continue to operate under the Randolph name until systems are converted in early December.

Randolph shareholders received 0.87 shares of BNC voting common stock for each share of Randolph common stock, or cash in the amount of $10.00 per share. Eighty percent of Randolph common shares were converted into the right to receive BNC voting common stock, while the remaining 20% were converted into the right to receive cash. As part of the closing, Randolph preferred shareholders, including the United States Department of the Treasury (“Treasury”), received cash payments equal to the liquidation value of their preferred shares. The Company paid total consideration of approximately $20.6 million.

The Company is in the process of obtaining third-party valuations to determine the fair value of loans, property, plant and equipment and intangible assets acquired from Randolph. As a result, it is impracticable to disclose the preliminary purchase price allocation as of the filing date of these unaudited consolidated financial statements.

As the acquisition closed subsequent to September 30, 2013, none of the assets acquired, liabilities assumed or results of operations for Randolph are included in the Company’s financial information as of and for the three and nine months ended September 30, 2013.

Acquisition of First Trust Bank

On November 30, 2012, the Company completed the acquisition of First Trust Bank (“First Trust”), which operated three branches in Charlotte, North Carolina. The acquisition of First Trust expanded and enhanced the BNC franchise in the metropolitan Charlotte market.

A summary of assets received and liabilities assumed for First Trust, as well as the associated fair value adjustments, are as follows (dollars in thousands):

	As Recorded by First Trust	Fair Value Adjustments		As Recorded by BNC
Assets
Cash and due from banks	$46,079	$-		$46,079
Investment securities available-for-sale	124,616	-		124,616
Federal Home Loan Bank stock, at cost	753	-		753
Loans	179,702	(9,820	)(1)	169,882
Premises and equipment	6,938	866	(2)	7,804
Accrued interest receivable	1,565	-		1,565
Other real estate owned	8,686	(535	)(3)	8,151
Core deposit intangible	-	1,826	(4)	1,826
Other assets	12,337	3,295	(5)	15,632
Total assets acquired	$380,676	$(4,368)		376,308
Liabilities
Deposits	$(323,139)	$(884	)(6)	$(324,023)
Short-term borrowings	(7,899)	-		(7,899)
Other liabilities	(2,849)	-		(2,849)
Total liabilities assumed	$(333,887)	$(884)		(334,771)

Net assets acquired				41,537
Total consideration paid				36,565
Bargain purchase gain				$4,972

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

A summary of assets received and liabilities assumed for KeySource, as well as the associated fair value adjustments, are as follows (dollars in thousands):

	As Recorded by	Fair Value		As Recorded
	KeySource	Adjustments		by BNC
Assets
Cash and due from banks	$19,847	$-		$19,847
Investment securities available-for-sale	3,445	-		3,445
Federal Home Loan Bank stock, at cost	430	-		430
Loans	148,295	(8,690	)(1)	139,605
Premises and equipment	650	-		650
Accrued interest receivable	547	-		547
Other real estate owned	1,289	(150	)(2)	1,139
Core deposit intangible	-	621	(3)	621
Other assets	4,445	3,516	(4)	7,961
Total assets acquired	$178,948	$(4,703)		174,245
Liabilities
Deposits	$(151,553)	$(854	)(5)	(152,407)
Short-term borrowings	(780)	-		(780)
Long-term debt	(5,999)	(48	)(6)	(6,047)
Other liabilities	(1,754)	102	(7)	(1,652)
Total liabilities assumed	$(160,086)	$(800)		(160,886)

Net assets acquired				13,359
Total consideration paid				13,942
Goodwill				$583

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

(7) -   Adjustment for the reversal of an accrued liability.

A summary of the consideration paid for KeySource is as follows (dollars in thousands):

Common stock issued (1,810,267 shares)	$13,686
Fair value of KeySource stock options assumed	256
Total consideration paid	$13,942

None of the goodwill is deductible for income tax purposes.

Acquisition of Branches from The Bank of Hampton Roads

On September 21, 2012, the Company acquired two branches of Gateway Bank & Trust Company located in Cary and Chapel Hill, North Carolina, respectively, which were owned and operated by The Bank of Hampton Roads (“BHR”). The estimated fair value of the assets acquired, which included cash, premises and equipment, and other assets, totaled $24.1 million, while the estimated fair value of liabilities assumed, which included deposits and other liabilities, totaled $24.5 million. BNC recorded approximately $400,000 of goodwill related to this acquisition. None of the goodwill is deductible for income tax purposes.

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

A summary of the assets received and liabilities assumed from the FDIC for Carolina Federal, as well as the associated fair value adjustments, are as follows (dollars in thousands):

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

Series A Preferred Stock Issued under TARP

On December 5, 2008, as part of the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), the Company issued and sold to the Treasury 31,260 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and a warrant to purchase up to 543,337 shares of the Company’s common stock at an exercise price of $8.63 per share.  On August 29, 2012, the Treasury completed the auction and sale of its investment in the Company’s Series A Preferred Stock to private investors.  The Company received no proceeds from the auction. On September 19, 2012, the Company repurchased the warrant from the Treasury for approximately $940,000. The warrant has been cancelled.

On April 29, 2013, the Company redeemed all 31,260 shares of the Series A Preferred Stock that were issued under the Treasury’s TARP CPP. The redemption was made using cash on hand and the proceeds of a $30.0 million term loan that was obtained in April 2013. See further discussion of the terms of the loan agreement at Note 9.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares and participating securities outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common stock during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock awards and the warrant under the Treasury’s TARP CPP (collectively referred to herein as “Stock Rights”). Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive. As discussed in Note 3, the warrant issued in connection with the Treasury’s TARP CPP was repurchased by the Company and cancelled in September 2012.

The Company's basic and diluted earnings per share calculations are presented in the following table (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common shareholders	$5,030	$788	$12,916	$3,602
Add: Convertible preferred stock dividends	-	90	-	270
Net income available to participating common shareholders	$5,030	$878	$12,916	$3,872

Weighted average common shares - basic	26,501,769	19,840,076	26,229,236	13,548,555
Add: Effect of convertible preferred stock	-	1,804,566	251,185	1,804,566
Weighted average participating common shares - basic	26,501,769	21,644,642	26,480,421	15,353,121
Effects of dilutive Stock Rights	80,317	1,395	13,064	5,334
Weighted average participating common shares - diluted	26,582,086	21,646,037	26,493,485	15,358,455

Basic earnings per common share	$0.19	$0.04	$0.49	$0.25
Diluted earnings per common share	$0.19	$0.04	$0.49	$0.25

For the three and nine months ended September 30, 2013, respectively, there were 71,500 and 390,002 shares of Stock Rights excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods. For the three and nine months ended September 30, 2012, respectively, there were 455,411 shares of Stock Rights excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013:
Available-for-sale:
U.S. government agencies	$15,250	$-	$553	$14,697
State and municipals	180,335	2,820	5,458	177,697
Corporate debt securities	8,000	27	156	7,871
Other debt securities	4,718	-	358	4,360
Mortgage-backed securities:
Residential government sponsored	45,017	1,717	513	46,221
Other government sponsored	6,849	269	4	7,114
	$260,169	$4,833	$7,042	$257,960
Held-to-maturity:
State and municipals	$216,489	$376	$9,614	$207,251
Corporate debt securities	16,000	10	1,040	14,970
Other debt securities	10,000	-	-	10,000
	$242,489	$386	$10,654	$232,221

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012:
Available-for-sale:
U. S government agencies	$15,735	$660	$-	$16,395
State and municipals	213,679	11,359	1,152	223,886
Mortgage-backed securities:
Residential government sponsored	83,764	3,155	29	86,890
Other government sponsored	13,923	450	5	14,368
	$327,101	$15,624	$1,186	$341,539
Held-to-maturity:
State and municipals	$108,805	$4,576	$146	$113,235
Corporate debt securities	6,000	-	1,000	5,000
	$114,805	$4,576	$1,146	$118,235

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

The amortized cost and estimated fair value of investment securities at September 30, 2013, by contractual maturity, are shown below (dollars in thousands). The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value

Available-for-sale:
Due in one year or less	$3,965	$4,005
Due after one through five years	475	485
Due after five through ten years	18,828	18,904
Due after ten years	236,901	234,566
	$260,169	$257,960

Held-to-maturity:
Due in one year or less	$543	$555
Due after one year through five years	11,863	10,954
Due after five through ten years	23,474	23,425
Due after ten years	206,609	197,287
	$242,489	$232,221

At September 30, 2013 and December 31, 2012, investment securities with an estimated fair value of approximately $173.4 million and $175.1 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following is a summary of realized gains and losses from the sales of investment securities classified as available-for-sale (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Proceeds from sales	$-	$17,563	$15,797	$57,134

Gross realized gains on sales	$-	$756	$176 (1)	$2,476
Gross realized losses on sales	-	-	(228)	(101)
Total realized gains (losses), net	$-	$756	$(52)	$2,375

(1) Gain was derived from the redemption of preferred stock from another financial institution that was purchased at auction from the Treasury.

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:
U.S. Government agencies	$14,697	$553	$-	$-	$14,697	$553
State and municipals	89,139	5,458	-	-	89,139	5,458
Corporate debt securities	2,844	156	-	-	2,844	156
Other debt securities	4,360	358	-	-	4,360	358
Mortgage-backed securities	20,237	517	-	-	20,237	517
	$131,277	$7,042	$-	$-	$131,277	$7,042

Held-to-maturity:
State and municipals	$184,751	$9,342	$3,628	$272	$188,379	$9,614
Corporate debt securities	-	-	4,960	1,040	4,960	1,040
	$184,751	$9,342	$8,588	$1,312	$193,339	$10,654

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012:	Value	Losses	Value	Losses	Value	Losses
Available-for-sale:
State and municipals	$75,551	$1,152	$-	$-	$75,551	$1,152
Mortgage-backed securities	22,465	34	-	-	22,465	34
	$98,016	$1,186	$-	$-	$98,016	$1,186

Held-to-maturity:
State and municipals	$10,301	$146	$-	$-	$10,301	$146
Corporate debt securities	-	-	5,000	1,000	5,000	1,000
	$10,301	$146	$5,000	$1,000	$15,301	$1,146

At September 30, 2013, the unrealized losses relate to 228 state and municipal securities, 19 mortgage-backed securities, five agency securities, three corporate debt securities and one other debt security. Three of the state and municipal securities have been in an unrealized loss position for greater than 12 months. The Company noted all state and municipal securities with an unrealized loss were rated as investment grade at September 30, 2013. The gross unrealized losses reported for the mortgage-backed securities relate to investment securities issued by the Federal National Mortgage Association, the Government National Mortgage Association, or Federal Home Loan Mortgage Corporation (“Freddie Mac”). All the securities with an unrealized loss have been in that position for less than 12 months. The gross unrealized losses reported for the agency securities relate to investment securities issued by Freddie Mac or the United States Small Business Administration. The agency securities with an unrealized loss have been in that position for less than 12 months. The Freddie Mac securities have investment grade ratings. The corporate debt securities are with well-capitalized and sound financial institutions. Two of the corporate debt securities have been in that position for more than 12 months. These securities are all rated as investment grade. The other debt security is backed by a pool of student loan debt. The security has been in that position for less than 12 months and has an investment grade rating.

The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these investment securities before the anticipated recovery of the amortized cost basis. The unrealized loss for these securities are caused by changes in market interest rates and not credit concerns related to the respective issuers. Based on this analysis, the Company does not consider these investment securities to be other-than-temporarily impaired at September 30, 2013.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans, including loans covered under loss-share agreements with the FDIC (“covered”) and loans not covered under loss-share agreements (“non-covered”) at September 30, 2013 and December 31, 2012 are summarized below (dollars in thousands):

	September 30, 2013			December 31, 2012
	Covered	Non-covered		Covered	Non-covered
	Loans (1)	Loans (2)	Total	Loans (1)	Loans (2)	Total

Commercial real estate	$101,728	$1,157,088	$1,258,816	$114,757	$1,034,686	$1,149,443
Commercial construction	20,251	193,206	213,457	33,447	183,747	217,194
Commercial and industrial	6,755	148,391	155,146	10,898	150,870	161,768
Leases	-	16,061	16,061	-	13,209	13,209
Total commercial	128,734	1,514,746	1,643,480	159,102	1,382,512	1,541,614
Residential construction	16	28,947	28,963	215	34,514	34,729
Residential mortgage	71,096	346,110	417,206	87,015	359,260	446,275
Consumer and other	1,953	8,440	10,393	2,598	10,042	12,640
	$201,799	$1,898,243	$2,100,042	$248,930	$1,786,328	$2,035,258

(1) The unpaid principal balance for covered loans was $211.1 million and $272.7 million at September 30, 2013 and December 31, 2012, respectively.

(2) Amount includes $269.0 million and $347.2 million of acquired, non-covered loans as of September 30, 2013 and December 31, 2012, respectively.

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

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected. The changes in the carrying amount of covered acquired loans and accretable yield for loans receivable for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Accretable	Carrying	Accretable	Carrying
	Yield	Amount	Yield	Amount

Balance at beginning of period	$(12,895)	$248,930	$(8,387)	$320,033
Reductions from payments and foreclosures, net	-	(54,337)	-	(74,998)
Reclass from non-accretable to accretable yield	(1,545)	-	(8,403)	-
Accretion	7,206	7,206	3,895	3,895
Balance at end of period	$(7,234)	$201,799	$(12,895)	$248,930

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank. At September 30, 2013 and December 31, 2012, real estate loans with carrying values of $681.3 million and $462.4 million, respectively, were pledged to secure borrowing facilities from these institutions.

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

Commercial and industrial and leases

Each commercial loan or lease is centrally underwritten based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower’s businesses including the experience and background of the principals is obtained prior to approval. To the extent that the loan or lease is secured by collateral, which is usually personal property or business assets such as inventory or accounts receivable, which is true for the majority of commercial loans and leases, the likely value of the collateral and level of strength the collateral brings to the transaction is evaluated. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed. Common risks include general economic conditions within the markets the Bank serves, as well as risks that are specific to each transaction including demand for products and services, personal events such as disability or change in marital status, and reductions in the value of collateral.

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

Residential mortgage loans

Each residential mortgage loan is underwritten using credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. To the extent that the loan is secured by collateral, the likely value of that collateral is evaluated. Common risks to each class of non-commercial loans include risks that are not specific to individual transactions such as general economic conditions within the markets BNC serves, particularly unemployment and potential declines in real estate values. Personal events such as disability or change in marital status also add risk to residential mortgage loans. Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Company will not receive any proceeds from the sale of the property until the first mortgage has been completely repaid. Over the past two years, the Company has significantly tightened underwriting criteria and requirements for second mortgage and home equity lines of credit. This includes requiring higher credit scores from borrowers and limiting loan-to-value ratios.

Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  At September 30, 2013, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $89.3 million, which represented approximately 98% of the total second liens held by the Company.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans by obtaining updated credit information on all borrowers from the credit bureaus as part of the overall management of the relationship. If these procedures identify significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15-year maturity and draw period. Scheduled monthly interest payments are the only required payments during the term of the line. The full principal amount is due at maturity as a lump-sum balloon payment.  At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are generally obtained.  Our underwriting criteria for such loans require the borrowers to qualify as if the loans require principal and interest payments for the complete term of the loans sufficient to fully amortize the loans.  If the borrowers qualify under our current underwriting standards, the loans are either renewed, converted to conventional second mortgage loans that are fully amortizing, or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals. At September 30, 2013, approximately 97% of the home equity lines of credit were still paying interest only. The following table summarizes the maturity dates of our home equity lines of credit as of September 30, 2013 (dollars in thousands):

2013	$171
2014	1,570
2015	1,316
2016	3,189
2017	3,463
2018	4,392
Thereafter	99,725
$113,826

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

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012, respectively, is as follows (dollars in thousands):

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
2013	Real Estate	Construction	and Industrial	Leases	Construction	Mortgage	and Other	Total
Allowance for loan losses:
Three months ended:
Balance July 1, 2013	$12,891	$6,997	$3,541	$-	$377	$8,773	$280	$32,859
Charge-offs	(1,658)	(1,241)	(1,053)	-	-	(2,264)	(53)	(6,269)
Recoveries	607	551	167	-	2	144	10	1,481
Provision (a)	1,729	615	(379)	38	(145)	1,577	(85)	3,350
Change in FDIC indemnification asset (a)	(70)	(119)	435	-	-	645	46	937
Balance September 30, 2013	$13,499	$6,803	$2,711	$38	$234	$8,875	$198	$32,358

Nine months ended:
Balance January 1, 2013	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292
Charge-offs	(3,383)	(9,165)	(3,292)	-	-	(7,935)	(279)	(24,054)
Recoveries	1,479	1,386	453	-	23	377	25	3,743
Provision (a)	1,364	2,975	1,556	20	(380)	3,968	250	9,753
Change in FDIC indemnification asset (a)	(1,679)	1,800	416	-	(2)	2,024	65	2,624
Balance September 30, 2013	$13,499	$6,803	$2,711	$38	$234	$8,875	$198	$32,358

2012
Allowance for loan losses:
Three months ended:
Balance July 1, 2012	$14,335	$11,130	$5,591	$18	$650	$9,038	$94	$40,856
Charge-offs	(2,843)	(2,033)	(2,262)	-	(40)	(3,838)	(41)	(11,057)
Recoveries	687	61	44	-	24	140	2	958
Provision (b)	(134)	1,759	(359)	-	(56)	2,486	12	3,708
Change in FDIC indemnification asset (b)	-	-	-	-	-	358	-	358
Balance September 30, 2012	$12,045	$10,917	$3,014	$18	$578	$8,184	$67	$34,823

Nine months ended:
Balance January 1, 2012	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008
Charge-offs	(6,632)	(9,722)	(4,392)	-	(220)	(6,425)	(152)	(27,543)
Recoveries	704	926	261	-	24	718	11	2,644
Provision (b)	2,778	6,476	2,439	-	75	5,390	59	17,217
Change in FDIC indemnification asset (b)	3,406	2,280	368	-	-	5,443	-	11,497
Balance September 30, 2012	$12,045	$10,917	$3,014	$18	$578	$8,184	$67	$34,823

(a) The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $216,000 and $619,000 for the three and nine months ended September 30, 2013, respectively. This resulted in an increase in the FDIC indemnification asset of $937,000 and $2.6 million for the three and nine months ended September 30, 2013, respectively, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loans portfolio of $1.2 million and $3.2 million for the three and nine months ended September 30, 2013, respectively.

(b) The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $82,000 and $2.8 million for the three and nine months ended September 30, 2012, respectively. This resulted in an increase in the FDIC indemnification asset of $358,000 and $11.5 million for the three and nine months ended September 30, 2012, respectively, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loans portfolio of $440,000 and $14.3 million for the three and nine months ended September 30, 2012, respectively.

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial	Commercial	Commercial		Residential	Residential	Consumer
September 30, 2013	Real Estate	Construction	and Industrial	Leases	Construction	Mortgage	and Other	Total
Ending balances:
Specific reserves:
Impaired loans	$2,671	$1,393	$42	$-	$39	$1,402	$2	$5,549
Purchase credit impaired loans	3,982	609	275	-	-	2,754	17	7,637
Total specific reserves	6,653	2,002	317	-	39	4,156	19	13,186
General reserves	6,846	4,801	2,394	38	195	4,719	179	19,172
Total	$13,499	$6,803	$2,711	$38	$234	$8,875	$198	$32,358

Loans:
Ending balance:
Individually evaluated for impairment	$34,399	$13,293	$1,367	$-	$357	$15,893	$60	$65,369
Purchase credit impaired loans	106,065	21,103	7,637	-	16	55,995	1,950	192,766
Loans collectively evaluated for impairment	1,118,352	179,061	146,142	16,061	28,590	345,318	8,383	1,841,907
Total	$1,258,816	$213,457	$155,146	$16,061	$28,963	$417,206	$10,393	$2,100,042

December 31, 2012
Ending balances:
Specific reserves:
Impaired loans	$578	$3,023	$4	$-	$2	$1,612	$-	$5,219
Purchase credit impaired loans	6,518	2,704	1,569	-	-	4,000	18	14,809
Total specific reserves	7,096	5,727	1,573	-	2	5,612	18	20,028
General reserves	8,622	4,080	2,005	18	591	4,829	119	20,264
Total	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292

Loans:
Ending balance:
Individually evaluated for impairment	$26,076	$19,367	$1,682	$-	$361	$16,850	$127	$64,463
Purchase credit impaired loans	121,983	34,666	12,397	-	5,741	68,273	2,590	245,650
Loans collectively evaluated for impairment	1,001,384	163,161	147,689	13,209	28,627	361,152	9,923	1,725,145
Total	$1,149,443	$217,194	$161,768	$13,209	$34,729	$446,275	$12,640	$2,035,258

The following presents information related to impaired loans, excluding purchased impaired loans, as of September 30, 2013 and December 31, 2012 (dollars in thousands):

				Impaired Loans - With
	Impaired Loans - With Allowance			No Allowance
			Allowance
		Unpaid	for		Unpaid
	Recorded	Principal	Loan Losses	Recorded	Principal
September 30, 2013:	Investment	Balance	Allocated	Investment	Balance
Originated:
Commercial real estate	$26,632	$26,554	$2,627	$7,321	$7,310
Commercial construction	7,473	7,515	1,362	5,470	5,775
Commercial and industrial	666	662	41	538	535
Residential construction	358	357	39	-	-
Residential mortgage	11,056	11,021	1,378	3,597	3,594
Consumer and other	23	23	2	37	37
Total originated	46,208	46,132	5,449	16,963	17,251
Acquired (non-covered):
Commercial real estate	419	493	45	557	565
Commercial construction	389	388	30	-	-
Commercial and industrial	50	49	1	117	138
Residential mortgage	290	319	25	1,035	1,111
Total acquired (non-covered)	1,148	1,249	101	1,709	1,814
Acquired (covered):
Commercial real estate	-	-	-	99	109
Commercial construction	-	-	-	223	233
Commercial and industrial	-	-	-	4	37
Residential mortgage	-	-	-	6,345	6,498
Total acquired (covered)	-	-	-	6,671	6,877
Total loans	$47,356	$47,381	$5,550	$25,343	$25,942

				Impaired Loans - With
	Impaired Loans - With Allowance			No Allowance
			Allowance
		Unpaid	for		Unpaid
	Recorded	Principal	Loan Losses	Recorded	Principal
December 31, 2012:	Investment	Balance	Allocated	Investment	Balance
Originated:
Commercial real estate	$7,918	$7,891	$562	$17,915	$17,867
Commercial construction	11,838	11,815	3,022	7,581	7,552
Commercial and industrial	99	99	1	1,352	1,351
Residential construction	362	361	2	-	-
Residential mortgage	10,772	10,755	1,526	4,801	4,788
Consumer and other	-	-	-	124	122
Total originated	30,989	30,921	5,113	31,773	31,680
Acquired (non-covered):
Commercial real estate	500	800	16	248	256
Commercial and industrial	240	240	3	-	-
Residential mortgage	601	607	87	765	895
Consumer and other	-	-	-	5	5
Total acquired (non-covered)	1,341	1,647	106	1,018	1,156
Acquired (covered):
Commercial real estate	-	-	-	548	625
Commercial construction	-	-	-	530	561
Commercial and industrial	-	-	-	143	176
Residential mortgage	-	-	-	5,504	5,749
Total acquired (covered)	-	-	-	6,725	7,111
Total loans	$32,330	$32,568	$5,219	$39,516	$39,947

The following presents information related to the average recorded investment, excluding purchase impaired loans, and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income	recorded	income
	investment	recognized	investment	recognized	investment	recognized	investment	recognized
Impaired loans with allowance:
Commercial real estate	$27,158	$311	$14,074	$184	$19,039	$583	$12,841	$330
Commercial construction	5,905	72	10,266	106	6,814	163	9,296	251
Commercial and industrial	603	10	363	35	363	14	1,410	74
Residential construction	433	4	363	3	359	9	330	7
Residential mortgage	11,299	129	11,311	134	11,444	253	9,763	238
Consumer and other	21	-	18	-	41	-	31	-
Total impaired loans with allowance	$45,419	$526	$36,395	$462	$38,060	$1,022	$33,671	$900
Impaired loans with no allowance:
Commercial real estate	$9,146	$149	$13,936	$163	$16,153	$425	$10,591	$461
Commercial construction	6,667	166	9,644	136	10,356	198	10,924	322
Commercial and industrial	481	6	1,411	28	686	10	911	38
Residential construction	-	-	-	-	-	-	491	9
Residential mortgage	11,389	164	7,024	74	11,490	208	7,212	154
Consumer and other	41	-	123	3	51	-	96	7
Total impaired loans with no allowance	$27,724	$485	$32,138	$404	$38,736	$841	$30,225	$991

For the three and nine months ended September 30, 2013 and 2012, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. For the three and nine months ended September 30, 2013 and 2012, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following presents an aging analysis of past due loans as of September 30, 2013 and December 31, 2012 (dollars in thousands):

			Greater
			than
	30-59 Days	60-89 Days	90 Days		Total		Total
September 30, 2013:	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Current	Loans
Originated:
Commercial real estate	$1,795	$-	$-	$5,881	$7,676	$968,792	$976,468
Commercial construction	2,570	179	83	6,066	8,898	165,964	174,862
Commercial and industrial	694	11	-	293	998	137,286	138,284
Leases	-	-	-	-	-	16,061	16,061
Residential construction	-	-	-	-	-	28,174	28,174
Residential mortgage	1,888	702	-	6,851	9,441	278,100	287,541
Consumer and other	6	-	-	37	43	7,802	7,845
Total originated	6,953	892	83	19,128	27,056	1,602,179	1,629,235
Acquired (non-covered):
Commercial real estate	-	689	-	605	1,294	179,326	180,620
Commercial construction	-	-	-	244	244	18,100	18,344
Commercial and industrial	145	-	-	168	313	9,794	10,107
Residential construction	-	-	-	-	-	773	773
Residential mortgage	364	38	-	1,117	1,519	57,050	58,569
Consumer and other	-	-	-	-	-	595	595
Total acquired (non-covered)	509	727	-	2,134	3,370	265,638	269,008
Acquired (covered):
Commercial real estate	419	-	-	11,729	12,148	89,580	101,728
Commercial construction	589	-	-	5,107	5,696	14,555	20,251
Commercial and industrial	302	-	-	487	789	5,966	6,755
Residential construction	-	-	-	-	-	16	16
Residential mortgage	1,345	171	-	12,524	14,040	57,056	71,096
Consumer and other	-	62	1	45	108	1,845	1,953
Total acquired (covered)	2,655	233	1	29,892	32,781	169,018	201,799
Total loans	$10,117	$1,852	$84	$51,154	$63,207	$2,036,835	$2,100,042

			Greater
			than
	30-59 Days	60-89 Days	90 Days		Total		Total
December 31, 2012:	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Current	Loans
Originated:
Commercial real estate	$731	$1,080	$-	$3,522	$5,333	$818,764	$824,097
Commercial construction	369	-	-	7,586	7,955	145,924	153,879
Commercial and industrial	243	8	-	1,121	1,372	123,040	124,412
Leases	-	-	-	-	-	13,209	13,209
Residential construction	-	-	-	-	-	21,704	21,704
Residential mortgage	1,205	2,133	-	7,356	10,694	282,037	292,731
Consumer and other	9	127	-	-	136	8,988	9,124
Total originated	2,557	3,348	-	19,585	25,490	1,413,666	1,439,156
Acquired (non-covered):
Commercial real estate	1,255	-	-	1,179	2,434	208,155	210,589
Commercial construction	315	-	-	-	315	29,553	29,868
Commercial and industrial	113	-	-	248	361	26,097	26,458
Residential construction	136	-	-	-	136	12,674	12,810
Residential mortgage	960	-	-	1,425	2,385	64,144	66,529
Consumer and other	1	1	-	5	7	911	918
Total acquired (non-covered)	2,780	1	-	2,857	5,638	341,534	347,172
Acquired (covered):
Commercial real estate	5,257	84	-	12,730	18,071	96,686	114,757
Commercial construction	-	113	-	14,961	15,074	18,373	33,447
Commercial and industrial	55	-	-	1,170	1,225	9,673	10,898
Residential construction	-	-	-	-	-	215	215
Residential mortgage	3,593	352	-	18,057	22,002	65,013	87,015
Consumer and other	70	1	-	63	134	2,464	2,598
Total acquired (covered)	8,975	550	-	46,981	56,506	192,424	248,930
Total loans	$14,312	$3,899	$-	$69,423	$87,634	$1,947,624	$2,035,258

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

The following presents the recorded investment in the Company’s loans, by credit quality indicator, as of September 30, 2013 and December 31, 2012 (dollars in thousands):

		Pass	Special
September 30, 2013:	Total	Credits	Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$976,468	$890,829	$38,800	$46,839	$-	$-
Commercial construction	174,862	147,718	13,262	13,882	-	-
Commercial and industrial	138,284	130,480	5,086	2,718	-	-
Leases	16,061	16,061	-	-	-	-
Residential construction	28,174	26,485	1,063	626	-	-
Residential mortgage	287,541	249,273	19,765	18,503	-	-
Consumer and other	7,845	7,624	183	38	-	-
Total originated	1,629,235	1,468,470	78,159	82,606	-	-
Total acquired (non-covered):
Commercial real estate	180,620	158,043	12,872	9,705	-	-
Commercial construction	18,344	13,406	1,576	3,362	-	-
Commercial and industrial	10,107	9,033	59	1,015	-	-
Residential construction	773	773	-	-	-	-
Residential mortgage	58,569	44,954	8,350	5,265	-	-
Consumer and other	595	525	70	-	-	-
Total acquired (non-covered):	269,008	226,734	22,927	19,347	-	-
Acquired (covered):
Commercial real estate	101,728	61,917	15,319	17,242	5,185	2,065
Commercial construction	20,251	10,479	1,733	7,544	495	-
Commercial and industrial	6,755	4,548	1,284	533	390	-
Residential construction	16	-	16	-	-	-
Residential mortgage	71,096	39,097	14,076	10,460	7,055	408
Consumer and other	1,953	1,750	158	44	-	1
Total acquired (covered)	201,799	117,791	32,586	35,823	13,125	2,474
Total loans	$2,100,042	$1,812,995	$133,672	$137,776	$13,125	$2,474

		Pass	Special
December 31, 2012:	Total	Credits	Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$824,097	$739,050	$39,562	$45,485	$-	$-
Commercial construction	153,879	115,996	18,088	19,795	-	-
Commercial and industrial	124,412	117,546	4,385	2,481	-	-
Leases	13,209	13,209	-	-	-	-
Residential construction	21,704	19,546	440	1,718	-	-
Residential mortgage	292,731	250,083	21,831	20,817	-	-
Consumer and other	9,124	8,760	320	44	-	-
Total originated	1,439,156	1,264,190	84,626	90,340	-	-
Acquired (non-covered):
Commercial real estate	210,589	192,016	6,993	11,080	500	-
Commercial construction	29,868	24,060	2,228	3,580	-	-
Commercial and industrial	26,458	24,491	1,401	326	-	240
Residential construction	12,810	7,086	176	5,548	-	-
Residential mortgage	66,529	57,965	4,445	4,119	-	-
Consumer and other	918	903	10	5	-	-
Total acquired (non-covered)	347,172	306,521	15,253	24,658	500	240
Acquired (covered):
Commercial real estate	114,757	69,401	19,744	14,960	10,642	10
Commercial construction	33,447	14,605	1,493	9,715	7,634	-
Commercial and industrial	10,898	6,251	2,745	1,118	784	-
Residential construction	215	16	199	-	-	-
Residential mortgage	87,015	46,039	17,069	11,956	11,808	143
Consumer and other	2,598	2,237	291	58	11	1
Total acquired (covered)	248,930	138,549	41,541	37,807	30,879	154
Total loans	$2,035,258	$1,709,260	$141,420	$152,805	$31,379	$394

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

Loans modified in a TDR are, in many cases, already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates. Once we classify a loan a TDR, the loan is only removed from TDR classification under three circumstances: (1) the loan is paid off, (2) the loan is charged off or (3) if, at the beginning of the current fiscal year, the loan has performed in accordance with the modified terms for a minimum of six consecutive months and at the time of modification the loan’s interest rate represented a then current market interest rate for a loan of similar risk.

The following table provides a summary of loans modified as TDRs at September 30, 2013 and December 31, 2012 (dollars in thousands):

				Allowance for
			Total	Loan Losses
	Accrual	Nonaccrual	TDRs	Allocated
September 30, 2013:
Commercial real estate	$4,296	$1,081	$5,377	$759
Commercial construction	2,221	3,314	5,535	569
Commercial and industrial	692	-	692	16
Residential mortgage	6,569	1,162	7,731	505
Consumer and other	24	38	62	2
Total modifications	$13,802	$5,595	$19,397	$1,851
Total contracts	10	40	50

				Allowance for
			Total	Loan Losses
	Accrual	Nonaccrual	TDRs	Allocated
December 31, 2012:
Commercial real estate	$16,010	$2,314	$18,324	$904
Commercial construction	11,420	1,030	12,450	1,960
Commercial and industrial	322	1,029	1,351	-
Residential mortgage	8,015	4,639	12,654	1,165
Consumer and other	122	11	133	-
Total modifications	$35,889	$9,023	$44,912	$4,029
Total contracts	44	20	64

As of September 30, 2013 and December 31, 2012, the Company had no available commitments outstanding on TDRs.

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

The following table presents new TDRs, by modification category, for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands). All balances represent the recorded investment as of the end of the period in which the modification was made.

	Three Months Ended September 30, 2013
			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
Commercial real estate	$-	$-	$331	$-	$331
Commercial and industrial	-	40	536	-	576
Residential mortgage	-	84	390	371	845
Total modifications	$-	$124	$1,257	$371	$1,752

	Nine Months Ended September 30, 2013
			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
Commercial real estate	$101	$648	$331	$911	$1,991
Commercial construction	128	-	152	553	833
Commercial and industrial	-	129	536	-	665
Residential mortgage	452	84	1,076	573	2,185
Consumer and other	-	23	-	-	23
Total modifications	$681	$884	$2,095	$2,037	$5,697

	Three Months Ended September 30, 2012
			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
Commercial real estate	$-	$-	$1,893	$458	$2,351
Commercial construction	-	-	380	-	380
Residential mortgage	-	59	-	2,097	2,156
Consumer and other	-	-	11	-	11
Total modifications	$-	$59	$2,284	$2,555	$4,898

	Nine Months Ended September 30, 2012
			Interest
	Rate	Term	only	Combination	Total
	modifications	modifications	modifications	modifications	modifications
Commercial real estate	$-	$2,517	$3,034	$11,083	$16,634
Commercial construction	-	641	1,693	-	2,334
Commercial and industrial	-	34	-	294	328
Residential mortgage	-	515	3,233	4,993	8,741
Consumer and other	-	-	11	-	11
Total modifications	$-	$3,707	$7,971	$16,370	$28,048

The following table summarizes the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred during the period (dollars in thousands). The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Commercial construction	$-	$5,906
Commercial and industrial	-	29
Residential construction	630	630

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Commercial real estate	$838	$2,522
Commercial construction	1,975	5,961
Commercial and industrial	-	2,339

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity for the three and nine months ended September 30, 2013 and 2012 is summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loans held for sale at September 30,	$17,732	$29,883	$17,732	$29,883
Proceeds from sales of loans held for sale	91,540	60,839	289,828	168,440
Mortgage fees	2,408	1,773	7,269	4,267

NOTE 7 – FDIC INDEMNIFICATION ASSET

The Company has recorded an indemnification asset related to loss share agreements entered into with the FDIC wherein the FDIC will reimburse the Company for certain amounts related to certain acquired loans and other real estate owned should the Company experience a loss. Under the loss sharing arrangements, the FDIC has agreed to absorb 80% of all future losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements. The Company entered into the respective loss-share agreements with the acquisition of Beach First National Bank (“Beach First”) and Blue Ridge Savings Bank (“Blue Ridge”).

Each loss sharing arrangement consists of one single family residential mortgage loan agreement and one commercial and other loans and other real estate owned agreement. The single family residential mortgage loan loss-share agreements provide for FDIC loss sharing and reimbursement for recoveries to the FDIC for ten years from April 9, 2010 and October 14, 2011 for the purchases of Beach First and Blue Ridge, respectively, and reimbursement to the FDIC for ten years from these dates. The commercial and other loan and other real estate owned loss-share agreements provide for FDIC loss sharing for five years from the above stated dates, and reimbursement to the FDIC for eight years from the above dates.

FDIC indemnification asset activity for the three and nine months ended September 30, 2013 and 2012 is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$38,166	$72,483	$53,519	$91,851
Accretion of present value discount, net	83	524	59	1,155
Post-acquisition adjustments	268	(348)	1,079	12,984
Receipt of payment from FDIC	(6,475)	(16,628)	(22,615)	(49,959)
Balance at end of period	$32,042	$56,031	$32,042	$56,031

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

The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates. The Company also has derivatives that are a result of a service it provides to certain qualifying customers, which includes a matched book of derivative instruments offered to customers in order to minimize their interest rate risk.

Derivatives Designated as Cash Flow Hedges of Interest Rate Risk

The Company has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. During the first quarter of 2009, the Company entered into a five-year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. Under this cash flow hedge relationship, the Company has structured a synthetic cap, where the objective is to offset the effect of interest rate changes, whenever funding rates are higher than the strike rate of the synthetic cap. During the third quarter of 2009, the Company paid $24 million to self-finance the transaction, thus securing a traditional interest rate cap. The maturity date of this interest rate cap is February 16, 2014.

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

Derivatives Not Designated as Hedges

The Company utilizes derivative financial instruments, including interest rate swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. These derivative positions are recorded at fair value on the Company’s consolidated balance sheet and, due to the matched nature of these derivative instruments, changes in fair value do not impact the Company’s earnings. At September 30, 2013 and December 31, 2012, the Company had notional amounts of $22.9 million and $18.0 million, respectively, on interest rate contracts with corporate customers and in offsetting interest rate contracts with another financial institution to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The fair value of the Company’s derivatives as of September 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

	September 30, 2013			December 31, 2012
	Notional	Balance Sheet		Notional	Balance Sheet
	Amount	Location	Fair Value	Amount	Location	Fair Value
Derivative assets:
Derivatives designated as hedging instruments:
Interest rate cap	$250,000	Other assets	$1	$250,000	Other assets	$40
Interest rate swap	125,000	Other assets	2,001	-	N/A	-
	$375,000		$2,002	$250,000		$40

Derivatives not designated as hedging instruments:
Interest rate swaps	$17,229	Other assets	$431	$11,499	Other assets	$672
Interest rate cap/floor	5,635	Other assets	138	6,524	Other assets	330
	$22,864		$569	$18,023		$1,002

Derivative liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$22,864	Accrued expenses and other liabilities	$569	$18,023	Accrued expenses and other liabilities	$1,002

The derivative instruments held by the Company are subject to master netting arrangements which contain a legally enforceable right to offset recognized amounts and settle such amounts on a net basis. The Company has elected to present the financial assets and financial liabilities associated with these arrangements on a gross basis in the Consolidated Balance Sheets. Cash collateral is posted by the counterparty with net liability positions in accordance with contract thresholds.

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2013 and December 31, 2012 is presented in the following tables (dollar amounts in thousands):

	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net
				Financial Instruments	Collateral Held/Pledged
September 30, 2013
Derivative assets	$2,571	$-	$2,571	$-	$2,230	$341
Derivative liabilities	569	-	569	-	569	-
Total derivative instruments	$3,140	$-	$3,140	$-	$2,799	$341

December 31, 2012
Derivative assets	$1,042	-	1,042	-	-	1,042
Derivative liabilities	1,002	-	1,002	-	1,002	-
Total derivative instruments	$2,044	$-	$2,044	$-	$1,002	$1,042

The Company has recorded a net loss of $717,000, net of tax, as accumulated other comprehensive loss at September 30, 2013 associated with cash flow hedging instruments and expects losses of $1.9 million, net of tax, to be reclassified into earnings within the next 12 months. The following table presents the losses recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges (dollars in thousands, net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Amount of net gain (losses) recorded in OCI (effective portion)	$(599)	$(81)	$1,205	$(347)
Amount of net loss reclassified from OCI to earnings (1)	1,613	1,236	4,402	3,567

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the nine months ended September 30, 2013 and 2012. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of September 30, 2013, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $569,000, for which the Company has posted collateral of $1.3 million.

NOTE 9 – BORROWINGS

Short-term borrowings at September 30, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

	September 30, 2013	December 31, 2012
Customer repurchase agreements	$27,394	$30,332
Advances from FHLB	114,000	2,000
Federal funds purchased	2,280	50
	$143,674	$32,382

Customer repurchase agreements are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Long-term debt at September 30, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

	September 30, 2013	December 31, 2012

FHLB advances	$59,542	$62,000
Term loan	29,625	-
Junior subordinated debentures	23,713	26,173
Total	$112,880	$88,173

During the first quarter of 2013, the Company prepaid and restructured $20.0 million in FHLB advances.  The early repayment of the debt resulted in a prepayment penalty of $2.7 million, which will be amortized to interest expense in future periods as an adjustment to the cost of the new FHLB advances.

On April 26, 2013, the Company entered into a $30.0 million senior unsecured term loan agreement (the “Term Loan”). The Term Loan currently bears interest at 5.50% and matures on April 26, 2018. The net proceeds from the Term Loan were used to redeem the Company’s Series A Preferred Stock. The Company was not in violation of any covenants included in the Term Loan agreement as of September 30, 2013.

On July 1, 2013, the Company exercised its redemption option and redeemed $2.4 million of its 8.00% fixed rate convertible junior subordinated debentures. These debentures were acquired as part of the acquisition of KeySource.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income, net of taxes, for the three and nine months ended September 30, 2013 and 2012 are as follows (dollars in thousands):

	Unrealized	Unrealized Holding Gains
	Holding Gains on Available-	on Investment Securities Transferred	Unrealized Holding	Total Accumulated
	For-Sale Investment Securities	from Available- For-Sale to Held- to-Maturity	Losses on Cash Flow Hedging Activities	Other Comprehensive Income
Balance at June 30, 2013	$383	$3,921	$(1,731)	$2,573
Other comprehensive income (loss) before reclassifications	(1,740)	-	(599)	(2,339)
Amounts reclassified from accumulated other comprehensive income	-	(102)	1,613	1,511
Net current period other comprehensive income (loss)	(1,740)	(102)	1,014	(828)
Balance at September 30, 2013	$(1,357)	$3,819	$(717)	$1,745

	Unrealized	Unrealized Holding Gains
	Holding Gains on Available-	on Investment Securities Transferred	Unrealized Holding	Total Accumulated
	For-Sale Investment Securities	from Available- For-Sale to Held- to-Maturity	Losses on Cash Flow Hedging Activities	Other Comprehensive Income
Balance at December 31, 2012	$8,872	$2,881	$(6,324)	$5,429
Other comprehensive income (loss) before reclassifications	(9,042)	-	1,205	(7,837)
Amounts reclassified from accumulated other comprehensive income	32	(281)	4,402	4,153
Amounts transferred as a result of the reclassification of securities from available-for-sale to held-to-maturity	(1,219)	1,219	-	-
Net current period other comprehensive income (loss)	(10,229)	938	5,607	(3,684)
Balance at September 30, 2013	$(1,357)	$3,819	$(717)	$1,745

	Unrealized	Unrealized Holding Gains
	Holding Gains on Available-	on Investment Securities Transferred	Unrealized Holding	Total Accumulated
	For-Sale Investment Securities	from Available- For-Sale to Held- to-Maturity	Losses on Cash Flow Hedging Activities	Other Comprehensive Income
Balance at June 30, 2012	$9,477	$3,046	$(8,773)	$3,750
Other comprehensive income (loss) before reclassifications	864	-	(81)	783
Amounts reclassified from accumulated other comprehensive income	(464)	(83)	1,236	689
Net current period other comprehensive income (loss)	400	(83)	1,155	1,472
Balance at September 30, 2012	$9,877	$2,963	$(7,618)	$5,222

	Unrealized	Unrealized Holding Gains
	Holding Gains on Available-	on Investment Securities Transferred	Unrealized Holding	Total Accumulated
	For-Sale Investment Securities	from Available- For-Sale to Held- to-Maturity	Losses on Cash Flow Hedging Activities	Other Comprehensive Income
Balance at December 31, 2011	$8,637	$3,211	$(10,838)	$1,010
Other comprehensive income (loss) before reclassifications	2,699	-	(347)	2,352
Amounts reclassified from accumulated other comprehensive income	(1,459)	(248)	3,567	1,860
Net current period other comprehensive income (loss)	1,240	(248)	3,220	4,212
Balance at September 30, 2012	$9,877	$2,963	$(7,618)	$5,222

The following table details reclassification adjustments from accumulated other comprehensive income during the three and nine months ended September 30, 2013 (dollars in thousands):

	Amount Reclassified
	from Accumulated
	Other Comprehensive Income For the
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2013	Affected Line Item in the Consolidated Statement of Income

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	166	Interest income - investment securities
	(64)	Income tax benefit (expense)
	102	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(2,625)	Interest expense - demand deposits
	1,012	Income tax benefit (expense)
	(1,613)	Total, net of tax
Total reclassifications for the period	$(1,511)	Total, net of tax

	Amount Reclassified
	from Accumulated
	Other Comprehensive Income For the
Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains – investment securities available-for-sale	$(52)	Gain (loss) on sale of investment securities, net
	20	Income tax benefit (expense)
	(32)	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	457	Interest income - investment securities
	(176)	Income tax benefit (expense)
	281	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(7,163)	Interest expense - demand deposits
	2,761	Income tax benefit (expense)
	(4,402)	Total, net of tax
Total reclassifications for the period	$(4,153)	Total, net of tax

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

Derivative Assets and Liabilities – The values of derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivative instruments as Level 2 valuation.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Assets and Liabilities
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2013:
Assets:
Investment securities available-for-sale:
U.S. government agencies	$14,697	$-	$14,697	$-
State and municipals	177,697	-	177,697	-
Corporate debt securities	7,871	-	7,871	-
Other debt securities	4,360	-	4,360	-
Mortgage-backed securities:
Residential government sponsored	46,221	-	46,221	-
Other government sponsored	7,114	-	7,114	-
Total investment securities available-for-sale	257,960	-	257,960	-
Derivative instruments:
Interest rate swap - cash flow hedge	2,001	-	2,001	-
Interest rate cap - cash flow hedge	1	-	1	-
Interest rate swap - not designated	431	-	431	-
Interest rate cap/floor - not designated	138	-	138	-
Total derivative instruments	2,571	-	2,571	-
Total assets measured at fair value on a recurring basis	$260,531	$-	$260,531	$-
Liabilities:
Interest rate swap - not designated	$569	$-	$569	$-
Total liabilities measured at fair value on a recurring basis	$569	$-	$569	$-

December 31, 2012:
Assets:
Investment securities available-for-sale:
U.S. government agencies	$16,395	$-	$16,395	$-
State and municipals	223,886	-	223,886	-
Mortgage-backed securities:
Residential government sponsored	86,890	-	86,890	-
Other government sponsored	14,368	-	14,368	-
Total investment securities available-for-sale	341,539	-	341,539	-
Derivative instruments:
Interest rate cap - cash flow hedge	40	-	40	-
Interest rate swap - not designated	672	-	672	-
Interest rate cap/floor - not designated	330	-	330	-
Total derivative instruments	1,042	-	1,042	-
Total assets measured at fair value on a recurring basis	$342,581	$-	$342,581	$-
Liabilities:
Interest rate swap - not designated	$1,002	$-	$1,002	$-
Total liabilities measured at fair value on a recurring basis	$1,002	$-	$1,002	$-

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Assets
	Measured at	Fair Value Measured Using
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2013:
Loans held for sale	$17,732	$-	$17,732	$-
Impaired loans	244,949	-	-	244,949
Other real estate owned	47,672	-	-	47,672
Total assets measured at fair value on a nonrecurring basis	$310,353	$-	$17,732	$292,621

December 31, 2012:
Loans held for sale	$57,414	$-	$57,414	$-
Impaired loans	290,085	-	-	290,085
Other real estate owned	51,913	-	-	51,913
Total assets measured at fair value on a nonrecurring basis	$399,412	$-	$57,414	$341,998

Below is a table that presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2013 (dollars in thousands):

	Fair Value at	Valuation		Range of
Description	September 30, 2013	Methodology	Unobservable Inputs	Inputs

Impaired loans	$244,949	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$47,672	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at the dates indicated are as follows (dollars in thousands):

	September 30, 2013
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,883	$68,883	$68,883	$-	$-
Investment securities available-for-sale	257,960	257,960	-	257,960	-
Investment securities held-to-maturity	242,489	232,221	-	232,221	-
Federal Home Loan Bank stock	11,697	11,697	-	11,697	-
Loans held for sale	17,732	17,732	-	17,732	-
Loans receivable, net	2,067,684	2,085,777	-	1,840,828	244,949
Accrued interest receivable	10,580	10,580	-	10,580	-
FDIC indemnification asset	32,042	32,042	-	-	32,042
Investment in bank-owned life insurance	72,556	72,556	-	72,556	-
Interest rate swap derivative - cash flow hedge	2,001	2,001	-	2,001	-
Interest rate cap derivative - cash flow hedge	1	1	-	1	-
Interest rate swap derivative - not designated	431	431	-	431	-
Interest rate cap/floor derivative - not designated	138	138	-	138	-
Financial liabilities:
Demand deposits and savings	$1,472,182	$1,472,182	$-	$1,472,182	$-
Time deposits	963,697	972,363	-	972,363	-
Short-term borrowings	143,674	143,674	-	143,674	-
Long-term debt	112,880	106,330	-	106,330	-
Accrued interest payable	1,683	1,683	-	1,683	-
Interest rate swap derivative - not designated	569	569	-	569	-

	December 31, 2012
	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$234,071	$234,071	$234,071	$-	$-
Investment securities available-for-sale	341,539	341,539	-	341,539	-
Investment securities held-to-maturity	114,805	118,235	-	118,235	-
Federal Home Loan Bank stock	7,604	7,604	-	7,604	-
Loans held for sale	57,414	57,414	-	57,414	-
Loans receivable, net	1,994,966	1,976,745	-	1,686,660	290,085
Accrued interest receivable	11,363	11,363	-	11,363	-
FDIC indemnification asset	53,519	53,519	-	-	53,519
Investment in bank-owned life insurance	70,756	70,756	-	70,756	-
Interest rate cap derivative - cash flow hedge	40	40	-	40	-
Interest rate swap derivative - not designated	672	672	-	672	-
Interest rate cap/floor derivative - not designated	330	330	-	330	-
Financial liabilities:
Demand deposits and savings	$1,496,694	$1,496,694	$-	$1,496,694	$-
Time deposits	1,159,615	1,170,560	-	1,170,560	-
Short-term borrowings	32,382	32,382	-	32,382	-
Long-term debt	88,173	83,292	-	83,292	-
Accrued interest payable	2,158	2,158	-	2,158	-
Interest rate swap derivative - not designated	1,002	1,002	-	1,002	-

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

At September 30, 2013 and December 31, 2012, the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk are as follows (dollars in thousands):

	September 30,	December 31,
	2013	2012
Commitments under unfunded loans and lines of credit	$273,996	$272,308
Letters of credit	10,145	12,172
Unused credit card lines	4,332	4,536
Commitments to sell loans held for sale	17,732	57,414

The Company is subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company will be material to the Company’s consolidated financial position. On an on-going basis the Company assesses any potential liabilities or contingencies in connection with such legal proceedings. For those matters where it is deemed probable that the Company will incur losses and the amount of the losses can be reasonably estimated, the Company would record an expense and corresponding liability in its consolidated financial statements.

As a result of the Company’s FDIC-assisted acquisition activity, the Company has pending litigation as a result of the Beach First and Blue Ridge acquisitions and could have potential litigation from the Carolina Federal acquisition. Any resulting losses from these proceedings would be covered by the terms of the FDIC’s loss-share indemnification agreement.

NOTE 13 – EMPLOYEE BENEFITS

In May 2013, the Company’s shareholders approved the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the “2013 Omnibus Plan”). The Compensation Committee of the BNC Bancorp Board of Directors may grant or award eligible participants with stock options, rights to receive restricted shares of common stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). As of May 3013, no further awards were to be granted under the previous BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the “2006 Omnibus Plan”). At September 30, 2013, the Company had 393,419 grants of Rights issued under the 2006 Omnibus Plan. At September 30, 2013, the Company had 45,500 grants of Rights issued and 1,454,500 Rights available for grants or awards under the 2013 Omnibus Plan.

On September 14, 2012, the Company merged with KeySource and assumed all of the outstanding and unexercised stock options from KeySource’s non-statutory and incentive stock option plans. At September 30, 2013, the Company had 284,219 grants of stock options issued and 35,607 stock options available for issuance related to these plans.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. There were no grants of options during the nine months ended September 30, 2013.

A summary of stock option activity for the nine months ended September 30, 2013 is presented below (dollars in thousands, except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2012	436,939	$11.32
Exercised	-	-
Forfeited or expired	24,602	11.00
Outstanding at September 30, 2013	412,337	$11.34	3.4 years	$846
Exercisable at September 30, 2013	409,513	$11.35	3.4 years	$836
Share options expected to vest	2,824	$9.71	6.6 years	$10

The related compensation expense recognized for stock option awards was $9,000 and $66,000 for the nine months ended September 30, 2013 and 2012, respectively. Included in the 2012 amount was $55,000 of additional compensation expense related to the excess fair value of the stock options assumed from KeySource. As of September 30, 2013, there was $8,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.11 years.

Restricted Stock Awards. A summary of the activity of the Company’s non-vested stock awards during the nine months ended September 30, 2013 is presented below:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2012	153,723	$7.73
Granted	214,000	9.75
Vested	(55,922)	7.32
Forfeited	(1,000)	7.95
Non-vested at September 30, 2013	310,801	$9.19

The Company measures the fair value of restricted shares based on the price of BNC’s common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the nine months ended September 30, 2013 and 2012 was $802,000 and $310,000, respectively. As of September 30, 2013, there was $2.1 million of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.54 years. The grant-date fair value of restricted stock grants vested during the nine months ended September 30, 2013 was $409,000.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the allowance for loan losses, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to the Company’s significant accounting policies during 2013. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” included herein.

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

We are registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of North Carolina. BNC operates under the rules and regulations of, and is subject to examination by, the FDIC and the North Carolina Office of the Commissioner of Banks, North Carolina Department of Commerce. BNC is also subject to certain regulations of the Federal Reserve System governing the reserves to be maintained against deposits and other matters. Our principal executive offices are located at 3980 Premier Drive, High Point, North Carolina 27265.

Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans to small to medium-sized businesses, and, to a lesser extent, from our investment portfolio. We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily commercial and consumer loans. We target business professionals and small to mid-size business customers with credit relationships in the $250,000 to $15 million range that are generally too small for the regional banks but too large for smaller community banks with lower legal lending limits. We offer our customers superior customer service, convenient branch locations and experienced bankers.

We have experienced steady, primarily organic growth over our history. Over the past three fiscal years, we have expanded our franchise through select acquisitions, which include whole-bank acquisitions and acquisitions made with the assistance of the Federal Deposit Insurance Corporation (“FDIC”). The following acquisitions have been completed during the past three fiscal years:

•	On October 1, 2013, we acquired Randolph Bank & Trust Company (“Randolph”), a commercial bank with $290 million in assets serving small businesses and professionals in the Piedmont-Triad area of North Carolina. Randolph operated six branches in the Piedmont-Triad area and this acquisition aligns with our strategy of growth focused within existing markets;
•	On November 30, 2012, we acquired First Trust Bank (“First Trust”), which operated three branches in the greater Charlotte, North Carolina metropolitan area. This acquisition expanded and enhanced our footprint in the metropolitan Charlotte market;
•	On September 21, 2012, we acquired the deposits and certain other assets of two branches that were owned by The Bank of Hampton Roads, a subsidiary of Hampton Roads Bankshares, Inc., located in Cary, North Carolina and Chapel Hill, North Carolina;
•	On September 14, 2012, we acquired KeySource Financial, Inc., a North Carolina corporation serving as a one-bank holding company for KeySource Commercial Bank, a North Carolina banking corporation (“KeySource”), with one branch in Durham, North Carolina. The acquisition of KeySource, as well as the acquisition of the BHR branches, further increased our presence in the combined Raleigh-Durham Metropolitan Statistical Area, the market with the highest forecasted five-year growth rate in North Carolina;
•	On June 8, 2012, we acquired certain assets and liabilities of Carolina Federal Savings Bank (“Carolina Federal”) in Charleston, South Carolina, pursuant to a Purchase and Assumption agreement with the FDIC. Under the terms of the agreement, we acquired certain assets and deposits from the FDIC as receiver of Carolina Federal. There was no loss-share arrangement with the FDIC in regards to this transaction; and
•	During 2011, we acquired Regent Bank of South Carolina, a commercial bank organized under the banking laws of South Carolina. We also acquired certain assets and assumed certain liabilities of Blue Ridge Savings Bank, Inc., headquartered in Asheville, North Carolina, in a FDIC-assisted transaction which included loss-share arrangements.

As the Randolph acquisition closed subsequent to September 30, 2013, none of the assets acquired, liabilities assumed or results of operations for Randolph are included in the Company’s financial information as of and for the three and nine months ended September 30, 2013.

During the first nine months of 2013, management has focused on executing its strategic plan to replace high cost deposits and improve net interest margin. This goal was accomplished using excess liquidity that had aggregated during the end of 2012, overnight funding from the Federal Home Loan Bank (“FHLB”), and the reduction of interest rates paid on time deposits. This process was further accelerated during the second quarter of 2013 with the announced acquisition of Randolph and the anticipated increase in liquid assets to be acquired in the transaction. The Company has also utilized excess cash and additional FHLB short-term borrowings to replace maturing investment securities with higher yield municipal bonds, which have contributed to the improvement in net interest margin. As a result of this strategic initiative, cash on hand and time deposits have decreased by $165.2 million and $195.9 million, respectively, between December 31, 2012 and September 30, 2013. Over the same time period, we purchased $62.7 million of investment securities, net of proceeds from maturities and sales, and increased short-term borrowings by $111.3 million.

During the third quarter of 2013, we saw significant economic improvement in our markets and an associated increase in lending activities. We anticipate this growth to continue through the end of 2013 and into 2014. Going forward, management will focus on replenishing the deposit portfolio with lower cost, transaction-based deposits and will continue to focus on liquidity to fund the anticipated growth in lending. In October 2013, we utilized excess liquidity obtained from the acquisition of Randolph, along with cash on hand, to repay $85.0 million of short-term FHLB borrowings.

Analysis of Results of Operations

For the quarter ended September 30, 2013, net income totaled $5.0 million, an increase of 262.1% compared to net income of $1.4 million for the third quarter of 2012. Net income available to common shareholders for the quarter ended September 30, 2013 was $5.0 million, or $0.19 per diluted share, an increase of 538.3% compared to net income available to common shareholders of $788,000, or $0.04 per diluted share, for the third quarter of 2012.

For the nine months ended September 30, 2013, net income totaled $14.0 million, an increase of 158.6% when compared to net income of $5.4 million for the nine months ended September 30, 2012. Net income available to common shareholders for the nine months ended September 30, 2013 was $12.9 million, or $0.49 per diluted share, an increase of 258.6% compared to net income available to common shareholders of $3.6 million, or $0.25 per diluted share, for the nine months ended September 30, 2012.

The comparability of earnings per share was impacted by a significant increase in average common shares outstanding during the second half of 2012, which was a result of the conversion of the Company’s preferred stock to common stock, as well as additional common stock issued in connection with the acquisitions of KeySource and First Trust. For the nine months ended September 30, 2013 and 2012, average fully-diluted shares outstanding were 26.5 million and 15.4 million, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income available to common shareholders as a percentage of average total assets) and return on average common shareholders’ equity (net income available to common shareholders as a percentage of average common shareholders’ equity). The annualized return on average assets was 0.68% for the third quarter of 2013, compared to 0.12% for the third quarter of 2012. The annualized return on average assets was 0.59% for the nine months ended September 30, 2013, compared to 0.20% for the nine months ended September 30, 2012. The annualized return on average common equity was 7.81% for the third quarter of 2013, an increase from return on average common equity of 1.75% for the third quarter of 2012. The annualized return on average common equity was 6.82% for the nine months ended September 30, 2013, an increase from return on average common equity of 3.50% for the comparable period of 2012.

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

FTE net interest income for the third quarter of 2013 was $28.5 million, an increase of 34.9% from $21.1 million for the third quarter of 2012. FTE net interest margin was 4.26% for the third quarter of 2013, an increase of 51 basis points from 3.75% for the third quarter of 2012. FTE net interest income for the nine months ended September 30, 2013 was $83.9 million, an increase of 38.3% from $60.7 million for the nine months ended September 30, 2012. FTE net interest margin was 4.26% for the nine months ended September 30, 2013, an increase of 51 basis points from 3.75% for the comparable period of 2012.

Average interest-earning assets were $2.65 billion for the third quarter of 2013, an increase of 18.5% from $2.24 billion for the third quarter of 2012. Average interest-earning assets were $2.63 billion for the nine months ended September 30, 2013, an increase of 22.0% from $2.16 billion for the nine months ended September 30, 2012. The increase in average interest-earning assets from 2012 is primarily due to interest-earning assets acquired from First Trust and KeySource during the second half of 2012, as well as increased loan production during the first nine months of 2013.

The Company’s average yield on interest-earning assets was 5.36% for the third quarter of 2013, an increase of 17 basis points from 5.19% for the third quarter of 2012. The increase from the third quarter of 2012 was due to increased interest rates earned on portfolio loans, as well as increased level of loan accretion from the acquired loan portfolios. Loan accretion during the third quarter of 2013 totaled $3.2 million, an increase of 200.8% from $1.1 million of accretion recorded in the third quarter of 2012.

The Company’s average yield on interest-earning assets was 5.38% for the nine months ended September 30, 2013, an increase of 9 basis points compared to 5.29% for the comparable period of 2012. The increase from 2012 was due to higher interest rates on portfolio loans, as well as increased level of loan accretion from the acquired loan portfolios. Loan accretion during the nine months ended September 30, 2013 totaled $10.2 million, an increase of 186.2% from loan accretion of $3.6 million for the nine months ended September 30, 2012.

Average interest-bearing liabilities were $2.38 billion for the third quarter of 2013, an increase of 15.0% from $2.07 billion for the third quarter of 2012. Average interest-bearing liabilities were $2.39 billion for the nine months ended September 30, 2013, an increase of 15.2% from $2.07 billion for the comparable period of 2012. The increase in average interest-bearing liabilities from 2012 is primarily due to the acquisitions of First Trust and KeySource during the second half of 2012, as well as increased borrowings during the nine months ended September 30, 2013.

The Company’s average cost of interest-bearing liabilities was 1.23% for the third quarter of 2013, a decrease of 32 basis points from 1.55% for the third quarter of 2012. The decrease was due to the Company’s continued effort to reduce exposure to higher cost deposit products, as well as lower interest rates paid on borrowings, which was offset by continued increases in cash flow hedging expense. For the third quarter of 2013, cash flow hedging expenses totaled $2.6 million, compared to $2.0 million for the third quarter of 2012. Without the cash flow hedging expense, FTE net interest margin for the third quarter of 2013 was 4.65%, compared to 4.11% for the third quarter of 2012.

The Company’s average cost of interest-bearing liabilities was 1.24% for the nine months ended September 30, 2013, a decrease of 36 basis points from 1.60% for the comparable period of 2012. This decrease was primarily due to the Company’s decision to reduce exposure to higher cost deposit products and aggressively reduce deposit rates over the past three quarters, as well as reductions in interest rates paid on borrowings. These rate decreases were slightly offset by an increase in cash flow hedging expense, which totaled $7.2 million for the nine months ended September 30, 2013, compared to $5.8 million for the comparable period of 2012. Without the cash flow hedging expense, FTE net interest margin for the nine months ended September 30, 2013 was 4.54%, compared to 4.11% for the comparable period of 2012.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and nine months ended September 30, 2013 and 2012, respectively (dollars in thousands):

Table 1

Average Balance and Net Interest Income (FTE)

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases (1)	$2,072,907	$29,485	5.64%	$1,778,937	$24,076	5.38%
Loans held for sale	33,348	273	3.25%	26,187	174	2.64%
Investment securities, taxable	127,359	1,067	3.32%	102,924	1,097	4.24%
Investment securities, tax-exempt (2)	357,600	4,913	5.45%	233,429	3,749	6.39%
Interest-earning balances and other	59,175	88	0.59%	95,331	67	0.28%
Total interest-earning assets	2,650,389	35,826	5.36%	2,236,808	29,163	5.19%
Other assets	295,443			286,479
Total assets	$2,945,832			$2,523,287
Interest-bearing liabilities:
Demand deposits	$1,094,495	3,937	1.43%	$933,437	3,486	1.49%
Savings deposits	78,113	43	0.22%	57,856	76	0.52%
Time deposits	979,871	2,275	0.92%	955,657	3,711	1.54%
Borrowings	228,336	1,117	1.94%	123,325	790	2.55%
Total interest-bearing liabilities	2,380,815	7,372	1.23%	2,070,275	8,063	1.55%
Non-interest-bearing deposits	288,887			194,006
Other liabilities	20,606			17,965
Shareholders' equity	255,524			241,041
Total liabilities and shareholder's equity	$2,945,832			$2,523,287
Net interest income and
interest rate spread		$28,454	4.13%		$21,100	3.64%
Net interest margin			4.26%			3.75%

(1) Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2) Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.8 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases (1)	$2,049,965	$87,546	5.71%	$1,738,084	$69,924	5.37%
Loans held for sale	38,808	971	3.35%	20,286	448	2.95%
Investment securities, taxable	133,139	3,153	3.17%	111,571	3,622	4.34%
Investment securities, tax-exempt (2)	340,293	14,078	5.53%	225,625	11,332	6.71%
Interest-earning balances and other	72,760	295	0.54%	64,715	158	0.33%
Total interest-earning assets	2,634,965	106,043	5.38%	2,160,281	85,484	5.29%
Other assets	312,471			296,697
Total assets	$2,947,436			$2,456,978
Interest-bearing liabilities:
Demand deposits	$1,086,706	10,975	1.35%	$912,738	10,533	1.54%
Savings deposits	79,799	144	0.24%	47,708	172	0.48%
Time deposits	1,038,873	8,212	1.06%	986,168	11,573	1.57%
Borrowings	179,775	2,768	2.06%	123,624	2,494	2.69%
Total interest-bearing liabilities	2,385,153	22,099	1.24%	2,070,238	24,772	1.60%
Non-interest-bearing deposits	274,694			176,196
Other liabilities	18,998			14,944
Shareholders' equity	268,591			195,600
Total liabilities and shareholder's equity	$2,947,436			$2,456,978
Net interest income and
interest rate spread		$83,944	4.14%		$60,712	3.69%
Net interest margin			4.26%			3.75%

(1) Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2) Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $5.2 million and $4.2 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table presents certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rates and volume (dollars in thousands):

Table 2

Volume and Rate Variance Analysis

	Three Months Ended			Nine Months Ended
	September 30, 2013 vs. 2012			September 30, 2013 vs. 2012
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases	$4,151	$1,258	$5,409	$12,863	$4,759	$17,622
Loans held for sale	54	45	99	435	88	523
Investment securities, taxable	236	(266)	(30)	602	(1,071)	(469)
Investment securities, tax-exempt (1)	1,863	(699)	1,164	5,238	(2,492)	2,746
Interest-earning balances and other	(39)	60	21	26	111	137
Increase in interest income	6,265	398	6,663	19,164	1,395	20,559

Interest expense:
Deposits:
Demand deposits	601	(150)	451	1,871	(1,429)	442
Savings deposits	19	(52)	(33)	86	(114)	(28)
Time deposits	85	(1,521)	(1,436)	507	(3,868)	(3,361)
Borrowings	596	(269)	327	996	(722)	274
Increase (decrease) in interest expense	1,301	(1,992)	(691)	3,460	(6,133)	(2,673)
Increase in net interest income	$4,964	$2,390	$7,354	$15,704	$7,528	$23,232

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

During the third quarter of 2013, the Company recorded a provision for loan losses of $3.4 million, a decrease of 9.7% from $3.7 million recorded during the third quarter of 2012. Of the $3.4 million in provision expense, $3.1 million related to non-covered loans. During the three months ended September 30, 2013, the Company recorded a gross provision of $1.2 million for loss-share loans, of which approximately $1 million was recorded through a FDIC indemnification asset and the remaining recorded through the Company’s provision expense.

During the nine months ended September 30, 2013, the Company recorded a provision for loan losses of $9.8 million, a decrease of 43.4% from $17.2 million recorded in the comparable period of 2012. Of the $9.8 million in provision expense, $9.1 million related to non-covered loans. During the nine months ended September 30, 2013, the Company recorded a gross provision of $3.2 million for loss-share loans, of which $2.6 million was recorded through a FDIC indemnification asset and the remaining was recorded through the Company’s provision expense.

Non-Interest Income

Non-interest income was $5.8 million for the third quarter of 2013, an increase of 10.9% from $5.3 million for the third quarter of 2012. Excluding proceeds received from an insurance settlement, acquisition gains (includes bargain purchase gains and income related to the subsequent settlement of a liability assumed in an acquisition), FDIC-related income and gain (loss) on sale of securities, adjusted non-interest income was $5.2 million for the third quarter of 2013, an increase of 34.6% from $3.9 million for the third quarter of 2012. Despite an increase in mortgage rates which has caused a significant decline in refinance activity, mortgage origination fees remained stable due to mortgage origination activity being heavily weighted to purchase volume in the second and third quarters of 2013.

For the nine months ended September 30, 2013, non-interest income was $17.6 million, a decrease of 22.5% compared to non-interest income of $22.7 million for the nine months ended September 30, 2012. Excluding proceeds received from an insurance settlement, acquisition gains, FDIC-related income and gain (loss) on sale of securities, adjusted non-interest income was $16.2 million for the nine months ended September 30, 2013, an increase of 43.1% from $11.3 million for the comparable period of 2012. The increase was primarily due to increased volume of mortgage originations, as the Company continued to expand commissioned originators across key target markets.

The following are the components of non-interest income for the periods presented (dollars in thousands):

Table 3

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mortgage fees	$2,408	$1,773	$7,269	$4,267
Service charges	1,000	746	2,960	2,233
Earnings on bank-owned life insurance	571	425	1,672	1,230
Gain (loss) on sale of investment securities, net	-	756	(52)	2,375
Bargain purchase gain on acquisition	-	-	-	7,734
Other	1,845	1,553	5,779	4,905
Total non-interest income	$5,824	$5,253	$17,628	$22,744

Non-Interest Expense

Non-interest expense was $22.4 million for the third quarter of 2013, an increase of 10.0% from $20.4 million for the third quarter of 2012. Excluding transaction-related costs, adjusted non-interest expense for the third quarter of 2013 was $21.9 million, an increase of 18.1% from $18.5 million for the third quarter of 2012. Transaction-related costs include legal and professional fees, personnel costs, data processing expenses, and other miscellaneous expenses directly attributable to the transaction. The increase from the third quarter of 2012 was primarily due to an increased number of employees and facilities purchased in connection with the acquisitions of First Trust and KeySource during the second half of 2012.

Non-interest expense was $69.3 million for the first nine months of 2013, an increase of 20.7% from $57.4 million for the first nine months of 2012. Excluding transaction-related costs, adjusted non-interest expense for the nine months ended September 30, 2013 was $67.4 million, an increase of 25.8% from $53.6 million for the nine months ended September 30, 2012. The increase from 2012 was primarily due to an increased number of employees and facilities purchased in connection with the acquisitions of First Trust and KeySource during the second half of 2012.

The following are the components of non-interest expense for the periods presented (dollars in thousands):

Table 4

Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Salaries and employee benefits	$12,584	$10,291	$38,117	$29,884
Occupancy	1,666	1,240	4,856	3,438
Furniture and equipment	1,351	993	3,990	3,019
Data processing and supplies	883	619	2,326	2,012
Advertising and business development	228	509	1,425	1,272
Insurance, professional and other services	1,437	2,136	4,352	4,702
FDIC insurance assessments	660	609	2,106	1,709
Loan, foreclosure and other real estate owned	1,962	2,658	6,856	7,279
Other	1,659	1,344	5,277	4,086
Total non-interest expense	$22,430	$20,399	$69,305	$57,401

In evaluating our business and performance, we utilize adjusted non-interest income, which excludes income derived from sources that are not deemed as core business operations. We also utilize adjusted non-interest expense, which excludes transaction-related expenses directly associated with our acquisitions. These adjusted amounts are considered non-GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing our results.

See the following table for the reconciliation of these non-GAAP financial measures with financial measures defined by GAAP (dollars in thousands):

Table 5

Reconciliation of Non-GAAP Measures

	For the Three Months Ended
Adjusted Non-interest Income	September 30, 2013	September 30, 2012
Non-interest income (GAAP)	$5,824	$5,253
Less: Insurance settlement	479	-
Gain on sale of investment securities	-	756
FDIC income	136	627
Adjusted non-interest income (non-GAAP)	$5,209	$3,870

	For the Nine Months Ended
Adjusted Non-interest Income	September 30, 2013	September 30, 2012
Non-interest income (GAAP)	$17,628	$22,744
Less: Insurance settlement	479	-
Bargain purchase gain on acquisition	-	7,734
Gain on settlement of acquisition-related liability	719	-
Gain (loss) on sale of investment securities	(52)	2,375
FDIC income	277	1,310
Adjusted non-interest income (non-GAAP)	$16,205	$11,325

	For the Three Months Ended
Adjusted Non-interest Expense	September 30, 2013	September 30, 2012
Non-interest expense (GAAP)	$22,430	$20,399
Less: Transaction-related expenses (GAAP)	540	1,861
Adjusted non-interest expense (non-GAAP)	$21,890	$18,538

	For the Nine Months Ended
Adjusted Non-interest Expense	September 30, 2013	September 30, 2012
Non-interest expense (GAAP)	$69,305	$57,401
Less: Transaction-related expenses (GAAP)	1,884	3,806
Adjusted non-interest expense (non-GAAP)	$67,421	$53,595

Income Taxes

We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate.

Our income tax expense was $1.7 million for the third quarter of 2013, an increase of $2.2 million from $492,000 of income tax benefit for the third quarter of 2012. Our income tax expense was $3.3 million for the nine months ended September 30, 2013, an increase of $4.1 million as compared to an income tax benefit of $760,000 for the nine months ended September 30, 2012. For the three and nine months ended September 30, 2013, respectively, increases in our income tax expense were associated with higher levels of total income subject to taxes, which have exceeded increases in our non-taxable sources of income. Our effective tax rates for the third quarter of 2013 and 2012 were 24.7% and (54.8%), respectively. Our effective tax rates for the first nine months of 2013 and 2012 were 19.2% and (16.4%), respectively.

Analysis of Financial Condition

As previously discussed, during the first nine months of 2013 management has focused on execution of a strategic plan to replace high cost deposits with lower cost, transaction-related deposits. This goal was accomplished using excess liquidity that had aggregated during the end of 2012, overnight funding from the FHLB, and the reduction of interest rates paid on time deposits. This process was further accelerated during the second quarter of 2013 with the announced acquisition of Randolph and the anticipated increase in liquid assets to be acquired in the transaction. As a result, total assets at September 30, 2013 were $2.97 billion, a decrease of 3.7% as compared to total assets of $3.08 billion at December 31, 2012.

Investment Securities

The investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Investment securities were $500.4 million at September 30, 2013, an increase of 9.7% from total investment securities of $456.3 million at December 31, 2012. The majority of securities in the portfolio are bank-qualified municipal government securities and mortgage-backed securities issued or guaranteed by U.S. government agencies. We also maintain portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies, as well as corporate debt securities. Our investment securities portfolio is comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

The Company purchased $122.3 million of investment securities during the nine months ended September 30, 2013, which was offset by $59.6 million of sales, maturities and payments received during the same period. Net unrealized losses in our available-for-sale investment securities portfolio were $2.2 million as of September 30, 2013, as compared to a net unrealized gain of $14.4 million as of December 31, 2012. The decrease in gross unrealized gains was primarily attributable to changes in interest rates related to our state and municipal securities portfolio, relative to when the investments were purchased. Our decision to transfer $84.5 million of available-for-sale state and municipal debt securities to the held-to-maturity category, reflecting our intent to hold those securities to maturity, reduced the impact of these interest rate changes.

Loans

The following table presents the composition of our loan portfolio as of September 30, 2013 and December 31, 2012 (dollars in thousands):

Table 6

Loan Portfolio Composition

	September 30, 2013		December 31, 2012
	Amount	% of Total Loans	Amount	% of Total Loans
Non-covered (1):
Commercial real estate	$1,157,088	55.1%	$1,034,686	50.8%
Commercial construction	193,206	9.2%	183,747	9.0%
Commercial and industrial	148,391	7.1%	150,870	7.4%
Leases	16,061	0.7%	13,209	0.7%
Residential construction	28,947	1.4%	34,514	1.7%
Residential mortgage	346,110	16.5%	359,260	17.7%
Consumer and other	8,440	0.4%	10,042	0.5%
Total non-covered	1,898,243	90.4%	1,786,328	87.8%

Covered:
Commercial real estate	101,728	4.8%	114,757	5.6%
Commercial construction	20,251	1.0%	33,447	1.6%
Commercial and industrial	6,755	0.3%	10,898	0.5%
Residential construction	16	0.1%	215	0.1%
Residential mortgage	71,096	3.4%	87,015	4.3%
Consumer and other	1,953	0.1%	2,598	0.1%
Total covered	201,799	9.6%	248,930	12.2%

Total portfolio loans	$2,100,042	100.0%	$2,035,258	100.0%

(1) Amount includes $269.0 million and $347.2 million of acquired, non-covered loans as of September 30, 2013 and December 31, 2012, respectively.

Total portfolio loans increased by 3.2% from December 31, 2012 to $2.10 billion as of September 30, 2013. Loans not recorded at fair value, which includes originated loans and acquired loans that are no longer required to be recorded at fair value under GAAP, increased 16.3% from December 31, 2012. Included in the 16.3% increase in loans not recorded at fair value is $57.2 million of loans that were transferred from other categories during the nine months ended September 30, 2013. Excluding these transfers, loans not recorded at fair value increased 12.4% from December 31, 2012 to September 30, 2013.

During the first nine months of 2013, there were net increases in our non-covered commercial real estate (“CRE”) and commercial construction portfolios of 11.8% and 5.1%, respectively. These increases have been slightly offset by a 7.9% decrease in residential mortgage loans, which includes the impact of $15.1 million transferred from held for sale to the Company’s portfolio during the third quarter of 2013. Increases in our CRE portfolio have been primarily in shopping centers, both construction and refinanced credits, typically anchored by regional or national tenants, followed by medical & professional office loans and hotels.  The growth in commercial construction continues to primarily be driven by increased demand for investment property new construction loans. The growth in all areas of the Bank’s loan portfolio continues to follow our strategic business goal of expanding in selected metropolitan areas with high growth rates, which includes the Charlotte, Raleigh-Durham and Greensboro markets in North Carolina, as well as Greenville, South Carolina.

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

Asset Quality

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned (“OREO”), were 3.33% of total assets at September 30, 2013, as compared to 3.93% at December 31, 2012. Nonperforming assets not covered by loss-share were 1.84% of total assets not covered by loss-share as of September 30, 2013, compared to 1.82% at December 31, 2012. The covered assets are covered by FDIC loss-share agreements that provide 80% protection on those assets and are being carried at estimated fair value.

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

Nonaccrual loans not covered by loss-share agreements totaled $21.3 million at September 30, 2013, a decrease of 5.2% from $22.4 million at December 31, 2012. Excluding loans covered by loss-share agreements, nonperforming loans as a percentage of total loans was 1.12% as of September 30, 2013, as compared to 1.26% as of December 31, 2012. Nonaccrual loans covered by loss-share agreements totaled $29.9 million as of September 30, 2013, a decrease of 36.4% from $47.0 million at December 31, 2012. The decrease is due to the Company’s sustained efforts in resolving acquired nonperforming loans, which include more diligent collection efforts and charge-offs, as needed.

The following is a summary of nonperforming assets at the periods presented (dollars in thousands):

Table 7

Nonperforming Assets

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Nonaccrual loans:
Not covered by loss-share agreements	$21,262	$22,276	$27,212	$22,442	$25,220
Covered by loss-share agreements	29,892	44,317	52,274	46,981	54,427
90 days or more past due:
Not covered by loss-share agreements	83	823	-	-	4,137
Covered by loss-share agreements	1	-	-	-	1
Other real estate owned:
Not covered by loss-share agreements	29,271	29,143	31,177	28,811	25,589
Covered by loss-share agreements	18,401	17,668	20,709	23,102	30,077
Total nonperforming assets	$98,910	$114,227	$131,372	$121,336	$139,451
Total nonperforming assets not covered by loss-share agreements	$50,616	$52,242	$58,389	$51,253	$54,946

Total nonperforming assets to total assets	3.33%	3.90%	4.48%	3.93%	5.14%
Total nonperforming assets to total assets (not covered by loss share)	1.84%	1.94%	2.19%	1.82%	2.28%

Total nonperforming loans to total portfolio loans	2.44%	3.29%	3.91%	3.41%	4.41%
Total nonperforming loans to total portfolio loans (not covered by loss share)	1.12%	1.26%	1.52%	1.26%	1.80%

Troubled debt restructurings not included in above	$13,719	$12,639	$10,896	$35,889	$34,195

Troubled debt restructurings (“TDRs”) were $19.4 million as of September 30, 2013, of which $3.0 million was covered under loss-share. Of the $19.4 million of TDRs, $13.7 million are performing under the terms of the restructured agreements, as compared to $44.9 million of TDRs as of December 31, 2012, of which $35.9 million were performing under the terms of the restructured agreements. The decrease in performing TDRs was primarily due to a significant amount of restructurings that are no longer required to be reported as TDRs due to contractual performance over a passage of time.

OREO at September 30, 2013 totaled $47.7 million, which is a decrease of 8.2% from $51.9 million at December 31, 2012. At September 30, 2013, the carrying value of OREO covered by loss-share agreements was $18.4 million, a decrease of 20.3% from $23.1 million at December 31, 2012. OREO not covered by loss-share agreements totaled $29.3 million at September 30, 2013, a slight increase from $28.8 million at December 31, 2012. Of the $29.3 million in non-covered OREO at September 30, 2013, $3.2 million was acquired from our recent acquisitions. The Company has sold $6.8 million and $25.1 million of OREO properties during the three and nine months ended September 30, 2013, respectively, which was offset by $8.5 and $22.6 million of additions to OREO. For the three and nine months ended September 30, 2013, the Company recorded valuation adjustments of $1.1 million and $3.5 million, respectively, an increase from valuation adjustments of $1.6 million and $4.3 million for the three and nine months ended September 30, 2012, respectively.

The following is a summary of OREO at the periods presented (dollars in thousands):

Table 8

Other Real Estate Owned

	September 30, 2013	December 31, 2012
Covered under loss-share agreements:
Residential 1-4 family properties	$7,033	$7,897
Multifamily properties	40	303
Commercial properties	4,101	5,226
Construction, land development and other land	7,227	9,676
	18,401	23,102
Not covered under loss-share agreements:
Residential 1-4 family properties	2,888	2,185
Commercial properties	5,651	7,882
Construction, land development and other land	20,732	18,744
	29,271	28,811
Total other real estate owned	$47,672	$51,913

Allowance for Loan Losses

The allowance for loan losses was $32.4 million at September 30, 2013, a decrease of 19.7% from $40.3 million at December 31, 2012. This decrease was primarily due to a decrease in the allowance for loans covered under loss-share agreements, which was $7.4 million as of September 30, 2013, a decrease of $7.9 million from an allowance of $15.3 million as of December 31, 2012. The decrease in the allowance for loans covered under loss-share agreements is a direct result of the continued reduction in loans covered under loss-share agreements. The allowance for loans not covered by loss-share agreements was $25.0 million as of September 30, 2013, which is consistent with the allowance recorded as of December 31, 2012. Loan loss reserves to total portfolio loans were 1.54% and 1.98% at September 30, 2013 and December 31, 2012, respectively. The allowance for loan loss allocated to loans not marked to fair value was 1.46% and 1.72% at September 30, 2013 and December 31, 2012, respectively.

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

Net loan charge-offs for the third quarter of 2013 were $4.8 million, which included $2.4 million on loans covered under loss-share agreements and $2.4 million on loans not covered under loss-share agreements. The Company’s share of the covered net loan charge-offs was $500,000, with the remainder being reimbursed by the FDIC. Combined with the $2.4 million of non-covered net charge-offs, the Company incurred $2.9 million in net charge-off losses, or 0.55% of average loans, during the third quarter of 2013, compared to $6.9 million, or 1.54% of average loans, for the third quarter of 2012.

Net loan charge-offs for the nine months ended September 30, 2013 were $20.3 million, which included $11.1 million on loans covered under loss-share agreements and $9.2 million on loans not covered under loss-share agreements. The Company’s share of the covered net loan charge-offs for the nine months ended September 30, 2013 was $2.2 million, with the remainder being reimbursed by the FDIC. Combined with the $9.2 million of non-covered net charge-offs, the Company incurred $11.4 million in net charge-off losses, or 0.75% of average loans, during the nine months ended September 30, 2013, compared to $24.9 million, or 1.21% of average loans, for the comparable period of 2012.

The following table presents information related to the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

Table 9

Analysis of Allowance for Loan Losses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance	$32,859	$40,856	$40,292	$31,008
Provision for credit losses:
Non-covered loans	3,134	3,626	9,134	14,384
Covered loans	216	82	619	2,833
Change in FDIC indemnification asset	937	358	2,624	11,497
Net charge-offs on loans covered under loss-share	(2,390)	(4,020)	(11,103)	(11,446)
Charge-offs on loans not covered under loss-share:
Commercial real estate	(769)	(1,949)	(1,287)	(5,350)
Commercial construction	(1,168)	(1,240)	(5,562)	(3,832)
Commercial and industrial	(58)	(1,947)	(1,571)	(2,504)
Residential construction	-	-	-	(180)
Residential mortgage	(978)	(1,713)	(2,371)	(2,419)
Consumer and other	(14)	(21)	(190)	(68)
Total charge-offs	(2,987)	(6,870)	(10,981)	(14,353)

Recoveries on loans not covered under loss-share:
Commercial real estate	163	680	462	697
Commercial construction	277	53	830	59
Commercial and industrial	121	9	367	52
Residential construction	2	23	20	23
Residential mortgage	19	24	81	62
Consumer and other	7	2	13	7
Total recoveries	589	791	1,773	900
Net charge-offs on loans not covered under loss-share	(2,398)	(6,079)	(9,208)	(13,453)
Ending balance	$32,358	$34,823	$32,358	$34,823

Deposits

Total deposits at September 30, 2013 were $2.44 billion, a decrease of 8.3% from total deposits of $2.66 billion as of December 31, 2012. This decrease was primarily due to the Company’s decision to utilize excess liquidity and FHLB borrowings to repay wholesale time and non-core deposits as they matured, as well as aggressively reducing time deposit rates over the past three fiscal quarters. Wholesale deposits now comprise 33.8% of total deposits at September 30, 2013, as compared to 30.5% as of December 31, 2012, due to the overall reduction in total deposits and an increase in wholesale savings and money market deposits during the nine months ended September 30, 2013. At September 30, 2013, time deposits were 39.6% of total deposits, compared to 43.7% at December 31, 2012. The Company is focused on replenishing the deposit portfolio with lower cost, transaction-based deposits.

Borrowings

Total borrowings at September 30, 2013 were $256.6 million, an increase of 112.8% from total borrowings of $120.6 million as of December 31, 2012. At September 30, 2013, $143.7 million of these borrowings were short-term, while the remaining $112.9 million were long-term. The increase in borrowings was primarily due to $109.5 million of additional short-term borrowings from the Federal Home Loan Bank, which were used to repay wholesale and non-core deposits as part of the Company’s deleveraging strategy, as well as the purchase of investment securities based on the Company’s strategic plan to reduce higher cost deposits and improve net interest margin. Upon closing of the acquisition of Randolph, the Company utilized $85.0 million of liquid assets to repay the short-term borrowings from the FHLB. In addition, during the second quarter of 2013 the Company obtained a $30.0 million term loan and used the proceeds to redeem the $31.3 million of Series A Preferred Stock.

Capital Resources

On September 30, 2013, shareholders’ equity was $257.8 million, a decrease of 8.7% from shareholders’ equity of $282.2 million as of December 31, 2012. As a result of the redemption of Series A Preferred Stock, the Company recorded $356,000 of additional discount accretion during the second quarter of 2013. After this redemption and the conversion of 1,804,566 shares of Series B preferred stock to non-voting common stock in February 2013, the Company no longer has any preferred stock issued or outstanding.

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

As of September 30, 2013, the Company and BNC were “well capitalized” and exceeded the minimum thresholds established under this regulatory framework. Tier I risk-based capital ratio for BNC was 12.18%, the total risk-based capital ratio was 13.44% and the Tier I leverage ratio was 9.44%. At September 30, 2013, the Company’s total risk-based capital ratio was 12.23%, thus classifying the Company as “well-capitalized” for regulatory purposes. There have been no conditions or events since September 30, 2013 that management believes have changed either the Company’s or BNC’s capital classifications.

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

Our cash liquidity position, which includes cash and cash equivalents and investment securities, was $569.3 million at September 30, 2013, compared to $690.4 million at December 31, 2012. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $385.4 million from the FHLB of Atlanta, with $176.0 million outstanding at September 30, 2013. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $132.2 million, with no outstanding balances. These amounts are based on assets currently pledged. In addition, we may purchase federal funds through unsecured federal funds guidance lines of credit totaling $45.0 million, with no outstanding balance as of September 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, BNC’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2012 to September 30, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP
(Registrant)

November 12, 2013	/s/ Richard D. Callicutt II
Richard D. Callicutt II
President, Chief Executive Officer and Director

November 12, 2013	/s/ David B. Spencer
David B. Spencer
Senior Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Temporary Hardship Exemption

Exhibit (101)*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

* To be filed by amendment per Temporary Hardship Exemption under Regulation S-T.

