Form 10-K
period 2013-12-31
BNC BANCORP
filed 2014-03-13
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]     Accelerated filer [X ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [ X ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2013 was $282.7 million (based on the closing price of such stock as of June 30, 2013). As of March 10, 2014, there were 27,324,457 shares of the Company‘s common stock (no par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders of BNC Bancorp to be held on May 20, 2014, are incorporated by reference into Item 5 of Part II and Part III.

BNC BANCORP
2013 FORM 10-K TABLE OF CONTENTS

PART I

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

•
the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, and other reforms will subject us to a variety of new and more stringent legal and regulatory requirements, including increased scrutiny from our regulators;

•	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

•	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

•	adverse changes in credit quality trends;

•	our ability to determine accurate values of certain assets and liabilities;

•	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

•
our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	adequacy of our risk management program;

•	increased competitive pressure due to consolidation;

•	unanticipated adverse effects and integration costs of acquisitions and dispositions of assets, business units or affiliates;

•	our failure to realize anticipated benefits of our acquisitions or to realize the benefits within the existing time frame; or

•	our ability to integrate acquisitions and retain existing customers and attract new ones.

ITEM 1.    BUSINESS

General

BNC Bancorp (the “Company”) was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina (“BNC”). BNC is a full service commercial bank, incorporated under the laws of the State of North Carolina on November 15, 1991, that opened for business on December 3, 1991. Because BNC is our sole banking subsidiary, the majority of our income is derived from BNC's operations. Throughout this Annual Report, results of operations will relate to BNC’s operation, unless a specific reference is made to the Company and its operating results other than through BNC’s business and activities. The terms “we” and “ours” will be used throughout this report when discussing our operations except in circumstances where a reference is specific to either the Company or BNC.

We are registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the bank holding company laws of North Carolina. BNC operates under the rules and regulations of and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Office of the Commissioner of Banks, North Carolina Department of Commerce (the “NCOCB”). BNC is also subject to certain regulations of the Federal Reserve governing the reserves to be maintained against deposits and other matters. Our administrative office is located at 3980 Premier Drive, High Point, North Carolina 27265, and BNC’s main office is located at 831 Julian Avenue, Thomasville, North Carolina 27360.
We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We have pursued a strategy that emphasizes our local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. Specifically, we make business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles and boats; unsecured consumer loans; commercial real estate loans; and other loans. We also offer a wide range of banking services, including traditional products such as checking and savings accounts. We are also continuously developing new and innovative products, including a new Wealth Management product suite, and equipping our bankers with new technology to further differentiate us as a community bank with sophisticated product delivery.

During recent years, we have focused much of our growth and expansion efforts on acquisitions of community banks located in our key markets. As a result of these efforts, we have completed the following whole-bank and branch acquisitions over the past two years:

•
On October 1, 2013, we acquired Randolph Bank & Trust Company (“Randolph”), a commercial bank that served small businesses and professionals and operated six branches in the Piedmont-Triad area of North Carolina. This acquisition aligns with the Company’s strategy of growth focused within existing markets.

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

In December 2013, we announced merger agreements with both South Street Financial Corporation, the parent company of Home Savings Bank, FSB in Albemarle, North Carolina ("South Street"), and Community First Financial Group, Inc. ("Community First"), the parent company of Harrington Bank, FSB in Chapel Hill, North Carolina. These acquisitions will further enhance our presence in the Charlotte and Raleigh-Durham areas, respectively, which we have identified as key markets. These acquisitions are expected to close in the second quarter of 2014, subject to customary regulatory and shareholder approvals.

We target business professionals and small to mid-size business customers with credit relationships in the $250,000 to $25 million range that are too small for regional banks but too large for smaller community banks with lower legal lending limits. We offer our customers superior customer service, 39 convenient branch locations and experienced bankers. Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from our investment portfolio. The majority of our senior lending officers have been in the banking industry for more than 20 years and have experienced several economic and real estate cycles during their banking careers.

We continue to make significant investment in our mortgage origination business, which has grown from less than $100 million in originations when it was restructured in 2011 to over $325 million in originations during 2013. The mortgage division is a full correspondent lender that offers a full array of products and services to our bank clients. The mortgage division has obtained all necessary approvals to become an FHA Direct Endorsement Lender, VA Automatic Lender, NC Housing, and USDA Rural Housing approved lender, as well as being approved with many of the larger aggregators to deliver Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") products, which are being sold with mortgage servicing rights released. The mortgage division has focused on building a sustainable business model as the markets change and continues to focus on funding the purchase of residential real estate.

The Company has several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Deposits provide the most significant funding source for the Company’s interest earning assets. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including non-interest bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances, and applicable fees. Interest paid on deposits represents the largest component of our interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Company’s respective market areas.
The Company also holds public funds as deposits. Public deposits typically require the pledging of collateral, most commonly marketable securities. This requirement is taken into account when determining the level of interest to be paid on public deposits. Public funds have not historically presented any special risks to the Company.

The Company also holds brokered deposits as part of its funding. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), only “well-capitalized” and “adequately-capitalized” institutions may accept brokered deposits. The Company issues brokered deposits through the use of third-party intermediaries. As of December 31, 2013, brokered deposits represented approximately 32.8% of BNC's total deposits.

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

We have traditionally operated in markets that have not experienced the tremendous property value increases recognized in other parts of the country and as a result the property valuation declines have not been quite as severe. Based on SNL Financial data, our North Carolina markets had population growth of 3.1% from 2010-2013, as compared to the population growth rate of 1.9% for the United States. Our North Carolina markets have a projected population growth rate of 5.4% for 2013 to 2018, as compared to the projected growth rate of 3.6% for the United States. Our South Carolina markets had population growth of 3.2% from 2000-2013, and a projected population growth rate of 5.2% for 2013 to 2018.

Since 2011, we have focused expansion efforts in Raleigh, the state capital of North Carolina, and the second most populated city in the state, where the industrial base includes electrical, medical, electronic and telecommunications equipment; clothing and apparel; food processing; paper products; and pharmaceuticals. The acquisitions of KeySource and the branches acquired from BHR enabled us to establish offices in Durham, Cary, and Chapel Hill, North Carolina which, along with Raleigh, are part of North Carolina's Research Triangle, one of the country's largest and most successful research parks and a major center in the United States for high-tech and biotech research, as well as advanced textile development. We currently have four locations in this area and our deposit market share in Durham-Chapel Hill is 1.2%, while our deposit market share in Raleigh-Cary is less than 1%. The pending acquisition of Community First, as well as the construction of a new branch in Raleigh that will open during the first quarter of 2014, will further assist us in improving our market share in this high growth area.

We have also focused expansion efforts in Charlotte, the largest city in North Carolina, which is located in Mecklenburg County. It is surrounded by Cabarrus, Iredell and Catawba Counties. Many people who work in Charlotte live in the surrounding counties where we have branches. In addition to being the second largest banking center in the United States, the Charlotte metro-area is the headquarters of five Fortune 500 companies. Charlotte also has over 240 companies directly tied to the energy sector, a growing source of jobs in the area. The acquisition of First Trust in 2012 increased our presence to three locations in Charlotte, and we believe the pending acquisition of South Street will further allow us to improve our market share in this area.

We have four offices in our largest market, Davidson County, which includes both Thomasville and Lexington, with a combined market share of 38.9%. We have four offices in Guilford County, two in High Point and two in Greensboro, with combined market share of 2.5%. We have five offices in Randolph county, three in Asheboro, one in Randleman and one in Archdale, where we have 17.7% of the county market share. Lexington, High Point, Archdale and Thomasville’s traditional economic base includes furniture and textile manufacturing, which have been negatively impacted by the recession. Greensboro’s economic base is more diversified and service-oriented and is also home to several colleges and universities. Winston-Salem, located in Forsyth County, like Greensboro and High Point in Guilford County, is part of the Piedmont Triad Region of North Carolina. This region, due to its proximity to four major interstate highways, a Federal Express shipping hub, and central location on the east coast, is transitioning into more of a logistical hub with the trucking and distribution industries growing in prominence. Winston-Salem is home to numerous educational institutions and two large medical centers, as well as being home to Hanesbrands (textiles) and Reynolds Tobacco. The Piedmont Triad Research Park also located in Winston-Salem is a highly interactive, master-planned innovation community developed to support life science and information technology research and development. We have two branches in Forsyth County, with one in Winston-Salem. Our deposit market share in Forsyth County is minimal at this point, but we believe the Piedmont Triad Region has high future growth potential.

Rowan, Iredell and Cabarrus Counties are located in the growing Piedmont region of North Carolina between the Charlotte metro-market and the High Point and Thomasville markets on the I-85 corridor. Rowan and Cabarrus Counties offer a premier location for warehouses, manufacturing and distribution facilities because the largest consolidated rail system in the country is centered in the region. Rowan County is home to over 45 freight companies. Cabarrus County is the home to Lowes Motor Speedway and Cabarrus and Iredell counties have numerous NASCAR-related suppliers and team headquarters. Lowe’s Companies (building supplies), a Fortune 500 company is headquartered in Mooresville, Iredell County. We currently have four offices in these counties where we have 8.2% deposit market share in Cabarrus County, 5.2% market share in Rowan County and a 3.2% market share in Iredell County. We believe the area has high growth potential because of NASCAR, Lowe’s Companies and its proximity to the Charlotte metro area.

Asheville, Hendersonville, and Brevard are markets that we entered as part of the Blue Ridge acquisition in the fourth quarter of 2011. All of these markets are located in the mountainous region of Western North Carolina. We have one branch in each of these locations. Asheville has been ranked as one of the country's "Best Places for Business and Careers" by Forbes Magazine and ranks among the top destinations for outdoor recreation and adventures. We have a 7.6% market share in Brevard, a 2.3% market share in Hendersonville and a less than 1.0% market share in Asheville.

Our market areas in South Carolina are located in the coastal and Upstate regions. In the coastal areas our market area centers predominately in the metro regions of Charleston, Myrtle Beach and Hilton Head Island, South Carolina. Myrtle Beach is situated on the center of a large and continuous stretch of beach known as the Grand Strand and is considered to be a major tourist destination in the Southeast, attracting an estimated 14.6 million visitors each summer. Hilton Head Island is a Lowcountry resort town that is also a popular vacation destination. In Horry County and Beaufort County, we have a total of five branches and deposit market share of 4.0% and 1.2%, respectively.

A long-time popular tourist and vacation destination, the greater Charleston metropolitan area has experienced unprecedented business growth over the past several years with investment by new and existing corporations including Boeing, Google, Bosch, Force Protection, Daimler and BAE Systems. The Charleston area is also a fast-growing area for IT and software jobs and is home to small and medium software development companies. We operate three branches in the Charleston metropolitan area.

The Upstate is the fastest growing region in the state with Greenville as the largest city in the region and the base of most commercial activity. BMW’s manufacturing facility, Michelin’s North American Headquarters, Caterpillar’s diesel engine manufacturing plant, and

General Electric’s gas turbine and wind energy manufacturing operation are located in the Upstate of South Carolina in close proximity to our market center in Greenville. At December 31, 2013, we operated one branch in Greenville County with a deposit market share of 0.4%. We opened a new branch in Greenville in February 2014, which gives us ten total branches in South Carolina.

Employees

At December 31, 2013, we employed 620 full-time equivalent employees, and we believe our employee relations to be good.

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

BNC also has wholly-owned subsidiaries that operate in the mortgage and real estate areas: BNC Credit Corp., which serves as BNC’s trustee on deeds of trust, and Sterling Real Estate Holdings, LLC and Sterling Real Estate Development of North Carolina, LLC, which hold and dispose of BNC’s real estate owned. Each of these subsidiaries is incorporated or organized under the laws of the State of North Carolina.

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

Available Information

We maintain a website at www.bncbancorp.com. Our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are made available, free of charge, on the Investor Relations page on our website, as soon as reasonably practicable after we electronically file them or furnish them to the Securities and Exchange Commission (“SEC”). In addition, copies of the Company‘s annual report will be made available, free of charge, upon written request.

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
Federal Bank Holding Company Regulation and Structure
As a bank holding company, we are subject to regulation under the BHCA and to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). BNC has a North Carolina state charter and is subject to regulation, supervision and examination by the FDIC and the NCOCB.
The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•
it may acquire direct or indirect ownership or control of any voting shares of any other bank holding company if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the other bank holding company;

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
The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977, both of which are discussed elsewhere in more detail.
Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.
Our common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.
The BHCA generally prohibits a bank holding company from engaging in activities other than banking; managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.
Under the BHCA, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. We have not filed an election to become a financial holding company.
We are required to act as a source of financial strength for BNC and to commit resources to support it. This support may be required at times when we might not be inclined to provide it. In addition, any capital loans made by us to BNC will be repaid only after its deposits and various other obligations are repaid in full.
Bank Merger Act
Section 18(c) of the Federal Deposit Insurance Act, popularly known as the “Bank Merger Act,” requires the prior written approval of the FDIC before any bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a state nonmember bank.
The Bank Merger Act prohibits the FDIC from approving any proposed merger transaction that would result in a monopoly, or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the FDIC from approving a proposed merger transaction whose effect in any section of the country may be substantially to lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction whose effect would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if the FDIC finds that the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

In every proposed merger transaction, the FDIC must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the community to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities, including in overseas branches.
State Law
BNC is subject to extensive supervision and regulation by the NCOCB. The NCOCB oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The NCOCB supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the NCOCB describing in detail their resources, assets, liabilities, and financial condition. Among other things, the NCOCB regulates mergers and consolidations of state-chartered banks, capital requirements for banks, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.
The NCOCB has extensive enforcement authority over North Carolina banks. Such authority includes the ability to issue cease and desist orders and to seek civil money penalties. The NCOCB may also take possession of a North Carolina bank in various circumstances, including for a violation of its charter or of applicable laws, operating in an unsafe and unsound manner, or as a result of an impairment of its capital, and may appoint a receiver.
On October 1, 2012, the North Carolina Banking Law Modernization Act became effective and many of the state banking laws to which BNC is subject were amended, including laws impacting capital requirements, authorized activities, permissible investments, and numerous operational functions. It is not possible to predict fully the future effects that this legislation may have on the business and earnings of BNC.
BNC is also subject to numerous state and federal statutes and regulations that affect its businesses, activities and operations and are supervised and examined by state and federal bank regulatory agencies. The FDIC and the NCOCB regularly examine the operations of each bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions.
Payment of Dividends and Other Restrictions
We are a legal entity separate and distinct from BNC. While there are various legal and regulatory limitations under federal and state law on the extent to which banks can pay dividends or otherwise supply funds to holding companies, the principal source of cash revenues for us is dividends from BNC. The relevant federal and state regulatory agencies also have authority to prohibit a state bank or bank holding company, which would include us and BNC, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.
Insured depository institutions, such as BNC, are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).
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
A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

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
Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2013, BNC's total risk-based capital ratio and Tier 1 risk-based capital ratio were 12.66% and 11.41%, respectively. Neither the Company nor BNC has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.
In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%.  BNC's ratio at December 31, 2013 was 8.96%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to us.
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
The Federal Deposit Insurance Act (the “FDI Act”) requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.
The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and the leverage ratio. Under the regulations, a FDIC-insured bank will be:

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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2013, BNC had capital levels that qualify as “well capitalized” under such regulations.

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
The regulatory capital framework under which the Company and BNC operates is expected to change in significant respects as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known as “Basel II.” The Company and BNC are currently governed by a set of capital rules that the Federal Reserve and the FDIC have had in place since 1988, with some subsequent amendments and revisions.
On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.
The major provisions of the new rule applicable to us are:

•
The new rule implements higher minimum capital requirements, includes a new common equity tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets ("RWA") requirements are a common equity tier 1 capital ratio of 4.5% and a tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (tier 1 capital to total assets) is 4.0%. The new rule maintains the general structure of the current PCA framework while incorporating these increased minimum requirements.

•
The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets ("MSAs"), deferred tax assets ("DTAs"), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity tier 1 capital.

•
Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•
The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

On July 9, 2013, the FDIC issued an “interim final rule” applicable to BNC that is identical in substance to the final rules issued by the Federal Reserve described above. BNC is required to comply with the interim final rule on January 1, 2015.

Compliance by the Company and BNC with these new capital requirements will likely affect operations. However, the extent of that impact cannot be known until there is greater clarity regarding the specific requirements applicable to them. While the Dodd-Frank Act was enacted in 2010, many of its provisions will require additional implementing rules before becoming effective, and the proposed federal banking agency regulations implementing the Basel III standards, while recently promulgated, have not been implemented.
Acquisitions
As an active acquirer, we must comply with numerous laws related to our acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Further, the Bank Merger Act requires approval from the FDIC prior to the Bank merging with or acquiring the deposits of another bank. Current federal law authorizes interstate acquisitions of banks and bank holding companies and interstate banking without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations.
Branching
With appropriate regulatory approvals, North Carolina commercial banks are authorized to establish branches both in North Carolina and in other states. As a result of the Dodd-Frank Act, federal law allows de novo interstate branching and branching through mergers. A bank that establishes a branch in another state may conduct any activity at that branch office that is permitted by the law of that state to the extent that the activity is permitted either for a state bank chartered by that state or for a branch in the state of an out-of-state national bank.
FDIC Insurance Assessments
The FDIC insures the deposits of BNC up to prescribed limits for each depositor. Effective November 21, 2008 and until December 31, 2010, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program (the “TLGP”). Provided an institution did not opt out of the TLGP, the FDIC would fully guarantee funds deposited in non-interest bearing transaction accounts, including interest on lawyer trust accounts (“IOLTA” accounts) and negotiable order of withdrawal accounts (“NOW” accounts), with rates no higher than 0.50% through June 30, 2010 and no higher than 0.25% after June 30, 2010, if the institution committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, the amount of FDIC assessments paid by each Deposit Insurance Fund (“DIF”) member institution also increased. The Dodd-Frank Act provided temporary, unlimited deposit insurance for all non-interest bearing transaction accounts until December 31, 2012. In January 2011, the FDIC issued final rules implementing this provision of the Dodd-Frank Act by including IOLTAs within the definition of non-interest bearing transaction accounts. Under the FDIC’s final rules, all funds held in IOLTA accounts, together with all other non-interest bearing transaction account deposits, were fully insured, without limit, from December 31, 2010 through December 31, 2012.
The assessment paid by each DIF member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Our insurance assessments during 2013 and 2012 were $2.8 million and $2.2 million, respectively.
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
The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revises the assessment rate schedule to provide assessments ranging from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the TLGP) and subordinated debt; (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment (the “DIDA”); and (3) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the FDIC's DIF. This could, in turn, raise BNC’s future deposit insurance assessment costs. On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity. This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller community banks such as BNC may otherwise have to pay in the future. While it is likely that the new law will increase BNC’s future deposit insurance assessment costs, the specific amount by which the new law’s combined changes will affect BNC’s deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.
The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and ranged from was 0.66 basis points throughout 2012 to 0.62 basis points for 2013 per $100 of assessable deposits throughout 2012. These assessments will continue until the debt matures in 2017 through 2019.
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
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) mandates for public companies a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (the “PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. Sarbanes-Oxley imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.
Fiscal and Monetary Policy
Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and BNC will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and BNC cannot be predicted.
Current and future legislation and the policies established by federal and state regulatory authorities will affect the future operations of us and BNC. Banking legislation and regulations may limit our growth and the return to investors by restricting certain activities.
In addition, capital requirements could be changed and have the effect of restricting our activities or the activities of BNC or requiring additional capital to be maintained. We cannot predict with certainty what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business and the business of BNC.
Federal Home Loan Bank System
We have a correspondent relationship with the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of savings companies. Each FHLB serves as a reserve or central bank for its members within its assigned region. FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and make loans to members (i.e., advances) in accordance with policies and procedures, established by the Board of Directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.
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
Title 6 of the Gramm-Leach-Bliley Act, entitled the Federal Home Loan Bank System Modernization Act of 1999 (the “FHLB Modernization Act”), amended the Federal Home Loan Bank Act to allow voluntary membership and modernized the capital structure and governance of the FHLBs. The capital structure established under the FHLB Modernization Act sets forth leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in the stock of the FHLBs of all member entities. Capital includes retained earnings and two forms of stock: Class A stock redeemable within six months upon written notice and Class B stock redeemable within five years upon written notice. The FHLB Modernization Act also reduced the period of time in which a member exiting the FHLB system must stay out of the system.

Real Estate Lending Evaluations
The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. BNC's loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.
Commercial Real Estate Concentrations
Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on our concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital; or

•	total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRe loan portfolio has increased by 50% or more.
As of December 31, 2013, and excluding covered assets, BNC's C&D concentration as a percentage of BNC’s capital totaled 84.4% and BNC’s CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 347.4%. Including loans subject to loss-share agreements with the FDIC, BNC’s C&D concentration as a percentage of capital totaled 87.8% and its CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 360.3%.
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
The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on our business and earnings and on the business and earnings of BNC cannot be predicted.

Evolving Legislation and Regulatory Action
In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provides for the creation of the Financial Stability Oversight Council (the “FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provides for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive.
New laws or regulations or changes to existing laws and regulations, including changes in interpretation or enforcement, could materially adversely affect our financial condition or results of operations. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. As a result, the overall financial impact on the Company and BNC cannot be anticipated at this time.
Annual Disclosure Statement
This Annual Report on Form 10-K also serves as the annual disclosure statement of BNC pursuant to Part 350 of the FDIC’s rules and regulations. This statement has not been reviewed or confirmed for accuracy or relevance by the FDIC.

ITEM 1A.    RISK FACTORS

Risks Related To Our Company, Our Business, and Our Industry
A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.
Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail.
Although the general economic environment has shown some improvement, there can be no assurance that improvement will continue. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in a variety of consequences, including the following:

•	increases in loan delinquencies;

•	increases in nonperforming and classified assets;

•	decreases in demand for our products and services; and

•
decreases in the value of collateral securing our loans, especially real estate, which could result in lower recovery amounts on these loans, as well as reduce customers’ borrowing power and our ability to originate future loans.

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
The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, including new or revised regulation of such things as systemic risk, capital adequacy, deposit insurance assessments and consumer financial protection. In addition, the federal banking regulators have issued joint guidance on incentive compensation, and the Treasury and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banking organizations. Complying with these and other new legislative or regulatory requirements, and any programs established thereunder, could have a material adverse impact on our results of operations, our financial condition and our ability to fill positions with the most qualified candidates available.
Our revenues are highly correlated to market interest rates.
Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2013, net interest income made up 86% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.
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

While recent economic data suggests that overall economic conditions are improving, such improvement may be slower in our market areas and if market conditions in the residential construction and development and land acquisition real estate markets remain poor or further deteriorate, they may lead to additional valuation adjustments on our loans and real estate owned in these markets. Furthermore, a sustained weakened economy could result in a continuation of the decreased demand for residential housing, which, in turn, could adversely affect the development and construction efforts of residential real estate developers, adversely affect the ability of those developers to repay their loans and decrease the value of the property used as collateral, resulting in higher levels of non-performing loans. Any further increase in our non-performing assets and related increases in our provision for loan losses could negatively affect our business and have a material adverse effect on our capital, financial condition and results of operations.

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
Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment, or we may be required to dispose of the real property at a loss.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of an economic downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.
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
We are a separate and distinct legal entity from BNC. We receive substantially all of our revenue from dividends from BNC. These dividends are the principal source of funds to pay dividends on common stock and interest and principal on our debt. Various federal and state laws and regulations limit the amount of dividends that BNC may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event BNC is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock and our business, financial condition and results of operations may be materially adversely affected.
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
Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to use technology competitively to provide products and services that offer convenience to customers and create additional efficiencies in our operations.
Consumers may decide not to use local banks to complete their financial transactions.
Technology and other changes are allowing parties to complete, through alternative methods, financial transactions that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as local bank deposits in brokerage accounts, mutual funds with an internet-only bank, or with virtually any bank in the country through on-line banking. Consumers can also complete transactions such as purchasing goods and services, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower-cost deposits as a source of funds could have an adverse effect on our financial condition, results of operations and liquidity.
Our recent results may not be indicative of our future results.
We may not be able to grow our business at the same rate of growth achieved in recent years or even grow our business at all. Additionally, we may not have the benefit of several factors that have been favorable to our business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace, the ability to find suitable expansion opportunities, including traditional or FDIC assisted acquisitions, or otherwise to capitalize on opportunities presented by economic turbulence, or other factors and conditions. Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict our ability to expand our market presence and could adversely impact our future operating results.
We depend on key personnel for our success.
Our operating results and ability to adequately manage our growth and minimize loan losses is highly dependent on the services, managerial abilities and performance of our current executive officers and other key personnel. We have an experienced management team that the board of directors believes is capable of managing and growing the Company. Losses of or changes in our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect our financial condition, results of operations and liquidity. Additionally, our ability to retain our current executive officers and other key personnel may be further impacted by existing and proposed legislation and regulations affecting the financial services industry. There can be no assurance that we will be successful in retaining our current executive officers or other key personnel.
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
We may invest or spend the proceeds of stock offerings in ways with which you may not agree and in ways that may not earn a profit.
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

In addition, our operations rely on secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our customers’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve and become increasingly sophisticated. As a result, our computer systems, software and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses or other malicious codes, cyber-attacks and other events that could have an adverse security impact and result in significant losses by us and/or our customers. These threats may originate externally from third parties, such as cyber-criminal and other hackers, third party vendors providing processing or infrastructure-support services, or internally from within our organization. Despite the defensive measures we take to manage our internal technological and operational infrastructure, given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they are discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. These parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. In addition, we may be at risk of an operation failure with respect to our customers' systems. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of the threats, the outsourcing of some of our business operations and the continued uncertain global economic environment. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information system vulnerabilities.

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
In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. During 2009, we were required to pay a special assessment totaling $743,000 and also to prepay the assessments that would normally have been paid during 2010 through 2012. There is no longer any prepaid balance at December 31, 2013. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Any such future assessments will decrease our earnings.
Risks Related to Our Growth Strategy
We may not be able to implement aspects of our growth strategy.
Our growth strategy contemplates the future expansion of our business and operations both organically and by acquisitions, such as through the establishment or acquisition of banks and banking offices in our market area and other markets in North and South Carolina. Implementing these aspects of our growth strategy depends, in part, on our ability to successfully identify acquisition opportunities and strategic partners that will complement our operating philosophy and to successfully integrate their operations with ours, as well as to generate loans and deposits within acceptable risk and expense tolerances. To successfully acquire or establish banks or banking offices, we must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships and high caliber banking personnel to make these new banking offices profitable. In addition, we may not be able to identify suitable opportunities for further growth and expansion or, if we do, we may not be able to successfully integrate these new operations into our business.
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
We have grown rapidly since our acquisition of Beach First National Bank ("Beach First") in April 2010, and our business strategy contemplates significant acceleration in such growth, both organically and through acquisitions. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits or in introducing new products and services at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our historical or modified organic growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect out results of operations, financial condition and stock price.
New bank office facilities and other facilities may not be profitable.
We may not be able to organically expand into new markets that are profitable for our franchise. The costs to start up new bank branches and loan production offices in new markets, other than through acquisitions, and the additional costs to operate these facilities would increase our non-interest expense and may decrease our earnings. It may be difficult to adequately and profitably manage our growth through the establishment of bank branches and loan production offices in new markets. In addition, we can provide no assurance that our expansion into any such new markets will successfully attract enough new business to offset the expenses of their operation. If we are not able to do so, our earnings and stock price may be negatively impacted.
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
Our growth strategy contemplates that we will expand our business and operations to other markets, particularly in the Carolinas. We intend to primarily target market areas that we believe possess attractive demographic, economic or competitive characteristics. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. Competition for qualified personnel in the markets in which we may expand may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from other banks or may be unable to do so at a reasonable cost. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, results of operations and stock price.
We may need additional access to capital, which we may be unable to obtain on attractive terms or at all.
We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments for future growth or to fund losses or additional provision for loan losses in the future. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our stock price negatively affected.
Risks Related to FDIC-Assisted Transactions
Changes in national and local economic conditions could lead to higher loan charge-offs in connection with past FDIC-assisted transactions, all of which may not be supported by loss-share agreements with the FDIC.
Although loan portfolios acquired in past FDIC-assisted transactions have initially been accounted for at fair value, we do not yet know whether the loans we acquired will become impaired, and impairment may result in additional charge-offs to the portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, and may also increase the level of charge-offs on the loan portfolios that we have acquired through such acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.
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
Failure to comply with the terms of loss-sharing arrangements with the FDIC may result in significant losses.
Loss-share agreements also impose standard requirements on us which must be satisfied in order to retain loss-share protections. Any failure to comply with the terms of any loss-share agreements BNC has with the FDIC, or to properly service the loans and foreclosed assets covered by loss-share agreements, may cause individual loans, large pools of loans or other covered assets to lose eligibility for reimbursement to the Company from the FDIC. This could result in material losses that are currently not anticipated and could adversely affect the Company’s financial condition, results of operations or liquidity.
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
We have subordinated debentures outstanding which rank senior to our common stock.
We have issued and have outstanding $23.7 million in subordinated debentures in connection with the issuance of trust preferred securities. These debentures rank senior to our common stock.
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
Sales of a substantial number of shares of our common stock in the public markets and the availability of those shares for sale could adversely affect the market price of our common stock. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of our existing stockholders and could cause the market price of our common stock to decline. We may issue such additional equity or convertible securities to raise additional capital. Depending on the amount offered and the levels at which we offer the stock, issuances of common or preferred stock could be substantially dilutive to shareholders of our common stock. Moreover, to the extent that we issue restricted stock, phantom shares, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as shares of the restricted stock vest, our shareholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro-rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. We cannot predict with certainty the effect that future sales of our common stock would have on the market price of our common stock.
We may reduce or eliminate dividends on our common stock.
Although we have historically paid a quarterly cash dividend to the holders of our common stock, holders of our common stock are not entitled to receive dividends. Downturns in the domestic and global economies could cause our Board of Directors to consider, among other things, reducing or eliminating dividends paid on our common stock. This could adversely affect the market price of our common stock. Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends before declaring or paying any dividends. Dividends also may be limited as a result of safety and soundness considerations.
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

We lease our corporate headquarters, located in High Point, North Carolina. BNC owns its main office and operations center, located in Thomasville, North Carolina. BNC operates 39 branch offices throughout North and South Carolina, of which 24 are owned and 15 are leased at market rates from third parties.

The total net book value of our premises and equipment on December 31, 2013 was $76.1 million. All properties are considered by our management to be in good condition and adequately covered by insurance. See Note 8 of the “Notes to Consolidated Financial Statements” to the accompanying Consolidated Financial Statements contained in Item 8 for information on premises and equipment.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “BNCN”. The high and low closing sale prices, which represent actual transactions as quoted on the NASDAQ Capital Market, of the Company’s common stock for each quarterly period in 2013 and 2012 are presented below.  The per share dividends declared by the Company in each quarterly period in 2013 and 2012 for its voting and non-voting common stock are also presented below.

		Market Price
		High	Low	Cash Dividends Declared per Share
2013	1st Quarter	$10.10	$7.85	$0.05
	2nd Quarter	11.47	9.56	0.05
	3rd Quarter	14.35	11.26	0.05
	4th Quarter	17.34	11.67	0.05

2012	1st Quarter	$8.00	$6.80	$0.05
	2nd Quarter	8.41	6.72	0.05
	3rd Quarter	8.50	7.41	0.05
	4th Quarter	8.87	7.34	0.05

As of March 10, 2014, we had approximately 2,653 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

The Company’s ability to pay dividends on its common stock is principally dependent on BNC’s ability to pay dividends to the Company, which is subject to various regulatory restrictions and limitations. See “Item 1. Business – Supervision and Regulation – Payment of Dividends and Other Restrictions” above for regulatory restrictions which limit the ability of BNC to pay dividends. The Company expects to continue to pay comparable dividends on its common stock for the foreseeable future.

We made no purchases, nor did any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the three months ended December 31, 2013.

The information required to be disclosed under Item 201(d) and (e) of Regulation S-K is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Performance Graph

The following graph compares our cumulative shareholder return on our common stock with a NASDAQ index and with a southeastern bank index. The graph was prepared by SNL Financial, LLC using data as of December 31, 2013.
BNC Bancorp

Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
BNC Bancorp	100.00	103.90	126.05	104.25	118.20	257.49
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
SNL Bank Index	100.00	98.97	110.90	85.88	115.90	159.12
SNL Southeast Bank Index	100.00	100.41	97.49	57.04	94.75	128.40

ITEM 6.     SELECTED FINANCIAL DATA

Table 1
Selected Financial Data
(dollars in thousands, except per share and non-financial information, shares in thousands)

	As of/For the Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Total interest income	$138,670	$113,515	$103,343	$95,010	$79,082
Total interest expense	30,063	32,891	32,920	34,747	32,867
Net interest income	108,607	80,624	70,423	60,263	46,215
Provision for loan losses	12,188	22,737	18,214	26,382	15,750
Net interest income after provision for loan losses	96,419	57,887	52,209	33,881	30,465
Non-interest income	22,806	33,138	20,802	28,813	8,686
Non-interest expense	97,933	82,272	67,864	55,172	32,899
Income before income tax expense (benefit)	21,292	8,753	5,147	7,522	6,252
Income tax expense (benefit)	4,045	(1,700)	(1,783)	(204)	(285)
Net income	17,247	10,453	6,930	7,726	6,537
Less preferred stock dividends and discount accretion	1,060	2,404	2,404	2,196	1,984
Net income available to common shareholders	$16,187	$8,049	$4,526	$5,530	$4,553

Per Common Share Data:
Basic earnings per share	$0.61	$0.48	$0.45	$0.62	$0.62
Diluted earnings per share	0.61	0.48	0.45	0.61	0.62
Cash dividends declared	0.20	0.20	0.20	0.20	0.20
Book value	9.94	9.51	12.80	11.63	13.20
Tangible common book value (1)	8.66	8.20	9.60	8.49	9.43
Weighted average shares outstanding:
Basic	26,683	17,595	10,878	9,262	7,340
Diluted	26,714	17,599	10,894	9,337	7,348
Year-end common shares outstanding	27,303	24,650	9,101	9,053	7,342

Selected Year-End Balance Sheet Data:
Total assets	$3,229,576	$3,083,788	$2,454,930	$2,149,932	$1,634,185
Investment securities available-for-sale	270,417	341,539	282,174	352,824	360,459
Investment securities held-to-maturity	247,378	114,805	97,036	6,000	6,000
Portfolio loans	2,276,517	2,035,258	1,709,483	1,508,180	1,079,179
Allowance for loan losses	32,875	40,292	31,008	24,813	17,309
Goodwill	28,384	27,111	26,129	26,129	26,129
Deposits	2,706,730	2,656,309	2,118,187	1,828,070	1,349,878
Short-term borrowings	125,592	32,382	70,211	60,207	50,283
Long-term debt	101,509	88,173	93,713	97,713	100,713
Shareholders' equity	271,330	282,244	163,855	152,224	126,206

Selected Average Balances:
Total assets	$3,009,367	$2,544,718	$2,208,525	$2,027,261	$1,617,744
Investment securities	483,984	353,040	339,067	352,099	430,684
Total loans	2,139,281	1,813,899	1,561,257	1,359,107	1,026,635
Total interest-earning assets	2,696,475	2,244,423	1,936,069	1,799,324	1,496,230
Interest-bearing deposits	2,236,046	2,002,595	1,770,106	1,613,886	1,257,333
Total interest-bearing liabilities	2,429,817	2,126,818	1,914,179	1,765,391	1,418,935
Shareholders' equity	269,123	212,955	156,968	149,959	123,641

Selected Performance Ratios:
Return on average assets (2)	0.54%	0.32%	0.20%	0.27%	0.28%
Return on average common equity (3)	6.28%	5.11%	4.12%	4.98%	4.81%
Return on average tangible common equity (4)	7.50%	6.57%	5.88%	7.89%	7.30%
Net interest margin (5)	4.29%	3.85%	3.93%	3.65%	3.39%
Average equity to average assets	8.94%	8.37%	7.11%	7.40%	7.64%
Efficiency ratio (6)	70.67%	68.85%	70.09%	58.38%	55.36%
Dividend payout ratio	32.79%	41.67%	44.44%	32.26%	32.26%

Asset Quality Ratios:
Allowance for loan losses to period-end portfolio loans (7)	1.44%	1.98%	1.81%	1.65%	1.60%
Allowance for loan losses to nonperforming loans (8)	80.46%	58.04%	33.44%	25.96%	90.86%
Nonperforming assets to total assets (9)	2.74%	3.93%	6.57%	6.29%	2.04%
Net loan charge-offs, with covered portion, to average portfolio loans (10)	0.57%	1.09%	1.14%	1.39%	1.13%

Capital Ratios: (11)
Total risk-based capital	12.66%	13.91%	11.51%	13.01%	12.79%
Tier 1 risk-based capital	11.41%	12.77%	9.99%	11.19%	10.87%
Leverage ratio	8.96%	9.71%	7.38%	7.42%	8.32%

Other Data:
Number of full service banking offices	39	35	30	23	17
Number of limited service offices	—	—	1	1	1
Number of full time employee equivalents	620	541	442	358	249

(1)
Tangible common book value per share is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition. See Table 1A for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

(2)	Calculated by dividing net income available to common shareholders by average assets.

(3)	Calculated by dividing net income available to common shareholders by average common equity.

(4)
Average tangible common equity is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition. See Table 1A for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

(5)
Calculated by dividing tax equivalent net interest income by average interest-earning assets. The tax equivalent adjustment was $7.2 million, $5.7 million, $5.6 million, $5.4 million, and $4.5 million for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

(6)	Calculated by dividing non-interest expense by the sum of the tax equivalent net interest income and non-interest income.

(7)	Includes loans covered under loss-share agreements of $187.7 million, $248.9 million, $320.0 million and $309.3 million at December 31, 2013, 2012, 2011 and 2010, respectively.

(8)
Nonperforming loans consist of nonaccrual loans and accruing loans greater than 90 days past due. Includes nonperforming loans covered under loss-share agreements of $23.7 million, $47.0 million, $73.3 million and $69.3 million at December 31, 2013, 2012, 2011 and 2010, respectively.

(9)
Nonperforming assets consist of nonperforming loans and other real estate owned. Includes nonperforming loans and other real estate owned covered under loss-share agreements of $42.5 million, $70.1 million, $120.9 million and $85.1 million at December 31, 2013, 2012, 2011 and 2010, respectively.

(10)	Net loan charge-offs include $11.0 million, $14.5 million and $3.8 million of covered loans that are reimbursed 80% by the FDIC for the years ended December 31, 2013, 2012 and 2011, respectively.

(11)	Capital ratios are for BNC.
Table 1A
Reconciliation of Non-GAAP Financial Measures
(dollars in thousands, except per share data, shares in thousands)

	As of/For the Year Ended December 31,
	2013	2012	2011	2010	2009
Tangible Common Book Value per Share:
Shareholders' equity (GAAP)	$271,330	$282,244	$163,855	$152,224	$126,206
Less: Preferred stock (GAAP)	—	47,878	47,398	46,918	29,304
Intangible assets (GAAP)	34,966	32,193	29,115	28,445	27,699
Tangible common shareholders' equity (non-GAAP)	236,364	202,173	87,342	76,861	69,203
Common shares outstanding	27,303	24,650	9,101	9,053	7,342
Tangible common book value per share (non-GAAP)	$8.66	$8.20	$9.60	$8.49	$9.43

Return on Average Tangible Common Equity:
Net income available to common shareholders (GAAP)	$16,187	$8,049	$4,526	$5,530	$4,553
Plus: Amortization of intangibles, net of tax (GAAP)	723	348	256	229	302
Tangible net income available to common shareholders (non-GAAP)	16,910	8,397	4,782	5,759	4,855
Average common shareholders' equity (non-GAAP)	257,678	157,471	109,810	101,104	94,352
Less: Average intangible assets (non-GAAP)	32,361	29,581	28,433	28,072	27,822
Average tangible common shareholders' equity (non-GAAP)	225,317	127,890	81,377	73,032	66,530
Return on average tangible common equity (non-GAAP)	7.50%	6.57%	5.88%	7.89%	7.30%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.
The detailed financial discussion that follows focuses on 2013 results compared to 2012. Discussion of 2012 results compared to 2011 is predominantly in section “2012 Compared to 2011.”

Overview and Executive Summary

BNC Bancorp was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina, a full service commercial bank, incorporated under the laws of the State of North Carolina. Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from our investment portfolio. We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We target business professionals and small to mid-size business customers with credit relationships in the $250,000 to $25 million range through our 39 branches located in North and South Carolina.

Net income for the year ended December 31, 2013 was $17.2 million, an increase of 65.0% compared to net income of $10.5 million for the year ended December 31, 2012. Income available to common shareholders was $16.2 million, or $0.61 per diluted share, for 2013, an increase of 101.1% compared to the $8.0 million, or $0.48 per diluted share, reported for the year ended December 31, 2012. Included in the financial results for the year ended December 31, 2013 is $5.8 million of transaction-related expenses included in non-interest expense. Included in the financial results for the year ended December 31, 2012 are $12.7 million and $5.2 million, respectively, of bargain purchase gains on acquisitions and transaction-related expenses.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average common shareholders’ equity (net income available to common shareholders as a percentage of average common shareholders’ equity). Our return on average assets was 0.54% and 0.32% for the years ended December 31, 2013 and 2012, respectively. Our return on average common shareholders’ equity was 6.28% and 5.11% for the years ended December 31, 2013 and 2012, respectively.

Total assets at December 31, 2013 were $3.23 billion, an increase of 4.7% compared to total assets of $3.08 billion at December 31, 2012. The increase was due to continued growth in our footprint, along with the acquisition of Randolph Bank & Trust ("Randolph") during 2013. Some highlights for 2013 are as follows:

•	net income available to common shareholders of $16.2 million, an increase of 101.1% compared to 2012;

•	diluted earnings per share of $0.61, compared to $0.48 per diluted share for 2012;

•	fully taxable-equivalent net interest margin increased to 4.29%, compared to 3.85% for 2012;

•	nonaccrual loans not covered by loss-share decreased 23.7% during fiscal year 2013;

•	nonperforming assets decreased 27.1% during fiscal year 2013;

•	Richard D. Callicutt II was named President and Chief Executive Officer, upon the planned retirement of founding President and CEO, W. Swope Montgomery, Jr.;

•	completed acquisition of Randolph, increasing our presence in Piedmont Triad area of North Carolina by approximately $250 million;

•
announced merger agreements with both South Street Financial Corporation, the parent company of Home Savings Bank, FSB in Albemarle, North Carolina ("South Street"), and Community First Financial Group, Inc. ("Community First"), the parent company of Harrington Bank, FSB in Chapel Hill, North Carolina; and

•	redeemed all Series A Preferred Stock with the proceeds from a non-dilutive term loan.

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

The first step in testing for impairment is to determine the fair value of each reporting unit. The Company engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. We utilized both income and market approaches to determine the fair value for the reporting units. The income approach was based on discounted cash flows derived from assumptions of balance sheet and income statement activity. An internal forecast was developed by considering several long-term key business drivers, such as anticipated loan and deposit growth, net interest margins, and asset quality. Long-term growth rates were estimated to assist in determining the terminal values. The discount rate was estimated based on the Capital Asset Pricing Model, which considered the risk-free interest rate (20-year Constant Maturity Treasury Bonds), market-risk premium, equity-risk premium, and an industry-specific risk factor. For the market approach, assets, earnings, tangible common equity and tangible franchise premium multiples of comparable acquired companies were selected and applied to the reporting unit’s applicable metrics. In addition, historic control premiums were applied to the Company’s market value. The results of the income and market approaches were averaged to arrive at the final calculation of fair value. We determined the estimated fair value exceeded the carrying value (including goodwill) for the banking operations reporting unit.

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

There were no impairment charges recorded in 2013, 2012, or 2011, respectively. We believe the estimates and assumptions used in the goodwill impairment analysis for our reporting unit are reasonable. However, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future.

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
At the time such purchased loans are acquired, management individually evaluates substantially all loans acquired in the transaction. This evaluation allows management to determine the estimated fair value of the purchased loans (not considering any FDIC loss-sharing agreements) and includes no carryover of any previously recorded allowance for loan losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. To the extent that any purchased loan acquired in an FDIC-assisted acquisition is not specifically reviewed, management applies a loss estimate to that loan based on the average expected loss rates for the purchased loans that were individually reviewed in that purchased loan portfolio.
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

Analysis of Results of Operations

Net Interest Income

Fully taxable-equivalent (“FTE”) net interest income for the year ended December 31, 2013 was $115.8 million, an increase of 34.1% from $86.4 million for the year ended December 31, 2012. FTE net interest margin was 4.29% for the year ended December 31, 2013, an increase of 44 basis points from 3.85% for the year ended December 31, 2012.

Average interest-earning assets were $2.70 billion for the year ended December 31, 2013, an increase of 20.1% from $2.24 billion for the year ended December 31, 2012. The increase in average interest-earning assets from 2012 is primarily due to the full year impact of interest-earning assets acquired from Carolina Federal, KeySource and First Trust during 2012, interest-earning assets acquired from Randolph during the fourth quarter of 2013, along with continued loan growth in our markets and an increase in our investment securities portfolio.

The Company’s average yield on interest-earning assets was 5.41% for the year ended December 31, 2013, an increase of 10 basis points compared to 5.31% for the comparable period of 2012. The increase from 2012 was primarily due to an increase in loan accretion from the acquired loan portfolio, as well as the addition of higher yielding loans acquired from Carolina Federal, KeySource, First Trust and Randolph. Loan accretion during the year ended December 31, 2013 totaled $14.4 million, an increase of 116.7% from loan accretion of $6.7 million for the year ended December 31, 2012. These increases were offset by lower yields earned on investment securities due to the replacement of matured and called investments with lower yielding securities.

Average interest-bearing liabilities were $2.43 billion for the year ended December 31, 2013, an increase of 14.2% from $2.13 billion for the year ended December 31, 2012. The increase in average interest-bearing liabilities from 2012 is primarily due to the full year impact of the acquisitions of Carolina Federal, KeySource and First Trust during 2012, increased borrowings during fiscal year 2013 and the acquisition of Randolph, offset by the Company’s use of excess liquidity to primarily repay wholesale and non-core deposits as they matured.

The Company’s average cost of interest-bearing liabilities was 1.24% for the year ended December 31, 2013, a decrease of 31 basis points from 1.55% for the year ended December 31, 2012. This decrease was primarily due to the Company’s decision to reduce exposure to higher cost deposit products and aggressively reduce deposit rates over the past three quarters, as well as reductions in interest rates paid on borrowings. These rate decreases were slightly offset by an increase in cash flow hedging expense, which totaled $9.9 million for the year ended December 31, 2013, compared to $7.9 million for the year ended December 31, 2012.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the years ended December 31, 2013, 2012 and 2011, as well as the variances between the periods caused by changes in interest rates versus changes in volumes (dollars in thousands):

Table 2
Average Balance and Net Interest Income (FTE)

	2013			2012			2011
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest-earning assets:
Loans and leases (1)	$2,104,965	$120,546	5.73%	$1,789,125	$97,917	5.47%	$1,556,937	$87,424	5.62%
Loans held for sale	34,316	1,158	3.37%	24,774	751	3.03%	4,320	167	3.87%
Investment securities, taxable	133,251	4,366	3.28%	115,741	4,808	4.15%	119,797	5,688	4.75%
Investment securities, tax-exempt (2)	350,733	19,368	5.52%	237,299	15,475	6.52%	219,270	15,541	7.09%
Interest-earning balances and other	73,210	398	0.54%	77,484	290	0.37%	35,745	118	0.33%
Total interest-earning assets	2,696,475	145,836	5.41%	2,244,423	119,241	5.31%	1,936,069	108,938	5.63%
Other assets	312,892			300,295			272,456
Total assets	$3,009,367			$2,544,718			$2,208,525
Interest-bearing liabilities:
Demand deposits	$1,111,328	$15,071	1.36%	$941,070	$14,242	1.51%	$814,518	$11,557	1.42%
Savings deposits	86,630	212	0.24%	56,881	266	0.47%	36,564	162	0.44%
Time deposits	1,038,088	10,898	1.05%	1,004,644	15,093	1.50%	919,024	17,836	1.94%
Borrowings	193,771	3,883	2.00%	124,223	3,290	2.65%	144,073	3,365	2.34%
Total interest-bearing liabilities	2,429,817	30,064	1.24%	2,126,818	32,891	1.55%	1,914,179	32,920	1.72%
Non-interest-bearing deposits	290,765			188,569			125,969
Other liabilities	19,662			16,376			11,409
Shareholders' equity	269,123			212,955			156,968
Total liabilities and shareholder's equity	$3,009,367			$2,544,718			$2,208,525
Net interest income and
interest rate spread		$115,772	4.17%		$86,350	3.76%		$76,018	3.91%
Net interest margin			4.29%			3.85%			3.93%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis using a blended income tax rate of 38.55%. The taxable-equivalent adjustment was $7.2 million, $5.7 million and $5.6 million for the year ended December 31, 2013, 2012 and 2011, respectively.

Table 3
Volume and Rate Variance Analysis

	2013 vs. 2012			2012 vs. 2011
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases	$17,686	$4,943	$22,629	$12,873	$(2,380)	$10,493
Loans held for sale	306	101	407	705	(121)	584
Investment securities, taxable	651	(1,093)	(442)	(181)	(699)	(880)
Investment securities, tax-exempt (1)	6,831	(2,938)	3,893	1,227	(1,293)	(66)
Interest-earning balances and other	(20)	128	108	147	25	172
Total interest income	25,454	1,141	26,595	14,771	(4,468)	10,303

Interest expense:
Deposits:
Demand deposits	2,443	(1,614)	829	1,855	830	2,685
Savings deposits	106	(160)	(54)	93	11	104
Time deposits	427	(4,622)	(4,195)	1,474	(4,217)	(2,743)
Borrowings	1,618	(1,025)	593	(495)	420	(75)
Total interest expense	4,594	(7,421)	(2,827)	2,927	(2,956)	(29)
Net interest income increase (decrease)	$20,860	$8,562	$29,422	$11,844	$(1,512)	$10,332

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

The Company recorded a provision for loan losses of $12.2 million for fiscal year 2013, a decrease of 46.4% from $22.7 million recorded during fiscal year 2012. Of the $12.2 million in provision expense, $11.6 million related to non-covered loans. During the year ended December 31, 2013, the Company recorded a gross provision of $1.7 million for loss-share loans, of which $1.1 million was recorded through an FDIC indemnification asset and the remaining $0.6 million was recorded through the Company’s provision expense. During the year ended December 31, 2012, the Company recorded a gross provision of $22.7 million for loss-share loans, of which $17.7 million was recorded through an FDIC indemnification asset and the remaining $5.0 million was recorded through the Company’s provision expense.

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

Non-Interest Income

Non-interest income was $22.8 million for the year ended December 31, 2013, a decrease of 31.2% compared to $33.1 million for fiscal year 2012. The following table presents the components of non-interest income for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

Table 4
Non-Interest Income

	2013	2012	2011
Mortgage fees	$8,979	$6,169	$2,230
Service charges	4,314	3,149	3,190
Earnings on bank-owned life insurance	2,318	1,771	1,688
Gain (loss) on sale of investment securities, net	(42)	3,026	1,202
Bargain purchase gain on acquisition	—	12,706	7,800
Other	7,237	6,317	4,692
Total non-interest income	$22,806	$33,138	$20,802

Included in non-interest income for 2013 was $0.7 million of income related to the subsequent settlement of a liability assumed in an acquisition and $0.5 million of income from an insurance settlement. Included in non-interest income for 2012 was $12.7 million of bargain purchase gain from the acquisitions of Carolina Federal and First Trust, and $3.0 million of gains on sale of securities. Excluding these sources of income, non-interest income was $21.7 million for 2013, an increase of 24.4% from $17.4 million in 2012. The increase was primarily due to increased volume of mortgage originations, as the Company continued to expand commissioned originators across key target markets, as well as an increase in service charge income due to an increased volume of transactions, primarily due to our recent acquisitions.

Non-Interest Expense

Non-interest expense was $97.9 million for fiscal year 2013, an increase of 19.0% compared to $82.3 million for fiscal year 2012. The following table presents the components of non-interest expense for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

Table 5
Non-Interest Expense

	2013	2012	2011
Salaries and employee benefits	$52,994	$42,200	$31,810
Occupancy	6,547	4,965	3,859
Furniture and equipment	5,546	4,241	2,761
Data processing and supplies	3,275	2,773	2,291
Advertising and business development	2,020	1,761	1,733
Insurance, professional and other services	8,392	6,685	4,166
FDIC insurance assessments	2,766	2,166	2,433
Loan, foreclosure and other real estate owned	8,949	10,944	14,072
Other	7,444	6,537	4,739
Total non-interest expense	$97,933	$82,272	$67,864

Included in non-interest expense for 2013 and 2012 were transaction-related expenses totaling $5.8 million and $5.2 million, respectively. These costs included professional fees, contract cancellations, personnel costs, and data processing and system conversion expenses related to our recent acquisitions. Excluding transaction-related expenses, non-interest expense for the year ended December 31, 2013 was $92.2 million, an increase of 19.6% from $77.1 million for the year ended December 31, 2012. The increase from 2012 was primarily due to the full year impact of the additional employees and facilities purchased in connection with the acquisitions of Carolina Federal, KeySource and First Trust during 2012, as well as the acquisition of Randolph during the fourth quarter of 2013. The Company also experienced an increase in compensation expense related to an increased number of restricted stock grants, severance payments incurred as a result of our acquisition of Randolph, and additional incentive and bonus programs that were established during fiscal year 2013. The Company also experienced an increase in depreciation expense from 2012, primarily due to the property, plant and equipment additions made as part of our recent acquisitions. The additional expenses were partially offset by a reduction in valuation charges recorded on other real estate owned ("OREO") and reduced loan, foreclosure and collection expenses.

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

Our income tax expense (benefit) was $4.0 million and $(1.7) million for 2013 and 2012, respectively, and our income before taxes increased $12.5 million for 2013, when compared to 2012. The tax expense associated with this increase was offset by increases in our tax-exempt investment securities income, additional income from our increased investment in bank-owned life insurance, and tax benefits derived from our acquisitions. Our effective tax rates for the years ended December 31, 2013 and 2012 were 19.0% and (19.4%), respectively. Refer to Note 17 “Income Taxes” in the accompanying Consolidated Financial Statements contained in Item 8 for further information regarding our income taxes.

Analysis of Financial Condition

Investment Securities
The investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Investment securities were $517.8 million at December 31, 2013, an increase of 13.5% from total investment securities of $456.3 million at December 31, 2012. The vast majority of securities in the portfolio are bank-qualified taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. We also maintain portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies, as well as mortgage-backed securities issued or guaranteed by U.S. government agencies and corporate debt securities. Our investment securities portfolio is comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.
The following table presents the composition of our available-for-sale and held-to-maturity securities portfolio at December 31, 2013, 2012 and 2011 (dollars in thousands):

Table 6
Composition of Investment Securities Portfolio

	2013	2012	2011
Investment securities available-for-sale (at fair value):
U.S. Government agencies	$15,061	$16,395	$23,201
State and municipals	191,263	223,886	160,556
Corporate debt securities	8,889	—	—
Other debt securities	4,380	—	—
Equity securities	922	—	—
Residential government-sponsored mortgage-backed securities	42,014	86,890	81,436
Other government-sponsored mortgage-backed securities	7,888	14,368	16,981
Total investment securities available-for-sale	270,417	341,539	282,174

Investment securities held-to-maturity (at amortized cost):
State and municipals	221,378	108,805	91,036
Corporate debt securities	16,000	6,000	6,000
Other debt securities	10,000	—	—
Total investment securities held-to-maturity	247,378	114,805	97,036
Total investment securities	$517,795	$456,344	$379,210

The Company purchased $146.5 million of investment securities during the year ended December 31, 2013, which was offset by $69.5 million of sales, maturities and payments received during the same period. Net unrealized losses in our available-for-sale investment securities portfolio were $3.1 million as of December 31, 2013, as compared to a net unrealized gain of $14.4 million as of December 31, 2012. The decrease in gross unrealized gains was primarily attributable to changes in market interest rates related to our state and municipal securities portfolio, relative to when the investments were purchased. Our decision to transfer $86.5 million of available-for-sale state and municipal debt securities to the held-to-maturity category during the second quarter of 2013, reflecting our intent to hold those securities to maturity, reduced the impact of these interest rate changes.

At December 31, 2013, the Company’s investment securities portfolio included 343 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of the Company’s investment in the obligations of state and political subdivisions at December 31, 2013 (dollars in thousands):

Table 7
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
General obligation bonds:
Texas	$127,087	$123,959
Washington	29,664	28,551
Ohio	19,553	19,454
North Carolina	16,566	15,860
California	16,401	16,445
Pennsylvania	15,848	15,760
Other (22 states)	69,869	68,223
Total general obligation bonds:	294,988	288,252
Revenue bonds:
North Carolina	40,561	38,519
Indiana	14,756	14,438
South Carolina	12,540	11,669
Florida	11,589	11,141
Other (13 states)	41,168	38,832
Total revenue bonds:	120,614	114,599
Total obligations of state and political subdivisions	$415,602	$402,851

The largest exposure we have in general obligation bonds was 66 bonds issued by various school districts in Texas with a total amortized cost basis of $89.3 million and total fair value of $87.2 million at December 31, 2013. Of this total, $68.6 million in amortized cost and $66.7 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

The revenue sources related to the Company’s investment in revenue bonds at December 31, 2013 are summarized in the following table (dollars in thousands):

Table 8
Revenue Bonds by Source

	Amortized Cost	Fair Value
Water and sewer	$24,909	$23,747
College and university	21,386	20,368
Health, hospitality and nursing home	20,522	19,480
Power and electricity	12,852	11,785
Lease (abatement)	7,065	7,228
Other	33,880	31,991
Total revenue bonds	$120,614	$114,599

The largest single exposures we had in revenue bonds at December 31, 2013 were three bonds issued by the South Carolina Public Service Authority to be repaid by future pledged power and utility revenue, and seven bonds issued by the North Carolina Medical Care Commission to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $19.1 million and the total fair value was $17.5 million at December 31, 2013.

Currently, all of the Company’s investments in state and political subdivisions are investment grade with all having a credit rating of either AA- or higher from Standard & Poors or A1 or higher by Moody’s. Investments in state and political subdivisions are subject to an initial pre-purchase credit assessment and ongoing monitoring. The factors considered in this analysis include review of the credit rating, as provided by one or more nationally recognized credit ratings agencies, capacity to pay, market and economic data, soundness of budgetary position, and sources, strength, and stability of tax or enterprise revenue, as well as any other factors as are available and relevant to the security or issuer. While the Company does not place sole reliance on the credit rating of the security, no investment in a state or political subdivision is considered for purchase unless it has an investment grade credit rating by one or more nationally recognized credit ratings agencies. The Company will also perform additional detailed risk analysis should any security be downgraded below investment grade to determine if the security should be retained or sold. This risk analysis includes, but is not limited to, discussions with third party municipal credit analysts and review of the nationally recognized credit rating agency's analysis describing the downgrade.

The Company's evaluation of its investment in state and political subdivisions at December 31, 2013 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

The following table presents the composition of our available-for-sale and held-to-maturity securities portfolio at December 31, 2013 with ranges of maturities and average yields disclosed (dollars in thousands):

Table 9
Investment Securities Portfolio by Expected Maturities

	Available-for-Sale (1)		Held-to-Maturity
	Fair Value	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies:
Due after one year through five years	$478	1.51%	$—	—
Due after five through ten years	1,828	2.58%	—	—
Due after ten years	12,755	3.05%	—	—
	15,061	2.95%	—	—
State and municipals - Tax Exempt: (2)
Due within one year	2,308	7.22%	542	5.70%
Due after one year through five years	102	6.69%	2,847	3.11%
Due after five through ten years	1,708	4.63%	7,511	3.97%
Due after ten years	187,145	5.00%	184,865	4.81%
	191,263	5.03%	195,765	4.76%
State and municipals - Taxable
Due after five through ten years	—	—	507	2.48%
Due after ten years	—	—	25,106	3.26%
	—	—	25,613	3.25%

Corporate debt securities:
Due after one year through five years	1,027	2.33%	11,000	5.23%
Due after five through ten years	7,862	1.26%	5,000	7.63%
	8,889	1.38%	16,000	5.98%

Other debt securities:
Due after five through ten years	—	—	10,000	2.77%
Due after ten years	4,380	1.24%	—	—
	4,380	1.24%	10,000	2.77%

Mortgage-backed securities: (3)
Due after one year through five years	105	6.23%	—	—
Due after five through ten years	5,113	4.14%	—	—
Due after ten years	44,684	3.76%	—	—
	49,902	3.80%	—	—

Equity securities	922	—	—	—
Total investment securities	$270,417	4.48%	$247,378	4.61%

(1)	Yields for available-for-sale securities are calculated based on the amortized cost of the securities.

(2)	Yields on tax-exempt investment securities are calculated on a taxable-equivalent basis using a blended income tax rate of 38.55%.

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

Loans

Total portfolio loans increased by 11.9% from December 31, 2012 to $2.28 billion as of December 31, 2013. Our non-covered loan portfolio increased by 16.9% to $2.09 billion as of December 31, 2013, as compared to $1.79 billion at December 31, 2012. The increase has primarily been due to the loans acquired from Randolph, as well as organic growth in commercial real estate, commercial construction and residential mortgage loans, as the economic outlook in the Company’s markets continues to improve.

Our covered loan portfolio decreased by 24.6% from December 31, 2012 to $187.7 million at December 31, 2013, reflecting normal repayments, charge-offs and foreclosures. The covered loan portfolio will continue to decline over the terms of the loss-share agreements. Covered loans include all loans covered under loss-share agreements from FDIC-assisted acquisitions and, as such, have significant loss protection.

The following table presents the composition of our loan portfolio at December 31, 2013, 2012, 2011, 2010 and 2009 (dollars in thousands):

Table 10
Loan Portfolio Composition

	2013		2012		2011		2010		2009
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Non-covered (1):
Commercial real estate	$1,236,204	54.3%	$1,034,686	50.8%	$722,826	42.3%	$557,546	37.0%	$449,344	41.6%
Commercial construction	226,229	9.9%	183,747	9.0%	175,710	10.3%	170,052	11.3%	183,563	17.0%
Commercial and industrial	163,020	7.2%	150,870	7.4%	124,479	7.3%	111,650	7.4%	113,705	10.5%
Leases	16,137	0.7%	13,209	0.7%	12,806	0.7%	10,983	0.7%	12,219	1.1%
Residential construction	32,418	1.4%	34,514	1.7%	25,740	1.5%	29,944	2.0%	50,172	4.7%
Residential mortgage	402,899	17.7%	359,260	17.7%	317,949	18.6%	308,566	20.4%	257,518	23.9%
Consumer and other	11,949	0.5%	10,042	0.5%	9,940	0.6%	10,097	0.7%	12,658	1.2%
Total non-covered	2,088,856	91.7%	1,786,328	87.8%	1,389,450	81.3%	1,198,838	79.5%	1,079,179	100.0%

Covered:
Commercial real estate	96,452	4.2%	114,757	5.6%	135,242	7.9%	120,053	8.0%	—	0.0%
Commercial construction	18,331	0.8%	33,447	1.6%	51,426	3.0%	62,879	4.2%	—	0.0%
Commercial and industrial	5,919	0.3%	10,898	0.5%	16,402	1.0%	24,903	1.6%	—	0.0%
Residential construction	16	0.0%	215	0.1%	3,992	0.2%	2,402	0.1%	—	0.0%
Residential mortgage	65,024	2.9%	87,015	4.3%	109,058	6.4%	94,701	6.3%	—	0.0%
Consumer and other	1,919	0.1%	2,598	0.1%	3,913	0.2%	4,404	0.3%	—	0.0%
Total covered	187,661	8.3%	248,930	12.2%	320,033	18.7%	309,342	20.5%	—	0.0%
Total portfolio loans	$2,276,517	100.0%	$2,035,258	100.0%	$1,709,483	100.0%	$1,508,180	100.0%	$1,079,179	100.0%

(1)	Amount includes $384.0 million, $347.2 million and $31.7 million of acquired, noncovered loans as of December 31, 2013, 2012 and 2011, respectively.

The following table presents the scheduled maturities of the Company's portfolio loans at December 31, 2013 (dollars in thousands):

Table 11
Loan Portfolio by Contractual Maturities

	Due within one year	Due after one year but within five years	Due after five years	Total
By loan type:
Commercial real estate	$265,612	$789,983	$277,061	$1,332,656
Commercial construction	71,613	144,442	28,505	244,560
Commercial and industrial	91,173	74,375	3,391	168,939
Leases	1,829	14,308	—	16,137
Residential construction	30,264	1,549	621	32,434
Residential mortgage	78,647	156,225	233,051	467,923
Consumer and other	6,874	4,834	2,160	13,868
Total portfolio loans	$546,012	$1,185,716	$544,789	$2,276,517

By interest rate type:
Fixed interest rate	$263,673	$878,341	$329,679	$1,471,693
Variable interest rate	282,339	307,375	215,110	804,824
Total portfolio loans	$546,012	$1,185,716	$544,789	$2,276,517

During the year ended December 31, 2013, excluding loans acquired from Randolph, there were increases in our non-covered commercial construction and commercial real estate portfolios of 18.3% and 13.5%, respectively. Increases in our commercial real estate portfolio have been primarily in commercial retail centers (both anchored and shadow-anchored), hotels and multi-family properties. Our commercial real estate portfolio has increased during 2013 as a result of our further penetration into the major metropolitan areas, particularly Raleigh and Charlotte, as well as expanding our customer base to include larger commercial real estate investors that have access to multiple sources of funding. We will continue our efforts to diversify and replace Acquisition, Development and Construction (“ADC”) exposures and replace these exposures with high quality income producing commercial real estate.

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

Real Estate Loans

Real estate loans are made for purchasing and refinancing 1-4 family, multi-family and commercial properties. Commercial real estate loans totaled $1.33 billion and $1.15 billion at December 31, 2013 and 2012, respectively, with $96.5 million and $114.8 million, respectively, covered under loss-share agreements. Including loans covered under loss-share agreements, commercial real estate comprises 58.5% of the loan portfolio as of December 31, 2013, an increase from 56.5% as of December 31, 2012. This lending involves loans secured principally by commercial buildings for office, retail centers and, by a lesser extent, storage and warehouse space. Generally in underwriting commercial real estate loans, we require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk as payments on such loans are often dependent on successful operation or management of the properties.

We offer fixed and adjustable rate options and provide customers access to long-term conventional real estate loans through our mortgage loan department which makes secondary market conforming loans that are originated with a commitment from a correspondent financial institution to purchase the loan within 30 days of closing. Residential real estate loans amounted to $467.9 million and $446.3 million at December 31, 2013 and 2012, respectively. Our residential mortgage loans are generally secured by properties located within our market area. At December 31, 2013 and 2012, residential real estate loans covered under loss-share agreements totaled $65.0 million and $87.0 million, respectively. Including loans covered under loss-share agreements, residential real estate comprises 20.6% of the loan portfolio as of December 31, 2013, a decrease from 21.9% as of December 31, 2012.

Many of the residential mortgage loans that we make are originated for the account of third parties. Such loans are classified as loans held for sale in the financial statements. At December 31, 2013 and 2012, loans held for sale amounted to $30.9 million and $57.4 million, respectively. We receive fees for each such loan originated, with such fees aggregating $9.0 million for the year ended December 31, 2013 and $6.2 million for the year ended December 31, 2012. We will continue to be an active originator of residential loans for the account of third parties. We do not originate sub-prime mortgages, unless through a correspondent who has full underwriting authority. In these cases, since we are not involved in the credit decision, there is limited exposure to defaults and buy back provisions.

Real Estate Construction Loans

Real estate loans are made for constructing 1-4 family and multi-family residential properties, the acquisition and development of land for the purpose of providing residential and commercial lots for sale, and the construction of commercial properties. During the construction period we primarily offer a variable rate option, typically with an interest rate floor. Once construction has been completed, we provide customers with variable and fixed rate options for the term financing phase based on the needs of the customer. At December 31, 2013 and 2012, the real estate construction loan portfolio was $277.0 million and $251.9 million, respectively, with $18.3 million and $33.7 million, respectively, of loans covered under loss-share agreements. Including loans covered under loss-share agreements, real estate construction comprises 12.2% of the loan portfolio as of December 31, 2013, a decrease from 12.4% as of December 31, 2012. Activity related to real estate construction loans not covered under loss-share agreements included the following activity for the year ended December 31, 2013 (amounts in millions):

	Balance at December 31, 2012	Acquired	Net Change	Balance at December 31, 2013
Commercial construction	$83.2	$0.3	$47.2	$130.7
Acquisition and development	15.4	0.0	(7.7)	7.7
Residential construction	29.7	2.6	0.1	32.4
1-4 family buildable lots	31.0	0.6	(10.1)	21.5
Commercial buildable lots	17.2	0.0	(5.4)	11.8
Land held for development	24.5	7.9	0.0	32.4
Raw/Agricultural land	17.3	0.0	4.8	22.1

Management closely monitors residential real estate, specifically our ADC loans, since these loans are generally considered most vulnerable to economic downturns. We attempt to mitigate this risk by employing experienced real estate lenders, providing real estate underwriting standards within the Credit Policy Manual, performing ongoing credit reviews and, engaging vendors to provide real estate updates and trends for communities in which we have credit exposure. Most residential construction loans to homebuilders require full personal guarantees from the principals of the borrowing entity and maturities are typically limited to 12 months. Further, commercial residential construction loans are typically structured with limits to the number of speculative construction starts per community, as well as monitoring of absorption rates and sales trends on an ongoing basis. Trends within our real estate portfolio have followed the general trends within our markets. During 2013, we have seen continued improvement in average time houses are on the market for sale and continued improvement in the levels of housing inventory available for sale. We have also seen signs of stabilization in average home prices in our market.

Commercial Loans

Commercial business lending is a major focus of our lending activities. At December 31, 2013, our commercial and industrial loan portfolio equaled $168.9 million, or 7.4% of total portfolio loans, as compared with $161.8 million, or 7.9% of total portfolio loans, at December 31, 2012. At December 31, 2013, commercial and industrial loans covered under loss-share agreements totaled $5.9 million, as compared with $10.9 million at December 31, 2012. Commercial and industrial loans and leases include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. We also make term commercial loans secured by real estate, which are categorized as real estate loans. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, we require personal guarantees and secondary sources of repayment.

Consumer and Other Loans

Consumer and other loans include home equity lines of credit, automobile loans, boat and recreational vehicle financing and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, because the collateral often consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. We attempt to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss. Consumer and other loans amounted to $13.9 million, or less than 1% of the total loan portfolio as of December 31, 2013, and $12.6 million, or less than 1% of the total loan portfolio, at December 31, 2012.

Asset Quality

We consider asset quality to be of primary importance, and employ a formal internal loan review process to ensure adherence to our lending policy as approved by our Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. Each loan risk grade corresponds to an estimated default probability. In addition, as a given loan's credit quality improves or deteriorates, it is Credit Administration's and the Lender’s responsibility to change the borrower's risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management's estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. Our policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses. Management continues to monitor underwriting guidelines and procedures and rewrite loan policies, along with enhancing the internal loan review function, to continue to address the changing risk of our loan portfolio.

Nonperforming Assets

Our nonperforming assets, which consist of loans past due 90 days or more, real estate acquired in the settlement of loans and loans in nonaccrual status, decreased to $88.5 million, or 2.74% of total assets, at December 31, 2013 from $121.3 million, or 3.93% of total assets, at December 31, 2012. Included in nonperforming assets are $42.5 million and $70.1 million covered under loss-share agreements at December 31, 2013 and 2012, respectively. Excluding assets covered by loss-share agreements, nonperforming assets decreased from $51.3 million, or 1.82% of assets not covered under loss-share agreements at December 31, 2012, to $45.9 million, or 1.52% of assets not covered under loss-share agreements, at December 31, 2013.

The following table summarizes total nonperforming assets for the past five years (dollars in thousands):

Table 12
Nonperforming Assets

	December 31,
	2013	2012	2011	2010	2009
Nonaccrual loans:
Not covered by loss-share agreements	$17,114	$22,442	$19,443	$26,224	$19,050
Covered by loss-share agreements	23,745	46,981	67,854	64,753	—
90 days or more past due:
Not covered by loss-share agreements	—	—	—	44	—
Covered by loss-share agreements	—	—	5,425	4,554	—
Other real estate owned:
Not covered by loss-share agreements	28,833	28,811	20,927	23,912	14,325
Covered by loss-share agreements	18,773	23,102	47,577	15,825	—
Total nonperforming assets	$88,465	$121,336	$161,226	$135,312	$33,375
Total nonperforming assets not covered by loss-share agreements	$45,947	$51,253	$40,370	$50,180	$33,375

Total nonperforming assets to total assets	2.74%	3.93%	6.57%	6.29%	2.04%
Total nonperforming assets to total assets (not covered by loss share)	1.52%	1.82%	1.93%	2.75%	N/A

Total nonperforming loans to total portfolio loans	1.79%	3.41%	5.42%	6.34%	1.77%
Total nonperforming loans to total portfolio loans (not covered by loss share)	0.82%	1.26%	1.40%	2.19%	N/A

Troubled debt restructurings not included in above	$16,770	$35,889	$41,515	$5,107	$4,168

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

At December 31, 2013, we had $40.9 million in nonaccrual loans, a decrease of 41.1% from $69.4 million at December 31, 2012. The amounts of nonaccrual loans covered under loss-share agreement were $23.7 million and $47.0 million at December 31, 2013 and 2012, respectively. During 2013, $45.6 million of loans were placed in nonaccrual status, which was offset by $27.1 million moved to OREO, $14.8 million in payments and $11.1 million returned to accrual status. The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual was $5.3 million, $6.9 million and $6.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. There were no loans 90 days past due and still accruing interest at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, there were $47.6 million and $51.9 million, respectively, in assets classified as OREO, with $18.8 million and $23.1 million, respectively, covered under loss-share agreements. The carrying values of other real estate owned represent the lower of the carrying amount or fair value less costs to sell. The Company sold $32.8 million of OREO properties during the year ended December 31, 2013, which was offset by $31.3 million of additions to OREO. These additions include $4.2 million of OREO acquired from Randolph. For the year ended December 31, 2013, the Company recorded valuation adjustments of $4.2 million, a decrease from valuation adjustments of $7.1 million for the year ended December 31, 2012.

The following is a summary of OREO at December 31, 2013 and 2012 (dollars in thousands):

Table 13
Other Real Estate Owned

	2013	2012
Covered under loss-share agreements:
Residential 1-4 family properties	$8,578	$7,897
Multifamily properties	22	303
Commercial properties	4,035	5,226
Construction, land development and other land	6,138	9,676
	18,773	23,102
Not covered under loss-share agreements:
Residential 1-4 family properties	2,202	2,185
Multifamily properties	—	—
Commercial properties	7,584	7,882
Construction, land development and other land	19,047	18,744
	28,833	28,811
Total other real estate owned	$47,606	$51,913

Troubled debt restructurings ("TDRs") are modified loans in which a concession is provided to a borrower experiencing financial difficulties. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in nonaccrual loans, whereas accruing TDRs are excluded from nonaccrual loans as it is probable that all contractual principal and interest due under the restructured terms will be collected. We accrue interest on TDRs at the restructured interest rate when management anticipates that no loss of original principal will occur. TDRs were $18.8 million as of December 31, 2013, of which $2.9 million was covered under loss-share. Of the $18.8 million of TDRs, $16.8 million are performing under the terms of the restructured agreements, as compared to $44.9 million of TDRs as of December 31, 2012, of which $35.9 million were performing under the terms of the restructured agreements. The decrease in performing TDRs from December 31, 2012 was primarily due to a significant amount of restructurings that are no longer required to be reported as TDRs due to contractual performance over the passage of time. For additional information on nonaccruals, past dues and TDRs, see Note 6 to the accompanying Consolidated Financial Statements.

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least monthly. In addition, on a monthly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations. In addition to our history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2013 or 2012.

Management uses the risk-grading program, as described under "Asset Quality," to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and a sample of these grades are tested by an independent third-party credit review specialist. The testing program includes an evaluation of a sample of new loans, large loans, loans that are identified as having potential credit weaknesses, loans past due 90 days or more and still accruing, and nonaccrual loans. We strive to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. Generally, we do engage in significant lease financing, highly leveraged transactions or loans to customers domiciled outside the United States.

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

Acquired loans are recorded at fair value as of the loan's acquisition date and allowances are recorded for post-acquisition credit quality deterioration. Subsequent to the acquisition date, recurring analyses are performed on the credit quality of acquired loans to determine if expected cash flows have changed. Based upon the results of the individual loan reviews, revised impairment amounts are calculated which could result in additional allowance for loan losses.

A loan is considered to be impaired under GAAP when, based upon current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan. The Company calculates a specific reserve for each loan that has been deemed impaired, which include commercial loans 90 days or more past due, commercial nonaccrual loans above $250,000, and commercial and retail restructurings above $250,000. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate, and/or the value of collateral. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less estimated costs to sell.

Originated commercial and consumer loans not subject to a specific reserve calculation are aggregated by type and the probable loss estimates become the basis for the allowance amount. The loss estimates are based on trends of historical losses, delinquency patterns and various other credit risk indicators. During 2012 and 2011, the economic slowdown, both domestically and globally, caused significant weakness in the local economies, which has weakened many borrowers’ financial condition. During 2013, we noted improvement in our markets, particularly in the large metropolitan areas. Based upon the generally favorable trends in economic conditions and reduced loss experience, we reduced the loss estimates used to establish the allowance for commercial real estate and commercial and residential real estate construction loans. We have increased the loss estimates on residential mortgage and consumer loans due to continued elevated levels of losses for these portfolios.

The allowance for loan losses was $32.9 million at December 31, 2013, a decrease of 18.4% from $40.3 million at December 31, 2012. Loan loss reserves to total portfolio loans were 1.44% and 1.98% at December 31, 2013 and December 31, 2012, respectively. The decrease in the allowance for loan losses was primarily driven by a decrease in the reserve required for the covered loan portfolio, which decreased from $15.3 million of reserve at December 31, 2012 to $5.9 million at December 31, 2013.

The reserve for loans not covered under loss-share agreements increased by 7.7% from $25.0 million at December 31, 2012 to $27.0 million at December 31, 2013. This increase in reserve is primarily due to the additional volume of loans acquired from Randolph, as well as organic growth from our continued penetration into key metropolitan markets.

The following table shows the allocation of the allowance for loan losses at the dates indicated (dollars in thousands). The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Table 14
Allocation of the Allowance for Loan Losses

	December 31,
	2013		2012		2011		2010		2009
		% of total		% of total		% of total		% of total		% of total
	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)
Real estate loans	$22,482	68.4%	$26,159	78.4%	$14,847	75.2%	$15,839	71.7%	$11,355	65.6%
Real estate construction loans	6,951	21.1%	10,399	12.4%	11,656	15.0%	5,207	17.6%	3,739	21.6%
Commercial and industrial loans	3,137	9.5%	3,579	7.9%	4,338	8.2%	3,525	9.0%	1,817	10.5%
Consumer and other loans	249	0.8%	137	0.7%	149	0.8%	209	1.0%	208	1.2%
Leases	56	0.2%	18	0.6%	18	0.8%	33	0.7%	190	1.1%
	$32,875	100.0%	$40,292	100.0%	$31,008	100.0%	$24,813	100.0%	$17,309	100.0%

(1)	Allowance for loan losses category as a percentage of total loans by category

Net loan charge-offs for the year ended December 31, 2013 were $20.7 million, which included $11.0 million on loans covered under loss-share agreements and $9.7 million on loans not covered under loss-share agreements. The Company’s share of the covered net loan charge-offs for the year ended December 31, 2013 was $2.2 million, with the remainder being reimbursed by the FDIC. Combined with the $9.7 million of non-covered net charge-offs, the Company incurred $11.9 million in net charge-off losses, or 0.57% of average loans, during the year ended December 31, 2013, compared to $19.5 million in net charge-off losses, or 1.09% of average loans, for the year ended December 31, 2012.

The following table presents information related to the allowance for loan losses for the last five years (dollars in thousands):

Table 15
Analysis of Allowance for Loan Losses

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Beginning balance	$40,292	$31,008	$24,813	$17,309	$13,210
Provision for credit losses:
Non-covered loans	11,636	17,755	16,037	26,382	15,750
Covered loans	552	4,982	2,177	—	—
Change in FDIC indemnification asset	1,084	17,711	8,708	—	—
Net charge-offs on loans covered under loss-share	(10,975)	(14,538)	(3,774)	—	—
Charge-offs on loans not covered under loss-share:
Commercial real estate	(2,814)	(6,338)	(4,827)	(5,038)	(3,171)
Commercial construction	(5,607)	(4,396)	(7,090)	(4,330)	(5,046)
Commercial and industrial	(1,731)	(2,597)	(1,217)	(5,342)	(941)
Leases	—	—	—	(9)	(60)
Residential construction	—	(179)	(943)	(725)	(1,183)
Residential mortgage	(3,510)	(4,285)	(4,052)	(3,624)	(1,262)
Consumer and other	(238)	(126)	(60)	(263)	(204)
Total charge-offs	(13,900)	(17,921)	(18,189)	(19,331)	(11,867)

Recoveries on loans not covered under loss-share:
Commercial real estate	502	715	158	43	4
Commercial construction	2,043	331	300	37	—
Commercial and industrial	1,327	92	555	135	133
Leases	—	—	15	—	—
Residential construction	25	24	14	26	32
Residential mortgage	273	124	176	201	20
Consumer and other	16	9	18	11	27
Total recoveries	4,186	1,295	1,236	453	216
Net charge-offs on loans not covered under loss-share	(9,714)	(16,626)	(16,953)	(18,878)	(11,651)
Ending balance	$32,875	$40,292	$31,008	$24,813	$17,309

Ratios:
Ratio of allowance for loan losses to total portfolio loans	1.44%	1.98%	1.81%	1.65%	1.60%
Ratio of allowance for loan losses to total portfolio loans (non-covered)	1.29%	1.40%	1.89%	1.65%	1.60%
Net charge-offs of portfolio loans to total average loans	0.98%	1.74%	1.33%	1.39%	1.13%
Net charge-offs of portfolio loans to total average loans (non-covered)	0.52%	1.11%	1.34%	1.39%	1.13%

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

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. Total deposits at December 31, 2013 were $2.71 billion, an increase of 1.9% from total deposits of $2.66 billion as of December 31, 2012. This increase was primarily due to deposits acquired from Randolph, offset by the Company’s decision to utilize excess liquidity and the acquired securities portfolios to repay higher cost deposits as they matured, as well as aggressively reducing time deposit rates. Wholesale deposits were 32.8% of total deposits at December 31, 2013, an increase compared to 30.5% as of December 31, 2012. Transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased $127.2 million, or 8.5%, over the past twelve months. At December 31, 2013, time deposits were 40.0% of total deposits, compared to 43.7% at December 31, 2012.

The following is our average deposits for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

Table 16
Average Deposits

	2013		2012		2011
	Average amount	Average interest rate	Average amount	Average interest rate	Average amount	Average interest rate
Demand deposits	$1,111,328	1.36%	$941,070	1.51%	$814,518	1.42%
Savings deposits	86,630	0.24%	56,881	0.47%	36,564	0.44%
Time deposits	1,038,088	1.05%	1,004,644	1.50%	919,024	1.94%
Total interest-bearing deposits	2,236,046	1.17%	2,002,595	1.48%	1,770,106	1.67%
Noninterest-bearing deposits	290,765	—%	188,569	—%	125,969	—%
Total deposits	$2,526,811	1.04%	$2,191,164	1.35%	$1,896,075	1.56%

The following is our maturities of time deposits of $100,000 or more as of December 31, 2013 (dollars in thousands):

Table 17
Maturities of Time Deposits of $100,000 or More

	3 months or less	Over 3 months to 6 months	Over 6 months to 12 months	Over 12 months	Total
Time deposits of $100,000 or more	$253,692	$180,361	$167,766	$209,392	$811,211

Time deposits of $100,000 or more represented 30.0% and 29.8%, respectively, of our total deposits at December 31, 2013 and 2012.

Borrowings

Short-term borrowings at December 31, 2013 were $125.6 million, an increase of 287.8% from $32.4 million at December 31, 2012. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, federal funds purchased from correspondent banks, securities sold under repurchase agreements and an unsecured revolving line of credit. The increase in short-term borrowings was primarily due to an increase in overnight FHLB advances that were used to repay higher cost deposits as they matured. The Company intends to reduce the level of overnight funding during the first quarter of 2014.

As an additional source of short-term borrowings, we utilize securities sold under agreements to repurchase, with balances outstanding of $27.2 million and $30.3 million at December 31, 2013 and 2012, respectively. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government agency sponsored mortgage-backed securities or securities issued by local governmental municipalities.

At December 31, 2013, long-term debt outstanding totaled $103.7 million, an increase of 17.6% compared to $88.2 million outstanding at December 31, 2012. The increase is primarily due the Company entering into a $30.0 million term loan in 2013 to redeem $31.3 million of its Series A preferred stock.

BNC uses advances from the FHLB under a line of credit equal to 30% of BNC’s total assets, subject to qualifying collateral being pledged. Outstanding advances totaled $148.4 million and $62.0 million at December 31, 2013 and 2012, respectively. These advances are secured by a blanket-floating lien on qualifying first mortgage loans, equity lines of credit, certain commercial real estate loans, and certain government agency sponsored mortgage-backed securities pledged to the FHLB. At December 31, 2013, we had $232.6 million additional borrowing capacity that was secured. A more detailed analysis of FHLB advances is presented in Note 12 and Note 13 to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

BNC also has the ability to borrow funds from the Federal Reserve of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. As of December 31, 2013, we had approximately $152.5 million in borrowing capacity available under these arrangements with no outstanding balances for 2013 or 2012. In addition, BNC may purchase federal funds through unsecured federal funds guidance lines of credit totaling $55.0 million as of December 31, 2013. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

Capital Resources

We are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2013, 2012 and 2011, we exceeded all regulatory capital requirements to be considered “well capitalized” as such terms are defined in applicable regulations. Our capital adequacy ratios at December 31, 2013, 2012 and 2011 are set forth below:

Table 18
Capital Adequacy Ratios

	"Well Capitalized" minimum	2013	2012	2011
BNC Bancorp:
Total capital (to risk weighted assets)	10.00%	11.57%	13.80%	11.19%
Tier 1 capital (to risk weighted assets)	6.00%	10.33%	12.67%	9.65%
Tier 1 capital (to average assets)	5.00%	8.12%	9.65%	7.13%

Bank of North Carolina:
Total capital (to risk weighted assets)	10.00%	12.66%	13.91%	11.51%
Tier 1 capital (to risk weighted assets)	6.00%	11.41%	12.77%	9.99%
Tier 1 capital (to average assets)	5.00%	8.96%	9.71%	7.38%

Asset/Liability Management

Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments to movements in interest rates. The Company’s results of operations are largely dependent on its net interest income and its ability to manage interest rate risk. Net interest income is susceptible to interest rate risk when interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. An increase in market rates would have a negative effect on net interest income if interest-bearing liabilities reprice faster than interest-earning assets. Conversely, if interest-earning assets reprice more quickly than interest-bearing liabilities, an increase in market rates could improve net interest income. The Company monitors its position of rate-sensitive assets and liabilities on a regular basis in order to stabilize net interest income and preserve capital in several different scenarios of interest rate movements. The goal is to control exposure to changing rates within the guidelines set by management and the Board of Directors, while maintaining an acceptable balance between the level of risk and current earnings. The Company maintains and complies with an asset/liability management policy that provides these guidelines for controlling exposure to interest rate risk.

The Company uses simulation analysis to calculate the income effect and economic value of assets, liabilities, and equity at current and forecasted rate environments, as well as hypothetical increases or decreases in interest rates at one percent intervals. The model uses estimated cash flows based on embedded options, prepayments, early withdrawals, and weighted average contractual rates and maturities. To calculate economic value, the model also uses discount rates that are equal to the current market rate of similar financial instruments. The economic values of longer-term fixed-rate instruments are generally more sensitive to changes in interest rates, whereas the values of adjustable- or variable-rate instruments are valued based on next contractual interest rate repricing and are generally less sensitive to interest rate movements, subject to rate caps and floors.

The model results are also driven by key assumptions, which are based on historical data as well as anticipated future needs of the Company. These assumptions include prepayments on loan and loan-backed assets, cash flows and maturities of other investment securities, and loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. However, the model is consistently monitored through back-testing, which compares the results of the net interest income forecasts with actual financial results of previous periods, in order to ensure modeling assumptions remain relevant.

The Company utilizes a third-party vendor to perform its interest rate risk analysis on at least a quarterly basis, and has more recently added internal modeling capabilities in order to increase model utilization for both regulatory and strategic purposes.

The following table presents a summary of the Company’s interest rate risk as measured by estimated changes in net interest income in various interest rate environments. This particular analysis assumes instantaneous and parallel rate shocks, which are measured in 100 basis point increments from base case. Other analyses are performed on an ongoing basis that may include gradual or rapid changes in interest rates, yield curve twists, and changes in assumptions about customer behavior in various rate scenarios.

Table 19
Net Interest Income at Risk

Change in interest rates (basis points)	Estimated change in net interest income at December 31, 2013
-100	-0.36%
+100	-3.30%
+200	-4.58%
+300	-5.33%
+400	-6.22%

In addition to measuring interest rate risk in the short-term (as measured by net interest income volatility), the Company also examines changes in economic value of equity, which is a measure of long-term interest rate risk currently embedded in the balance sheet. This analysis takes into account all cash flows over the estimated remaining life of all balance sheet positions and is measured at a point in time. As with the net interest income simulation model, net economic value analysis is based on key assumptions about the timing and variability of balance sheet cash flows. The following table represents a summary of the Company’s interest rate risk as measured by estimated changes in economic value of equity in parallel rate shocks of 100 basis point increments.

Table 20
Economic Value of Equity

Change in interest rates (basis points)	Estimated change in economic value of equity at December 31, 2013
-100	-2.73%
+100	-2.12%
+200	-4.88%
+300	-11.85%
+400	-17.38%

The Company’s interest rate risk management strategy involves the use of interest rate derivatives. Interest rate swaps are used to hedge the repricing characteristics of certain liabilities as to mitigate adverse effects on net interest margin and cash flows from changes in interest rates. The interest rate swaps are designated as cash flow hedges, with changes in market value classified through Accumulated Other Comprehensive Income. These derivative instruments add stability to interest expense, modify the duration of specific liabilities, and manage the Company’s exposure to interest rate movements.

Additionally, the Company executes derivative instruments in the form of interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those derivatives are immediately hedged by offsetting derivative contracts, such that the Company minimizes net interest rate risk exposure resulting from such transactions.

The Company’s policy limits the potential exposure of net interest income and economic value of equity to a certain percentage change from the base case for each 100 basis point shock in interest rates. While the policy limits exist to establish the maximum amount of risk that management and the Board of Directors will tolerate, management also adheres to a set of internal “target” limits that are significantly lower than those in the policy. These internal limits act as a buffer to help management maintain a comfortable level of risk, while ensuring that changes in simulation results do not approach official policy limits. As of December 31, 2013, both net interest income and economic value of equity simulation results were within both target and policy limits.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, interest-earning deposits in other banks and occasional sales of various assets. These funds are used to make loans and to fund continuing operations. At December 31, 2013, liquid assets totaled $626.2 million, or 19.4% of total assets, compared to $690.4 million, or 22.4% of assets at December 31, 2012.

The liability portion of the balance sheet provides liquidity primarily through various interest-bearing and non-interest-bearing deposit accounts. We may purchase federal funds through unsecured federal funds guidance lines of credit totaling $55.0 million, with no outstanding balance at December 31, 2013. In addition, we have credit availability with the Federal Reserve and FHLB of approximately $588.5 million, with $148.4 million outstanding at December 31, 2013.

Total net cash outflows totaled $125.7 million during 2013, a decrease of $303.9 million from net cash inflows of $178.2 million during 2012. For 2011, net cash inflows totaled $25.7 million. Cash flows provided by operations were $162.9 million in 2013, an increase from $39.5 million provided by operations in 2012. Cash flows used in investing activities were $142.9 million in 2013, a decrease from $149.3 million provided by investing activities during 2012. The decrease was primarily driven by a higher level of investment securities purchased in 2013, as well as a higher level of loan production in 2013. Cash inflows from investing activities for 2012 also included $113.5 million of cash received from acquisitions, as compared to $14.2 million received from acquisitions in 2013. Cash flows used in financing activities were $145.7 million in 2013, a decrease compared to cash flows used in financing activities in 2012 of $10.6 million. The cash flows used in financing activities during 2013 were primarily driven by the repayment of higher cost deposits during 2013 and the redemption of our Series A preferred stock. The net cash outflows from financing activities during 2012 included $68.3 million received from the issuance of convertible preferred stock. The Consolidated Statement of Cash Flows in the accompanying Consolidated Financial Statements provides a detailed analysis of cash from operating, investing and financing activities for each of the years ended December 31, 2013, 2012 and 2011.

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

In the normal course of business, we will have various outstanding contractual obligations that will require future cash outflows. In addition there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. Table 21 in this Item 7, “Contractual Obligations and Other Commitments”, summarizes our contractual obligations and commitments as of December 31, 2013.

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

Off-Balance Sheet Risk – Contractual Obligations and Commitments

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on our consolidated balance sheets. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. We do not expect that all such commitments will fund. See Note 18 to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

In addition, we have entered into certain contractual obligations and other commitments, including leasing arrangements, to support our ongoing activities and commitments related to funding of our operations through deposits or borrowings. See Note 8, Note 11, Note 12 and Note 13, respectively, in Item 8 of Part II of this Form 10-K for further details on leases, deposits and borrowings.

The required payments under such commitments at December 31, 2013 are shown in the following table (dollars in thousands):

Table 21
Contractual Obligations and Other Commitments

	Total	Less than one year	One to three years	Three to five years	After five years
Contractual obligations:
Short-term borrowings	$125,592	$125,592	$—	$—	$—
Long-term debt	103,688	—	6,100	53,875	43,713
Time deposits	1,082,799	819,571	203,309	52,337	7,582
Operating leases	16,668	2,776	4,622	3,849	5,421
Total contractual obligations	$1,328,747	$947,939	$214,031	$110,061	$56,716

Commitments:
Lines of credit and loan commitments	$377,021	$152,403	$38,246	$70,619	$115,753
Letters of credit	7,926	6,782	1,144	—	—
Unfunded commitments for unconsolidated investments	7,450	7,450	—	—	—
Total commitments	$392,397	$166,635	$39,390	$70,619	$115,753

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

The Company utilizes derivative financial instruments, including interest rate swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. These derivative positions are recorded at fair value on the Company’s consolidated balance sheet and, due to the matched nature of these derivative instruments, changes in fair value do not impact the Company’s earnings. At December 31, 2013 and 2012, the Company had notional amounts of $31.2 million and $18.0 million, respectively, on interest rate contracts with corporate customers and in offsetting interest rate contracts with another financial institution to mitigate the Company’s rate exposure on its corporate customers’ contracts.

Although off-balance sheet derivative financial instruments do not expose us to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. We minimize such risk by evaluating the creditworthiness of the counterparties and consistently monitoring these agreements. The counterparties to these agreements are primarily large commercial banks and investment banks. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2013 and 2012, our derivatives reflected a $1.4 million gain and a $6.3 million loss, net of tax, in accumulated other comprehensive income, respectively.

Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. As of December 31, 2013, we had no indexed amortizing swaps outstanding. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. We consider such risk to be insignificant due to the relatively small derivative positions we hold. A discussion of derivatives is presented in Note 9 to the accompanying Consolidated Financial Statements, which are presented under Item 8 of Part II in this Form 10-K.

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

Table 22
Quarterly Financial Information
(dollars in thousands, except share and per share data)

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
Operating Data:
Total interest income	$37,836	$34,008	$33,675	$33,151	$32,224	$27,814	$26,298	$27,179
Total interest expense	7,964	7,372	7,364	7,363	8,119	8,063	8,142	8,567
Net interest income	29,872	26,636	26,311	25,788	24,105	19,751	18,156	18,612
Provision for loan losses	2,435	3,350	2,288	4,115	5,520	3,708	8,330	5,179
Net interest income after provision for loan losses	27,437	23,286	24,023	21,673	18,585	16,043	9,826	13,433
Non-interest income	5,178	5,824	5,602	6,202	10,394	5,253	11,682	5,809
Non-interest expense	28,628	22,430	23,759	23,116	24,871	20,399	19,177	17,825
Income before income tax expense (benefit)	3,987	6,680	5,866	4,759	4,108	897	2,331	1,417
Income tax expense (benefit)	716	1,650	1,199	480	(940)	(492)	40	(308)
Net income	3,271	5,030	4,667	4,279	5,048	1,389	2,291	1,725
Less preferred stock dividends and discount accretion	—	—	531	529	601	601	601	601
Net income available to common shareholders	$3,271	$5,030	$4,136	$3,750	$4,447	$788	$1,690	$1,124

Per Share Data:
Basic earnings per share	0.12	0.19	0.16	0.14	0.19	0.04	0.13	0.11
Diluted earnings per share	0.12	0.19	0.16	0.14	0.19	0.04	0.13	0.11
Cash dividends declared	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05

Balance Sheet Data:
Loans not covered by loss-share	$2,088,856	$1,898,243	$1,829,659	$1,793,358	$1,786,328	$1,631,004	$1,475,708	$1,417,529
Loans covered by loss-share	187,661	201,799	219,282	237,791	248,930	269,388	284,579	307,097
Allowance for loan losses	(32,875)	(32,358)	(32,859)	(38,148)	(40,292)	(34,823)	(40,856)	(36,722)
Net loans	2,243,642	2,067,684	2,016,082	1,993,001	1,994,966	1,865,569	1,719,431	1,687,904
Investment securities	517,795	500,449	466,079	476,982	456,344	360,678	334,382	342,739
Total assets	3,229,576	2,968,709	2,929,636	2,929,191	3,083,788	2,711,173	2,442,815	2,408,890
Deposits:
Non-interest bearing	324,532	299,670	275,984	267,458	275,605	207,928	180,238	162,857
Interest bearing demand and savings	1,299,399	1,172,512	1,152,779	1,171,484	1,221,089	1,067,855	960,597	956,784
Time deposits	1,082,799	963,679	999,552	1,069,207	1,159,615	1,033,304	948,658	996,831
Total deposits	2,706,730	2,435,861	2,428,315	2,508,149	2,656,309	2,309,087	2,089,493	2,116,472
Total borrowings	227,101	256,554	227,697	117,774	120,555	136,895	106,184	117,844
Shareholders' equity	271,330	257,793	254,445	284,055	282,244	252,180	237,539	165,363

Fourth Quarter Results

Net income for the quarter ended December 31, 2013 was $3.3 million, a decrease of 35.2% compared to net income of $5.0 million for the quarter ended December 31, 2012. Net income available to common shareholders for the quarter ended December 31, 2013 was $3.3 million, or $0.12 per diluted share, a decrease of 26.4% compared to net income available to common shareholders of $4.4 million, or $0.19 per diluted share, for the fourth quarter of 2012. The financial results for the quarter ended December 31, 2013 include the impact of the acquisition of Randolph, which was completed on October 1, 2013, while the results for the quarter ended December 31, 2012 include $5.0 million of pre-tax bargain purchase gain the Company recorded on the acquisition of First Trust.

FTE net interest income for the fourth quarter of 2013 was $31.8 million, an increase of 24.1% from $25.6 million for the fourth quarter of 2012. FTE net interest margin was 4.39% for the fourth quarter of 2013, an increase of 30 basis points from 4.09% for the fourth quarter of 2012.

Average interest-earning assets were $2.88 billion for the fourth quarter of 2013, an increase of 15.4% from $2.50 billion for the fourth quarter of 2012. The increase in average interest-earning assets from 2012 is primarily due to the full year impact of interest-earning assets acquired from Carolina Federal, KeySource and First Trust during 2012, interest-earning assets acquired from Randolph during the fourth quarter of 2013, along with continued loan growth in our markets and an increase in our investment securities portfolio.

The Company’s average yield on interest-earning assets was 5.48% for the fourth quarter of 2013, an increase of 10 basis points from 5.38% for the fourth quarter of 2012. The increase from the fourth quarter of 2012 was primarily due to higher loan accretion from the acquired loan portfolio, as well as the addition of higher yielding loans acquired from First Trust and Randolph. Loan accretion during the fourth quarter of 2013 totaled $4.2 million, an increase of 36.4% from $3.1 million of accretion recorded in the fourth quarter of 2012.

Average interest-bearing liabilities were $2.56 billion for the fourth quarter of 2013, an increase of 11.6% from $2.30 billion for the fourth quarter of 2012. The increase in average interest-bearing liabilities from 2012 is primarily due to the full year impact of the acquisitions of Carolina Federal, KeySource and First Trust during 2012, increased borrowings during fiscal year 2013 and the acquisition of Randolph, offset by the Company’s use of excess liquidity to primarily repay wholesale and non-core deposits as they matured.

The Company’s average cost of interest-bearing liabilities was 1.23% for the fourth quarter of 2013, a decrease of 18 basis points from 1.41% for the fourth quarter of 2012. The decrease was due to the Company’s continued effort to reduce exposure to higher cost deposit products, as well as lower interest rates paid on borrowings, which was offset by continued increases in cash flow hedging expense. For the fourth quarter of 2013, cash flow hedging expenses totaled $2.7 million, compared to $2.1 million for the fourth quarter of 2012.

Non-interest income was $5.2 million for the fourth quarter of 2013, a decrease of 50.2% from $10.4 million for the fourth quarter of 2012. Adjusted non-interest income was $5.2 million for the fourth quarter of 2013, an increase of 8.3% from $4.8 million for the fourth quarter of 2012. Adjusted non-interest income excludes bargain purchase gain on acquisition, acquisition-related gains (includes income related to the subsequent settlement of a liability assumed in an acquisition) and gain (loss) on sale of securities.

Non-interest expense was $28.6 million for the fourth quarter of 2013, an increase of 15.1% from $24.9 million for the fourth quarter of 2012. Excluding transaction-related costs, adjusted non-interest expense for the fourth quarter of 2013 was $24.7 million, an increase of 5.5% from $23.5 million for the fourth quarter of 2012. Transaction-related costs include legal and professional fees, personnel costs, data processing expenses, and other miscellaneous expenses directly attributable to the transaction. The decrease from the fourth quarter of 2012 was primarily due to a reduction in valuation charges recorded on OREO and reduced loan, foreclosure and collection expenses.

During the fourth quarter of 2013, the Company recorded a provision for loan losses of $2.4 million, a decrease of 55.9% from $5.5 million recorded during the fourth quarter of 2012. The Company recorded $2.5 million of provision for loan losses on non-covered loans during the fourth quarter of 2013 and a provision reversal of $(0.1) million on loans covered under loss-share.

Net loan charge-offs for the fourth quarter of 2013 were $0.4 million, which included $0.5 million on loans not covered under loss-share agreements and net recoveries of $0.1 million on loans covered under loss-share agreements. The Company incurred $0.5 million in net charge-off losses, which represented 0.08% of average loans for the fourth quarter of 2013, compared to net charge-off losses of $3.8 million, or 0.78% of average loans, for the fourth quarter of 2012. The decrease in net charge-off losses during the fourth quarter of 2013 was due to an increased level of recoveries of previously charged-off loans, both covered under loss-share agreements and not covered.

2012 Compared to 2011

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

Net Interest Income

FTE net interest income was $86.4 million for the year ended December 31, 2012, an increase of $13.6% from the $76.0 million earned in 2011. The increase in net interest income was primarily due to a 14.9% increase in the average balance of portfolio loans, primarily from organic loan growth and our acquisitions of Carolina Federal, KeySource and, to a lesser extent, First Trust during 2012. The increase is also due to a 4.1% increase in average investment securities during 2012, which was due to acquisitions of investment securities due to our enhanced liquidity position in 2012. We also experienced a $41.7 million increase in average interest-earning bank balances, which was due to a significantly higher liquidity position we maintained as a result of the proceeds from our capital raise, as well as cash received from our strategic acquisitions.

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

Average borrowings decreased13.8% to $124.2 million during the year ended December 31, 2012. The decrease was primarily due to the paydown of short-term advances from the FHLB, as well as the maturity of a revolving line of credit during 2012. The paydown was made as a result of our enhanced liquidity position during 2012.

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

Provision for Loan Losses

We recorded a provision for loan losses of $22.7 million for 2012, compared to a provision for loan losses of $18.2 million for 2011. Of the $22.7 million in provision expense for 2012, $17.8 million related to originated non-covered loans, an increase of $1.8 million from provision related to originated non-covered loans of $16.0 million for 2011. The gross covered loan provision totaled $22.7 million for 2012, with $17.7 million recorded through an FDIC indemnification asset and the remaining $5.0 million included in provision for loan losses. This is an increase from gross covered loan provision of $10.9 million for 2011, with $8.7 million recorded through an FDIC indemnification asset and the remaining $2.2 million included in provision for loan losses.

Non-Interest Income

Non-interest income was $33.1 million for 2012, an increase of 59.3% compared to $20.8 million for 2011. Included in non-interest income for 2012 was $12.7 million of acquisition gain from the acquisitions of Carolina Federal and First Trust, $3.0 million of gains on sale of securities, and $2.5 million of income associated with FDIC receivable and related loss-share receipts. Excluding these non-recurring sources of income, non-interest income was $14.9 million for 2012, an increase of 45.6% from $10.3 million in 2011. This increase is due to the increased volume of mortgage originations and SBA loan premiums during 2012. Mortgage fees generated in 2012 increased 176.6% to $6.2 million, compared to mortgage fees of $2.2 million in 2011.

Non-Interest Expense

Non-interest expense was $82.3 million for 2012, an increase of 21.2% compared to $67.9 million for 2011. Included in non-interest expense for 2012 and 2011 were merger and transactional costs totaling $5.2 million and $1.1 million, respectively. These costs included professional fees, contract cancellations, personnel costs, and data processing and system conversion expenses.

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

Income Taxes

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). Management concluded that our internal control over financial reporting was effective as of December 31, 2013, based on the evaluation under the framework in Internal Control – Integrated Framework (1992).

Our independent registered public accounting firm which audited the financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting, which is contained in this Annual Report.

/s/ Richard D. Callicutt II	/s/ David B. Spencer
Richard D. Callicutt II	David B. Spencer
President and Chief Executive Officer	Senior Executive Vice President
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BNC Bancorp
We have audited the accompanying consolidated balance sheets of BNC Bancorp and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BNC Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Cherry Bekaert LLP

Raleigh, North Carolina
March 13, 2014

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollars in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$35,474	$42,989
Interest-earning deposits in other banks	72,916	191,082
Investment securities available-for-sale, at fair value	270,417	341,539
Investment securities held-to-maturity, at amortized cost (fair value of $236,507 and $118,235 at December 31, 2013 and 2012, respectively)	247,378	114,805
Federal Home Loan Bank stock, at cost	10,720	7,604
Loans held for sale	30,899	57,414
Loans:
Covered under loss-share agreements	187,661	248,930
Not covered under loss-share agreements	2,088,856	1,786,328
Less allowance for loan losses	(32,875)	(40,292)
Net loans	2,243,642	1,994,966
Accrued interest receivable	12,955	11,363
Premises and equipment, net	76,126	66,615
Other real estate owned:
Covered under loss-share agreements	18,773	23,102
Not covered under loss-share agreements	28,833	28,811
FDIC indemnification asset	16,886	53,519
Investment in bank-owned life insurance	78,439	70,756
Goodwill and other intangible assets, net	34,966	32,193
Other assets	51,152	47,030
Total assets	$3,229,576	$3,083,788

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$324,532	$275,605
Interest-bearing demand	1,299,399	1,221,089
Time deposits	1,082,799	1,159,615
Total deposits	2,706,730	2,656,309
Short-term borrowings	125,592	32,382
Long-term debt	101,509	88,173
Accrued expenses and other liabilities	24,415	24,680
Total liabilities	2,958,246	2,801,544

Shareholders' Equity:
Preferred stock, no par value, authorized 20,000,000 shares;
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 0 and 31,260 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	30,717
Series B, Mandatorily Convertible Non-Voting Preferred Stock, $10 stated value, 0 and 1,804,566 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	17,161
Common stock, no par value; authorized 60,000,000 shares; 21,310,832 and 20,462,667 shares issued and outstanding at December 31, 2013 and 2012, respectively	168,616	157,541
Common stock, non-voting, no par value; authorized 20,000,000 shares; 5,992,213 and 4,187,647 shares issued and outstanding at December 31, 2013 and 2012, respectively	57,849	40,688
Retained earnings	41,559	30,708
Stock in directors rabbi trust	(3,143)	(3,090)
Directors deferred fees obligation	3,143	3,090
Accumulated other comprehensive income	3,306	5,429
Total shareholders' equity	271,330	282,244
Total liabilities and shareholders' equity	$3,229,576	$3,083,788

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2013, 2012, and 2011
(Dollars in thousands, except per share data)

	2013	2012	2011
Interest Income:
Loans, including fees	$121,704	$98,668	$87,591
Investment securities:
Taxable	4,366	4,808	5,688
Tax-exempt	12,202	9,749	9,946
Interest-earning balances and other	398	290	118
Total interest income	138,670	113,515	103,343
Interest Expense:
Demand deposits	15,282	14,508	11,719
Time deposits	10,898	15,093	17,836
Short-term borrowings	433	338	489
Long-term debt	3,450	2,952	2,876
Total interest expense	30,063	32,891	32,920
Net Interest Income	108,607	80,624	70,423
Provision for loan losses, net	12,188	22,737	18,214
Net interest income after provision for loan losses	96,419	57,887	52,209
Non-Interest Income:
Mortgage fees	8,979	6,169	2,230
Service charges	4,314	3,149	3,190
Earnings on bank-owned life insurance	2,318	1,771	1,688
Gain (loss) on sale of investment securities, net	(42)	3,026	1,202
Bargain purchase gain on acquisition	—	12,706	7,800
Other	7,237	6,317	4,692
Total non-interest income	22,806	33,138	20,802
Non-Interest Expense:
Salaries and employee benefits	52,994	42,200	31,810
Occupancy	6,547	4,965	3,859
Furniture and equipment	5,546	4,241	2,761
Data processing and supplies	3,275	2,773	2,291
Advertising and business development	2,020	1,761	1,733
Insurance, professional and other services	8,392	6,685	4,166
FDIC insurance assessments	2,766	2,166	2,433
Loan, foreclosure and other real estate owned expenses	8,949	10,944	14,072
Other	7,444	6,537	4,739
Total non-interest expense	97,933	82,272	67,864
Income before income tax expense (benefit)	21,292	8,753	5,147
Income tax expense (benefit)	4,045	(1,700)	(1,783)
Net Income	17,247	10,453	6,930
Less preferred stock dividends and discount accretion	1,060	2,404	2,404
Net Income Available to Common Shareholders	$16,187	$8,049	$4,526

Basic earnings per common share	$0.61	$0.48	$0.45
Diluted earnings per common share	$0.61	$0.48	$0.45
Dividends declared and paid per common share	$0.20	$0.20	$0.20

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013, 2012, and 2011
(Dollars in thousands)

	2013	2012	2011

Net income	$17,247	$10,453	$6,930

Other comprehensive income (loss):
Investment securities:
Unrealized holding gain (loss) on investments securities available-for-sale	(15,586)	3,408	14,210
Tax effect	5,961	(1,314)	(5,478)
Reclassification of (gains) losses recognized in net income	42	(3,026)	(1,202)
Tax effect	(16)	1,167	463
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(623)	(538)	(45)
Tax effect	334	207	18
Net of tax amount	(9,888)	(96)	7,966
Cash flow hedging activities:
Unrealized holding gains (losses)	2,704	(593)	(5,376)
Tax effect	(1,042)	229	2,072
Reclassification of losses recognized in net income	9,863	7,940	5,118
Tax effect	(3,760)	(3,061)	(1,972)
Net of tax amount	7,765	4,515	(158)
Total other comprehensive income (loss)	(2,123)	4,419	7,808
Total comprehensive income	$15,124	$14,872	$14,738

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012, and 2011
(Dollars in thousands, except per share data)

	Common stock		Non-voting common stock		Common stock warrants	Preferred stock Series A	Preferred stock Series B	Preferred stock Series B-1	Preferred stock Series C	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	9,053,360	$86,791	—	$—	$2,412	$29,757	$17,161	$—	$—	$22,901	$(1,729)	$1,729	$(6,798)	$152,224
Net income	—	—	—	—	—	—	—	—	—	6,930	—	—	—	6,930
Directors deferred fees	—	—	—	—	—	—	—	—	—	—	(776)	776	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	7,808	7,808
Common stock issued pursuant to:
Exercise of stock options	6,838	52	—	—	—	—	—	—	—	—	—	—	—	52
Stock-based compensation	13,242	373	—	—	—	—	—	—	—	—	—	—	—	373
Dividend reinvestment plan	27,450	205	—	—	—	—	—	—	—	—	—	—	—	205
Cash dividends:
Common stock, $0.20 per share	—	—	—	—	—	—	—	—	—	(1,813)	—	—	—	(1,813)
Preferred stock, net of accretion	—	—	—	—	—	480	—	—	—	(2,404)	—	—	—	(1,924)
Balance, December 31, 2011	9,100,890	87,421	—	—	2,412	30,237	17,161	—	—	25,614	(2,505)	2,505	1,010	163,855
Net income	—	—	—	—	—	—	—	—	—	10,453	—	—	—	10,453
Directors deferred fees	—	—	—	—	—	—	—	—	—	—	(585)	585	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	4,419	4,419
Preferred stock issued, net	—	—	—	—	—	—	—	40,688	27,620	—	—	—	—	68,308
Common stock issued pursuant to:
Exercise of stock options	48,092	286	—	—	—	—	—	—	—	—	—	—	—	286
Income tax benefit	—	17	—	—	—	—	—	—	—	—	—	—	—	17
Shares traded to exercise options	(19,189)	(148)	—	—	—	—	—	—	—	—	—	—	—	(148)
Stock-based compensation	48,098	529	—	—	—	—	—	—	—	—	—	—	—	529
Dividend reinvestment plan	29,443	225	—	—	—	—	—	—	—	—	—	—	—	225
Acquisition of KeySource	1,810,267	13,942	—	—	—	—	—	—	—	—	—	—	—	13,942
Acquisition of First Trust	3,276,101	26,177	—	—	—	—	—	—	—	—	—	—	—	26,177
Conversion of preferred stock	6,168,965	27,620	4,187,647	40,688	—	—	—	(40,688)	(27,620)	—	—	—	—	—
Redemption of common stock warrant	—	1,472	—	—	(2,412)	—	—	—	—	—	—	—	—	(940)
Cash dividends:
Common stock, $0.20 per share	—	—	—	—	—	—	—	—	—	(2,955)	—	—	—	(2,955)
Preferred stock, net of accretion	—	—	—	—	—	480	—	—	—	(2,404)	—	—	—	(1,924)
Balance, December 31, 2012	20,462,667	157,541	4,187,647	40,688	—	30,717	17,161	—	—	30,708	(3,090)	3,090	5,429	282,244
Net income	—	—	—	—	—	—	—	—	—	17,247	—	—	—	17,247
Directors deferred fees	—	—	—	—	—	—	—	—	—	—	(53)	53	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(2,123)	(2,123)
Redemption of preferred stock	—	—	—	—	—	(31,260)	—	—	—	—	—	—	—	(31,260)
Common stock issued pursuant to:
Stock-based compensation	98,334	1,173	—	—	—	—	—	—	—	—	—	—	—	1,173
Dividend reinvestment plan	23,197	260	—	—	—	—	—	—	—	—	—	—	—	260
Conversion of preferred stock	—	—	1,804,566	17,161	—	—	(17,161)	—	—	—	—	—	—	—
Acquisition of Randolph	726,634	9,642	—	—	—	—	—	—	—	—	—	—	—	9,642
Cash dividends:
Common stock, $0.20 per share	—	—	—	—	—	—	—	—	—	(5,336)	—	—	—	(5,336)
Preferred stock, net of accretion	—	—	—	—	—	543	—	—	—	(1,060)	—	—	—	(517)
Balance, December 31, 2013	21,310,832	$168,616	5,992,213	$57,849	$—	$—	$—	$—	$—	$41,559	$(3,143)	$3,143	$3,306	$271,330
See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012, and 2011
(Dollars in thousands)

	2013	2012	2011
Operating activities
Net income	$17,247	$10,453	$6,930
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,188	22,737	18,214
Depreciation and amortization	4,615	2,987	2,309
Amortization of premiums, net	4,483	1,436	502
Amortization of intangible assets	1,176	567	416
Deferred income tax provision (benefit)	3,805	(1,910)	(3,106)
Accretion of fair value purchase accounting adjustments	(16,396)	(8,515)	(7,461)
Bargain purchase gain on acquisition	—	(12,706)	(7,800)
Cash flow hedge expense	9,863	7,940	5,118
Stock-based compensation	1,173	529	373
Deferred compensation	333	605	1,187
Earnings on bank-owned life insurance	(2,318)	(1,771)	(1,688)
Net loss (gain) on sale of investment securities available-for-sale	42	(3,026)	(1,202)
Loss on sale of premises and equipment	109	183	—
Losses on other real estate owned	3,173	6,503	9,655
Gain on sale of loans (mortgage fees)	(8,979)	(6,169)	(2,230)
Origination of loans held for sale	(334,325)	(274,925)	(91,255)
Proceeds from sales of loans held for sale	352,130	233,276	91,942
(Increase) decrease in accrued interest receivable	(792)	1,048	755
Payments received from FDIC under loss-share agreements	34,576	60,216	21,541
(Increase) decrease in other assets	86,326	(477)	(396)
(Decrease) increase in accrued expenses and other liabilities	(5,516)	553	(4,197)
Other operating activities, net	—	—	64
Net cash provided by operating activities	162,913	39,534	39,671
Investing activities
Purchases of investment securities available-for-sale	(97,101)	(92,713)	(80,815)
Purchases of investment securities held-to-maturity	(49,387)	(18,693)	(5,323)
Proceeds from sales of investment securities available-for-sale	18,414	117,381	50,717
Proceeds from maturities and payments of investment securities available-for-sale	49,787	46,386	32,510
Proceeds from maturities and payments of investment securities held-to-maturity	1,313	—	—
(Purchase) redemption of Federal Home Loan Bank stock	(2,486)	2,850	463
Net increase in loans	(99,199)	(44,335)	(157,659)
Purchases of premises and equipment	(8,591)	(12,221)	(10,550)
Proceeds from disposal of premises and equipment	47	283	19
Investment in bank-owned life insurance	(502)	(12,081)	—
Investment in other real estate owned	(2,190)	(2,339)	(1,035)
Proceeds from sales of other real estate owned	32,805	51,353	30,433
Net cash received from acquisitions	14,207	113,466	38,648
Net cash provided by (used in) by investing activities	(142,883)	149,337	(102,592)

Financing activities
Net increase (decrease) in deposits	(208,854)	(15,386)	86,139
Net increase (decrease) in short-term borrowings	76,210	(46,508)	6,004
Net increase (decrease) in long-term-debt	23,786	(11,587)	—
Preferred stock (redeemed) issued , net	(31,260)	68,308	—
Common stock issued from exercise of stock options	—	138	52
Common stock issued pursuant to dividend reinvestment plan	260	225	205
Redemption of common stock warrant	—	(940)	—
Cash dividends paid, net of accretion	(5,853)	(4,879)	(3,737)
Net cash provided by (used in) financing activities	(145,711)	(10,629)	88,663
Net increase (decrease) in cash and cash equivalents	(125,681)	178,242	25,742
Cash and cash equivalents, beginning of period	234,071	55,829	30,087
Cash and cash equivalents, end of period	$108,390	$234,071	$55,829

Supplemental Statement of Cash Flows Disclosure
Interest paid	$30,786	$32,113	33,095
Income taxes paid	1,692	1,549	1,101
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$27,105	$38,569	41,028
Transfer of loans held for sale to loans	19,682	—	—
FDIC indemnification asset increase for losses, net	4,051	31,793	8,721
Transfer of investment securities from available-for-sale to held-to-maturity	86,526	—	85,780

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2013, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION

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

Business Combinations
The Company accounts for its business combinations using the acquisition method of accounting. This method requires the use of fair values in determining the carrying values of the purchased assets and assumed liabilities, which are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Costs directly related to the business combinations are recorded as expenses as they are incurred. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values become available.

Cash and Cash Equivalents
For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash and due from banks and interest-earning deposits in other banks.

Federal regulations require financial institutions to set aside a specified amount as a reserve against transaction accounts and time deposits. At December 31, 2013 and 2012, the Company’s reserve requirement was $8.4 million and $24.8 million, respectively.

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

Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security.

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

The Company classifies all loans and leases past due when the payment of principal and/or interest based upon contractual terms is greater than 30 days delinquent. When commercial loans are placed on nonaccrual status as described below, a charge-off is recorded, as applicable, to decrease the carrying value of such loans to the estimated fair value of the collateral securing the loan. Consumer loans are placed on nonaccrual status at a specified delinquency date consistent with regulatory guidelines. As such, consumer loans are subject to collateral valuation and charge-off, as applicable, when they are moved to nonaccrual status. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, while the accrual of interest income for consumer loans is discontinued when loans reach specific delinquency levels.

Acquired Loans
Acquired loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Loans acquired in FDIC-assisted transactions and covered under loss-share agreements are referred to as “covered loans.”
Acquired loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. For purchased impaired loans, expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows after the acquisition date are recognized immediately through the provision for loan losses. For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the economic life of the loans using a method that approximates the interest method.

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

Loans Held for Sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis and these loans are classified as loans held for sale. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate as determined by outstanding commitments from investors. Upon closing, these loans, together with their servicing rights, are sold to other financial institutions under prearranged terms on a best-efforts basis. Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the principal balance of the loans sold, adjusted for net deferred loan fees or costs. Loan origination and commitment fees, net of certain direct loan origination costs, are deferred as an adjustment to the carrying value of the loan until it is sold. The commitments to sell loans and the commitments to originate loans held for sale at a set interest rate, if originated, are considered derivatives under GAAP. The impact of the estimated fair value adjustment was not significant to the consolidated financial statements.

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

Restructurings
Modifications to a borrower’s debt agreement are considered troubled debt restructurings (“TDRs”) if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, modifications to the terms and conditions of the loan that fall outside of normal underwriting policies and procedures, or a combination of these modifications. Modifications of covered and other acquired loans that are part of a pool accounted for as a single asset are not considered TDRs. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower.

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

Originated Loans

All commercial and retail loans that are originated by the Company are assigned risk grades based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Loans with outstanding balance of $1 million or more, as well as all other loans included in such relationships, are reviewed on an annual basis. Loans with total committed exposure of $250,000 or more that are risk graded as Special Mention or worse, as well as credit relationships with total credit exposure of $500,000 or more that are risk graded Special Mention or worse, are reviewed on a quarterly basis. All other loans are reviewed at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations. The Company calculates a specific reserve for each loan that has been deemed impaired, which include commercial loans 90 days or more past due, commercial nonaccrual loans above $250,000, and commercial and retail restructurings above $250,000. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate, and/or the value of collateral. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less estimated costs to sell.

For acquired loans that are not deemed credit impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance, net of any expected reimbursement under any loss-share agreements, exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the economic life of the loans.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment on an annual basis, or more frequently if an event occurs indicating that goodwill may be impaired. Any impairment of goodwill or other intangibles will be recognized as an expense in the period of impairment. The Company completes the annual goodwill impairment test as of June 30 of each year and the test indicated there was no impairment of goodwill.

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

Derivatives
The Company applies hedge accounting to certain interest rate derivatives entered into for risk management purposes. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, key aspects of achieving hedge accounting are documentation of hedging strategy and hedge effectiveness at the hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting changes in the cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in earnings. The effective portion of changes in the fair value of derivatives designated in a hedge relationship and that qualify as cash flow hedges is recorded in accumulated other comprehensive income, net of tax, and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.

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

Operating Segments
The Company’s operations are managed along two operating segments, consisting of banking operations and mortgage origination. While the chief operating decision maker uses financial information related to these segments to analyze business performance and allocate resources, the mortgage origination segment does not meet the quantitative threshold under GAAP to be considered a reportable segment. As such, these operating segments are aggregated into a single reportable operating segment in the Consolidated Financial Statements. No revenues are derived from foreign countries or from external customers that comprise more than 10% of the Company’s revenues.

Stock Compensation Plans
The Company follows the provisions of the authoritative guidance regarding share-based compensation. This guidance values share-based awards at the grant date fair value and recognizes the expense over the requisite service period.

Recently Adopted and Issued Accounting Standards
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure to clarify that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes to provide guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). The provisions were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists thereby reducing diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments are to be applied prospectively to all unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

NOTE 2 – ACQUISITIONS

Acquisition of Randolph Bank & Trust Company

On October 1, 2013, the Company completed the acquisition of Randolph Bank & Trust Company (“Randolph”) pursuant to the terms of the Agreement and Plan of Merger dated May 31, 2013. Randolph was a commercial bank with approximately $284 million in assets that served small businesses and professionals and operated six branches in the Piedmont-Triad area of North Carolina. This acquisition aligns with the Company’s strategy of growth focused within existing markets.

Randolph shareholders received 0.87 shares of BNC voting common stock for each share of Randolph common stock, or cash in the amount of $10.00 per share. 80% of Randolph common shares were converted into the right to receive BNC voting common stock, while the remaining 20% were converted into the right to receive cash. As part of the closing, Randolph preferred shareholders, including the United States Department of the Treasury (“Treasury”), received cash payments equal to the liquidation value of their preferred shares.

A summary of assets received and liabilities assumed for Randolph, as well as the associated fair value adjustments, are as follows (dollars in thousands):

	As Recorded by Randolph	Fair Value Adjustments		As Recorded by BNC
Assets
Cash and due from banks	$14,207	$—		$14,207
Investment securities available-for-sale	5,082	130	(1)	5,212
Federal Home Loan Bank stock, at cost	630	—		630
Loans	161,220	(6,973)	(2)	154,247
Premises and equipment	4,537	811	(3)	5,348
Accrued interest receivable	800	—		800
Other real estate owned	4,844	(626)	(4)	4,218
Core deposit intangible	—	2,676	(5)	2,676
Other assets	92,289	1,744	(6)	94,033
Total assets acquired	$283,609	$(2,238)		$281,371
Liabilities
Deposits	$(260,484)	$(523)	(7)	$(261,007)
Long-term borrowings	(6,100)	(209)	(8)	(6,309)
Other liabilities	(1,291)	—		(1,291)
Total liabilities assumed	$(267,875)	$(732)		$(268,607)
Net assets acquired				12,764
Total consideration paid				14,037
Goodwill				$1,273
Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the investment securities portfolio.

(2)	Adjustment for the fair value of the loan portfolio.

(3)	Adjustment for the fair value of the premises and equipment.

(4)	Adjustment for the fair value of the other real estate owned.

(5)	Adjustment for the fair value of the core deposit intangible.

(6)	Adjustment for the deferred tax asset recognized from acquisition.

(7)	Adjustment for the fair value of the time deposits.

(8)	Adjustment for the fair value of the borrowings.

A summary of the consideration paid is as follows (dollars in thousands):

Common stock issued (726,634 shares)	$9,642
Redemption of preferred stock	2,300
Cash payments to common stockholders	2,095
Total consideration paid	$14,037

The Company incurred transaction-related costs of $4.5 million for the year ended December 31, 2013, which were expensed as incurred. Transaction-related costs primarily include severance costs, professional services, data processing fees, marketing and advertising and other non-interest expenses. None of the goodwill is deductible for tax purposes. All goodwill related to this acquisition was allocated to the banking operations reporting unit.

The following table presents financial information regarding the former Randolph operations included in our Consolidated Statements of Income from the date of acquisition through December 31, 2013 under the column “Actual from acquisition date through December 31, 2013”. These amounts do not include direct costs as explained above. In addition, the following table presents unaudited pro-forma information as if the acquisition of Randolph had occurred on January 1, 2012 under the “Pro-forma” columns. This pro-forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Transaction-related costs related to the acquisition are not reflected in the pro-forma amounts. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Randolph at the beginning of 2012. Cost savings are also not reflected in the unaudited pro-forma amounts for the years ended December 31, 2013 and 2012, respectively.

	Actual from acquisition date through December 31, 2013	Pro-forma year ended December 31,
		2013	2012
Net interest income	$29,872	$116,467	$91,750
Non-interest income	5,178	25,192	38,064
Net income	3,271	18,078	10,967
Net income available to common shareholders	3,271	17,018	8,361

Pro-forma earnings per share:
Basic		$0.63	$0.22
Diluted		$0.63	$0.22

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

A summary of assets received and liabilities assumed for First Trust, as well as the associated fair value adjustments, are as follows (dollars in thousands):

	As Recorded by First Trust	Fair Value Adjustments		As Recorded by BNC
Assets
Cash and due from banks	$46,079	$—		$46,079
Investment securities available-for-sale	124,616	—		124,616
Federal Home Loan Bank stock, at cost	753	—		753
Loans	179,702	(9,820)	(1)	169,882
Premises and equipment	6,938	866	(2)	7,804
Accrued interest receivable	1,565	—		1,565
Other real estate owned	8,686	(535)	(3)	8,151
Core deposit intangible	—	1,826	(4)	1,826
Other assets	12,337	3,295	(5)	15,632
Total assets acquired	$380,676	$(4,368)		$376,308
Liabilities
Deposits	$(323,139)	$(884)	(6)	$(324,023)
Short-term borrowings	(7,899)	—		(7,899)
Other liabilities	(2,849)	—		(2,849)
Total liabilities assumed	$(333,887)	$(884)		$(334,771)

Net assets acquired				41,537
Total consideration paid				36,565
Bargain purchase gain				$4,972
Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for fair value of the premises and equipment.

(3)	Adjustment for the fair value of the other real estate owned.

(4)	Adjustment for the fair value of the core deposit intangible.

(5)	Adjustment for the deferred tax asset recognized from acquisition.

(6)	Adjustment for the fair value of the time deposits.

A summary of the consideration paid for First Trust is as follows (dollars in thousands):

Common stock issued (3,276,101 shares)	$26,177
Cash payments to First Trust stockholders	10,388
Total consideration paid	$36,565

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

A summary of assets received and liabilities assumed for KeySource, as well as the associated fair value adjustments, are as follows (dollars in thousands):

	As Recorded by KeySource	Fair Value Adjustments		As Recorded by BNC
Assets
Cash and due from banks	$19,847	$—		$19,847
Investment securities available-for-sale	3,445	—		3,445
Federal Home Loan Bank stock, at cost	430	—		430
Loans	148,295	(8,690)	(1)	139,605
Premises and equipment	650	—		650
Accrued interest receivable	547	—		547
Other real estate owned	1,289	(150)	(2)	1,139
Core deposit intangible	—	621	(3)	621
Other assets	4,445	3,516	(4)	7,961
Total assets acquired	$178,948	$(4,703)		174,245
Liabilities
Deposits	(151,553)	(854)	(5)	(152,407)
Short-term borrowings	(780)	—		(780)
Long-term debt	(5,999)	(48)	(6)	(6,047)
Other liabilities	(1,754)	102	(7)	(1,652)
Total liabilities assumed	$(160,086)	$(800)		(160,886)

Net assets acquired				13,359
Total consideration paid				13,942
Goodwill				$583

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for the fair value of the other real estate owned.

(3)	Adjustment for the fair value of the core deposit intangible.

(4)	Adjustment for deferred tax asset recognized from acquisition.

(5)	Adjustment for the fair value of the time deposits.

(6)	Adjustment for the fair value of the subordinated debt assumed.

(7)	Adjustment for the reversal of an accrued liability.

A summary of the consideration paid for KeySource is as follows (dollars in thousands):

Common stock issued (1,810,267 shares)	$13,686
Fair value of KeySource stock options assumed	256
Total consideration paid	$13,942

None of the goodwill is deductible for income tax purposes.

Acquisition of Branches from The Bank of Hampton Roads

On September 21, 2012, the Company acquired two branches of Gateway Bank & Trust Company located in Cary and Chapel Hill, North Carolina, respectively, which were owned and operated by The Bank of Hampton Roads (“BHR”). The estimated fair value of the assets acquired, which included cash, premises and equipment, and other assets, totaled $24.1 million, while the estimated fair value of liabilities assumed, which included deposits and other liabilities, totaled $24.5 million. BNC recorded approximately $0.4 million of goodwill related to this acquisition. None of the goodwill is deductible for income tax purposes.

FDIC-Assisted Acquisition of Carolina Federal Savings Bank

On June 8, 2012, the Company acquired certain assets and liabilities of Carolina Federal Savings Bank (“Carolina Federal”), a federal thrift organized under the laws of the United States and headquartered in Charleston, South Carolina, from the FDIC, as receiver of Carolina Federal. Carolina Federal operated two branches in the Charleston market. There is no loss-sharing arrangement with the FDIC with respect to this transaction. The FDIC paid the Company an asset discount in the amount of $10.7 million at closing and the deposits were acquired without a premium.

A summary of the assets received and liabilities assumed from the FDIC for Carolina Federal, as well as the associated fair value adjustments, are as follows (dollars in thousands):

	As Recorded by Carolina Federal	Fair Value Adjustments		As Recorded by BNC
Assets
Cash and due from banks	$8,394	$—		$8,394
Federal Home Loan Bank stock, at cost	112	—		112
Loans	32,328	(2,862)	(1)	29,466
Accrued interest receivable	124	—		124
Core deposit intangible	—	93	(2)	93
Other assets	35	1,291	(3)	1,326
Total assets acquired	$40,993	$(1,478)		$39,515
Liabilities
Deposits	$(52,992)	$(148)	(4)	$(53,140)
Deferred tax liability	—	(2,981)	(5)	(2,981)
Other liabilities	(42)	-		(42)
Total liabilities assumed	(53,034)	(3,129)		(56,163)
Excess of liabilities assumed over assets acquired	$(12,041)

Aggregate fair value adjustments		$(4,607)

Cash received from the FDIC				21,400
Net assets acquired (net after-tax gain)				4,752
Income tax effect				2,982
Net assets acquired (bargain purchase gain)				$7,734
Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for the fair value of the core deposit intangible.

(3)	Adjustment for amount due to BNC from the FDIC.

(4)	Adjustment for the fair value of the time deposits.

(5)	Adjustment for the deferred tax liability from the acquisition gain.

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

Series A Preferred Stock Issued under TARP
On December 5, 2008, as part of the United States Treasury’s ("Treasury") Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), the Company issued and sold to the Treasury 31,260 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and a warrant to purchase up to 543,337 shares of the Company’s common stock at an exercise price of $8.63 per share.  On August 29, 2012, the Treasury completed the auction and sale of its investment in the Company’s Series A Preferred Stock to private investors.  The Company received no proceeds from the auction. On September 19, 2012, the Company repurchased the warrant from the Treasury for approximately $0.9 million. The warrant has been cancelled.

On April 29, 2013, the Company redeemed all 31,260 shares of the Series A Preferred Stock that were issued under the Treasury’s TARP CPP. The redemption was made using cash on hand and the proceeds of a $30.0 million term loan that was obtained in April 2013. See further discussion of the terms of the loan agreement at Note 13.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares and participating securities outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common stock during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock awards and the warrant under the Treasury’s TARP CPP (collectively referred to herein as “Stock Rights”). Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive. As discussed in Note 3, the warrant issued in connection with the Treasury’s TARP CPP was repurchased by the Company and canceled in September 2012.

The Company's basic and diluted earnings per share calculations for the years ended December 31, 2013, 2012 and 2011 are presented in the following table (dollars in thousands, except per share data):

	2013	2012	2011
Net income available to common shareholders	$16,187	$8,049	$4,526
Add: Convertible preferred stock dividends	—	361	361
Net income available to participating common shareholders	$16,187	$8,410	$4,887

Weighted average common shares - basic	26,495,211	15,790,448	9,073,024
Add: Effect of convertible preferred stock	187,873	1,804,566	1,804,566
Weighted average participating common shares - basic	26,683,084	17,595,014	10,877,590
Effects of dilutive Stock Rights	31,090	4,204	16,541
Weighted average participating common shares - diluted	26,714,174	17,599,218	10,894,131

Basic earnings per common share	$0.61	$0.48	$0.45
Diluted earnings per common share	$0.61	$0.48	$0.45

For the years ended December 31, 2013, 2012, and 2011, there were 106,283, 428,536 and 677,590 shares, respectively, of Stock Rights excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities at December 31, 2013 and 2012 are presented in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Available-for-sale:
U.S. Government agencies	$15,720	$4	$663	$15,061
State and municipals	194,224	2,704	5,665	191,263
Corporate debt securities	9,011	16	138	8,889
Other debt securities	4,727	—	347	4,380
Equity securities	979	—	57	922
Mortgage-backed securities:
Residential government sponsored	41,231	1,442	659	42,014
Other government sponsored	7,615	276	3	7,888
	$273,507	$4,442	$7,532	$270,417
Held-to-maturity:
State and municipals	$221,378	$379	$10,169	$211,588
Corporate debt securities	16,000	—	1,081	14,919
Other debt securities	10,000	—	—	10,000
	$247,378	$379	$11,250	$236,507

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Available-for-sale:
U.S. Government agencies	$15,735	$660	$—	$16,395
State and municipals	213,679	11,359	1,152	223,886
Mortgage-backed securities:
Residential government sponsored	83,764	3,155	29	86,890
Other government sponsored	13,923	450	5	14,368
	$327,101	$15,624	$1,186	$341,539
Held-to-maturity:
State and municipals	$108,805	$4,576	$146	$113,235
Corporate debt securities	6,000	—	1,000	5,000
	$114,805	$4,576	$1,146	$118,235

During the second quarter of 2013, the Company transferred $86.5 million of available-for-sale state and municipal debt securities to the held-to-maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The related $1.2 million of unrealized holding gain that was included in the transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The amortized cost and estimated fair value of investment securities at December 31, 2013, by contractual maturity, are shown below (dollars in thousands). The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$2,300	$2,308
Due after one through five years	1,683	1,712
Due after five through ten years	16,535	16,511
Due after ten years	252,010	248,964
Total debt securities	272,528	269,495
Equity securities	979	922
	$273,507	$270,417

Held-to-maturity:
Due in one year or less	$542	$549
Due after one year through five years	13,847	12,905
Due after five through ten years	23,018	22,864
Due after ten years	209,971	200,189
	$247,378	$236,507

At December 31, 2013 and 2012, investment securities with an estimated fair value of approximately $184.0 million and $175.1 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sales of investment securities classified as available-for-sale for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013		2012	2011
Proceeds from sales	$18,414		$117,381	$50,717

Gross realized gains on sales	$201	(1)	$3,117	$2,159
Gross realized losses on sales	(243)		(91)	(957)
Total realized (losses) gains, net	$(42)		$3,026	$1,202
(1) Includes $175 gain derived from the redemption of preferred stock from another financial institution that was purchased at auction from the Treasury.

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012 (dollars in thousands):

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government agencies	5	$14,583	$663	—	$—	$—	$14,583	$663
State and municipals	47	72,821	3,647	21	27,976	2,018	100,797	5,665
Corporate debt securities	2	7,862	138	—	—	—	7,862	138
Other debt securities	1	4,380	347	—	—	—	4,380	347
Equity securities	1	922	57	—	—	—	922	57
Mortgage-backed securities	15	14,146	444	4	4,582	218	18,728	662
	71	$114,714	$5,296	25	$32,558	$2,236	$147,272	$7,532

Held-to-maturity:
State and municipals	150	$162,565	$8,325	25	$28,238	$1,844	$190,803	$10,169
Corporate debt securities	1	4,939	61	1	2,980	1,020	7,919	1,081
	151	$167,504	$8,386	26	$31,218	$2,864	$198,722	$11,250

	Less Than 12 Months			12 Months or More			Total
December 31, 2012	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
State and municipals	56	$75,551	$1,152	—	$—	$—	$75,551	$1,152
Mortgage-backed securities	23	22,465	34	—	—	—	22,465	34
	112	$98,016	$1,186	—	$—	$—	$98,016	$1,186

Held-to-maturity:
State and municipals	9	$10,301	$146	—	$—	$—	$10,301	$146
Corporate debt securities	—	—	—	2	5,000	1,000	5,000	1,000
	9	$10,301	$146	2	$5,000	$1,000	$15,301	$1,146

At December 31, 2013, the gross unrealized losses reported for the U.S. government agency securities relate to investment securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the United States Small Business Administration. The agency securities with an unrealized loss have been in that position for less than 12 months. The Freddie Mac securities have investment grade ratings. The Company noted that, of the 243 state and municipal securities in an unrealized loss position, only 46 of these securities have been in an unrealized loss position for greater than 12 months. All state and municipal securities in the Company's portfolio were rated as investment grade at December 31, 2013. The corporate debt securities are with well-capitalized and sound financial institutions. These securities are all rated as investment grade. The other debt security is backed by a pool of student loan debt. The security has been in that position for less than 12 months and has an investment grade rating. The equity securities held by the Company consists of common stock that was acquired as part of the Company’s acquisition of Randolph. These shares have been in an unrealized loss position for less than 12 months and there are no concerns about the long-term viability of issuer. The gross unrealized losses reported for the mortgage-backed securities relate to investment securities issued by the Federal National Mortgage Association, the Government National Mortgage Association, or Freddie Mac.

The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these investment securities before the anticipated recovery of the amortized cost basis. The unrealized losses for the debt securities are caused by changes in market interest rates and not credit concerns related to the respective issuers. Based on this analysis, the Company does not consider these investment securities to be other-than-temporarily impaired at December 31, 2013.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans, including loans covered under loss-share agreements with the FDIC (“covered”) and loans not covered under loss-share agreements (“non-covered”) at December 31, 2013 and 2012 are presented below (dollars in thousands):

	December 31, 2013			December 31, 2012
	Covered Loans (1)	Non-covered Loans (2)	Total	Covered Loans (1)	Non-covered Loans (2)	Total
Commercial real estate	$96,452	$1,236,204	$1,332,656	$114,757	$1,034,686	$1,149,443
Commercial construction	18,331	226,229	244,560	33,447	183,747	217,194
Commercial and industrial	5,919	163,020	168,939	10,898	150,870	161,768
Leases	—	16,137	16,137	—	13,209	13,209
Total commercial	120,702	1,641,590	1,762,292	159,102	1,382,512	1,541,614
Residential construction	16	32,418	32,434	215	34,514	34,729
Residential mortgage	65,024	402,899	467,923	87,015	359,260	446,275
Consumer and other	1,919	11,949	13,868	2,598	10,042	12,640
	$187,661	$2,088,856	$2,276,517	$248,930	$1,786,328	$2,035,258

(1)	The unpaid principal balance for covered loans was $195.4 million and $272.7 million at December 31, 2013 and 2012, respectively.

(2)	Amount includes $384.0 million and $347.2 million of acquired, non-covered loans as of December 31, 2013 and 2012, respectively.

Unearned income and net deferred fees and costs totaled $2.3 million and $1.4 million at December 31, 2013 and 2012, respectively.

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. The following tables detail changes in the carrying amount of covered acquired loans and accretable yield for loans receivable for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Accretable Yield	Carrying Yield	Accretable Yield	Carrying Yield
Balance at beginning of period	$(12,895)	$248,930	$(8,387)	$320,033
Reductions from payments and foreclosures, net	—	(69,074)	—	(74,998)
Reclass from non-accretable to accretable yield	(968)	—	(8,403)	—
Accretion	7,805	7,805	3,895	3,895
Balance at end of period	$(6,058)	$187,661	$(12,895)	$248,930

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of ASC Topic 310-30: Loans and Debt Securities Acquired with Deteriorated Credit Quality. Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. The following tables present loans acquired during the years ended December 31, 2013 and 2012, at acquisition date, accounted for under ASC Topic 310-30 (dollars in thousands):

	2013	2012
Contractually required payments receivable	$3,781	$52,865
Contractual cash flows not expected to be collected (non-accretable)	(1,336)	(11,716)
Expected cash flows	2,445	41,149
Interest component of expected cash flows	(261)	(1,954)
Fair value of loans acquired	$2,184	$39,195

The acquisition date unpaid balance of loans acquired during the years ended December 31, 2013 and 2012 that did not have credit deterioration was $158.0 million and $254.3 million, respectively, with an estimated fair value of $152.1 million and $240.8 million, respectively. The discount of $5.9 million and $13.5 million for the years ended December 31, 2013 and 2012, respectively, will be amortized on a level-yield basis over the economic life of the loans.

The Company has loan relationships with its directors and executive officers and with companies with which certain directors and executive officers are associated. The following is a summary of loans to executive officers, directors and their affiliates for the year ended December 31, 2013 (dollars in thousands):

Balance at beginning of year	$21,827
Additional borrowings	15,943
Loan repayments	(16,249)
Balance at end of year	$21,521

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank. At December 31, 2013 and 2012, real estate loans with carrying values of $702.5 million and $462.4 million, respectively, were pledged to secure borrowing facilities from these institutions.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis.   Each class of financing receivable detailed below is subject to risks that could have an adverse impact on the credit quality of the loan portfolio.

Commercial real estate loans
Commercial real estate loans consist primarily of loans secured by nonresidential (owner-occupied and/or non-owner occupied) real estate, multifamily housing, and agricultural loans. Commercial real estate is primarily dependent on successful operation or management of the property in order to generate sufficient cash to repay the outstanding debt. While these loans are normally secured by commercial buildings for office, storage and warehouse space, it is possible that the liquidation of the collateral will not fully satisfy the obligation. High unemployment, generally weak economic conditions or oversupply of properties may result in customers having to provide rental rate concessions to achieve adequate occupancy rates.

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

Commercial and industrial loans and leases
Each commercial loan or lease is underwritten based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower’s businesses including the experience and background of the principals is obtained prior to approval. To the extent that the loan or lease is secured by collateral, which is primarily business assets such as inventory or accounts receivable. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed. Common risks include general economic conditions within the markets the Bank serves, as well as risks that are specific to each transaction, including demand for products and services and reductions in the fair value of collateral.

Residential construction loans
Residential construction loans are made to established homebuilders and are typically secured by 1-4 family residential property. Significant and rapid declines in real estate values or demand can result in increased difficulty in converting these construction loans to permanent loans. Such a decline in values has led to unprecedented levels of foreclosures and losses within the banking industry. In addition, there has been an increase in the average time houses are on the market for sale.

Residential mortgage loans
Each residential mortgage loan is underwritten using credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. The borrowers' debt-to-income ratio, sources of income and employment history, among other factors, are also evaluated as part of the underwriting process. To the extent that the loan is secured by collateral, the likely value of that collateral is evaluated. Common risks to each class of non-commercial loans include risks that are not specific to individual transactions such as general economic conditions within the markets BNC serves, particularly unemployment and potential declines in real estate values. Personal events such as disability or change in marital status also add risk to residential mortgage loans. Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Company will not receive any proceeds from the sale of the property until the first mortgage has been satisfied. Over the past two years, the Company has tightened underwriting criteria and requirements for second mortgage and home equity lines of credit. This includes requiring higher credit scores from borrowers and limiting loan-to-value ratios.

At December 31, 2013, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $103.1 million, which represented approximately 97% of the total second liens held by the Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15 year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding prinicpal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At December 31, 2013, approximately 96% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria includes analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either renewed, converted to conventional second mortgage loans that are fully amortizing, or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals. The following table summarizes the maturity dates of our home equity lines of credit as of December 31, 2013 (dollars in thousands):

2014	$1,923
2015	1,592
2016	3,206
2017	3,615
2018	4,597
Thereafter	118,044
$132,977

Consumer and other loans
Consumer and other loans include loans secured by personal property such as residential real estate, automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment. Consumer loan collections are sensitive to job loss, illness and other personal factors.

An analysis of the allowance for loan losses for the years ended December 31, 2013 and 2012 is presented below (dollars in thousands):

2013	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Allowance for loan losses:
Balance January 1, 2013	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292
Charge-offs	(5,492)	(9,519)	(3,442)	—	—	(9,598)	(377)	(28,428)
Recoveries	1,525	2,712	1,721	—	58	1,696	27	7,739
Provision (1)	5,084	1,879	1,017	38	(412)	4,224	358	12,188
Change in FDIC indemnification asset (1)	(2,083)	1,859	263	—	(26)	967	104	1,084
Balance December 31, 2013	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875

Balances as of December 31, 2013:
Specific reserves:
Impaired loans	$3,209	$1,595	$43	$—	$35	$1,361	$10	$6,253
Purchase credit impaired loans	2,979	691	552	—	—	1,833	23	6,078
Total specific reserves	6,188	2,286	595	—	35	3,194	33	12,331
General reserves	8,564	4,452	2,542	56	178	4,536	216	20,544
Total	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875

Loans:
Individually evaluated for impairment	$33,950	$12,877	$1,525	$—	$356	$14,037	$165	$62,910
Purchase credit impaired loans	100,290	18,460	6,649	—	16	50,825	1,917	178,157
Loans collectively evaluated for impairment	1,198,416	213,223	160,765	16,137	32,062	403,061	11,786	2,035,450
Total	$1,332,656	$244,560	$168,939	$16,137	$32,434	$467,923	$13,868	$2,276,517

2012	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Allowance for loan losses:
Balance January 1, 2012	$11,789	$10,957	$4,338	$18	$699	$3,058	$149	$31,008
Charge-offs	(9,123)	(10,985)	(4,727)	—	(219)	(9,451)	(205)	(34,710)
Recoveries	753	1,467	324	—	126	862	14	3,546
Provision (2)	8,473	1,359	2,192	—	(13)	10,600	126	22,737
Change in FDIC indemnification asset (2)	3,826	7,009	1,451	—	—	5,372	53	17,711
Balance December 31, 2012	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292

Balances as of December 31, 2012:
Specific reserves:
Impaired loans	$578	$3,023	$4	$—	$2	$1,612	$—	$5,219
Purchase credit impaired loans	6,518	2,704	1,569	—	—	4,000	18	14,809
Total specific reserves	7,096	5,727	1,573	—	2	5,612	18	20,028
General reserves	8,622	4,080	2,005	18	591	4,829	119	20,264
Total	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292

Loans:
Individually evaluated for impairment	$26,076	$19,367	$1,682	$—	$361	$16,850	$127	$64,463
Purchase credit impaired loans	121,983	34,666	12,397	—	5,741	68,273	2,590	245,650
Loans collectively evaluated for impairment	1,001,384	163,161	147,689	13,209	28,627	361,152	9,923	1,725,145
Total	$1,149,443	$217,194	$161,768	$13,209	$34,729	$446,275	$12,640	$2,035,258

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $0.6 million for the year ended December 31, 2013. This resulted in an increase in the FDIC indemnification asset of $1.1 million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loan portfolio of $1.7 million for the year ended December 31, 2013.

(2)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $5.0 million for the year ended December 31, 2012. This resulted in an increase in the FDIC indemnification asset of $17.7 million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loan portfolio of $22.7 million for the year ended December 31, 2012.

The following tables present information related to impaired loans, excluding purchased impaired loans, at December 31, 2013 and 2012 (dollars in thousands):

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
Originated:
Commercial real estate	$16,261	$16,228	$3,164	$17,129	$17,116
Commercial construction	7,239	7,218	1,582	5,536	5,902
Commercial and industrial	934	932	42	3	—
Residential construction	357	355	35	—	—
Residential mortgage	8,529	8,513	1,333	3,719	3,699
Consumer and other	104	104	10	37	37
Total originated	33,424	33,350	6,166	26,424	26,754
Acquired (non-covered):
Commercial real estate	490	489	45	557	565
Commercial construction	142	141	14	—	—
Commercial and industrial	185	185	1	406	648
Residential mortgage	636	636	27	1,236	1,528
Consumer and other	—	—	—	24	21
Total acquired (non-covered)	1,453	1,451	87	2,223	2,762
Acquired (covered):
Commercial real estate	—	—	—	173	183
Commercial construction	—	—	—	400	414
Commercial and industrial	—	—	—	3	35
Residential mortgage	—	—	—	5,788	5,877
Total acquired (covered)	—	—	—	6,364	6,509
Total loans	$34,877	$34,801	$6,253	$35,011	$36,025

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
Originated:
Commercial real estate	$7,918	$7,891	$562	$17,915	$17,867
Commercial construction	11,838	11,815	3,022	7,581	7,552
Commercial and industrial	99	99	1	1,352	1,351
Residential construction	362	361	2	—	—
Residential mortgage	10,772	10,755	1,526	4,801	4,788
Consumer and other	—	—	—	124	122
Total originated	30,989	30,921	5,113	31,773	31,680
Acquired (non-covered):
Commercial real estate	500	800	16	248	256
Commercial and industrial	240	240	3	—	—
Residential mortgage	601	607	87	765	895
Consumer and other	—	—	—	5	5
Total acquired (non-covered)	1,341	1,647	106	1,018	1,156
Acquired (covered):
Commercial real estate	—	—	—	548	625
Commercial construction	—	—	—	530	561
Commercial and industrial	—	—	—	143	176
Residential mortgage	—	—	—	5,504	5,749
Total acquired (covered)	—	—	—	6,725	7,111
Total loans	$32,330	$32,568	$5,219	$39,516	$39,947

The following tables present information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans, for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with allowance:
Commercial real estate	$20,205	$839	$19,414	$2,376
Commercial construction	6,700	246	17,074	1,758
Commercial and industrial	499	28	1,923	177
Residential construction	367	12	272	18
Residential mortgage	11,074	381	13,955	952
Consumer and other	23	—	—	—
Total impaired loans with allowance	$38,868	$1,506	$52,638	$5,281
Impaired loans with no allowance:
Commercial real estate	$12,724	$600	$22,673	$2,271
Commercial construction	8,192	346	19,708	3,042
Commercial and industrial	592	30	2,051	276
Residential construction	—	—	473	96
Residential mortgage	10,614	357	19,909	2,205
Consumer and other	40	—	202	18
Total impaired loans with no allowance	$32,162	$1,333	$65,016	$7,908

For the years ended December 31, 2013 and 2012, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. For the years ended December 31, 2013 and 2012, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following tables present an aging analysis of the recorded investment in the Company's loans at December 31, 2013 and 2012(dollars in thousands):

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
Originated:
Commercial real estate	$353	$—	$—	$6,044	$6,397	$1,008,236	$1,014,633
Commercial construction	14	20	—	2,801	2,835	199,305	202,140
Commercial and industrial	533	10	—	245	788	138,779	139,567
Leases	—	—	—	—	—	16,137	16,137
Residential construction	—	—	—	—	—	29,636	29,636
Residential mortgage	1,417	248	—	5,102	6,767	287,893	294,660
Consumer and other	—	—	—	37	37	8,066	8,103
Total originated	2,317	278	—	14,229	16,824	1,688,052	1,704,876
Acquired (non-covered):
Commercial real estate	116	—	—	605	721	220,850	221,571
Commercial construction	50	—	—	—	50	24,039	24,089
Commercial and industrial	—	5	—	591	596	22,857	23,453
Residential construction	—	—	—	—	—	2,782	2,782
Residential mortgage	950	514	—	1,665	3,129	105,110	108,239
Consumer and other	108	1	—	24	133	3,713	3,846
Total acquired (non-covered)	1,224	520	—	2,885	4,629	379,351	383,980
Acquired (covered):
Commercial real estate	1,145	848	—	8,086	10,079	86,373	96,452
Commercial construction	201	38	—	5,111	5,350	12,981	18,331
Commercial and industrial	—	47	—	640	687	5,232	5,919
Residential construction	—	—	—	—	—	16	16
Residential mortgage	313	28	—	9,818	10,159	54,865	65,024
Consumer and other	8	2	—	90	100	1,819	1,919
Total acquired (covered)	1,667	963	—	23,745	26,375	161,286	187,661
Total loans	$5,208	$1,761	$—	$40,859	$47,828	$2,228,689	$2,276,517

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
Originated:
Commercial real estate	$731	$1,080	$—	$3,522	$5,333	$818,764	$824,097
Commercial construction	369	—	—	7,586	7,955	145,924	153,879
Commercial and industrial	243	8	—	1,121	1,372	123,040	124,412
Leases	—	—	—	—	—	13,209	13,209
Residential construction	—	—	—	—	—	21,704	21,704
Residential mortgage	1,205	2,133	—	7,356	10,694	282,037	292,731
Consumer and other	9	127	—	—	136	8,988	9,124
Total originated	2,557	3,348	—	19,585	25,490	1,413,666	1,439,156
Acquired (non-covered):
Commercial real estate	1,255	—	—	1,179	2,434	208,155	210,589
Commercial construction	315	—	—	—	315	29,553	29,868
Commercial and industrial	113	—	—	248	361	26,097	26,458
Residential construction	136	—	—	—	136	12,674	12,810
Residential mortgage	960	—	—	1,425	2,385	64,144	66,529
Consumer and other	1	1	—	5	7	911	918
Total acquired (non-covered)	2,780	1	—	2,857	5,638	341,534	347,172
Acquired (covered):
Commercial real estate	5,257	84	—	12,730	18,071	96,686	114,757
Commercial construction	—	113	—	14,961	15,074	18,373	33,447
Commercial and industrial	55	—	—	1,170	1,225	9,673	10,898
Residential construction	—	—	—	—	—	215	215
Residential mortgage	3,593	352	—	18,057	22,002	65,013	87,015
Consumer and other	70	1	—	63	134	2,464	2,598
Total acquired (covered)	8,975	550	—	46,981	56,506	192,424	248,930
Total loans	$14,312	$3,899	$—	$69,423	$87,634	$1,947,624	$2,035,258

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
The following tables present the recorded investment in the Company’s loans, by credit quality indicator, at December 31, 2013 and 2012(dollars in thousands):

December 31, 2013	Total	Pass Credits	Special Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$1,014,633	$930,554	$37,685	$46,394	$—	$—
Commercial construction	202,140	175,365	13,113	13,662	—	—
Commercial and industrial	139,567	131,658	5,411	2,498	—	—
Leases	16,137	16,137	—	—	—	—
Residential construction	29,636	28,160	1,120	356	—	—
Residential mortgage	294,660	258,042	19,234	17,384	—	—
Consumer and other	8,103	7,807	177	119	—	—
Total originated	1,704,876	1,547,723	76,740	80,413	—	—
Total acquired (non-covered):
Commercial real estate	221,571	195,526	17,343	8,702	—	—
Commercial construction	24,089	21,126	922	2,041	—	—
Commercial and industrial	23,453	18,681	3,328	1,444	—	—
Residential construction	2,782	2,782	—	—	—	—
Residential mortgage	108,239	91,847	10,766	5,626	—	—
Consumer and other	3,846	3,760	62	24	—	—
Total acquired (non-covered):	383,980	333,722	32,421	17,837	—	—
Acquired (covered):
Commercial real estate	96,452	61,091	12,831	17,929	4,601	—
Commercial construction	18,331	9,756	1,397	6,751	427	—
Commercial and industrial	5,919	4,231	796	332	560	—
Residential construction	16	—	16	—	—	—
Residential mortgage	65,024	36,744	13,246	10,296	4,738	—
Consumer and other	1,919	1,726	103	90	—	—
Total acquired (covered)	187,661	113,548	28,389	35,398	10,326	—
Total loans	$2,276,517	$1,994,993	$137,550	$133,648	$10,326	$—

December 31, 2012	Total	Pass Credits	Special Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$824,097	$739,050	$39,562	$45,485	$—	$—
Commercial construction	153,879	115,996	18,088	19,795	—	—
Commercial and industrial	124,412	117,546	4,385	2,481	—	—
Leases	13,209	13,209	—	—	—	—
Residential construction	21,704	19,546	440	1,718	—	—
Residential mortgage	292,731	250,083	21,831	20,817	—	—
Consumer and other	9,124	8,760	320	44	—	—
Total originated	1,439,156	1,264,190	84,626	90,340	—	—
Acquired (non-covered):
Commercial real estate	210,589	192,016	6,993	11,080	500	—
Commercial construction	29,868	24,060	2,228	3,580	—	—
Commercial and industrial	26,458	24,491	1,401	326	—	240
Residential construction	12,810	7,086	176	5,548	—	—
Residential mortgage	66,529	57,965	4,445	4,119	—	—
Consumer and other	918	903	10	5	—	—
Total acquired (non-covered)	347,172	306,521	15,253	24,658	500	240
Acquired (covered):
Commercial real estate	114,757	69,401	19,744	14,960	10,642	10
Commercial construction	33,447	14,605	1,493	9,715	7,634	—
Commercial and industrial	10,898	6,251	2,745	1,118	784	—
Residential construction	215	16	199	—	—	—
Residential mortgage	87,015	46,039	17,069	11,956	11,808	143
Consumer and other	2,598	2,237	291	58	11	1
Total acquired (covered)	248,930	138,549	41,541	37,807	30,879	154
Total loans	$2,035,258	$1,709,260	$141,420	$152,805	$31,379	$394

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company offers various types of concessions when modifying a loan; however, forgiveness of principal is rarely granted.  Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.  Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time.  After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly.  Land loans are also included in the class of residential mortgage loans.  Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity.  Land loans modified in a TDR typically involve extending the balloon payment by one to three years, or changing the monthly payments from interest-only to principal and interest.  Home equity modifications are made infrequently and are not offered if the Company also holds the first mortgage.  Home equity modifications are uniquely designed to meet the specific needs of each borrower.  Occasionally, the terms will be modified to a standalone second lien mortgage, thereby changing their loan class from home equity to residential mortgage.

Loans modified in a TDR are, in many cases, already on nonaccrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates. Once we classify a loan a TDR, the loan is only removed from TDR classification under three circumstances: (1) the loan is paid off, (2) the loan is charged off or (3) if, at the beginning of the current fiscal year, the loan has performed in accordance with the modified terms for a minimum of six consecutive months and at the time of modification the loan’s interest rate represented a then current market interest rate for a loan of similar risk.

The following tables provide a summary of loans modified as TDRs at December 31, 2013 and 2012 (dollars in thousands):

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2013
Commercial real estate	$3,986	$1,107	$5,093	$767
Commercial construction	5,472	274	5,746	520
Commercial and industrial	662	—	662	36
Residential mortgage	6,545	625	7,170	476
Consumer and other	105	37	142	11
Total modifications	$16,770	$2,043	$18,813	$1,810
Total contracts	43	10	53

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2012
Commercial real estate	$16,010	$2,314	$18,324	$904
Commercial construction	11,420	1,030	12,450	1,960
Commercial and industrial	322	1,029	1,351	—
Residential mortgage	8,015	4,639	12,654	1,165
Consumer and other	122	11	133	—
Total modifications	$35,889	$9,023	$44,912	$4,029
Total contracts	44	20	64

As of December 31, 2013 and 2012, the Company had no available commitments outstanding on TDRs.

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

The following tables present new TDRs by modification category for the years ended December 31, 2013 and 2012 (dollars in thousands). All balances represent the recorded investment as of the end of the period in which the modification was made.

	2013
	Rate Modifications	Term Modifications	Interest only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate	$101	$648	$331	$—	$1,035	$2,115
Commercial construction	128	—	152	—	827	1,107
Commercial and industrial	—	129	536	—	—	665
Residential mortgage	452	84	1,076	—	573	2,185
Consumer and other	—	23	—	—	—	23
Total modifications	$681	$884	$2,095	$—	$2,435	$6,095

	2012
	Rate Modifications	Term Modifications	Interest only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate	$71	$1,374	$2,870	$—	$10,503	$14,818
Commercial construction	—	1,897	663	—	2,238	4,798
Commercial and industrial	—	31	—	—	290	321
Residential mortgage	—	—	2,679	829	2,726	6,234
Consumer and other	—	—	11	—	—	11
Total modifications	$71	$3,302	$6,223	$829	$15,757	$26,182

The following tables summarize the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred during the years ended December 31, 2013 and 2012 (dollars in thousands). The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

2013
Commercial real estate	$5,906
Commercial construction	29
Commercial and industrial	630
Residential mortgage	668

2012
Commercial real estate	$337
Residential mortgage	1,438

Loans held for sale
The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity for the years ended December 31, 2013, 2012 and 2011 is summarized below (dollars in thousands):

	2013	2012	2011
Loans held for sale	$30,899	$57,414	$9,596
Proceeds from sales of loans held for sale	352,130	233,276	91,942
Mortgage fees	8,979	6,169	2,230

NOTE 7 – FDIC INDEMNIFICATION ASSET

The Company has recorded an indemnification asset related to loss-share agreements entered into with the FDIC wherein the FDIC will reimburse the Company for certain amounts related to certain acquired loans and other real estate owned should the Company experience a loss. Under the loss sharing arrangements, the FDIC has agreed to absorb 80% of all future losses and workout expenses on these assets which occur prior to the expiration of the loss sharing agreements. The Company entered into the respective loss-share agreements with the acquisition of Beach First National Bank (“Beach First”) and Blue Ridge Savings Bank (“Blue Ridge”).

Each loss-sharing arrangement consists of one single family residential mortgage loan agreement and one commercial and other loans and other real estate owned agreement. The single family residential mortgage loan loss-share agreements provide for FDIC loss sharing and reimbursement for recoveries to the FDIC for ten years from April 9, 2010 and October 14, 2011 for the purchases of Beach First and Blue Ridge, respectively, and reimbursement to the FDIC for ten years from these dates. The commercial and other loan and other real estate owned loss-share agreements provide for FDIC loss-sharing for five years from the above stated dates, and reimbursement to the FDIC for eight years from the above dates.

The following tables present activity for the FDIC indemnification asset for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Balance at beginning of period	$53,519	$91,851
Accretion of present value discount, net	192	1,391
Post-acquisition adjustments	(2,248)	20,493
Receipt of payments from FDIC	(34,577)	(60,216)
Balance at end of period	$16,886	$53,519

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

NOTE 8 – PREMISES AND EQUIPMENT

The following tables present a summary of the Company’s premises and equipment at December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Land	$23,264	$20,116
Buildings and leasehold improvements	49,689	42,584
Furniture, fixtures and equipment	20,290	16,654
Construction in progress	178	474
Premises and equipment, gross	93,421	79,828
Less accumulated depreciation and amortization	(17,295)	(13,213)
Premises and equipment, net	$76,126	$66,615

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 amounted to $4.2 million, $3.0 million and $2.3 million, respectively.

The Company has entered into various non-cancellable operating leases for land and buildings used in its operations that expire at various dates through 2029. Most of the leases contain renewal options. Certain leases provide for periodic rate negotiation or escalation. The leases generally provide for payment of property taxes, insurance and maintenance costs by the Company. Rental expense, including month-to-month leases, reported in non-interest expense was $3.1 million, $2.4 million, and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, future minimum rental commitments under non-cancellable operating leases that have a remaining life in excess of one year are as follows (dollars in thousands):

2014	$2,776
2015	2,432
2016	2,190
2017	1,988
2018	1,861
Thereafter	5,421
Total	$16,668

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

Derivatives Not Designated as Hedges

The Company utilizes derivative financial instruments, including interest rate swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. These derivative positions are recorded at fair value on the Company’s consolidated balance sheet and, due to the matched nature of these derivative instruments, changes in fair value do not impact the Company’s earnings. At December 31, 2013 and 2012, the Company had notional amounts of $31.2 million and $18.0 million, respectively, on interest rate contracts with corporate customers and in offsetting interest rate contracts with another financial institution to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following tables present the fair value of the Company’s derivatives at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:
Derivatives designated as hedging instruments:
Interest rate cap	$250,000	Other assets	$—	$250,000	Other assets	$40
Interest rate swap	125,000	Other assets	2,744	—	Other assets	—
	$375,000		$2,744	$250,000		$40

Derivatives not designated as hedging instruments:
Interest rate swaps	$27,965	Other assets	$424	$11,499	Other assets	$672
Interest rate cap/floor	3,256	Other assets	98	6,524	Other assets	330
	$31,221		$522	$18,023		$1,002

Derivative liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$31,221	Accrued expenses and other liabilities	$522	$18,023	Accrued expenses and other liabilities	$1,002

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

Information about financial instruments that are eligible for offset in the consolidated balance sheet at December 31, 2013 and 2012 is presented in the following tables (dollar amounts in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
December 31, 2013
Derivative assets	$3,266	$—	$3,266	$—	$930	$2,336
Derivative liabilities	522	—	522	—	522	—
Total derivative instruments	$3,788	$—	$3,788	$—	$1,452	$2,336

December 31, 2012
Derivative assets	$1,042	$—	$1,042	$—	$—	$1,042
Derivative liabilities	1,002	—	1,002	—	1,002	—
Total derivative instruments	$2,044	$—	$2,044	$—	$1,002	$1,042

The Company has recorded a net gain of $1.4 million, net of tax, as accumulated other comprehensive income at December 31, 2013 associated with cash flow hedging instruments and expects a net loss of $0.3 million, net of tax, to be reclassified into earnings within the next 12 months. The following tables present the losses recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands, net of tax):

	2013	2012	2011
Derivatives designated as hedging instruments:
Amount of net gain (losses) recorded in OCI (effective portion)	$1,662	$(364)	$(3,304)
Amount of net losses reclassified from OCI to earnings (1)	6,103	4,878	3,146

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the years ended December 31, 2013, 2012 and 2011. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of December 31, 2013, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $0.5 million, for which the Company has posted collateral of $1.2 million.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The following tables present activity for goodwill and other intangible assets for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Goodwill	Other Intangibles	Total
Balance at December 31, 2011	$26,129	$2,986	$29,115
Acquisitions	982	2,663	3,645
Amortization	—	(567)	(567)
Balance at December 31, 2012	$27,111	$5,082	$32,193
Acquisitions	1,273	2,676	3,949
Amortization	—	(1,176)	(1,176)
Balance at December 31, 2013	28,384	6,582	34,966

During the years ended December 31, 2013, 2012 and 2011, the Company recorded amortization expense of $1.2 million, $0.6 million and $0.4 million, respectively, related to other intangible assets. At December 31, 2013, the weighted-average remaining life of core deposit intangibles was 5.6 years.

The Company performed the annual impairment test of goodwill as of June 30, 2013. The annual impairment test indicated that the estimated fair value exceeded the carrying value (including goodwill) for the Company’s reporting unit. Therefore, a step two analysis was not required and no impairment charge was recorded.

The following tables present the gross carrying amount and accumulated amortization at December 31, 2013 and 2012 for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization (dollars in thousands):

	2013	2012
Gross carrying amount	$9,914	$7,238
Accumulated amortization	(3,332)	(2,156)
Net book value	$6,582	$5,082

The following table presents estimated future amortization expense for other intangible assets (dollars in thousands):

2014	$1,438
2015	1,263
2016	1,112
2017	974
2018	974
Thereafter	821
Total	$6,582

NOTE 11 – DEPOSITS

The following tables present the scheduled maturities of time deposits at December 31, 2013 (dollars in thousands):

	Less than $100,000	$100,000 and Greater	Total
2014	$217,752	$601,819	$819,571
2015	29,862	101,304	131,166
2016	7,535	64,608	72,143
2017	12,083	25,719	37,802
2018	2,634	11,901	14,535
Thereafter	1,722	5,860	7,582
Total	$271,588	$811,211	$1,082,799

NOTE 12 – SHORT-TERM BORROWINGS

The following table presents the Company’s short-term borrowings at December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Repurchase agreements	$27,202	$30,332
Advances from FHLB	97,300	2,000
Federal funds purchased	1,090	50
Total short-term borrowings	$125,592	$32,382

Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $55.0 million at December 31, 2013. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At December 31, 2013, investment securities and commercial loans in the amounts of $2.8 million and $188.2 million, respectively, were assigned under these arrangements. At December 31, 2013, the Company had approximately $152.5 million in borrowing capacity available under these arrangements with no outstanding balance due.

Additional information on the Company’s short-term borrowings at and for the years ended December 31, 2013, 2012 and 2011 is presented in the following table (dollars in thousands):

	2013	2012	2011
Maximum outstanding at any month-end during the year	$143,674	$40,149	$100,728
Average outstanding balance	88,635	30,573	49,146
Average interest rate for the year	0.49%	1.11%	0.99%
Average interest rate at year end	0.39%	0.51%	0.92%

NOTE 13 – LONG-TERM DEBT

The following tables present the Company’s long-term debt at December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
FHLB advances	$51,100	$62,000
Term loan	28,875	—
Junior subordinated debentures	23,713	26,173
	103,688	88,173
Less: FHLB prepayment penalty	2,179	—
Total	$101,509	$88,173

The following table details the Company's FHLB advances outstanding at December 31, 2013 and 2012 (dollars in thousands):

Maturity	Interest Rate	2013	2012
December 2014	3.62%	$—	$2,000
December 2014	3.87%	—	15,000
January 2015	1.00%	100	—
August 2015	2.37%	6,000	—
September 2017	3.73%	—	10,000
September 2017	3.66%	—	10,000
January 2018	2.15%	15,000	15,000
January 2018	2.27%	10,000	10,000
January 2020	0.47%	10,000	—
January 2020	0.47%	10,000	—
Total		$51,100	$62,000

During the first quarter of 2013, the Company prepaid and restructured $20.0 million in FHLB advances. The early repayment of the debt resulted in a prepayment penalty of $2.7 million, which is being amortized to interest expense in future periods as an adjustment to the cost of the new FHLB advances.

The above advances have been made against a $381.0 million line of credit secured by real estate loans in the amount of $514.3 million and investment securities with a fair value of $13.9 million as of December 31, 2013. The weighted average rate for paid on FHLB advances for the years ended December 31, 2013 and 2012, respectively, was 2.46% and 3.13%.

On April 26, 2013, the Company entered into a $30.0 million senior unsecured term loan agreement (the “Term Loan”). The Term Loan currently bears interest at 5.50% and matures on April 26, 2018. The net proceeds from the Term Loan were used to redeem the Company’s Series A Preferred Stock. The term loan contains certain restrictive covenants, none of which is expected to impact capital resources and liquidity. The Company was in compliance with all covenants of this term loan at December 31, 2013.

The following tables detail the junior subordinated debentures outstanding at December 31, 2013 and 2012 (dollars in thousands):

	Date of issuance		Shares issued	Interest rate	Maturity date
						2013	2012
BNC Bancorp	9/14/2012	(1)	2,435	8.00% fixed	6/30/2020	$—	$2,460
BNC Bancorp Capital Trust I	4/3/2003		5,000	Libor plus 3.25%	4/15/2033	5,155	5,155
BNC Bancorp Capital Trust II	3/11/2004		6,000	Libor plus 2.80%	4/7/2034	6,186	6,186
BNC Capital Trust III	9/23/2004		5,000	Libor plus 2.40%	9/23/2034	5,155	5,155
BNC Capital Trust IV	9/27/2006		7,000	Libor plus 1.70%	12/31/2036	7,217	7,217
Total						$23,713	$26,173

(1)	This subordinated debt obligation was assumed in the purchase of KeySource on September 14, 2012. On July 1, 2013, the Company exercised its redemption option on this debenture.

The junior subordinated debentures issued by BNC are classified as Tier II capital for regulatory purposes. The junior subordinated debentures issued by the trusts currently qualify as Tier I capital for the Company, subject to certain limitations, and constitute a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities. At December 31, 2013 and 2012, respectively, the Company had $0.7 million of equity investment in the above wholly-owned Capital Trusts and is included in other assets in the accompanying consolidated balance sheets. The weighted average rate for the junior subordinated debentures outstanding for the years ending December 31, 2013 and 2012 was 2.86% and 3.41%, respectively.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income, net of taxes, for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Unrealized Holding Gains (Losses) on Available-For-Sale Investment Securities	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2012	$8,872	$2,881	$(6,324)	$5,429
Other comprehensive income (loss) before reclassifications	(9,625)	—	1,662	(7,963)
Amounts reclassified from accumulated other comprehensive income	26	(289)	6,103	5,840
Amounts transferred as a result of the reclassification of securities from available-for-sale to held-to-maturity	(1,219)	1,219	—	—
Net current period other comprehensive income (loss)	(10,818)	930	7,765	(2,123)
Balance at December 31, 2013	$(1,946)	$3,811	$1,441	$3,306

	Unrealized Holding Gains on Available-For-Sale Investment Securities	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Losses on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2011	$8,637	$3,211	$(10,838)	$1,010
Other comprehensive income (loss) before reclassifications	2,094	—	(364)	1,730
Amounts reclassified from accumulated other comprehensive income	(1,859)	(330)	4,878	2,689
Net current period other comprehensive income (loss)	235	(330)	4,514	4,419
Balance at December 31, 2012	$8,872	$2,881	$(6,324)	$5,429

The following table details reclassification adjustments from accumulated other comprehensive income for the years ended December 31, 2013 and 2012 (dollars in thousands):

Component of accumulated other comprehensive income	2013	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains - investment securities available-for-sale	$(42)	Gain (loss) on sale of investment securities, net
	16	Income tax benefit (expense)
	(26)	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	623	Interest income - investment securities
	(334)	Income tax benefit (expense)
	289	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(9,863)	Interest expense - demand deposits
	3,760	Income tax benefit (expense)
	(6,103)	Total, net of tax
Total reclassifications for the period	$(5,840)	Total, net of tax

Component of accumulated other comprehensive income	2012	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains – investment securities available-for-sale	$3,026	Gain (loss) on sale of investment securities, net
	(1,167)	Income tax benefit (expense)
	1,859	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	538	Interest income - investment securities
	(208)	Income tax benefit (expense)
	330	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(7,940)	Interest expense - demand deposits
	3,062	Income tax benefit (expense)
	(4,878)	Total, net of tax
Total reclassifications for the period	$(2,689)	Total, net of tax

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

Investment Securities Available-for-Sale – The fair value of our investment in equity securities available-for-sale is determined by observing quoted prices in an active market for identical securities. As such, the Company classifies these securities as Level 1 valuation. The fair value of the remainder of our investment securities available-for-sale are determined by a third-party pricing service. The valuations provided by the third-party pricing service are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers and reference data obtained from market research publications. The valuation of mortgage-backed securities also includes new issue data, monthly payment information and “To Be Announced” prices. The valuation of state and municipal securities also include the use of material event notices. We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness. At least annually, we will validate prices supplied by the independent pricing service by comparing to prices obtained from a second third-party source. The Company classifies these investment securities as Level 2 valuation.

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

The following tables present information about certain assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 (dollars in thousands):

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2013
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$15,061	$—	$15,061	$—
State and municipals	191,263	—	191,263	—
Corporate debt securities	8,889	—	8,889	—
Other debt securities	4,380	—	4,380	—
Equity securities	922	922	—	—
Mortgage-backed securities:
Residential government sponsored	42,014	—	42,014	—
Other government sponsored	7,888	—	7,888	—
Total investment securities available-for-sale	270,417	922	269,495	—
Derivative instruments:
Interest rate swap - cash flow hedge	2,744	—	2,744	—
Interest rate cap - cash flow hedge	—	—	—	—
Interest rate swap - not designated	424	—	424	—
Interest rate cap/floor - not designated	98	—	98	—
Total derivative instruments	3,266	—	3,266	—
Total assets measured at fair value on a recurring basis	$273,683	$922	$272,761	$—
Liabilities:
Interest rate swap - not designated	$522	$—	$522	$—
Total liabilities measured at fair value on a recurring basis	$522	$—	$522	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2012
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$16,395	$—	$16,395	$—
State and municipals	223,886	—	223,886	—
Mortgage-backed securities:
Residential government sponsored	86,890	—	86,890	—
Other government sponsored	14,368	—	14,368	—
Total investment securities available-for-sale	341,539	—	341,539	—
Derivative instruments:
Interest rate cap - cash flow hedge	40	—	40	—
Interest rate swap - not designated	672	—	672	—
Interest rate cap/floor - not designated	330	—	330	—
Total derivative instruments	1,042	—	1,042	—
Total assets measured at fair value on a recurring basis	$342,581	$—	$342,581	$—
Liabilities:
Interest rate swap - not designated	$1,002	$—	$1,002	$—
Total liabilities measured at fair value on a recurring basis	$1,002	$—	$1,002	$—

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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2013 and 2012 (dollars in thousands):

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2013
Loans held for sale	$30,899	$—	$30,899	$—
Impaired loans	228,736	—	—	228,736
Other real estate owned	47,606	—	—	47,606
Total assets measured at fair value on a nonrecurring basis	$307,241	$—	$30,899	$276,342

December 31, 2012
Loans held for sale	$57,414	$—	$57,414	$—
Impaired loans	290,085	—	—	290,085
Other real estate owned	51,913	—	—	51,913
Total assets measured at fair value on a nonrecurring basis	$399,412	$—	$57,414	$341,998

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2013 (dollars in thousands):

Description	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$228,736	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$47,606	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, at December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$108,390	$108,390	$108,390	$—	$—
Investment securities available-for-sale	270,417	270,417	—	270,417	—
Investment securities held-to-maturity	247,378	236,507	—	236,507	—
Federal Home Loan Bank stock	10,720	10,720	—	10,720	—
Loans held for sale	30,899	30,899	—	30,899	—
Loans receivable, net	2,243,642	2,266,455	—	2,037,719	228,736
Accrued interest receivable	12,955	12,955	—	12,955	—
FDIC indemnification asset	16,886	16,886	—	—	16,886
Investment in bank-owned life insurance	78,439	78,439	—	78,439	—
Interest rate swap derivative - cash flow hedge	2,744	2,744	—	2,744	—
Interest rate cap derivative - cash flow hedge	—	—	—	—	—
Interest rate swap derivative - not designated	424	424	—	424	—
Interest rate cap/floor derivative - not designated	98	98	—	98	—
Financial liabilities:
Demand deposits and savings	$1,623,931	$1,623,931	$—	$1,623,931	$—
Time deposits	1,082,799	1,087,333	—	1,087,333	—
Short-term borrowings	125,592	126,126	—	126,126	—
Long-term debt	101,509	97,983	—	97,983	—
Accrued interest payable	1,434	1,434	—	1,434	—
Interest rate swap derivative - not designated	522	522	—	522	—

December 31, 2012	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$234,071	$234,071	$234,071	$—	$—
Investment securities available-for-sale	341,539	341,539	—	341,539	—
Investment securities held-to-maturity	114,805	118,235	—	118,235	—
Federal Home Loan Bank stock	7,604	7,604	—	7,604	—
Loans held for sale	57,414	57,414	—	57,414	—
Loans receivable, net	1,994,966	1,976,745	—	1,686,660	290,085
Accrued interest receivable	11,363	11,363	—	11,363	—
FDIC indemnification asset	53,519	53,519	—	—	53,519
Investment in bank-owned life insurance	70,756	70,756	—	70,756	—
Interest rate cap derivative - cash flow hedge	40	40	—	40	—
Interest rate swap derivative - not designated	672	672	—	672	—
Interest rate cap/floor derivative - not designated	330	330	—	330	—
Financial liabilities:
Demand deposits and savings	$1,496,694	$1,496,694	$—	$1,496,694	$—
Time deposits	1,159,615	1,170,560	—	1,170,560	—
Short-term borrowings	32,382	32,382	—	32,382	—
Long-term debt	88,173	83,292	—	83,292	—
Accrued interest payable	2,158	2,158	—	2,158	—
Interest rate swap derivative - not designated	1,002	1,002	—	1,002	—

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

The Parent Company and BNC are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of BNC’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. BNC’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2013, the most recent notification from the FDIC categorized BNC as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized BNC must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed BNC’s category. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and BNC to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. The following tables present BNC’s regulatory capital ratios at December 31, 2013 and 2012 (dollars in thousands):

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$313,624	12.66%	$198,187	8.00%	$247,734	10.00%
Tier 1 capital (to risk weighted assets)	282,634	11.41%	99,094	4.00%	148,640	6.00%
Tier 1 capital (to average assets)	282,634	8.96%	126,118	4.00%	157,647	5.00%

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$293,244	13.91%	$168,705	8.00%	$210,882	10.00%
Tier 1 capital (to risk weighted assets)	269,192	12.77%	84,353	4.00%	126,529	6.00%
Tier 1 capital (to average assets)	269,192	9.71%	110,900	4.00%	138,625	5.00%

The Company is also subject to these capital requirements. The following table presents the Company’s regulatory capital ratios at December 31, 2013 and 2012:

	2013	2012
Total capital (to risk-weighted assets)	11.57%	13.80%
Tier 1 capital (to risk-weighted assets)	10.33%	12.67%
Tier 1 capital (to average assets)	8.12%	9.65%

NOTE 17 – INCOME TAXES

The following tables present the Company’s income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Current income tax provision:
Federal	$(314)	$(140)	$581
State	554	350	742
Total current income tax provision	240	210	1,323
Deferred income tax provision (benefit):
Federal	2,382	(2,244)	(2,821)
State	1,423	334	(285)
Total deferred income tax provision (benefit)	3,805	(1,910)	(3,106)
Total income tax provision (benefit)	$4,045	$(1,700)	$(1,783)

The following tables present the difference between income tax expense (benefit) and the amount computed by applying the statutory income tax rate for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Tax at statutory federal tax rate	$7,239	$2,976	$1,750
State income tax, net of federal benefit	1,304	451	301
Tax exempt interest income	(4,008)	(3,241)	(3,306)
Income from life insurance	(789)	(601)	(546)
Gain on acquisition	—	(1,690)	—
Other	299	405	18
Total income tax provision (benefit)	$4,045	$(1,700)	$(1,783)

Significant components of deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012
Deferred income tax assets:
Allowance for loan losses	$10,660	$10,841
Net operating loss carryforwards	10,593	6,975
Deferred compensation	2,203	2,112
Unrealized loss on interest rate cap	—	3,662
Other real estate owned writedowns	3,536	3,481
AMT credit carryforward	3,488	3,323
Interest on nonaccrual loans	110	113
Stock-based compensation	546	522
Fair value adjustments from acquisitions	6,273	8,672
Other	1,089	922
Total deferred income tax assets	38,498	40,623
Deferred income tax liabilities:
Premises and equipment	2,978	1,932
Leasing activities	702	486
Unrealized gains on investment securities and derivatives	2,235	7,373
Loan costs	979	—
Core deposit intangibles	2,306	1,755
FDIC acquisitions	4,424	7,494
Other	1,554	1,934
Total deferred income tax liabilities	15,178	20,974
Less valuation allowance	360	—
Net deferred income tax asset	$22,960	$19,649

The valuation allowance of $0.4 million at December 31, 2013 relates to the Randolph acquisition net operating loss carryforwards for which realizability is uncertain.

The Company adjusted its net deferred income tax asset as a result of reductions in the North Carolina corporate income tax rate, which was enacted July 23. 2013 and will reduce the state income tax rate to 6% effective January 1, 2014 and to 5% effective January 1, 2015. The lower corporate income tax rate resulted in the reduction in the net deferred income tax asset at December 31, 2013 and an increase in current period income tax expense for the year ended December 31, 2013.

In assessing the realizability of the Company's deferred income tax asset, the Company considered whether it is more likely than not that some portion or all of the deferred income tax asset will not be realized in accordance with the guidance provided by ASC 740. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the weight of available evidence, the Company determined that it is more likely than not that it will be able to realize the benefits of the deferred income tax asset, net of valuation allowance, at December 31, 2013.

At December 31, 2013, the Company had net operating loss and other carryforwards of approximately $28.9 million available to offset future taxable income, expiring in 2030.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company did not have an accrual for uncertain tax positions at December 31, 2013 or 2012.

We are subject to routine audits of our tax returns by the Internal Revenue Service and various state taxing authorities. With few exceptions, we are no longer subject to Federal and state income tax examinations by tax authorities for years before 2010. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

At December 31, 2013, the Company committed to purchase up to $8.8 million in limited partnership interests of unconsolidated entities, of which $7.5 million was unfunded at December 31, 2013.

The following tables present the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk at December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Commitments under unfunded loans and lines of credit	$377,021	$272,308
Letters of credit	7,926	12,172
Unused credit card lines	4,120	4,536
Unfunded commitments for unconsolidated investments	7,450	4,000

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

NOTE 19 – EMPLOYEE BENEFITS

In May 2013, the Company’s shareholders approved the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the “2013 Omnibus Plan”). The Compensation Committee of the BNC Bancorp Board of Directors may grant or award eligible participants with stock options, rights to receive restricted shares of common stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). As of May 2013, no further awards were to be granted under the previous BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the “2006 Omnibus Plan”). At December 31, 2013, the Company had 376,764 grants of Rights issued under the 2006 Omnibus Plan. At December 31, 2013, the Company had 54,750 grants of Rights issued and 1,429,325 Rights available for grants or awards under the 2013 Omnibus Plan.

On September 14, 2012, the Company merged with KeySource and assumed all of the outstanding and unexercised stock options from KeySource’s non-statutory and incentive stock option plans. At December 31, 2013, the Company had 284,219 grants of stock options issued and 35,607 stock options available for issuance related to these plans.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. There were no grants of options during the years ended December 31, 2013, 2012 and 2011.

A summary of the Company’s stock option activity for the year ended December 31, 2013 is presented below (dollars in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	436,939	11.32
Exercised	—	—
Forfeited or expired	24,602	11.00
Outstanding at December 31, 2013	412,337	11.34	3.14	2,392
Exercisable at December 31, 2013	409,513	11.35	3.12	2,371
Share options expected to vest	2,824	9.71	6.31	21

The related compensation expense recognized for stock option awards was $10,000, $69,000 and $14,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Included in the 2012 amount was $55,000 of additional compensation expense related to the excess fair value of the stock options assumed from KeySource. As of December 31, 2013, there was $7,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 0.86 years. For the years ended December 31, 2013, 2012 and 2011, the intrinsic value of stock option exercised was $0, $85,000 and $1,000, respectively, and the grant-date fair value of options vested was $14,000, $326,000 and $14,000, respectively.

Cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2013, 2012 and 2011 was $0, $0.3 million and $0.1 million, respectively. The actual tax benefit realized for income tax deductions from stock option exercises was $0, $17,000 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Stock Awards. A summary of the activity of the Company’s non-vested stock awards for the year ended December 31, 2013 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
December 31, 2012	153,723	7.73
Granted	250,675	10.29
Vested	(100,002)	8.55
Forfeited	(1,000)	7.95
December 31, 2013	303,396	9.58

The Company measures the fair value of restricted shares based on the price of BNC’s common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the years ended December 31, 2013, 2012 and 2011 was $1.2 million, $0.5 million and $0.4 million, respectively. As of December 31, 2013, there was

$2.1 million of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.46 years. The grant-date fair value of restricted stock grants vested during the years ended December 31, 2013, 2012 and 2011 was $0.9 million, $0.3 million and $0.1 million, respectively.

Qualified Profit Sharing 401(k) Plan - The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. The Company matches 50% of the employee contributions up to 6% of the participant's compensation. The plan provides that employees' contributions are 100% vested at all times, and the Company's contributions vest at 20% each year after the second year of service. The expense related to the plan for the years ended December 31, 2013, 2012 and 2011 was $0.9 million, $0.8 million and $0.6 million, respectively.

Employment Agreements - The Company has entered into employment agreements with its chief executive officer and chief financial officer to ensure a stable and competent management base. The agreements provide for a three-year term, with an automatic one-year renewal on each anniversary date. The agreements provide for benefits as set forth in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

Director and Executive Officer Benefit Plans - The Company has Salary Continuation Agreements and supplemental retirement benefits with its chief executive officer and certain other officers. The Salary Continuation Agreements provide for lifetime benefits to be paid to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions for the years ended December 31, 2013, 2012 and 2011 totaled $0.3 million, $0.6 million and $0.7 million, respectively, were expensed for future benefits to be provided under these benefit plans. The corresponding liability related to these benefit plans was $6.3 million and $6.1 million as of December 31, 2013 and 2012, respectively.

The Company also has a deferred compensation plan for its directors. Expense provided under the plan totaled $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose. At December 31, 2013 and 2012, the trust held 339,448 and 337,673 shares of Company common stock, respectively.

NOTE 20 – PARENT COMPANY FINANCIAL DATA

The following are condensed financial statements of the Parent Company as of and for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

CONDENSED BALANCE SHEETS
December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$1,392	$11,103
Investment in bank subsidiary	320,941	306,816
Investment in other subsidiaries	1,113	1,113
Other assets	622	222
Total assets	$324,068	$319,254

Liabilities and Shareholders' Equity
Other liabilities	$150	$10,837
Long-term debt	52,588	26,173
Total liabilities	52,738	37,010

Shareholders' Equity:
Series A, Fixed Rate Cumulative Perpetual Preferred stock	—	30,717
Series B, Mandatorily Convertible Non-Voting Preferred stock	—	17,161
Common stock, no par value	168,616	157,541
Common stock, non-voting, no par value	57,849	40,688
Retained earnings	41,559	30,708
Stock in directors rabbi trust	(3,143)	(3,090)
Directors deferred fees obligation	3,143	3,090
Accumulated other comprehensive income	3,306	5,429
Total shareholders' equity	271,330	282,244
Total liabilities and shareholders' equity	$324,068	$319,254

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Dividends from bank subsidiary	$13,760	$3,675	$2,100
Equity in undistributed earnings of bank subsidiary	5,434	8,094	5,427
Other income	625	626	637
Interest expense	1,920	939	968
Other expense	652	1,003	266
Total net income	$17,247	$10,453	$6,930

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Operating activities
Net income	$17,247	$10,453	$6,930
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(5,434)	(8,094)	(5,427)
Amortization	48	11	11
(Increase) decrease in other assets	(472)	2	7
Increase (decrease) in other liabilities	(10,687)	10,267	(362)
Net cash provided by operating activities	702	12,639	1,159
Investing activities
Net cash used in investment in subsidiaries	—	(61,397)	—
Financing activities
Proceeds (repayments) on short-term borrowings	—	(6,280)	3,025
Proceeds on long-term debt	26,440	2,460	—
Proceeds from issuance of preferred stock	(31,260)	68,308	—
Redemption of common stock warrant	—	(940)	—
Proceeds from exercise of stock options	—	138	52
Tax benefit from exercise of stock options, net	—	17	—
Common stock issued pursuant to dividend reinvestment plan	260	225	205
Cash dividends paid, net of accretion	(5,853)	(4,879)	(3,737)
Net cash provided by (used in) financing activities	(10,413)	59,049	(455)
Net increase (decrease) in cash and cash equivalents	(9,711)	10,291	704
Cash and cash equivalents, beginning of period	11,103	812	108
Cash and cash equivalents, end of period	$1,392	$11,103	$812

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On March 12, 2014, the Company entered into a three year Change in Control Severance Agreement with Ronald J. Gorczynski, Executive Vice President and Chief Accounting Officer of the Company (the “Agreement”). The Agreement provides for certain severance benefits upon Mr. Gorczynski’s dismissal for reasons other than for cause, death or disability, or his termination for good reason, either of which occurs within 24 months following the effective date of a change in control or six months before a change in control, but after discussions with a third party regarding a change in control commences (a “Covered Termination”). Upon such Covered Termination, Mr. Gorczynski will receive: (i) his accrued but unpaid vacation, expense reimbursement, wages and other benefits; (ii) a lump sum cash severance payment equal to 24 months of his base salary as in effect immediately prior to his termination date; (iii) 100% of the unvested portion of his then outstanding equity awards; and (iv) continued health insurance benefits. As a condition to his receipt of such benefits, Mr. Gorczynski will enter into a release agreement with the Company. The foregoing summary description of the Agreement is qualified in its entirety by reference to the actual terms of the Agreement, which are incorporated herein by reference to Exhibit 10.32 hereto.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers. The information concerning our directors and named executive officers required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act by our directors, officers, and ten percent shareholders required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

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

The information regarding our Nominating and Corporate Governance Committee and Audit Committee required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information concerning compensation and other matters required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

The information required to be disclosed under Item 201(d) of Regulation S-K is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of BNC Bancorp are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated Balance Sheets — December 31, 2013 and 2012
Consolidated Statements of Income — Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income — Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders‘ Equity — Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows — Years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements — Years ended December 31, 2013, 2012 and 2011

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

BNC BANCORP

Date: March 13, 2014	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Richard D. Callicutt II	President, Chief Executive	March 13, 2014
Richard D. Callicutt II	Officer and Director

/s/ David B. Spencer	Senior Executive Vice President, and	March 13, 2014
David B. Spencer	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ W. Swope Montgomery, Jr.	Director	March 13, 2014
W. Swope Montgomery, Jr.

/s/ Lenin J. Peters, M.D.	Director	March 13, 2014
Lenin J. Peters, M.D.

/s/ Thomas R. Smith, CPA	Director	March 13, 2014
Thomas R. Smith, CPA

/s/ Larry L. Callahan	Director	March 13, 2014
Larry L. Callahan

/s/ Joseph M. Coltrane, Jr.	Director	March 13, 2014
Joseph M. Coltrane, Jr.

/s/ Charles T. Hagan III	Director	March 13, 2014
Charles T. Hagan III

/s/ G. Kennedy Thompson	Director	March 13, 2014
G. Kennedy Thompson

/s/ Thomas R. Sloan	Director	March 13, 2014
Thomas R. Sloan

/s/ Robert A. Team, Jr.	Director	March 13, 2014
Robert A. Team, Jr.

/s/ D. Vann Williford	Director	March 13, 2014
D. Vann Williford

/s/ Richard F. Wood	Director	March 13, 2014
Richard F. Wood

/s/ James T. Bolt, Jr.	Director	March 13, 2014
James T. Bolt, Jr.

/s/ Elaine M. Lyerly	Director	March 13, 2014
Elaine M. Lyerly

/s/ John S. Ramsey, Jr.	Director	March 13, 2014
John S. Ramsey, Jr.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, receiver of Carolina Federal Savings Bank, Charleston, South Carolina, Federal Deposit Insurance Corporation and Bank of North Carolina, dated as of June 8, 2012, incorporated by reference to Exhibit 2.1 to the form 8-K filed with the SEC on June 14, 2012.

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

2.5
First Amendment to Agreement and Plan of Merger between KeySource Financial Inc. and the Registrant, dated July 9, 2012, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on July 12, 2012.

2.6
Agreement and Plan of Merger, dated as of June 4, 2012, by and among First Trust Bank, the Registrant and Bank of North Carolina, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on June 6, 2012.

2.7
Purchase and Assumption Agreement dated April 27, 2012, by and between The Bank of Hampton Roads and the Bank of North Carolina, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 1, 2012.

2.8
Agreement and Plan of Merger, dated as of May 31, 2013, by and among Randolph Bank & Trust Company, BNC Bancorp and Bank of North Carolina, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on May 31, 2013.

2.9
Agreement and Plan of Merger, dated as of December 17, 2013, by and among the Company and South Street Financial Corp., incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on December 19, 2013.

2.10
Agreement and Plan of Merger, dated as of December 17, 2013, by and among the Company and Community First Financial Group, Inc., incorporated by reference to Exhibit 2.2 to the Form 8-K filed with the SEC on December 19, 2013.

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

3.4
Articles of Amendment, dated February 7, 2013, regarding the Mandatorily Convertible Non-Voting Preferred Stock, Series B, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on February 11, 2013.

3.5	Articles of Amendment dated May 22, 2012, regarding the non-voting common stock, incorporated by reference to Exhibit 3.4 to the Form S-4/A filed with the SEC on July 2, 2012.
3.6	Bylaws, incorporated by reference to Exhibit (3)(ii) to the Form 8-K filed with the SEC on December 18, 2002.
4.1	Form of Common Stock Certificate (Voting), incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on August 27, 2012.
4.2	Form of Stock Certificate for the Non-Voting Common Stock, incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on August 27, 2012.
4.3
Warrant Repurchase Agreement dated September 19, 2012, between the Registrant and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 20, 2012.

10.1	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) of the Form 10-Q, filed with the SEC on November 2, 2009.
10.2
Amended Salary Continuation Agreement, dated as of December 18, 2007, between Bank of North Carolina and Richard D. Callicutt II, incorporated by reference to Exhibit 10(ii)(b) to the Form 8-K filed with the SEC on December 27, 2007.*

Exhibit No.	Description
10.3
Amended Salary Continuation Agreement, dated as of December 18, 2007, between Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit 10(ii)(c) to the Form 8-K filed with the SEC on December 27, 2007.*

10.4
Amended Endorsement Split Dollar Agreement, dated December 18, 2007, between Bank of North Carolina and W. Swope Montgomery, Jr., incorporated by reference to Exhibit (10)(vi)(a) to the Form 8-K filed with the SEC on December 27, 2007.*

10.5
Amended Endorsement Split Dollar Agreement, dated December 18, 2007, between Bank of North Carolina and Richard D. Callicutt II, incorporated by reference to Exhibit (10)(vi)(b) to the Form 8-K filed with the SEC on December 27, 2007.*

10.6
Amended Endorsement Split Dollar Agreement, dated December 18, 2007, between Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit (10)(vi)(c) to the Form 8-K filed with the SEC on December 27, 2007.*

10.7	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(vii) of the Form 10-K filed with the SEC on March 31, 2005.*
10.8	Amendment No. 1 to BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on June 18, 2010.*
10.9
Investment Agreement by and among the Registrant and Aquiline BNC Holdings LLC, dated as of June 14, 2010, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 18, 2010.

10.10
Securities Purchase Agreement and Amendment Number 1 to Investment Agreement dated as of May 31, 2012, by and between the Registrant and Aquiline BNC Holdings LLC, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 6, 2012.

10.11
Amendment Number 2 to the Investment Agreement dated as of February 7, 2013, by and between the Registrant and Aquiline BNC Holdings LLC, incorporated by reference to Exhibit 10.18 to the Form 10-K filed with the SEC on March 18, 2013.

10.12	Form of Subscription and Registration Rights Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 18, 2010.
10.13
Form of Securities Purchase Agreement, dated as of May 31, 2012, by and between the Registrant and the Purchasers thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 6, 2012.

10.14	Restricted Stock Grant Agreement between the Registrant and W. Swope Montgomery, Jr. dated July 2, 2012, incorporated by reference to Exhibit 10.1A to the Form 8-K filed with the SEC on July 5, 2012.*
10.15	Restricted Stock Grant Agreement between the Registrant and Richard D. Callicutt II dated July 2, 2012, incorporated by reference to Exhibit 10.1B to the Form 8-K filed with the SEC on July 5, 2012.*
10.16	Restricted Stock Grant Agreement between the Registrant and David B. Spencer dated July 2, 2012, incorporated by reference to Exhibit 10.1C to the Form 8-K filed with the SEC on July 5, 2012. *
10.17	Restricted Stock Award granted to W. Swope Montgomery, Jr. dated October 2, 2012, incorporated by reference to Exhibit 10.25 to the Form 10-K filed with the SEC on March 18, 2013. *
10.18	Restricted Stock Award granted to Richard D. Callicutt II dated October 2, 2012, incorporated by reference to Exhibit 10.26 to the Form 10-K filed with the SEC on March 18, 2013. *
10.19	Restricted Stock Award granted to David B. Spencer dated October 2, 2012, incorporated by reference to Exhibit 10.27 to the Form 10-K filed with the SEC on March 18, 2013. *
10.20
Restricted Stock Award Cancellation Agreement between the Registrant and W. Swope Montgomery, Jr. dated November 9, 2012, incorporated by reference to Exhibit 10.28 to the Form 10-K filed with the SEC on March 18, 2013. *

10.21
Restricted Stock Award Cancellation Agreement between BNC Bancorp and Richard D. Callicutt II dated November 9, 2012, incorporated by reference to Exhibit 10.29 to the Form 10-K filed with the SEC on March 18, 2013. *

10.22
Restricted Stock Award Cancellation Agreement between BNC Bancorp and David B. Spencer dated November 9, 2012, incorporated by reference to Exhibit 10.30 to the Form 10-K filed with the SEC on March 18, 2013. *

10.23
Consulting Agreement dated as of April 10, 2013, by and among W. Swope Montgomery, Jr., BNC Bancorp and Bank of North Carolina, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 14, 2013.*

Exhibit No.	Description
10.24
Restricted Stock Award Agreement dated effective as of April 30, 2013 between BNC Bancorp and Richard D. Callicutt II, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on August 9, 2013.*

10.25
Restricted Stock Award Agreement dated effective as of April 30, 2013 between BNC Bancorp and David B. Spencer, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed with the SEC on August 9, 2013.*

10.26	Term Loan Agreement dated April 26, 2013 among BNC Bancorp and Synovus Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 30, 2013.
10.27	BNC Bancorp 2013 Omnibus Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 23, 2013.*
10.28
Employment Agreement dated as of June 28, 2013 among BNC Bancorp, Bank of North Carolina and Richard D. Callicutt II, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2013.

10.29
Employment Agreement dated as of June 28, 2013 among BNC Bancorp, Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on July 3, 2013.

10.30	Summary of BNC Bancorp Executive Incentive Program, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 27, 2014.
10.31	Form of Director Restricted Stock Award.*
10.32	Change in Control Severance Agreement dated effective as of March 12, 2014, by and between Ronald J. Gorczynski and BNC Bancorp.*
11	Statement regarding computation of per share earnings (See Note 4 in Part II Item 8).
21	Subsidiaries of the Registrant.
23	Consent of Cherry Bekaert, L.L.P.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley-Act of 2002.
101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 13, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Indicates a management contract or compensatory plan or arrangement.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-50128.