Form 10-Q
period 2014-03-31
BNC BANCORP
filed 2014-05-12
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to ________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of May 6, 2014 was 28,609,123.

BNC BANCORP
FORM 10-Q

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Cash and due from banks	$43,613	$35,474
Interest-earning deposits in other banks	72,041	72,916
Investment securities available-for-sale, at fair value	246,609	270,417
Investment securities held-to-maturity, at amortized cost (fair value of $236,318 and $236,507 at March 31, 2014 and December 31, 2013, respectively)	241,296	247,378
Federal Home Loan Bank stock, at cost	5,970	10,720
Loans held for sale	18,895	30,899
Loans:
Originated loans	1,765,248	1,704,876
Acquired loans	538,827	571,641
Less allowance for loan losses	(30,880)	(32,875)
Net loans	2,273,195	2,243,642
Accrued interest receivable	11,165	12,955
Premises and equipment, net	76,057	76,126
Other real estate owned:
Covered under loss-share agreements	15,749	18,773
Not covered under loss-share agreements	29,157	28,833
FDIC indemnification asset	13,668	16,886
Investment in bank-owned life insurance	79,071	78,439
Goodwill and other intangible assets, net	34,597	34,966
Other assets	44,868	51,152
Total assets	$3,205,951	$3,229,576

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$350,415	$324,532
Interest-bearing demand	1,362,454	1,299,399
Time deposits	1,043,457	1,082,799
Total deposits	2,756,326	2,706,730
Short-term borrowings	48,012	125,592
Long-term debt	101,479	101,509
Accrued expenses and other liabilities	19,626	24,415
Total liabilities	2,925,443	2,958,246

Shareholders' Equity:
Common stock, no par value; authorized 60,000,000 shares; 21,332,244 and 21,310,832 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	169,164	168,616
Common stock, non-voting, no par value; authorized 20,000,000 shares; 5,992,213 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	57,849	57,849
Retained earnings	46,677	41,559
Stock in directors rabbi trust	(3,072)	(3,143)
Directors deferred fees obligation	3,072	3,143
Accumulated other comprehensive income	6,818	3,306
Total shareholders' equity	280,508	271,330
Total liabilities and shareholders' equity	$3,205,951	$3,229,576

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Interest Income:
Loans, including fees	$31,115	$29,141
Investment securities:
Taxable	1,086	1,039
Tax-exempt	3,389	2,848
Interest-earning balances and other	128	123
Total interest income	35,718	33,151
Interest Expense:
Demand deposits	1,550	3,600
Time deposits	2,388	3,152
Short-term borrowings	112	37
Long-term debt	954	574
Total interest expense	5,004	7,363
Net Interest Income	30,714	25,788
Provision for loan losses	2,561	4,115
Net interest income after provision for loan losses	28,153	21,673
Non-Interest Income:
Mortgage fees	1,558	2,381
Service charges	1,348	926
Earnings on bank-owned life insurance	580	559
Loss on sale of investment securities, net	(565)	(228)
Other	2,204	2,564
Total non-interest income	5,125	6,202
Non-Interest Expense:
Salaries and employee benefits	13,709	12,805
Occupancy	2,079	1,683
Furniture and equipment	1,598	1,379
Data processing and supplies	904	723
Advertising and business development	689	587
Insurance, professional and other services	1,508	1,458
FDIC insurance assessments	705	666
Loan, foreclosure and other real estate owned expenses	1,362	2,018
Other	2,217	1,797
Total non-interest expense	24,771	23,116
Income before income tax expense	8,507	4,759
Income tax expense	2,023	480
Net Income	6,484	4,279
Less preferred stock dividends and discount accretion	—	529
Net Income Available to Common Shareholders	$6,484	$3,750

Basic earnings per common share	$0.24	$0.14
Diluted earnings per common share	$0.24	$0.14
Dividends declared and paid per common share	$0.05	$0.05

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$6,484	$4,279
Other comprehensive income (loss):
Investment securities:
Unrealized holding gain (loss) on investments securities available-for-sale	5,803	(3,105)
Tax effect	(2,147)	1,197
Reclassification of losses recognized in net income	565	228
Tax effect	(209)	(88)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(334)	(143)
Tax effect	124	55
Net of tax amount	3,802	(1,856)
Cash flow hedging activities:
Unrealized holding losses	(914)	(773)
Tax effect	338	298
Reclassification of losses recognized in net income	457	2,205
Tax effect	(171)	(850)
Net of tax amount	(290)	880
Total other comprehensive income (loss)	3,512	(976)
Total comprehensive income	$9,996	$3,303

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2014 and 2013
(Dollars in thousands, except per share data)

	Common stock		Common stock - nonvoting		Preferred stock Series A	Preferred stock Series B	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	20,462,667	$157,541	4,187,647	$40,688	$30,717	$17,161	$30,708	$(3,090)	$3,090	$5,429	$282,244
Net income	—	—	—	—	—	—	4,279	—	—	—	4,279
Directors deferred fees	—	—	—	—	—	—	—	69	(69)	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(976)	(976)
Common stock issued pursuant to:
Stock-based compensation	9,270	159	—	—	—	—	—	—	—	—	159
Dividend reinvestment plan	7,587	63	—	—	—	—	—	—	—	—	63
Conversion of preferred stock	—	—	1,804,566	17,161	—	(17,161)	—	—	—	—	—
Cash dividends:
Common stock, $0.05 per share	—	—	—	—	—	—	(1,323)	—	—	—	(1,323)
Preferred stock, net of accretion	—	—	—	—	138	—	(529)	—	—	—	(391)
Balance, March 31, 2013	20,479,524	$157,763	5,992,213	$57,849	$30,855	$—	$33,135	$(3,021)	$3,021	$4,453	$284,055

Balance, December 31, 2013	21,310,832	$168,616	5,992,213	$57,849	$—	$—	$41,559	$(3,143)	$3,143	$3,306	$271,330
Net income	—	—	—	—	—	—	6,484	—	—	—	6,484
Directors deferred fees	—	—	—	—	—	—	—	71	(71)	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	3,512	3,512
Common stock issued pursuant to:
Stock-based compensation	16,500	464	—	—	—	—	—	—	—	—	464
Dividend reinvestment plan	4,912	84	—	—	—	—	—	—	—	—	84
Cash dividends:
Common stock, $0.05 per share	—	—	—	—	—	—	(1,366)	—	—	—	(1,366)
Balance, March 31, 2014	21,332,244	$169,164	5,992,213	$57,849	$—	$—	$46,677	$(3,072)	$3,072	$6,818	$280,508

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2014 and 2013
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$6,484	$4,279
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,561	4,115
Depreciation and amortization	1,328	964
Amortization of premiums, net	1,103	1,159
Amortization of intangible assets	369	261
Accretion of fair value purchase accounting adjustments	(3,360)	(3,844)
Acquisition-related gain	—	(719)
Cash flow hedge expense	163	2,205
Stock-based compensation	464	159
Deferred compensation	126	180
Earnings on bank-owned life insurance	(580)	(559)
Loss on sale of investment securities, net	565	228
Loss on disposal of premises and equipment	14	33
Losses on other real estate owned	594	552
Gain on sale of loans (mortgage fees)	(1,558)	(2,381)
Origination of loans held for sale	(61,931)	(86,331)
Proceeds from sales of loans held for sale	69,412	99,992
Decrease in accrued interest receivable	1,790	747
Payments received from FDIC under loss-share agreements	2,848	10,972
Decrease in other assets	3,569	4,577
Decrease in accrued expenses and other liabilities	(5,127)	(5,153)
Net cash provided by operating activities	18,834	31,436
Investing activities
Purchases of investment securities available-for-sale	(8,298)	(34,882)
Purchases of investment securities held-to-maturity	—	(19,919)
Proceeds from sales of investment securities available-for-sale	30,682	15,797
Proceeds from sales of investment securities held-to-maturity	3,476	—
Proceeds from maturities and payments of investment securities available-for-sale	6,410	13,923
Proceeds from maturities and payments of investment securities held-to-maturity	1,987	36
Redemption of Federal Home Loan Bank stock	4,750	1,037
Net increase in loans	(27,311)	(5,674)
Purchases of premises and equipment	(1,149)	(2,474)
Investment in bank-owned life insurance	(52)	(66)
Investment in other real estate owned	(210)	(844)
Proceeds from sales of other real estate owned	7,424	7,559
Net cash provided by (used in) by investing activities	17,709	(25,507)

Financing activities
Net increase (decrease) in deposits	49,683	(147,612)
Net decrease in short-term borrowings	(77,680)	(114)
Net decrease in long-term-debt	—	(2,680)
Common stock issued pursuant to dividend reinvestment plan	84	63
Cash dividends paid, net of accretion	(1,366)	(1,714)
Net cash used in financing activities	(29,279)	(152,057)
Net increase (decrease) in cash and cash equivalents	7,264	(146,128)
Cash and cash equivalents, beginning of period	108,390	234,071
Cash and cash equivalents, end of period	$115,654	$87,943

Supplemental Statement of Cash Flows Disclosure
Interest paid	$5,333	$6,550
Income taxes paid	75	—
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$5,313	$7,410
Transfer of loans held for sale to loans	6,081	—
FDIC indemnification asset increase for losses, net	917	2,233

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Organization
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

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The information contained in the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 should be referred to in connection with these unaudited interim consolidated financial statements.

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to 2014 presentation. These reclassifications had no effect on net income, net income available to common shareholders or shareholders' equity as previously reported.

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

Recently Adopted and Issued Accounting Standards
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to clarify that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists thereby reducing diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments are to be applied prospectively to all unrecognized tax benefits that exist at the effective date with retrospective application permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

NOTE 2 – ACQUISITIONS

Acquisition of South Street Financial Corp.

On April 1, 2014, the Company completed the acquisition of South Street Financial Corp. ("South Street"), the parent company of Home Savings Bank of Albermarle, Inc., SSB ("Home Savings"), pursuant to the terms of the Agreement and Plan of Merger dated December 17, 2013. Home Savings was a North Carolina savings bank with approximately $278 million in assets that served consumers, small businesses and professionals and operated five branches in Stanley and Montgomery counties in the Charlotte, North Carolina metropolitan area. This acquisition aligns with the Company’s strategy of growth focused within existing markets. Home Savings' branch offices will continue to operate under the Home Savings name until systems are converted during the second quarter of 2014.

South Street shareholders elected to receive 0.60 shares of the Company's voting common stock for each share of South Street common stock, or cash in the amount of $8.85 per share. Eighty percent of South Street's common shares were converted into the right to receive the Company's voting common stock, while the remaining 20% were converted into the right to receive cash. Each share of South Street's Series A Preferred Stock automatically converted into one share of South Street common stock immediately prior to the closing of the acquisition. Total consideration for the purchase is estimated at $22.8 million, subject to the final consideration elections to be made by South Street shareholders.

The Company is in the process of obtaining third-party valuations to determine the fair value of loans, property and equipment and intangible assets acquired from South Street. As a result, it is impracticable to disclose the preliminary purchase price allocation as of the filing date of these unaudited consolidated financial statements.

As the acquisition closed subsequent to March 31, 2014, none of the assets acquired, liabilities assumed or results of operations for South Street are included in the Company’s financial information as of and for the three months ended March 31, 2014.

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

Randolph shareholders elected to receive 0.87 shares of the Company's voting common stock for each share of Randolph common stock, or cash in the amount of $10.00 per share. Eighty percent of Randolph common shares were converted into the right to receive the Company's voting common stock, while the remaining 20% were converted into the right to receive cash. As part of the closing, Randolph preferred shareholders, including the United States Department of the Treasury (“Treasury”), received cash payments equal to the liquidation value of their preferred shares.

A summary of assets received and liabilities assumed for Randolph, as well as the associated fair value adjustments, are as follows (dollars in thousands):

	As Recorded by Randolph	Fair Value Adjustments		As Recorded by BNC
Assets
Cash and due from banks	$14,207	$—		$14,207
Investment securities available-for-sale	5,082	130	(1)	5,212
Federal Home Loan Bank stock, at cost	630	—		630
Loans	161,220	(6,973)	(2)	154,247
Premises and equipment	4,537	811	(3)	5,348
Accrued interest receivable	800	—		800
Other real estate owned	4,844	(626)	(4)	4,218
Core deposit intangible	—	2,676	(5)	2,676
Other assets	92,289	1,744	(6)	94,033
Total assets acquired	$283,609	$(2,238)		281,371
Liabilities
Deposits	$(260,484)	$(523)	(7)	$(261,007)
Long-term borrowings	(6,100)	(209)	(8)	(6,309)
Other liabilities	(1,291)	—		(1,291)
Total liabilities assumed	$(267,875)	$(732)		(268,607)
Net assets acquired				12,764
Total consideration paid				14,037
Goodwill				$1,273

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the investment securities portfolio.

(2)	Adjustment for the fair value of the loan portfolio.

(3)	Adjustment for the fair value of the premises and equipment.

(4)	Adjustment for the fair value of the other real estate owned.

(5)	Adjustment for the fair value of the core deposit intangible.

(6)	Adjustment for the deferred tax asset recognized from acquisition.

(7)	Adjustment for the fair value of the time deposits.

(8)	Adjustment for the fair value of the borrowings.

A summary of the consideration paid is as follows (dollars in thousands):

Common stock issued (726,634 shares)	$9,642
Redemption of preferred stock	2,300
Cash payments to common stockholders	2,095
Total consideration paid	$14,037

None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the banking operations reporting unit.

The Company has determined the above noted acquisitions each constitute a business combination as defined by FASB ASC Topic 805: Business Combinations (“ASC Topic 805”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The Company has recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with ASC Topic 805.

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares and participating securities outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common stock during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock awards (collectively referred to herein as “Stock Rights”). Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in the periods in which the effect would be anti-dilutive.

The Company's basic and diluted earnings per share calculations for the three months ended March 31, 2014 and 2013 are presented in the following table (dollars in thousands, except per share data):

	2014	2013
Net income available to common shareholders	$6,484	$3,750

Weighted average common shares - basic	27,316,809	25,702,276
Add: Effect of convertible preferred stock	—	761,928
Weighted average participating common shares - basic	27,316,809	26,464,204
Effects of dilutive Stock Rights	142,799	11,681
Weighted average participating common shares - diluted	27,459,608	26,475,885

Basic earnings per common share	$0.24	$0.14
Diluted earnings per common share	$0.24	$0.14

For the three months ended March 31, 2014, there were zero shares of Stock Rights excluded in computing diluted common shares outstanding. For the three months ended March 31, 2013, there were 415,936 shares of Stock Rights excluded in computing diluted common shares outstanding because the exercise price exceeded the average share value for the periods.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Available-for-sale:
U.S. Government agencies	$8,830	$44	$23	$8,851
State and municipals	180,809	5,383	2,750	183,442
Corporate debt securities	9,009	13	45	8,977
Other debt securities	4,736	—	358	4,378
Equity securities	4,277	—	116	4,161
Mortgage-backed securities:
Residential government sponsored	31,066	1,228	322	31,972
Other government sponsored	4,604	224	—	4,828
	$243,331	$6,892	$3,614	$246,609
Held-to-maturity:
State and municipals	$217,296	$1,406	$5,420	$213,282
Corporate debt securities	14,000	16	980	13,036
Other debt securities	10,000	—	—	10,000
	$241,296	$1,422	$6,400	$236,318

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Available-for-sale:
U.S. Government agencies	$15,720	$4	$663	$15,061
State and municipals	194,224	2,704	5,665	191,263
Corporate debt securities	9,011	16	138	8,889
Other debt securities	4,727	—	347	4,380
Equity securities	979	—	57	922
Mortgage-backed securities:
Residential government sponsored	41,231	1,442	659	42,014
Other government sponsored	7,615	276	3	7,888
	$273,507	$4,442	$7,532	$270,417
Held-to-maturity:
State and municipals	$221,378	$379	$10,169	$211,588
Corporate debt securities	16,000	—	1,081	14,919
Other debt securities	10,000	—	—	10,000
	$247,378	$379	$11,250	$236,507

The amortized cost and estimated fair value of investment securities at March 31, 2014, by contractual maturity, are shown below (dollars in thousands). The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
Available-for-sale:
Due after one through five years	$1,197	$1,218
Due after five through ten years	12,429	12,628
Due after ten years	225,428	228,602
Total debt securities	239,054	242,448
Equity securities	4,277	4,161
	$243,331	$246,609

Held-to-maturity:
Due in one year or less	$540	$543
Due after one year through five years	11,830	11,002
Due after five through ten years	24,002	23,910
Due after ten years	204,924	200,863
	$241,296	$236,318

At March 31, 2014 and December 31, 2013, investment securities with an estimated fair value of approximately $217.3 million and $184.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Proceeds from sales	$34,157	$15,797

Gross realized gains on sales	$337	$—
Gross realized losses on sales	(902)	(228)
Total realized losses, net	$(565)	$(228)

During the three months ended March 31, 2014, the Company sold $3.3 million of investment securities classified as held-to-maturity and recorded a realized gain of $0.1 million on this sale. These securities were state and municipal debt obligations that were downgraded by Moody's as a result of allegations of fraud and multiple pending investigations of the issuer. As a result of the downgrade of the securities, the Company's intent to hold these securities changed and management elected to divest of its interest in the downgraded securities. As the Company's intent and ability to hold the remaining held-to-maturity securities was not impacted by the sale, the Company did not reclassify the remaining securities to the available-for-sale category.

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less Than 12 Months			12 Months or More			Total
March 31, 2014	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government agencies	1	$4,426	$23	—	$—	$—	$4,426	$23
State and municipals	11	21,565	1,012	22	42,172	1,738	63,737	2,750
Corporate debt securities	—	—	—	1	2,955	45	2,955	45
Other debt securities	1	4,378	358	—	—	—	4,378	358
Equity securities	1	863	116	—	—	—	863	116
Mortgage-backed securities	9	9,947	302	1	991	20	10,938	322
	23	$41,179	$1,811	24	$46,118	$1,803	$87,297	$3,614

Held-to-maturity:
State and municipals	97	$107,005	$3,633	34	$40,789	$1,787	$147,794	$5,420
Corporate debt securities	—	—	—	1	3,020	980	3,020	980
	97	$107,005	$3,633	35	$43,809	$2,767	$150,814	$6,400

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government agencies	5	$14,583	$663	—	$—	$—	$14,583	$663
State and municipals	47	72,821	3,647	21	27,976	2,018	100,797	5,665
Corporate debt securities	2	7,862	138	—	—	—	7,862	138
Other debt securities	1	4,380	347	—	—	—	4,380	347
Equity securities	1	922	57	—	—	—	922	57
Mortgage-backed securities	15	14,146	444	4	4,582	218	18,728	662
	71	$114,714	$5,296	25	$32,558	$2,236	$147,272	$7,532

Held-to-maturity:
State and municipals	150	$162,565	$8,325	25	$28,238	$1,844	$190,803	$10,169
Corporate debt securities	1	4,939	61	1	2,980	1,020	7,919	1,081
	151	$167,504	$8,386	26	$31,218	$2,864	$198,722	$11,250

At March 31, 2014, the Company noted that, of the 164 state and municipal securities in an unrealized loss position, only 56 of these securities have been in an unrealized loss position for greater than 12 months. All state and municipal securities in the Company's portfolio were rated as investment grade at March 31, 2014. The corporate debt securities are with well-capitalized and sound financial institutions. The other debt security is backed by a pool of student loan debt. The security has been in that position for less than 12 months and has an investment grade rating. The equity securities held by the Company consist of common and preferred stock that have been in an unrealized loss position for less than 12 months and there are no concerns about the long-term viability of the issuers. The gross unrealized losses reported for the mortgage-backed securities relate to investment securities issued by the Federal National Mortgage Association, the Government National Mortgage Association, or Federal Home Loan Mortgage Corporation. The gross unrealized loss reported for the U.S. government agency security relates to an investment security issued by the United States Small Business Administration. The agency security has been in an unrealized loss position for less than 12 months.

The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these investment securities before the anticipated recovery of the amortized cost basis. The unrealized losses for the debt securities are caused by changes in market interest rates and not credit concerns related to the respective issuers. Based on this analysis, the Company does not consider these investment securities to be other-than-temporarily impaired at March 31, 2014.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below (dollars in thousands):

	March 31, 2014			December 31, 2013
	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
Commercial real estate	$1,061,961	$301,203	$1,363,164	$1,014,633	$318,023	$1,332,656
Commercial construction	187,113	38,007	225,120	202,140	42,420	244,560
Commercial and industrial	136,325	25,797	162,122	139,567	29,372	168,939
Leases	16,286	—	16,286	16,137	—	16,137
Total commercial	1,401,685	365,007	1,766,692	1,372,477	389,815	1,762,292
Residential construction	31,506	2,790	34,296	29,636	2,798	32,434
Residential mortgage	321,550	165,602	487,152	294,660	173,263	467,923
Consumer and other	10,507	5,428	15,935	8,103	5,765	13,868
	$1,765,248	$538,827	$2,304,075	$1,704,876	$571,641	$2,276,517

(1)
Amount includes $175.0 million and $187.7 million of acquired loans covered under FDIC loss-share agreements at March 31, 2014 and December 31, 2013, respectively. The unpaid principal balance for acquired loans covered under FDIC loss-share agreements was $180.9 million and $195.4 million at March 31, 2014 and December 31, 2013, respectively.

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
A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. The following tables detail changes in the carrying amount of covered acquired loans and accretable yield for loans receivable for the three months ended March 31, 2014 and year ended December 31, 2013 (dollars in thousands):

	2014		2013
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of period	$(6,058)	$187,661	$(12,895)	$248,930
Reductions from payments and foreclosures, net	—	(14,189)	—	(70,042)
Reclass from non-accretable to accretable yield	(99)	99	(968)	968
Accretion	1,459	1,459	7,805	7,805
Balance at end of period	$(4,698)	$175,030	$(6,058)	$187,661

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank. At March 31, 2014 and December 31, 2013, real estate loans with carrying values of $801.3 million and $759.2 million, respectively, were pledged to secure borrowing facilities from these institutions.

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

Commercial and industrial loans and leases
Each commercial loan or lease is underwritten based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower’s businesses including the experience and background of the principals is obtained prior to approval. Collateral securing these loans is primarily business assets such as inventory or accounts receivable. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed. Common risks include general economic conditions within the markets BNC serves, as well as risks that are specific to each transaction, including demand for products and services and reductions in the fair value of collateral.

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

At March 31, 2014, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $104.8 million, which represented approximately 94% of the total second liens held by the Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15 year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding prinicpal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At March 31, 2014, approximately 97% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria includes analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either renewed, converted to conventional second mortgage loans that are fully amortizing, or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals. The following table summarizes the maturity dates of our home equity lines of credit as of March 31, 2014 (dollars in thousands):

2014	$1,668
2015	1,533
2016	3,127
2017	3,549
2018	4,222
Thereafter	144,478
$158,577

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

An analysis of the allowance for loan losses for the three months ended March 31, 2014 and 2013 is presented below (dollars in thousands):

2014	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Allowance for loan losses:
Balance January 1, 2014	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875
Charge-offs	(1,586)	(1,580)	(1,254)	—	—	(1,064)	(92)	(5,576)
Recoveries	138	549	113	—	10	142	9	961
Provision (1)	67	199	1,200	18	27	949	101	2,561
Change in FDIC indemnification asset (1)	147	(239)	64	—	(6)	61	32	59
Balance March 31, 2014	$13,518	$5,667	$3,260	$74	$244	$7,818	$299	$30,880

Balances as of March 31, 2014:
Specific reserves:
Impaired loans	$2,265	$601	$61	$—	$47	$861	$10	$3,845
Purchase credit impaired loans	2,359	453	354	—	—	1,782	18	4,966
Total specific reserves	4,624	1,054	415	—	47	2,643	28	8,811
General reserves	8,894	4,613	2,845	74	197	5,175	271	22,069
Total	$13,518	$5,667	$3,260	$74	$244	$7,818	$299	$30,880

Loans:
Individually evaluated for impairment	$32,146	$9,871	$1,399	$—	$354	$10,334	$139	$54,243
Purchase credit impaired loans	93,078	16,496	5,400	—	—	48,488	1,763	165,225
Loans collectively evaluated for impairment	1,237,940	198,753	155,323	16,286	33,942	428,330	14,033	2,084,607
Total	$1,363,164	$225,120	$162,122	$16,286	$34,296	$487,152	$15,935	$2,304,075

2013	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Allowance for loan losses:
Balance January 1, 2013	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292
Charge-offs	(1,407)	(3,119)	(1,339)	—	—	(2,579)	(12)	(8,456)
Recoveries	4	34	93	—	5	143	5	284
Provision (2)	(1,245)	2,858	1,217	(18)	(252)	1,549	6	4,115
Change in FDIC indemnification asset (2)	(539)	474	(2)	—	(1)	1,982	(1)	1,913
Balance March 31, 2013	$12,531	$10,054	$3,547	$—	$345	$11,536	$135	$38,148

Balances as of March 31, 2013:
Specific reserves:
Impaired loans	$469	$3,668	$74	$—	$2	$1,460	$—	$5,673
Purchase credit impaired loans	5,438	1,205	744	—	—	5,777	18	13,182
Total specific reserves	5,907	4,873	818	—	2	7,237	18	18,855
General reserves	6,624	5,181	2,729	—	343	4,299	117	19,293
Total	$12,531	$10,054	$3,547	$—	$345	$11,536	$135	$38,148

Loans:
Individually evaluated for impairment	$26,992	$17,700	$505	$—	$360	$16,044	$122	$61,723
Purchase credit impaired loans	118,043	34,439	11,763	—	977	64,451	2,513	232,186
Loans collectively evaluated for impairment	1,011,139	172,441	152,276	14,370	29,471	349,010	8,533	1,737,240
Total	$1,156,174	$224,580	$164,544	$14,370	$30,808	$429,505	$11,168	$2,031,149

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $0 for the three months ended March 31, 2014. This resulted in an increase in the FDIC indemnification asset of $0.1 million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loan portfolio of $0.1 million for the three months ended March 31, 2014.

(2)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $0.5 million for the three months ended March 31, 2013. This resulted in an increase in the FDIC indemnification asset of $1.9 million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loan portfolio of $2.4 million for the three months ended March 31, 2013.

The following tables present information related to impaired loans, excluding purchased impaired loans (dollars in thousands):

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
March 31, 2014	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
Originated:
Commercial real estate	$23,591	$23,537	$2,221	$8,639	$8,621
Commercial construction	3,317	3,303	587	6,582	6,567
Commercial and industrial	1,407	1,395	59	—	—
Residential construction	355	354	47	—	—
Residential mortgage	6,152	6,122	834	4,209	4,197
Consumer and other	105	104	10	35	35
Total originated	34,927	34,815	3,758	19,465	19,420
Acquired (non-covered):
Commercial real estate	487	486	44	545	553
Commercial construction	139	138	14	—	—
Commercial and industrial	143	143	2	291	476
Residential mortgage	452	481	27	1,657	1,948
Consumer and other	—	—	—	23	20
Total acquired (non-covered)	1,221	1,248	87	2,516	2,997
Acquired (covered):
Commercial real estate	—	—	—	1,137	1,150
Commercial construction	—	—	—	778	792
Commercial and industrial	—	—	—	—	33
Residential mortgage	—	—	—	5,840	5,897
Total acquired (covered)	—	—	—	7,755	7,872
Total loans	$36,148	$36,063	$3,845	$29,736	$30,289

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
Originated:
Commercial real estate	$16,261	$16,228	$3,164	$17,129	$17,116
Commercial construction	7,239	7,218	1,582	5,536	5,902
Commercial and industrial	934	932	42	3	—
Residential construction	357	355	35	—	—
Residential mortgage	8,529	8,513	1,333	3,719	3,699
Consumer and other	104	104	10	37	37
Total originated	33,424	33,350	6,166	26,424	26,754
Acquired (non-covered):
Commercial real estate	490	489	45	557	565
Commercial construction	142	141	14	—	—
Commercial and industrial	185	185	1	406	648
Residential mortgage	636	636	27	1,236	1,528
Consumer and other	—	—	—	24	21
Total acquired (non-covered)	1,453	1,451	87	2,223	2,762
Acquired (covered):
Commercial real estate	—	—	—	173	183
Commercial construction	—	—	—	400	414
Commercial and industrial	—	—	—	3	35
Residential mortgage	—	—	—	5,788	5,877
Total acquired (covered)	—	—	—	6,364	6,509
Total loans	$34,877	$34,801	$6,253	$35,011	$36,025

The following tables present information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans, for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with allowance:
Commercial real estate	$21,276	$205	$6,620	$57
Commercial construction	4,144	37	7,284	41
Commercial and industrial	1,545	10	79	—
Residential construction	365	3	241	2
Residential mortgage	7,601	44	9,120	48
Consumer and other	107	—	—	—
Total impaired loans with allowance	$35,038	$299	$23,344	$148
Impaired loans with no allowance:
Commercial real estate	$12,966	$38	$18,859	$174
Commercial construction	7,126	37	9,243	24
Commercial and industrial	326	—	667	3
Residential construction	—	—	—	—
Residential mortgage	11,266	45	9,613	29
Consumer and other	56	—	84	—
Total impaired loans with no allowance	$31,740	$120	$38,466	$230

For the three months ended March 31, 2014 and 2013, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. For the three ended March 31, 2014 and 2013, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following tables present an aging analysis of the recorded investment in the Company's loans (dollars in thousands):

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
Originated:
Commercial real estate	$3,651	$312	$—	$4,823	$8,786	$1,053,175	$1,061,961
Commercial construction	282	—	—	2,808	3,090	184,023	187,113
Commercial and industrial	636	16	—	286	938	135,387	136,325
Leases	—	—	—	—	—	16,286	16,286
Residential construction	—	—	—	—	—	31,506	31,506
Residential mortgage	1,342	1,018	—	3,332	5,692	315,858	321,550
Consumer and other	6	—	—	36	42	10,465	10,507
Total originated	5,917	1,346	—	11,285	18,548	1,746,700	1,765,248
Acquired (non-covered):
Commercial real estate	306	94	—	593	993	210,321	211,314
Commercial construction	19	—	—	—	19	21,351	21,370
Commercial and industrial	—	—	—	433	433	20,501	20,934
Residential construction	—	—	—	—	—	2,790	2,790
Residential mortgage	530	19	—	1,906	2,455	101,271	103,726
Consumer and other	57	5	—	23	85	3,578	3,663
Total acquired (non-covered)	912	118	—	2,955	3,985	359,812	363,797
Acquired (covered):
Commercial real estate	1,464	138	—	7,767	9,369	80,520	89,889
Commercial construction	40	320	—	5,433	5,793	10,844	16,637
Commercial and industrial	34	—	—	247	281	4,582	4,863
Residential construction	—	—	—	—	—	—	—
Residential mortgage	957	41	—	7,313	8,311	53,565	61,876
Consumer and other	—	—	—	43	43	1,722	1,765
Total acquired (covered)	2,495	499	—	20,803	23,797	151,233	175,030
Total loans	$9,324	$1,963	$—	$35,043	$46,330	$2,257,745	$2,304,075

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
Originated:
Commercial real estate	$353	$—	$—	$6,044	$6,397	$1,008,236	$1,014,633
Commercial construction	14	20	—	2,801	2,835	199,305	202,140
Commercial and industrial	533	10	—	245	788	138,779	139,567
Leases	—	—	—	—	—	16,137	16,137
Residential construction	—	—	—	—	—	29,636	29,636
Residential mortgage	1,417	248	—	5,102	6,767	287,893	294,660
Consumer and other	—	—	—	37	37	8,066	8,103
Total originated	2,317	278	—	14,229	16,824	1,688,052	1,704,876
Acquired (non-covered):
Commercial real estate	116	—	—	605	721	220,850	221,571
Commercial construction	50	—	—	—	50	24,039	24,089
Commercial and industrial	—	5	—	591	596	22,857	23,453
Residential construction	—	—	—	—	—	2,782	2,782
Residential mortgage	950	514	—	1,665	3,129	105,110	108,239
Consumer and other	108	1	—	24	133	3,713	3,846
Total acquired (non-covered)	1,224	520	—	2,885	4,629	379,351	383,980
Acquired (covered):
Commercial real estate	1,145	848	—	8,086	10,079	86,373	96,452
Commercial construction	201	38	—	5,111	5,350	12,981	18,331
Commercial and industrial	—	47	—	640	687	5,232	5,919
Residential construction	—	—	—	—	—	16	16
Residential mortgage	313	28	—	9,818	10,159	54,865	65,024
Consumer and other	8	2	—	90	100	1,819	1,919
Total acquired (covered)	1,667	963	—	23,745	26,375	161,286	187,661
Total loans	$5,208	$1,761	$—	$40,859	$47,828	$2,228,689	$2,276,517

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
Loss. Loans classified as loss are considered uncollectible and are in the process of being charged-off, as soon as practical, once so classified.
The following tables present the recorded investment in the Company’s loans by credit quality indicator (dollars in thousands):

March 31, 2014	Total	Pass Credits	Special Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$1,061,961	$973,474	$47,036	$41,451	$—	$—
Commercial construction	187,113	163,366	16,146	7,601	—	—
Commercial and industrial	136,325	130,189	4,178	1,958	—	—
Leases	16,286	16,286	—	—	—	—
Residential construction	31,506	29,828	1,324	354	—	—
Residential mortgage	321,550	288,559	17,579	15,412	—	—
Consumer and other	10,507	10,131	258	118	—	—
Total originated	1,765,248	1,611,833	86,521	66,894	—	—
Total acquired (non-covered):
Commercial real estate	211,314	186,940	17,605	6,769	—	—
Commercial construction	21,370	17,999	1,731	1,640	—	—
Commercial and industrial	20,934	18,030	405	2,499	—	—
Residential construction	2,790	2,790	—	—	—	—
Residential mortgage	103,726	87,610	10,206	5,910	—	—
Consumer and other	3,663	3,576	64	23	—	—
Total acquired (non-covered):	363,797	316,945	30,011	16,841	—	—
Acquired (covered):
Commercial real estate	89,889	58,559	10,309	17,228	3,793	—
Commercial construction	16,637	7,901	1,052	6,860	824	—
Commercial and industrial	4,863	3,748	618	339	158	—
Residential construction	—	—	—	—	—	—
Residential mortgage	61,876	35,194	13,947	9,936	2,799	—
Consumer and other	1,765	1,628	94	43	—	—
Total acquired (covered)	175,030	107,030	26,020	34,406	7,574	—
Total loans	$2,304,075	$2,035,808	$142,552	$118,141	$7,574	$—

December 31, 2013	Total	Pass Credits	Special Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$1,014,633	$930,554	$37,685	$46,394	$—	$—
Commercial construction	202,140	175,365	13,113	13,662	—	—
Commercial and industrial	139,567	131,658	5,411	2,498	—	—
Leases	16,137	16,137	—	—	—	—
Residential construction	29,636	28,160	1,120	356	—	—
Residential mortgage	294,660	258,042	19,234	17,384	—	—
Consumer and other	8,103	7,807	177	119	—	—
Total originated	1,704,876	1,547,723	76,740	80,413	—	—
Acquired (non-covered):
Commercial real estate	221,571	195,526	17,343	8,702	—	—
Commercial construction	24,089	21,126	922	2,041	—	—
Commercial and industrial	23,453	18,681	3,328	1,444	—	—
Residential construction	2,782	2,782	—	—	—	—
Residential mortgage	108,239	91,847	10,766	5,626	—	—
Consumer and other	3,846	3,760	62	24	—	—
Total acquired (non-covered)	383,980	333,722	32,421	17,837	—	—
Acquired (covered):
Commercial real estate	96,452	61,091	12,831	17,929	4,601	—
Commercial construction	18,331	9,756	1,397	6,751	427	—
Commercial and industrial	5,919	4,231	796	332	560	—
Residential construction	16	—	16	—	—	—
Residential mortgage	65,024	36,744	13,246	10,296	4,738	—
Consumer and other	1,919	1,726	103	90	—	—
Total acquired (covered)	187,661	113,548	28,389	35,398	10,326	—
Total loans	$2,276,517	$1,994,993	$137,550	$133,648	$10,326	$—

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

The following tables provide a summary of loans modified as TDRs (dollars in thousands):

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
March 31, 2014
Commercial real estate	$5,339	$940	$6,279	$550
Commercial construction	5,247	272	5,519	481
Commercial and industrial	661	—	661	38
Residential mortgage	6,573	592	7,165	633
Consumer and other	104	35	139	10
Total modifications	$17,924	$1,839	$19,763	$1,712
Total contracts	42	11	53

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2013
Commercial real estate	$3,986	$1,107	$5,093	$767
Commercial construction	5,472	274	5,746	520
Commercial and industrial	662	—	662	36
Residential mortgage	6,545	625	7,170	476
Consumer and other	105	37	142	11
Total modifications	$16,770	$2,043	$18,813	$1,810
Total contracts	43	10	53

As of March 31, 2014 and December 31, 2013, the Company had no available commitments outstanding on TDRs.

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

The following tables present new TDRs by modification category for the three months ended March 31, 2014 and 2013 (dollars in thousands). All balances represent the recorded investment as of the end of the period in which the modification was made.

	2014
	Rate Modifications	Term Modifications	Interest only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate	$—	$—	$—	$1,338	$—	$1,338

	2013
	Rate Modifications	Term Modifications	Interest only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate	$—	$648	$—	$—	$812	$1,460
Commercial construction	—	—	—	—	486	486
Total modifications	$—	$648	$—	$—	$1,298	$1,946

The following tables summarize the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred during the three months ended March 31, 2014 and 2013 (dollars in thousands). The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

2014
Residential mortgage	$110

2013
Commercial construction	$5,906
Commercial and industrial	29

Loans held for sale
The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity for the three months ended March 31, 2014 and 2013 is summarized below (dollars in thousands):

	2014	2013
Loans held for sale	$18,895	$46,134
Proceeds from sales of loans held for sale	69,412	99,992
Mortgage fees	1,558	2,381

NOTE 6 – FDIC INDEMNIFICATION ASSET

The Company has recorded an indemnification asset related to loss-share agreements entered into with the FDIC wherein the FDIC will reimburse the Company for certain amounts related to certain acquired loans and other real estate owned should the Company experience a loss. Under the loss-sharing arrangements, the FDIC has agreed to absorb 80% of all future losses and workout expenses on these assets which occur prior to the expiration of the loss-sharing agreements. The Company entered into the respective loss-share agreements with the acquisitions of Beach First National Bank (“Beach First”) and Blue Ridge Savings Bank (“Blue Ridge”).

Each loss-sharing arrangement consists of one single family residential mortgage loan agreement and one commercial and other loans and other real estate owned agreement. The commercial and other loan and other real estate owned loss-share agreements provide for FDIC loss-sharing for five years from April 9, 2010 and October 14, 2011 for the purchases of Beach First and Blue Ridge, respectively, and reimbursement to the FDIC for eight years from these dates. The single family residential mortgage loan loss-share agreements provide for FDIC loss-sharing and reimbursement for recoveries to the FDIC for ten years from these dates for the purchases, and reimbursement to the FDIC for ten years from these dates.

The following tables present activity for the FDIC indemnification asset for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Balance at beginning of period	$16,886	$53,519
Accretion of present value discount, net	392	(24)
Post-acquisition adjustments	(762)	(47)
Receipt of payments from FDIC	(2,848)	(10,972)
Balance at end of period	$13,668	$42,476

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

Derivatives Designated as Cash Flow Hedges of Interest Rate Risk

The Company has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. During the first quarter of 2009, the Company entered into a five-year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. The interest rate cap matured on February 16, 2014.

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

Derivatives Not Designated as Hedges

The Company utilizes derivative financial instruments, including interest rate swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. These derivative positions are recorded at fair value on the Company’s consolidated balance sheet and, due to the matched nature of these derivative instruments, changes in fair value do not impact the Company’s earnings. At March 31, 2014 and December 31, 2013, the Company had notional amounts of $31.0 million and $31.2 million, respectively, on interest rate contracts with corporate customers and in offsetting interest rate contracts with another financial institution to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following tables present the fair value of the Company’s derivatives (dollars in thousands):

	March 31, 2014			December 31, 2013
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:
Derivatives designated as hedging instruments:
Interest rate cap	N/A	N/A	N/A	$250,000	Other assets	$—
Interest rate swap	125,000	Other assets	1,830	125,000	Other assets	2,744
	$125,000		$1,830	$375,000		$2,744

Derivatives not designated as hedging instruments:
Interest rate swaps	$27,761	Other assets	$459	$27,965	Other assets	$424
Interest rate cap/floor	3,239	Other assets	60	3,256	Other assets	98
	$31,000		$519	$31,221		$522

Derivative liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$31,000	Accrued expenses and other liabilities	$519	$31,221	Accrued expenses and other liabilities	$522

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following tables (dollar amounts in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
March 31, 2014
Derivative assets	$2,349	$—	$2,349	$—	$1,730	$619
Derivative liabilities	519	—	519	—	519	—
Total derivative instruments	$2,868	$—	$2,868	$—	$2,249	$619

December 31, 2013
Derivative assets	$3,266	$—	$3,266	$—	$930	$2,336
Derivative liabilities	522	—	522	—	522	—
Total derivative instruments	$3,788	$—	$3,788	$—	$1,452	$2,336

The Company has recorded a net gain of $1.2 million, net of tax, as accumulated other comprehensive income at March 31, 2014 associated with cash flow hedging instruments and expects $0.8 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months. The following tables present the losses recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges for the three months ended March 31, 2014 and 2013 (dollars in thousands, net of tax):

	2014	2013
Derivatives designated as hedging instruments:
Amount of net losses recorded in OCI (effective portion)	$576	$475
Amount of net losses reclassified from OCI to earnings (1)	286	1,355

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended March 31, 2014 and 2013. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of March 31, 2014, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $0.5 million, for which the Company has posted collateral of $1.1 million.

NOTE 8 – BORROWINGS

The following table presents the Company’s short-term borrowings (dollars in thousands):

	March 31, 2014	December 31, 2013
Repurchase agreements	$29,182	$27,202
Advances from FHLB	17,100	97,300
Federal funds purchased	1,730	1,090
Total short-term borrowings	$48,012	$125,592

Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The following tables present the Company’s long-term debt (dollars in thousands):

	March 31, 2014	December 31, 2013
FHLB advances	$51,000	$51,100
Term loan	28,875	28,875
Junior subordinated debentures	23,713	23,713
	103,588	103,688
Less: FHLB prepayment penalty	2,109	2,179
Total	$101,479	$101,509

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $65.0 million at March 31, 2014. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At March 31, 2014, commercial loans and investment securities with carrying values of $215.8 million and $2.8 million, respectively, were assigned under these arrangements. At March 31, 2014, the Company had approximately $172.1 million in borrowing capacity available under these arrangements with no outstanding balance due.

The advances from the FHLB have been made against a $363.8 million line of credit secured by real estate loans and investment securities with carrying values of $585.5 million and $11.9 million, respectively, as of March 31, 2014.

The Company was not aware of any violations of loan covenants at March 31, 2014.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income, net of taxes, for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Unrealized Holding Gains (Losses) on Available-For-Sale Investment Securities	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2013	$(1,946)	$3,811	$1,441	$3,306
Other comprehensive income (loss) before reclassifications	3,656	—	(576)	3,080
Amounts reclassified from accumulated other comprehensive income	356	(210)	286	432
Net current period other comprehensive income (loss)	4,012	(210)	(290)	3,512
Balance at March 31, 2014	$2,066	$3,601	$1,151	$6,818

	Unrealized Holding Gains on Available-For-Sale Investment Securities	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Losses on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2012	$8,872	$2,881	$(6,324)	$5,429
Other comprehensive income (loss) before reclassifications	(1,908)	—	(475)	(2,383)
Amounts reclassified from accumulated other comprehensive income	140	(88)	1,355	1,407
Net current period other comprehensive income (loss)	(1,768)	(88)	880	(976)
Balance at March 31, 2013	$7,104	$2,793	$(5,444)	$4,453

The following table details reclassification adjustments from accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

Component of accumulated other comprehensive income	2014	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains - investment securities available-for-sale	$(565)	Gain (loss) on sale of investment securities, net
	209	Income tax benefit (expense)
	(356)	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	334	Interest income - investment securities
	(124)	Income tax benefit (expense)
	210	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(457)	Interest expense - demand deposits
	171	Income tax benefit (expense)
	(286)	Total, net of tax
Total reclassifications for the period	$(432)	Total, net of tax

Component of accumulated other comprehensive income	2013	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains – investment securities available-for-sale	$(228)	Gain (loss) on sale of investment securities, net
	88	Income tax benefit (expense)
	(140)	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	143	Interest income - investment securities
	(55)	Income tax benefit (expense)
	88	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(2,205)	Interest expense - demand deposits
	850	Income tax benefit (expense)
	(1,355)	Total, net of tax
Total reclassifications for the period	$(1,407)	Total, net of tax

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

Investment Securities Available-for-Sale – The fair value of a portion of our investment in equity securities available-for-sale is determined by observing quoted prices in an active market for identical securities. As such, the Company classifies these securities as Level 1 valuation. The fair value of the remainder of our investment securities available-for-sale are determined by a third-party pricing service. The valuations provided by the third-party pricing service are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers and reference data obtained from market research publications. The valuation of mortgage-backed securities also includes new issue data, monthly payment information and “To Be Announced” prices. The valuation of state and municipal securities also include the use of material event notices. We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness. At least annually, we will validate prices supplied by the independent pricing service by comparing to prices obtained from a second third-party source. The Company classifies these investment securities as Level 2 valuation.

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

The following tables present information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
March 31, 2014
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$8,851	$—	$8,851	$—
State and municipals	183,442	—	183,442	—
Corporate debt securities	8,977	—	8,977	—
Other debt securities	4,378	—	4,378	—
Equity securities	4,161	863	3,298	—
Mortgage-backed securities:
Residential government sponsored	31,972	—	31,972	—
Other government sponsored	4,828	—	4,828	—
Total investment securities available-for-sale	246,609	863	245,746	—
Derivative instruments:
Interest rate swap - cash flow hedge	1,830	—	1,830	—
Interest rate swap - not designated	459	—	459	—
Interest rate cap/floor - not designated	60	—	60	—
Total derivative instruments	2,349	—	2,349	—
Total assets measured at fair value on a recurring basis	$248,958	$863	$248,095	$—
Liabilities:
Interest rate swap - not designated	$519	$—	$519	$—
Total liabilities measured at fair value on a recurring basis	$519	$—	$519	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2013
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$15,061	$—	$15,061	$—
State and municipals	191,263	—	191,263	—
Corporate debt securities	8,889	—	8,889	—
Other debt securities	4,380	—	4,380	—
Equity securities	922	922	—	—
Mortgage-backed securities:
Residential government sponsored	42,014	—	42,014	—
Other government sponsored	7,888	—	7,888	—
Total investment securities available-for-sale	270,417	922	269,495	—
Derivative instruments:
Interest rate swap - cash flow hedge	2,744	—	2,744	—
Interest rate cap - cash flow hedge	—	—	—	—
Interest rate swap - not designated	424	—	424	—
Interest rate cap/floor - not designated	98	—	98	—
Total derivative instruments	3,266	—	3,266	—
Total assets measured at fair value on a recurring basis	$273,683	$922	$272,761	$—
Liabilities:
Interest rate swap - not designated	$522	$—	$522	$—
Total liabilities measured at fair value on a recurring basis	$522	$—	$522	$—

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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
March 31, 2014
Loans held for sale	$18,895	$—	$18,895	$—
Impaired loans	210,837	—	—	210,837
Other real estate owned	44,906	—	—	44,906
Total assets measured at fair value on a nonrecurring basis	$274,638	$—	$18,895	$255,743

December 31, 2013
Loans held for sale	$30,899	$—	$30,899	$—
Impaired loans	228,736	—	—	228,736
Other real estate owned	47,606	—	—	47,606
Total assets measured at fair value on a nonrecurring basis	$307,241	$—	$30,899	$276,342

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2014 (dollars in thousands):

Description	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$210,837	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$44,906	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis (dollars in thousands):

March 31, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$115,654	$115,654	$115,654	$—	$—
Investment securities available-for-sale	246,609	246,609	863	245,746	—
Investment securities held-to-maturity	241,296	236,318	—	236,318	—
Federal Home Loan Bank stock	5,970	5,970	—	5,970	—
Loans held for sale	18,895	18,895	—	18,895	—
Loans receivable, net	2,273,195	2,296,008	—	2,085,171	210,837
Accrued interest receivable	11,165	11,165	—	11,165	—
FDIC indemnification asset	13,668	13,668	—	—	13,668
Investment in bank-owned life insurance	79,071	79,071	—	79,071	—
Interest rate swap derivative - cash flow hedge	1,830	1,830	—	1,830	—
Interest rate swap derivative - not designated	459	459	—	459	—
Interest rate cap/floor derivative - not designated	60	60	—	60	—
Financial liabilities:
Demand deposits and savings	$1,712,869	$1,712,869	$—	$1,712,869	$—
Time deposits	1,043,457	1,047,991	—	1,047,991	—
Short-term borrowings	48,012	48,476	—	48,476	—
Long-term debt	101,479	97,814	—	97,814	—
Accrued interest payable	1,105	1,105	—	1,105	—
Interest rate swap derivative - not designated	519	519	—	519	—

December 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$108,390	$108,390	$108,390	$—	$—
Investment securities available-for-sale	270,417	270,417	922	269,495	—
Investment securities held-to-maturity	247,378	236,507	—	236,507	—
Federal Home Loan Bank stock	10,720	10,720	—	10,720	—
Loans held for sale	30,899	30,899	—	30,899	—
Loans receivable, net	2,243,642	2,266,455	—	2,037,719	228,736
Accrued interest receivable	12,955	12,955	—	12,955	—
FDIC indemnification asset	16,886	16,886	—	—	16,886
Investment in bank-owned life insurance	78,439	78,439	—	78,439	—
Interest rate swap derivative - cash flow hedge	2,744	2,744	—	2,744	—
Interest rate cap derivative - cash flow hedge	—	—	—	0	—
Interest rate swap derivative - not designated	424	424	—	424	—
Interest rate cap/floor derivative - not designated	98	98	—	98	—
Financial liabilities:
Demand deposits and savings	$1,623,931	$1,623,931	$—	$1,623,931	$—
Time deposits	1,082,799	1,087,333	—	1,087,333	—
Short-term borrowings	125,592	126,126	—	126,126	—
Long-term debt	101,509	97,983	—	97,983	—
Accrued interest payable	1,434	1,434	—	1,434	—
Interest rate swap derivative - not designated	522	522	—	522	—

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

At March 31, 2014 and December 31, 2013, the Company committed to invest up to $8.8 million, respectively, in limited partnership interests of unconsolidated entities, of which $5.9 million and $7.5 million was unfunded at March 31, 2014 and December 31, 2013, respectively.

The following tables present the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk (dollars in thousands):

	March 31, 2014	December 31, 2013
Commitments under unfunded loans and lines of credit	$449,439	$377,021
Letters of credit	7,482	7,926
Unused credit card lines	4,064	4,120
Unfunded commitments for unconsolidated investments	5,850	7,450

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

NOTE 12 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At March 31, 2014, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013 Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). At March 31, 2014, the 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. At March 31, 2014, the Company had 368,967 Rights issued under the 2006 Omnibus Plan, 119,650 Rights issued and 1,355,722 Rights available for grants or awards under the 2013 Omnibus Plan, and 284,219 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. There were no grants of options during the three months ended March 31, 2014.

A summary of the Company’s stock option activity for the three months ended March 31, 2014 is presented below (dollars in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	412,337	$11.34
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2014	412,337	$11.34	2.89	2,470
Exercisable at March 31, 2014	409,513	$11.35	2.87	2,448
Share options expected to vest	2,824	$9.71	6.06	22

The related compensation expense recognized for stock options was immaterial for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was an immaterial amount of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 0.61 years.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the three months ended March 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2013	303,396	$9.58
Granted	73,603	17.27
Vested	(16,500)	12.70
Forfeited	—	—
Unvested at March 31, 2014	360,499	$11.01

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the three months ended March 31, 2014 and 2013 was $0.5 million and $0.2 million, respectively. As of March 31, 2014, there was $3.0 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.39 years. The grant-date fair value of restricted stock grants vested during the three months ended March 31, 2014 was $0.2 million.

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

●
the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, and other reforms will subject us to a variety of new and more stringent legal and regulatory requirements, including increased scrutiny from our regulators;

●	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

●	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

●	adverse changes in credit quality trends;

●	our ability to determine accurate values of certain assets and liabilities;

●	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

●
our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

●	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

●	adequacy of our risk management program;

●	increased competitive pressure due to consolidation;

●	unanticipated adverse effects and integration costs of acquisitions and dispositions of assets, business units or affiliates;

●	our failure to realize anticipated benefits of our acquisitions or to realize the benefits within the existing time frame; or

●	our ability to integrate acquisitions and retain existing customers and attract new ones.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the allowance for loan losses, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form

10-K for the year ended December 31, 2013. The Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to the Company’s significant accounting policies during 2014. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” included herein.

Overview and Executive Summary

BNC Bancorp (the "Company") was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina ("BNC"), a full service commercial bank, incorporated under the laws of the State of North Carolina. Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from our investment portfolio. We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We target business professionals and small to mid-size business customers with credit relationships in the $250,000 to $25 million range through our 45 branches located in North and South Carolina.

Net income available to common shareholders for the quarter ended March 31, 2014 was $6.5 million, or $0.24 per diluted share, an increase of 72.9% from net income available to common shareholders of $3.8 million, or $0.14 per diluted share, for the quarter ended March 31, 2013.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average common shareholders’ equity (net income available to common shareholders as a percentage of average common shareholders’ equity). Our return on average assets was 0.83% and 0.51% for the three months ended March 31, 2014 and 2013, respectively. Our return on average common shareholders’ equity was 9.70% and 6.12% for the three months ended March 31, 2014 and 2013, respectively.

Total assets at March 31, 2014 were $3.21 billion, a decrease of 0.7% as compared to total assets of $3.23 billion at December 31, 2013.

During the first quarter of 2014, we saw continued economic improvement in our markets, particularly in the large metropolitan areas, which has led to a continued increase in lending activity. At the end of 2013, we began a home equity loan campaign, which was the primary reason for the 4.1% increase in our residential mortgage portfolio during the first quarter of 2014. We are also continuing to focus on replenishing the deposit portfolio with lower cost, transaction-based deposits, which have increased 5.5% during the first quarter of 2014. The increased deposit base, as well as proceeds from the sale of investment securities, were used to repay short-term advances from the Federal Home Loan Bank ("FHLB"), which decreased 82.4% from December 31, 2013.

On April 1, 2014, we completed the previously announced acquisition of South Street. None of the assets acquired, liabilities assumed or results of operations for South Street are included in the financial information as of and for the three months ended March 31, 2014.

Analysis of Results of Operations

Net Interest Income

Fully taxable-equivalent (“FTE”) net interest income for the first quarter of 2014 was $32.7 million, an increase of 19.1% from $27.5 million for the first quarter of 2013. FTE net interest margin was 4.61% for the first quarter of 2014, an increase of 41 basis points from 4.20% for the first quarter of 2013. Excluding hedging instrument expense, FTE net interest margin for the first quarter of 2014 was 4.63%, compared to 4.54% for the first quarter of 2013.

Average interest-earning assets were $2.88 billion for the first quarter of 2014, an increase of 8.7% from $2.65 billion for the first quarter of 2013. The increase from the first quarter of 2013 was primarily due to an increase in the investment securities portfolio, as well as an increase in portfolio loans, which came from continued loan growth in our key metropolitan markets, as well as the acquisition of Randolph during the fourth quarter of 2013.

The Company’s average yield on interest-earning assets was 5.31% for the first quarter of 2014, a decrease of two basis points from 5.33% for the first quarter of 2013. The decrease from the first quarter of 2013 was primarily due to lower interest rates on new production in our loan portfolio, as well as the repricing of variable rate loans at lower interest rates. Loan accretion during the first quarter of 2014 totaled $3.5 million, a slight increase from $3.3 million of accretion recorded in the first quarter of 2013.

Average interest-bearing liabilities were $2.55 billion for the first quarter of 2014, an increase of 5.6% from $2.41 billion for the first quarter of 2013. The Company continued to grow the deposit base, particularly in transaction deposits, which was primarily driven by the acquisition of Randolph. Borrowings also increased when compared to the first quarter of 2013, primarily due to additional short-term borrowings from the FHLB and the term loan that was entered into in April 2013 to redeem all of our Series A Preferred Stock.

The Company’s average cost of interest-bearing liabilities was 0.80% for the first quarter of 2014, a decrease of 44 basis points from 1.24% for the first quarter of 2013. The decrease was primarily due to the elimination of hedging expense during the first quarter of 2014, due to the expiration of the interest rate cap. For the first quarter of 2014, cash flow hedging expenses totaled $0.2 million, compared to $2.2 million for the first quarter of 2013. The Company also continues to allow higher rate time deposits to expire and be replaced with lower cost funding.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2014 and 2013, as well as the variances between the periods caused by changes in interest rates versus changes in volumes (dollars in thousands):

Table 1
Average Balance and Net Interest Income (FTE)

	2014			2013
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
Interest-earning assets:
Loans and leases (1)	$2,288,490	$30,965	5.49%	$2,037,683	$28,762	5.72%
Loans held for sale	18,737	150	3.25%	45,911	379	3.35%
Investment securities, taxable	124,268	1,086	3.54%	139,637	1,039	3.02%
Investment securities, tax-exempt (2)	385,472	5,379	5.66%	322,144	4,521	5.69%
Interest-earning balances and other	62,579	128	0.83%	104,854	123	0.48%
Total interest-earning assets	2,879,546	37,708	5.31%	2,650,229	34,824	5.33%
Other assets	302,177			330,425
Total assets	$3,181,723			$2,980,654
Interest-bearing liabilities:
Demand deposits	$1,219,507	$1,501	0.50%	$1,092,732	$3,539	1.31%
Savings deposits	103,817	49	0.19%	84,008	61	0.29%
Time deposits	1,061,294	2,388	0.91%	1,117,159	3,152	1.14%
Borrowings	165,499	1,066	2.61%	120,496	611	2.06%
Total interest-bearing liabilities	2,550,117	5,004	0.80%	2,414,395	7,363	1.24%
Non-interest-bearing deposits	335,416			262,821
Other liabilities	19,454			17,050
Shareholders' equity	276,736			286,388
Total liabilities and shareholder's equity	$3,181,723			$2,980,654
Net interest income and
interest rate spread		$32,704	4.51%		$27,461	4.09%
Net interest margin			4.61%			4.20%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $2.0 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively.

Table 2
Volume and Rate Variance Analysis

	2014 vs. 2013
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Loans and leases	$3,467	$(1,264)	$2,203
Loans held for sale	(221)	(8)	(229)
Investment securities, taxable	(124)	171	47
Investment securities, tax-exempt (1)	886	(28)	858
Interest-earning balances and other	(68)	73	5
Total interest income	3,940	(1,056)	2,884

Interest expense:
Deposits:
Demand deposits	283	(2,321)	(2,038)
Savings deposits	12	(24)	(12)
Time deposits	(141)	(623)	(764)
Borrowings	259	196	455
Total interest expense	413	(2,772)	(2,359)
Net interest income increase	$3,527	$1,716	$5,243

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

During the first quarter of 2014, the Company recorded a provision for loan losses of $2.6 million, a decrease of 37.8% from $4.1 million recorded during the first quarter of 2013. The provision for loan losses recorded during the first quarter of 2014 related to loans not covered under loss-share agreements.

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

Non-Interest Income

Non-interest income was $5.1 million for the first quarter of 2014, a decrease of 17.4% from $6.2 million for the first quarter of 2013. The following table presents the components of non-interest income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

Table 3
Non-Interest Income

	2014	2013
Mortgage fees	$1,558	$2,381
Service charges	1,348	926
Earnings on bank-owned life insurance	580	559
Loss on sale of investment securities, net	(565)	(228)
Other	2,204	2,564
Total non-interest income	$5,125	$6,202

Adjusted non-interest income was $4.9 million for the first quarter of 2014, a decrease of 13.8% from $5.7 million for the first quarter of 2013. Adjusted non-interest income excludes acquisition-related gains (includes income related to the subsequent settlement of a liability assumed in an acquisition), proceeds from insurance settlements and gain (loss) on sale of investment securities. During the first quarter of 2014, the Company recorded $0.6 million of amortization of the FDIC loss-share receivable due to lower loss projections for the loans covered under loss-share agreements. Non-interest income was also adversely impacted by a slowdown in mortgage production, as mortgage income decreased by 34.6% from the first quarter 2013.

Non-Interest Expense

Non-interest expense was $24.8 million for the first quarter of 2014, an increase of 7.2% compared to $23.1 million for the first quarter of 2013. The following table presents the components of non-interest expense for the three months ended March 31, 2014 and 2013 (dollars in thousands):

Table 4
Non-Interest Expense

	2014	2013
Salaries and employee benefits	$13,709	$12,805
Occupancy	2,079	1,683
Furniture and equipment	1,598	1,379
Data processing and supplies	904	723
Advertising and business development	689	587
Insurance, professional and other services	1,508	1,458
FDIC insurance assessments	705	666
Loan, foreclosure and other real estate owned	1,362	2,018
Other	2,217	1,797
Total non-interest expense	$24,771	$23,116

Included in non-interest expense for the three months ended March 31, 2014 and 2013 were transaction-related expenses totaling $0.8 million and $1.0 million, respectively. These costs included professional fees, contract cancellations, personnel costs, and data processing and system conversion expenses related to our recent and pending acquisitions. Excluding transaction-related costs, adjusted non-interest expense for the first quarter of 2014 was $24.0 million, an increase of 8.6% from $22.1 million for the first quarter of 2013. The increase from the first quarter of 2013 is due to the additional employees and facilities acquired in the acquisition of Randolph.

We strive to maintain levels of non-interest expense that management believes are appropriate given the nature of our operations and the investments in personnel and facilities that have been necessary to generate growth. One of the keys to the momentum we have experienced has been the continuous investment in the core banking franchise, both in people and locations. As we strive to maintain momentum in our growth strategy, we will incur costs associated with investments in people, facilities and technology that are anticipated to benefit the shareholders as these investments reach their potential.

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

See the following table for the reconciliation of these non-GAAP financial measures with financial measures defined by GAAP for the three months ended March 31, 2014 and 2013 (dollars in thousands):

Table 5
Reconciliation of Non-GAAP Measures

Adjusted Non-interest Income	2014	2013
Non-interest income (GAAP)	$5,125	$6,202
Less: Loss on sale of investment securities	(565)	(228)
Insurance settlement	768	—
Acquisition-related gain	—	719
Adjusted non-interest income (non-GAAP)	$4,922	$5,711

Adjusted Non-interest Expense	2014	2013
Non-interest expense (GAAP)	$24,771	$23,116
Less: Transaction-related expenses	797	1,035
Adjusted non-interest expense (non-GAAP)	$23,974	$22,081

Income Taxes

Our income tax expense was $2.0 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively, as our income before taxes increased $3.7 million.

We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate.
Due to an increase in our level of taxable income relative to non-taxable income, our effective tax rate for the three months ended March 31, 2014 increased to 23.8%, as opposed to an effective tax rate of 10.1% for the three months ended March 31, 2013.

Analysis of Financial Condition

Investment Securities
Our investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Investment securities were $487.9 million at March 31, 2014, a decrease of 5.8% from total investment securities of $517.8 million at December 31, 2013. The vast majority of securities in the portfolio are bank-qualified taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. We also maintain portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies, as well as mortgage-backed securities issued or guaranteed by U.S. government agencies and corporate debt securities. Our investment securities portfolio is comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

We purchased $8.3 million of investment securities during the first quarter of 2014, which was offset by $42.6 million of sales, maturities and payments received during the same period. Net unrealized gains in our available-for-sale investment securities portfolio were $3.3 million as of March 31, 2014, as compared to a net unrealized loss of $3.1 million as of December 31, 2013. The increase in gross unrealized gains was primarily attributable to changes in market interest rates related to our state and municipal securities portfolio, relative to when the investments were purchased.

At March 31, 2014, our investment securities portfolio included 324 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions at March 31, 2014 (dollars in thousands):

Table 6
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
General obligation bonds:
Texas	$121,729	$122,047
Washington	29,565	29,195
Ohio	19,519	19,948
California	16,367	16,653
North Carolina	13,976	13,649
Pennsylvania	13,512	13,691
Other (22 states)	69,346	69,341
Total general obligation bonds:	284,014	284,524
Revenue bonds:
North Carolina	35,265	34,594
Indiana	14,032	14,305
South Carolina	12,484	12,025
Florida	11,546	11,388
Other (13 states)	40,764	39,888
Total revenue bonds:	114,091	112,200
Total obligations of state and political subdivisions	$398,105	$396,724

Our largest exposure in general obligation bonds was 62 bonds issued by various school districts in Texas with a total amortized cost basis of $84.3 million and total fair value of $84.8 million at March 31, 2014. Of this total, $68.5 million in amortized cost and $68.6 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

The revenue sources related to our investment in revenue bonds at March 31, 2014 are summarized in the following table (dollars in thousands):

Table 7
Revenue Bonds by Source

	Amortized Cost	Fair Value
Water and sewer	$21,743	$21,562
Health, hospitality and nursing home	20,461	20,137
College and university	19,738	19,373
Power and electricity	12,784	12,155
Lease (abatement)	7,061	7,469
Other	32,304	31,504
Total revenue bonds	$114,091	$112,200

Our largest individual exposures we had in revenue bonds at March 31, 2014 were three bonds issued by the South Carolina Public Service Authority to be repaid by future pledged power and utility revenue, and seven bonds issued by the North Carolina Medical Care Commission to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $19.0 million and the total fair value was $18.1 million at March 31, 2014.

Currently, our investments in state and political subdivisions are investment grade with all having a credit rating of either A+ or higher from Standard & Poors or Baa1 or higher by Moody’s. Investments in state and political subdivisions are subject to an initial pre-purchase credit assessment and ongoing monitoring. The factors considered in this analysis include review of the credit rating, as provided by one or more nationally recognized credit ratings agencies, capacity to pay, market and economic data, soundness of budgetary position, and sources, strength, and stability of tax or enterprise revenue, as well as any other factors as are available and relevant to the security or issuer. While we do not place sole reliance on the credit rating of the security, no investment in a state or political subdivision is considered for purchase unless it has an investment grade credit rating by one or more nationally recognized credit ratings agencies. We also perform additional detailed risk analysis should any security be downgraded below investment grade to determine if the security should be retained or sold. This risk analysis includes, but is not limited to, discussions with third party municipal credit analysts and review of the nationally recognized credit rating agency's analysis describing the downgrade.

Our evaluation of investments in state and political subdivisions at March 31, 2014 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

Loans

The following table presents the composition of our loan portfolio (dollars in thousands):

Table 8
Loan Portfolio Composition

	March 31, 2014		December 31, 2013
	Amount	% of Total Loans	Amount	% of Total Loans
Originated:
Commercial real estate	$1,061,961	46.1%	$1,014,633	44.6%
Commercial construction	187,113	8.1%	202,140	8.9%
Commercial and industrial	136,325	5.9%	139,567	6.1%
Leases	16,286	0.7%	16,137	0.7%
Residential construction	31,506	1.4%	29,636	1.3%
Residential mortgage	321,550	14.0%	294,660	12.9%
Consumer and other	10,507	0.5%	8,103	0.4%
Total non-covered	1,765,248	76.7%	1,704,876	74.9%

Acquired (non-covered):
Commercial real estate	$211,314	9.2%	$221,571	9.7%
Commercial construction	21,370	0.9%	24,089	1.0%
Commercial and industrial	20,934	0.9%	23,453	1.0%
Residential construction	2,790	0.1%	2,782	0.1%
Residential mortgage	103,726	4.5%	108,239	4.8%
Consumer and other	3,663	0.1%	3,846	0.2%
Total acquired (non-covered)	363,797	15.7%	383,980	16.8%

Acquired (covered):
Commercial real estate	89,889	3.9%	96,452	4.2%
Commercial construction	16,637	0.7%	18,331	0.8%
Commercial and industrial	4,863	0.2%	5,919	0.3%
Residential construction	—	0.0%	16	0.0%
Residential mortgage	61,876	2.7%	65,024	2.9%
Consumer and other	1,765	0.1%	1,919	0.1%
Total acquired (covered)	175,030	7.6%	187,661	8.3%
Total portfolio loans	$2,304,075	100.0%	$2,276,517	100.0%

Total portfolio loans were $2.30 billion at March 31, 2014, an increase of 1.2% from 2.28 billion at December 31, 2013. Our originated loan portfolio increased by 3.5% to $1.77 billion as of March 31, 2014, as compared to $1.70 billion at December 31, 2013. The increase during the first quarter of 2014 has primarily been due to organic growth in home equity lines of credit and commercial real estate loans.

Our acquired loan portfolio was $538.8 million at March 31, 2014, a decrease of 5.7% from $571.6 million at December 31, 2013. Acquired loans that are covered under loss-share agreements totaled $175.0 million at March 31, 2014, a decrease of 6.7% from $187.7 million at December 31, 2013.

The largest drivers of the increase in the originated loan portfolio were commercial real estate loans and residential mortgage loans. Increases in our commercial real estate portfolio continue to be in retail centers, primarily anchored and pre-leased, and hotels across our geographic footprint. The Company implemented a home equity line of credit campaign in November 2013, which has led to over $80 million of new loan volume directly related to the campaign. We also have a significant loan pipeline as of March 31, 2014, both due to unfunded construction projects where loan fundings were delayed due to the extended winter season, as well as home equity lines of credit in connection with our campaign.

Our loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the types of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by our Board of Directors. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners experienced in loan review work. We have focused our portfolio lending activities on experienced and successful commercial real estate investors that have access to multiple sources of funding.

Asset Quality

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned (“OREO”), were 2.49% of total assets at March 31, 2014, compared to 2.74% at December 31, 2013. Nonperforming assets not covered by loss-share were 1.44% of total assets not covered by loss-share as of March 31, 2014, compared to 1.52% at December 31, 2013.

The following table summarizes total nonperforming assets for the past five quarters (dollars in thousands):

Table 9
Nonperforming Assets

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Nonaccrual loans:
Not covered by loss-share agreements	$14,240	$17,114	$21,262	$22,276	$27,212
Covered by loss-share agreements	20,803	23,745	29,892	44,317	52,274
90 days or more past due:
Not covered by loss-share agreements	—	—	83	823	—
Covered by loss-share agreements	—	—	1	—	—
Other real estate owned:
Not covered by loss-share agreements	29,157	28,833	29,271	29,143	31,177
Covered by loss-share agreements	15,749	18,773	18,401	17,668	20,709
Total nonperforming assets	$79,949	$88,465	$98,910	$114,227	$131,372
Total nonperforming assets not covered by loss-share agreements	$43,397	$45,947	$50,616	$52,242	$58,389

Total nonperforming assets to total assets	2.49%	2.74%	3.33%	3.90%	4.48%
Total nonperforming assets to total assets (not covered by loss share)	1.44%	1.52%	1.84%	1.94%	2.19%

Total nonperforming loans to total portfolio loans	1.52%	1.79%	2.44%	3.29%	3.91%
Total nonperforming loans to total portfolio loans (not covered by loss share)	0.67%	0.82%	1.12%	1.26%	1.52%

Troubled debt restructurings not included in above	$17,924	$16,770	$13,802	$12,639	$10,896

Nonaccrual loans not covered by loss-share agreements totaled $14.2 million at March 31, 2014, a decrease of 16.8% from $17.1 million at December 31, 2013. Excluding loans covered by loss-share agreements, nonperforming loans as a percentage of total loans was 0.67% as of March 31, 2014, as compared to 0.82% as of December 31, 2013. Nonaccrual loans covered by loss-share agreements totaled $20.8 million as of March 31, 2014, a decrease of 12.4% from $23.7 million at December 31, 2013. The decrease in nonaccrual loans during the first quarter of 2014 was due to the Company’s continued efforts to resolve these problem loans.

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

OREO at March 31, 2014 totaled $44.9 million, which is a decrease of 5.7% from $47.6 million at December 31, 2013. At March 31, 2014, the carrying value of OREO covered by loss-share agreements was $15.7 million, a decrease of 16.1% from $18.8 million at December 31, 2013. OREO not covered by loss-share agreements totaled $29.2 million at March 31, 2014, as compared to $28.8 million at December 31, 2013. The Company sold $7.4 million of OREO properties during the quarter ended March 31, 2014, which was partially offset by $5.3 million of additions to OREO. For the quarter ended March 31, 2014, the Company recorded valuation adjustments of $0.6 million, a decrease from valuation adjustments of $0.8 million for the quarter ended March 31, 2013.

The following is a summary of OREO (dollars in thousands):

Table 10
Other Real Estate Owned

	March 31, 2014	December 31, 2013
Covered under loss-share agreements:
Residential 1-4 family properties	$6,558	$8,578
Multifamily properties	—	22
Commercial properties	3,534	4,035
Construction, land development and other land	5,657	6,138
	15,749	18,773
Not covered under loss-share agreements:
Residential 1-4 family properties	2,891	2,202
Multifamily properties	—	—
Commercial properties	7,449	7,584
Construction, land development and other land	18,817	19,047
	29,157	28,833
Total other real estate owned	$44,906	$47,606

Troubled debt restructurings (“TDRs”) were $19.8 million as of March 31, 2014, of which $2.9 million was covered under loss-share agreements. Of the $19.8 million of TDRs, $17.9 million are performing under the terms of the restructured agreements, as compared to $18.8 million of TDRs as of December 31, 2013, of which $16.8 million were performing under the terms of the restructured agreements. The increase in TDRs from December 31, 2013 was due to one large restructuring that occurred during the first quarter of 2014.

Allowance for Loan Losses

The allowance for loan losses was $30.9 million at March 31, 2014, a decrease of 6.1% from $32.9 million at December 31, 2013. This decrease was primarily due to a decrease in the allowance for loans covered under loss-share agreements, which was $4.8 million as of March 31, 2014, a decrease of $1.1 million from an allowance of $5.9 million as of December 31, 2013. The decrease in the allowance for loans covered under loss-share agreements was a direct result of the continued reduction in loans covered under loss-share agreements. The allowance for loans not covered by loss-share agreements was $26.1 million as of March 31, 2014, a decrease of $0.9 million from the allowance recorded as of December 31, 2013. Loan loss reserves to total portfolio loans were 1.34% and 1.44% at March 31, 2014 and December 31, 2013, respectively.

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

Net loan charge-offs for the first quarter of 2014 were $4.6 million, which included $3.4 million on loans not covered under loss-share agreements and net charge-offs of $1.2 million on loans covered under loss-share agreements. The Company incurred $3.6 million in net charge-off losses, which represented 0.64% of average loans for the first quarter of 2014, compared to net charge-off losses of $4.6 million, or 0.92% of average loans, for the first quarter of 2013.

The following table presents information related to the allowance for loan losses for the three months ended March 31, 2014 and 2013 (dollars in thousands):

Table 11
Analysis of Allowance for Loan Losses

	2014	2013
Beginning balance	$32,875	$40,292
Provision for credit losses:
Non-covered loans	2,561	3,650
Covered loans	—	465
Change in FDIC indemnification asset	59	1,913
Net charge-offs on loans covered under loss-share	(1,234)	(4,459)
Charge-offs on loans not covered under loss-share:
Commercial real estate	(806)	(420)
Commercial construction	(1,269)	(1,356)
Commercial and industrial	(844)	(1,276)
Leases	—	—
Residential construction	—	—
Residential mortgage	(828)	(792)
Consumer and other	(36)	(11)
Total charge-offs	(3,783)	(3,855)

Recoveries on loans not covered under loss-share:
Commercial real estate	130	4
Commercial construction	206	18
Commercial and industrial	28	75
Leases	—	—
Residential construction	3	4
Residential mortgage	29	38
Consumer and other	6	3
Total recoveries	402	142
Net charge-offs on loans not covered under loss-share	(3,381)	(3,713)
Ending balance	$30,880	$38,148

Ratios:
Ratio of allowance for loan losses to total portfolio loans	1.44%	1.88%
Ratio of allowance for loan losses to total portfolio loans (non-covered)	1.29%	1.68%
Net charge-offs of portfolio loans to total average loans	0.98%	1.63%
Net charge-offs of portfolio loans to total average loans (non-covered)	0.52%	0.84%

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

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. Total deposits at March 31, 2014 were $2.76 billion, an increase of 1.8% from total deposits of $2.71 billion as of December 31, 2013. Wholesale deposits were 31.1% of total deposits at March 31, 2014, a decrease compared to 32.8% as of December 31, 2013. Transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased 5.5% during the first quarter of 2014 and have increased 19.0% over the past twelve months. At March 31, 2014, time deposits were 37.9% of total deposits, compared to 40.0% at December 31, 2013.

Capital Resources

We are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of March 31, 2014 and December 31, 2013, we exceeded all regulatory capital requirements to be considered “well capitalized” as such terms are defined in applicable regulations. Our capital adequacy ratios are set forth below:

Table 12
Capital Adequacy Ratios

	"Well Capitalized" minimum	March 31, 2014	December 31, 2013
BNC Bancorp:
Total capital (to risk weighted assets)	10.00%	11.72%	11.57%
Tier 1 capital (to risk weighted assets)	6.00%	10.49%	10.33%
Tier 1 capital (to average assets)	5.00%	8.34%	8.12%

Bank of North Carolina:
Total capital (to risk weighted assets)	10.00%	12.74%	12.66%
Tier 1 capital (to risk weighted assets)	6.00%	11.50%	11.41%
Tier 1 capital (to average assets)	5.00%	9.14%	8.96%

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
Our cash liquidity position, which includes cash and cash equivalents and investment securities, was $603.6 million at March 31, 2014, compared to $626.2 million at December 31, 2013. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $363.8 million from the FHLB of Atlanta, with $68.1 million outstanding at March 31, 2014. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $172.1 million, with no outstanding balance at March 31, 2014.

These amounts are based on assets currently pledged. In addition, we may purchase federal funds through unsecured federal funds guidance lines of credit totaling $65.0 million, with no outstanding balance at March 31, 2014.
We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.
Contractual Obligations
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for discussion with respect to the Company’s contractual obligations. Additional disclosures about the Company’s contractual obligations are included in Note 8 “Borrowings” in the “Notes to Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, BNC’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2013 to March 31, 2014.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Refer to Note 11 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements”.

Item 1A. Risk Factors
In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

BNC BANCORP

Date: May 12, 2014	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer

Date: May 12, 2014	By: /s/ David B. Spencer
David B. Spencer
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
First Amendment to Plan and Agreement of Merger between BNC Bancorp and Community First Financial Group, Inc., dated March 21, 2014 (incorporated by reference from Exhibit 2.2 to the registrant’s Form S-4/A filed on April 17, 2014).

10.1	BNC Bancorp Executive Incentive Plan, effective January 1, 2014.
10.2	Award Letter to Richard D. Callicutt II, dated January 21, 2014.
10.3	Award Letter to David B. Spencer, dated January 21, 2014.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 12, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes:  (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.