Form 10-Q
period 2014-06-30
BNC BANCORP
filed 2014-08-11
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to ________

Commission File Number    000-50128

BNC Bancorp
(Exact name of registrant as specified in its charter)

North Carolina	47-0898685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3980 Premier Drive, Suite 210
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

The number of shares outstanding of the registrant's common stock as of August 7, 2014 was 29,456,169.

BNC BANCORP
FORM 10-Q

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash and due from banks	$58,148	$35,474
Interest-earning deposits in other banks	78,662	72,916
Investment securities available-for-sale, at fair value	256,285	270,417
Investment securities held-to-maturity, at amortized cost (fair value of $244,137 and $236,507 at June 30, 2014 and December 31, 2013, respectively)	245,341	247,378
Federal Home Loan Bank stock, at cost	8,381	10,720
Loans held for sale	23,714	30,899
Loans:
Originated loans	1,865,024	1,704,876
Acquired loans	805,275	571,641
Less allowance for loan losses	(30,129)	(32,875)
Net loans	2,640,170	2,243,642
Accrued interest receivable	13,806	12,955
Premises and equipment, net	86,992	76,126
Other real estate owned:
Covered under loss-share agreements	12,631	18,773
Not covered under loss-share agreements	38,092	28,833
FDIC indemnification asset	9,783	16,886
Investment in bank-owned life insurance	88,961	78,439
Goodwill and other intangible assets, net	62,406	34,966
Other assets	59,858	51,152
Total assets	$3,683,230	$3,229,576

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$464,682	$324,532
Interest-bearing demand	1,504,397	1,299,399
Time deposits	1,155,569	1,082,799
Total deposits	3,124,648	2,706,730
Short-term borrowings	108,275	125,592
Long-term debt	101,174	101,509
Accrued expenses and other liabilities	22,297	24,415
Total liabilities	3,356,394	2,958,246

Shareholders' Equity:
Common stock, no par value; authorized 60,000,000 shares; 23,728,643 and 21,310,832 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	209,390	168,616
Common stock, non-voting, no par value; authorized 20,000,000 shares; 5,992,213 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	57,849	57,849
Retained earnings	51,385	41,559
Stock in directors rabbi trust	(3,181)	(3,143)
Directors deferred fees obligation	3,181	3,143
Accumulated other comprehensive income	8,212	3,306
Total shareholders' equity	326,836	271,330
Total liabilities and shareholders' equity	$3,683,230	$3,229,576

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income:
Loans, including fees	$34,045	$29,618	$65,160	$58,759
Investment securities:
Taxable	1,190	1,047	2,276	2,086
Tax-exempt	3,285	2,926	6,674	5,774
Interest-earning balances and other	113	84	241	207
Total interest income	38,633	33,675	74,351	66,826
Interest Expense:
Demand deposits	1,236	3,539	2,786	7,139
Time deposits	2,424	2,785	4,812	5,937
Short-term borrowings	109	134	221	171
Long-term debt	963	906	1,917	1,480
Total interest expense	4,732	7,364	9,736	14,727
Net Interest Income	33,901	26,311	64,615	52,099
Provision for loan losses	2,140	2,288	4,701	6,403
Net interest income after provision for loan losses	31,761	24,023	59,914	45,696
Non-Interest Income:
Mortgage fees	1,954	2,480	3,512	4,861
Service charges	1,478	1,034	2,826	1,960
Earnings on bank-owned life insurance	609	542	1,189	1,101
Gain (loss) on sale of investment securities, net	—	176	(565)	(52)
Other	1,764	1,370	3,968	3,934
Total non-interest income	5,805	5,602	10,930	11,804
Non-Interest Expense:
Salaries and employee benefits	15,312	12,728	29,021	25,533
Occupancy	2,062	1,507	4,141	3,190
Furniture and equipment	1,570	1,260	3,168	2,639
Data processing and supplies	1,065	720	1,969	1,443
Advertising and business development	685	610	1,374	1,197
Insurance, professional and other services	3,300	1,457	4,808	2,915
FDIC insurance assessments	706	780	1,411	1,446
Loan, foreclosure and other real estate owned expenses	2,359	2,876	3,721	4,894
Other	2,453	1,821	4,670	3,618
Total non-interest expense	29,512	23,759	54,283	46,875
Income before income tax expense	8,054	5,866	16,561	10,625
Income tax expense	1,921	1,199	3,944	1,679
Net Income	6,133	4,667	12,617	8,946
Less preferred stock dividends and discount accretion	—	531	—	1,060
Net Income Available to Common Shareholders	$6,133	$4,136	$12,617	$7,886

Basic earnings per common share	$0.21	$0.16	$0.45	$0.30
Diluted earnings per common share	$0.21	$0.16	$0.45	$0.30
Dividends declared and paid per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$6,133	$4,667	$12,617	$8,946
Other comprehensive income (loss):
Investment securities:
Unrealized holding gain (loss) on investments securities available-for-sale	4,032	(8,779)	9,835	(11,883)
Tax effect	(1,492)	3,385	(3,639)	4,581
Reclassification of (gains) losses recognized in net income	—	(176)	565	52
Tax effect	—	68	(209)	(20)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(162)	(148)	(496)	(291)
Tax effect	60	57	184	112
Net of tax amount	2,438	(5,593)	6,240	(7,449)
Cash flow hedging activities:
Unrealized holding gains (losses)	(1,658)	3,709	(2,572)	2,936
Tax effect	614	(1,430)	952	(1,132)
Reclassification of losses recognized in net income	—	2,333	457	4,538
Tax effect	—	(899)	(171)	(1,749)
Net of tax amount	(1,044)	3,713	(1,334)	4,593
Total other comprehensive income (loss)	1,394	(1,880)	4,906	(2,856)
Total comprehensive income	$7,527	$2,787	$17,523	$6,090

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2014 and 2013
(Dollars in thousands, except per share data)

	Common stock		Common stock - nonvoting		Preferred stock Series A	Preferred stock Series B	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	20,462,667	$157,541	4,187,647	$40,688	$30,717	$17,161	$30,708	$(3,090)	$3,090	$5,429	$282,244
Net income	—	—	—	—	—	—	8,946	—	—	—	8,946
Directors deferred fees	—	—	—	—	—	—	—	71	(71)	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(2,856)	(2,856)
Redemption of preferred stock	—	—	—	—	(31,260)	—	—	—	—	—	(31,260)
Common stock issued pursuant to:
Stock-based compensation	10,604	406	—	—	—	—	—	—	—	—	406
Dividend reinvestment plan	13,726	128	—	—	—	—	—	—	—	—	128
Conversion of preferred stock	—	—	1,804,566	17,161	—	(17,161)	—	—	—	—	—
Cash dividends:
Common stock, $0.10 per share	—	—	—	—	—	—	(2,646)	—	—	—	(2,646)
Preferred stock, net of accretion	—	—	—	—	543	—	(1,060)	—	—	—	(517)
Balance, June 30, 2013	20,486,997	$158,075	5,992,213	$57,849	$—	$—	$35,948	$(3,019)	$3,019	$2,573	$254,445

Balance, December 31, 2013	21,310,832	$168,616	5,992,213	$57,849	$—	$—	$41,559	$(3,143)	$3,143	$3,306	$271,330
Net income	—	—	—	—	—	—	12,617	—	—	—	12,617
Directors deferred fees	—	—	—	—	—	—	—	(38)	38	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	4,906	4,906
Common stock issued pursuant to:
Purchase of South Street Financial	1,139,931	19,778	—	—	—	—	—	—	—	—	19,778
Purchase of Community First Financial Group	1,190,763	20,128	—	—	—	—	—	—	—	—	20,128
Stock-based compensation	76,331	929	—	—	—	—	—	—	—	—	929
Shares withheld for payment of taxes	(17,694)	(294)	—	—	—	—	—	—	—	—	(294)
Stock options exercised	41,633	457	—	—	—	—	—	—	—	—	457
Shares traded to exercise options	(23,083)	(419)	—	—	—	—	—	—	—	—	(419)
Excess income tax benefit	—	27	—	—	—	—	—	—	—	—	27
Dividend reinvestment plan	9,930	168	—	—	—	—	—	—	—	—	168
Cash dividends:
Common stock, $0.10 per share	—	—	—	—	—	—	(2,791)	—	—	—	(2,791)
Balance, June 30, 2014	23,728,643	$209,390	5,992,213	$57,849	$—	$—	$51,385	$(3,181)	$3,181	$8,212	$326,836

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$12,617	$8,946
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,701	6,403
Depreciation and amortization	2,681	2,162
Amortization of premiums, net	2,127	2,309
Amortization of intangible assets	931	522
Accretion of fair value purchase accounting adjustments	(6,925)	(8,094)
Acquisition-related gain	—	(719)
Cash flow hedge expense	163	4,538
Stock-based compensation	929	406
Deferred compensation	204	363
Earnings on bank-owned life insurance	(1,189)	(1,101)
Loss on sale of investment securities, net	565	52
Loss on disposal of premises and equipment	15	42
Losses on other real estate owned	1,955	1,695
Gain on sale of loans (mortgage fees)	(3,512)	(4,861)
Origination of loans held for sale	(139,483)	(175,967)
Proceeds from sales of loans held for sale	136,603	198,288
(Increase) decrease in accrued interest receivable	177	(312)
Payments received from FDIC under loss-share agreements	6,984	16,140
Decrease in other assets	1,033	6,196
Decrease in accrued expenses and other liabilities	(10,855)	(5,968)
Net cash provided by operating activities	9,721	51,040
Investing activities
Purchases of investment securities available-for-sale	(16,298)	(51,238)
Purchases of investment securities held-to-maturity	(5,269)	(24,093)
Proceeds from sales of investment securities available-for-sale	30,681	15,797
Proceeds from sales of investment securities held-to-maturity	3,476	—
Proceeds from maturities and payments of investment securities available-for-sale	33,226	34,153
Proceeds from maturities and payments of investment securities held-to-maturity	2,544	1,163
Redemption (purchase) of Federal Home Loan Bank stock	3,527	(2,176)
Net increase in loans	(71,290)	(33,085)
Purchases of premises and equipment	(2,715)	(4,847)
Proceeds from disposal of premises and equipment	—	6
Investment in bank-owned life insurance	(109)	(99)
Investment in other real estate owned	(436)	(1,399)
Proceeds from sales of other real estate owned	15,520	18,276
Net cash received from acquisitions	74,418	—
Net cash provided by (used in) investing activities	67,275	(47,542)

Financing activities
Net decrease in deposits	(11,045)	(226,898)
Net increase (decrease) in short-term borrowings	(34,277)	79,723
Net increase (decrease) in long-term-debt	(375)	27,345
Preferred stock redeemed, net	—	(31,260)
Common stock issued pursuant to dividend reinvestment plan	168	128
Common stock issued from exercise of stock options	38	—
Common stock repurchased in lieu of income taxes	(294)	—
Cash dividends paid, net of accretion	(2,791)	(3,164)
Net cash used in financing activities	(48,576)	(154,126)
Net increase (decrease) in cash and cash equivalents	28,420	(150,628)
Cash and cash equivalents, beginning of period	108,390	234,071
Cash and cash equivalents, end of period	$136,810	$83,443

Supplemental Statement of Cash Flows Disclosure
Interest paid	$10,011	$14,132
Income taxes paid	137	502
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$12,482	$14,132
Transfer of loans held for sale to loans	13,577	—
FDIC indemnification asset increase for losses, net	935	3,559
Transfer of securities from available-to-sale to held-to-maturity	—	86,526

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

Recently Adopted and Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. The ASU may be adopted using either a modified retrospective method or a full retrospective method and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to clarify that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

NOTE 2 – ACQUISITIONS

Pending Acquisition of Harbor Bank Group, Inc.

On June 4, 2014, the Company entered into an Agreement and Plan of Merger with Harbor Bank Group, Inc., the holding company for Harbor National Bank ("Harbor"), a commercial bank with approximately $306 million in assets serving small businesses and professionals in the Charleston and Mount Pleasant area of South Carolina. Harbor operates four branches and aligns with the Company’s strategy of growth focused within existing markets.

Under the merger agreement, Harbor's shareholders will receive 0.950 shares of the Company's common stock for each share of Harbor common stock owned. The Company anticipates that the acquisition will close in the fourth quarter of 2014, subject to customary closing conditions, including regulatory approval and approval of Harbor’s shareholders.

Acquisition of Community First Financial Group, Inc.

On June 1, 2014, the Company completed the acquisition of Community First Financial Group, Inc. ("Community First"), the parent company of Harrington Bank, pursuant to the terms of the Agreement and Plan of Merger dated December 17, 2013.

Community First shareholders elected to receive 0.4069 shares of the Company's voting common stock for each share of Community First common stock, or cash in the amount of $5.90 per share. 75% percent of Community First common shares were converted into the right to receive the Company's voting common stock, while the remaining 25% were converted into the right to receive cash. As part of the closing, Community First's preferred shareholders received cash payments equal to the liquidation value of their preferred shares.

A summary of assets received and liabilities assumed for Community First, as well as the associated fair value adjustments, are as follows (dollars in thousands):

	As Recorded by Community First	Fair Value Adjustments		As Recorded by BNC
Assets
Cash and due from banks	$47,330	$—		$47,330
Investment securities available-for-sale	12,000	—		12,000
Federal Home Loan Bank stock, at cost	293	—		293
Loans	152,885	(15,139)	(1)	137,746
Premises and equipment	545	(131)	(2)	414
Accrued interest receivable	436	—		436
Other real estate owned	1,419	(271)	(3)	1,148
Core deposit intangible	—	3,624	(4)	3,624
Other assets	6,849	4,552	(5)	11,401
Total assets acquired	$221,757	$(7,365)		214,392
Liabilities
Deposits	$(191,486)	(180)	(6)	$(191,666)
Long-term borrowings	(4,560)	—		(4,560)
Other liabilities	(1,063)	(205)	(7)	(1,268)
Total liabilities assumed	(197,109)	(385)		(197,494)
Net assets acquired				16,898
Total consideration paid				26,734
Goodwill				$9,836

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for the fair value of the premises and equipment.

(3)	Adjustment for the fair value of the other real estate owned.

(4)	Adjustment for the fair value of the core deposit intangible.

(5)	Adjustment for the deferred tax asset recognized from acquisition.

(6)	Adjustment for the fair value of the time deposits.

(7)	Adjustment for the fair value of leases acquired.

A summary of the consideration paid is as follows (dollars in thousands):

Common stock issued (1,190,763 shares)	$20,128
Redemption of preferred stock	850
Cash payments to common stockholders	5,756
Total consideration paid	$26,734

With this acquisition, the Company expanded its presence in the Raleigh-Durham-Chapel Hill area of North Carolina through the addition of three branches, a low-cost base of core deposits and an experienced in-market team that enhances our ability to grow in that market. Additionally, goodwill was also created by the expected cost savings that will be recognized in future periods through the elimination of redundant operations. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the banking operations reporting unit.

Acquisition of South Street Financial Corp.

On April 1, 2014, the Company completed the acquisition of South Street Financial Corp. ("South Street"), the parent company of Home Savings Bank of Albermarle, Inc., SSB, pursuant to the terms of the Agreement and Plan of Merger dated December 17, 2013.

South Street shareholders elected to receive 0.60 shares of the Company's voting common stock for each share of South Street common stock, or cash in the amount of $8.85 per share. Eighty percent of South Street's common shares were converted into the right to receive the Company's voting common stock, while the remaining 20% were converted into the right to receive cash. As part of the closing, each share of South Street's Series A Preferred Stock automatically converted into one share of South Street common stock.

A summary of assets received and liabilities assumed for South Street, as well as the associated fair value adjustments, are as follows (dollars in thousands):

	As Recorded by South Street	Fair Value Adjustments		As Recorded by BNC
Assets
Cash and due from banks	$39,680	$—		$39,680
Investment securities available-for-sale	13,000	—		13,000
Federal Home Loan Bank stock, at cost	895	—		895
Loans	188,386	(10,433)	(1)	177,953
Premises and equipment	9,273	(361)	(2)	8,912
Accrued interest receivable	592	—		592
Other real estate owned	12,358	(3,788)	(3)	8,570
Core deposit intangible	—	2,387	(4)	2,387
Other assets	13,554	4,785	(5)	18,339
Total assets acquired	$277,738	$(7,410)		270,328
Liabilities
Deposits	$(236,526)	$(1,188)	(6)	(237,714)
Long-term borrowings	(12,300)	—		(12,300)
Other liabilities	(7,075)	—		(7,075)
Total liabilities assumed	$(255,901)	$(1,188)		(257,089)
Net assets acquired				13,239
Total consideration paid				25,763
Goodwill				$12,524

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for the fair value of the premises and equipment.

(3)	Adjustment for the fair value of the other real estate owned.

(4)	Adjustment for the fair value of the core deposit intangible.

(5)	Adjustment for the deferred tax asset recognized from acquisition.

(6)	Adjustment for the fair value of the time deposits.

A summary of the consideration paid is as follows (dollars in thousands):

Common stock issued (1,139,931 shares)	$19,778
Cash payments to common stockholders	5,985
Total consideration paid	$25,763

With this acquisition, the Company expanded its presence in the metropolitan Charlotte, North Carolina market through the addition of four branches, an attractive loan portfolio and an experienced in-market team that enhances our ability to grow in that market. Additionally, goodwill was also created by the expected cost savings that will be recognized in future periods through the elimination of redundant operations. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the banking operations reporting unit.

The Company incurred transaction-related costs of $3.4 million and $3.9 million for the three and six months ended June 30, 2014 related to these acquisitions, which were expensed as incurred as a component of non-interest expense. Transaction-related costs primarily include severance costs, professional services, data processing fees, marketing and advertising and other non-interest expenses.

The following table presents financial information regarding the former Community First and South Street operations included in our Consolidated Statements of Income from the date of acquisition through June 30, 2014 under the column “Actual from acquisition date through June 30, 2014”. These amounts do not include direct costs as explained above. In addition, the following table presents unaudited pro-forma information as if the acquisitions of Community First and South Street had occurred on January 1, 2013 under the “Pro-forma” columns. This pro-forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects and is based on our historical results for the periods presented. Transaction-related costs related to the acquisition are not reflected in the pro-forma amounts. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Community First and South Street at the beginning of 2013. Cost savings are also not reflected in the unaudited pro-forma amounts for three and six months ended June 30, 2014 and 2013, respectively (dollars in thousands).

	Actual from acquisition date through June 30, 2014	Pro-forma for three months ended June 30,		Pro-forma for six months ended June 30,
		2014	2013	2014	2013
Net interest income	$2,837	$36,088	$31,937	$72,347	$63,768
Non-interest income	143	5,818	6,527	11,424	13,607
Net income	1,358	5,700	5,077	10,023	10,616
Net income available to common shareholders	1,358	5,700	4,546	10,023	9,556

Pro-forma earnings per share:
Basic		$0.18	$0.16	$0.33	$0.33
Diluted		$0.18	$0.16	$0.33	$0.33

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

The Company's basic and diluted earnings per share calculations are presented in the following table (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income available to common shareholders	$6,133	$4,136	$12,617	$7,886

Weighted average common shares - basic	28,877,318	26,474,878	28,095,076	26,090,711
Add: Effect of convertible preferred stock	—	—	—	378,860
Weighted average participating common shares - basic	28,877,318	26,474,878	28,095,076	26,469,571
Effects of dilutive Stock Rights	132,597	23,132	136,776	16,529
Weighted average participating common shares - diluted	29,009,915	26,498,010	28,231,852	26,486,100

Basic earnings per common share	$0.21	$0.16	$0.45	$0.30
Diluted earnings per common share	$0.21	$0.16	$0.45	$0.30

For both the three and six months ended June 30, 2014 and 2013, respectively, there were zero and 415,936 shares of Stock Rights excluded in computing diluted common shares outstanding.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Available-for-sale:
U.S. Government agencies	$8,825	$150	$—	$8,975
State and municipals	180,294	7,433	1,196	186,531
Corporate debt securities	9,008	14	27	8,995
Other debt securities	12,746	—	193	12,553
Equity securities	4,277	—	68	4,209
Mortgage-backed securities:
Residential government sponsored	29,587	1,149	164	30,572
Other government sponsored	4,238	212	—	4,450
	$248,975	$8,958	$1,648	$256,285
Held-to-maturity:
State and municipals	$216,076	$2,793	$3,121	$215,748
Corporate debt securities	19,265	84	960	18,389
Other debt securities	10,000	—	—	10,000
	$245,341	$2,877	$4,081	$244,137

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Available-for-sale:
U.S. Government agencies	$15,720	$4	$663	$15,061
State and municipals	194,224	2,704	5,665	191,263
Corporate debt securities	9,011	16	138	8,889
Other debt securities	4,727	—	347	4,380
Equity securities	979	—	57	922
Mortgage-backed securities:
Residential government sponsored	41,231	1,442	659	42,014
Other government sponsored	7,615	276	3	7,888
	$273,507	$4,442	$7,532	$270,417
Held-to-maturity:
State and municipals	$221,378	$379	$10,169	$211,588
Corporate debt securities	16,000	—	1,081	14,919
Other debt securities	10,000	—	—	10,000
	$247,378	$379	$11,250	$236,507

The amortized cost and estimated fair value of investment securities at June 30, 2014, by contractual maturity, are shown below (dollars in thousands). The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
Available-for-sale:
Due after one through five years	$1,598	$1,658
Due after five through ten years	19,664	19,841
Due after ten years	223,436	230,577
Total debt securities	244,698	252,076
Equity securities	4,277	4,209
	$248,975	$256,285

Held-to-maturity:
Due after one year through five years	$17,079	$16,341
Due after five through ten years	24,553	24,509
Due after ten years	203,709	203,287
	$245,341	$244,137

At June 30, 2014 and December 31, 2013, investment securities with an estimated fair value of approximately $250.7 million and $184.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$—	$—	$34,157	$15,797

Gross realized gains on sales	$—	$176	$337	$176
Gross realized losses on sales	—	—	(902)	(228)
Total realized gains (losses), net	$—	$176	$(565)	$(52)

During the six months ended June 30, 2014, the Company sold $3.3 million of investment securities classified as held-to-maturity and recorded a realized gain of $0.1 million on this sale. These securities were state and municipal debt obligations that were downgraded by Moody's as a result of allegations of fraud and multiple pending investigations of the issuer. As a result of the downgrade of the securities, the Company's intent to hold these securities changed and management elected to divest of its interest in the downgraded securities. As the Company's intent and ability to hold the remaining held-to-maturity securities was not impacted by the sale, the Company did not reclassify the remaining securities to the available-for-sale category.

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less Than 12 Months			12 Months or More			Total
June 30, 2014	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
State and municipals	3	$2,713	$10	23	$51,044	$1,186	$53,757	$1,196
Corporate debt securities	—	—	—	1	2,973	27	2,973	27
Other debt securities	1	4,553	193	—	—	—	4,553	193
Equity securities	2	4,209	68	—	—	—	4,209	68
Mortgage-backed securities	—	—	—	10	10,833	164	10,833	164
	6	$11,475	$271	34	$64,850	$1,377	$76,325	$1,648

Held-to-maturity:
State and municipals	2	$2,509	$38	102	$117,505	$3,083	$120,014	$3,121
Corporate debt securities	—	—	—	1	3,040	960	3,040	960
	2	$2,509	$38	103	$120,545	$4,043	$123,054	$4,081

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government agencies	5	$14,583	$663	—	$—	$—	$14,583	$663
State and municipals	47	72,821	3,647	21	27,976	2,018	100,797	5,665
Corporate debt securities	2	7,862	138	—	—	—	7,862	138
Other debt securities	1	4,380	347	—	—	—	4,380	347
Equity securities	1	922	57	—	—	—	922	57
Mortgage-backed securities	15	14,146	444	4	4,582	218	18,728	662
	71	$114,714	$5,296	25	$32,558	$2,236	$147,272	$7,532

Held-to-maturity:
State and municipals	150	$162,565	$8,325	25	$28,238	$1,844	$190,803	$10,169
Corporate debt securities	1	4,939	61	1	2,980	1,020	7,919	1,081
	151	$167,504	$8,386	26	$31,218	$2,864	$198,722	$11,250

All state and municipal securities in an unrealized loss position were rated as investment grade at June 30, 2014. The Company noted that, of the 125 municipal securities in an unrealized loss position for greater than 12 months, only three had an unrealized loss of greater than 5% of book value, and none of the unrealized losses were greater than 11%. The corporate debt securities are with well-capitalized and sound financial institutions. The other debt security is backed by a pool of student loan debt. The security has been in that position for less than 12 months and has an investment grade rating. The equity securities held by the Company consist of common and preferred stock that have been in an unrealized loss position for less than 12 months and there are no concerns about the long-term viability of the issuers. The gross unrealized losses reported for the mortgage-backed securities relate to investment securities issued by the Federal National Mortgage Association, the Government National Mortgage Association, or Federal Home Loan Mortgage Corporation. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these investment securities before the anticipated recovery of the amortized cost basis. The unrealized losses for the debt securities are caused by changes in market interest rates and not credit concerns related to the respective issuers.

The equity securities held by the Company in an unrealized loss position as of June 30, 2014 consist of publicly-traded common stock of an investment company and perpetual preferred stock of an established and well-capitalized financial institution. There are no concerns about the long-term viability of either of the issuers and the Company has the positive intent and ability to hold these securities until the anticipated recovery of value occurs.

Based on this analysis, the Company does not consider any investment securities to be other-than-temporarily impaired at June 30, 2014.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below (dollars in thousands):

	June 30, 2014			December 31, 2013
	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
Commercial real estate	$1,101,695	$343,432	$1,445,127	$1,014,633	$318,023	$1,332,656
Commercial construction	197,872	47,670	245,542	202,140	42,420	244,560
Commercial and industrial	134,113	36,439	170,552	139,567	29,372	168,939
Leases	16,701	—	16,701	16,137	—	16,137
Total commercial	1,450,381	427,541	1,877,922	1,372,477	389,815	1,762,292
Residential construction	34,121	8,316	42,437	29,636	2,798	32,434
Residential mortgage	369,818	363,019	732,837	294,660	173,263	467,923
Consumer and other	10,704	6,399	17,103	8,103	5,765	13,868
	$1,865,024	$805,275	$2,670,299	$1,704,876	$571,641	$2,276,517

(1)
Amount includes $158.9 million and $187.7 million of acquired loans covered under FDIC loss-share agreements at June 30, 2014 and December 31, 2013, respectively. The unpaid principal balance for acquired loans covered under FDIC loss-share agreements was $163.6 million and $195.4 million at June 30, 2014 and December 31, 2013, respectively.

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

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. The following table details changes in the carrying amount of covered acquired loans and accretable yield for loans receivable for the six months ended June 30, 2014 and year ended December 31, 2013 (dollars in thousands):

	2014		2013
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of period	$(6,058)	$187,661	$(12,895)	$248,930
Reductions from payments and foreclosures, net	—	(31,398)	—	(70,042)
Reclass from non-accretable to accretable yield	(171)	171	(968)	968
Accretion	2,462	2,462	7,805	7,805
Balance at end of period	$(3,767)	$158,896	$(6,058)	$187,661

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of ASC Topic 310-30: Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. Generally, the acquired loans that meet the Company’s definition for nonaccrual status fall within the definition of credit-impaired covered loans. The following table presents loans acquired during the six months ended June 30, 2014, at acquisition date, accounted for under ASC Topic 310-30 (dollars in thousands):

Contractually required payments receivable	$40,012
Contractual cash flows not expected to be collected (non-accretable)	(7,885)
Expected cash flows	32,127
Interest component of expected cash flows	(3,397)
Fair value of loans acquired	$28,730

The acquisition date unpaid balance of loans acquired during the six months ended June 30, 2014 that did not have credit deterioration was $307.1 million, with an estimated fair value of $287.0 million. The discount of $20.1 million will be amortized on a level-yield basis over the economic life of the loans.

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank. At June 30, 2014 and December 31, 2013, real estate loans with carrying values of $936.2 million and $759.2 million, respectively, were pledged to secure borrowing facilities from these institutions.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis.   Each class of financing receivable detailed below is subject to risks that could have an adverse impact on the credit quality of the loan portfolio.

Commercial real estate loans
Commercial real estate loans consist primarily of loans secured by nonresidential (owner-occupied and/or non-owner occupied) real estate, multifamily housing, retail strip centers and hotels. Commercial real estate is primarily dependent on successful operation or management of the property in order to generate sufficient cash to repay the outstanding debt. While these loans are normally secured by commercial buildings for office, storage and warehouse space, it is possible that the liquidation of the collateral will not fully satisfy the obligation. High unemployment, generally weak economic conditions or oversupply of properties may result in customers having to provide rental rate concessions to achieve adequate occupancy rates.

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

At June 30, 2014, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $241.9 million, which represented approximately 98% of the total second liens held by the

Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15 year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding prinicpal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At June 30, 2014, approximately 98% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria includes analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either renewed, converted to conventional second mortgage loans that are fully amortizing, or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.

The following table summarizes the maturity dates of our home equity lines of credit as of June 30, 2014 (dollars in thousands):

2014	$3,319
2015	3,249
2016	5,421
2017	6,093
2018	8,620
Thereafter	221,025
$247,727

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

An analysis of the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 is presented below (dollars in thousands):

2014	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Allowance for loan losses:
Balance March 31, 2014	$13,518	$5,667	$3,260	$74	$244	$7,818	$299	$30,880
Charge-offs	(492)	(1,564)	(495)	—	—	(1,374)	(72)	(3,997)
Recoveries	372	767	309	—	3	506	13	1,970
Provision (1)	(965)	498	390	(20)	(87)	2,289	35	2,140
Change in FDIC indemnification asset (1)	(346)	(184)	(133)	—	—	(203)	2	(864)
Balance June 30, 2014	$12,087	$5,184	$3,331	$54	$160	$9,036	$277	$30,129

Balance December 31, 2013	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875
Charge-offs	(2,078)	(3,144)	(1,749)	—	—	(2,438)	(164)	(9,573)
Recoveries	510	1,316	422	—	13	648	22	2,931
Provision (1)	(898)	697	1,590	(2)	(60)	3,238	136	4,701
Change in FDIC indemnification asset (1)	(199)	(423)	(69)	—	(6)	(142)	34	(805)
Balance June 30, 2014	$12,087	$5,184	$3,331	$54	$160	$9,036	$277	$30,129

2013	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Allowance for loan losses:
Balance March 31, 2013	$12,531	$10,054	$3,547	$—	$345	$11,536	$135	$38,148
Charge-offs	(318)	(4,805)	(900)	—	—	(3,092)	(214)	(9,329)
Recoveries	868	801	193	—	16	90	10	1,978
Provision (2)	880	(498)	718	—	17	842	329	2,288
Change in FDIC indemnification asset (2)	(1,070)	1,445	(17)	—	(1)	(603)	20	(226)
Balance June 30, 2013	$12,891	$6,997	$3,541	$—	$377	$8,773	$280	$32,859

Balance December 31, 2012	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292
Charge-offs	(1,725)	(7,924)	(2,239)	—	—	(5,671)	(226)	(17,785)
Recoveries	872	835	286	—	21	233	15	2,262
Provision (2)	(365)	2,360	1,935	(18)	(235)	2,391	335	6,403
Change in FDIC indemnification asset (2)	(1,609)	1,919	(19)	—	(2)	1,379	19	1,687
Balance June 30, 2013	$12,891	$6,997	$3,541	$—	$377	$8,773	$280	$32,859

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $0 and $(0.3) million for the three and six months ended June 30, 2014, respectively. This resulted in an increase in the FDIC indemnification asset of $(0.9) million and $(0.8) million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loan portfolio of $(0.9) million and $(1.1) million for the three and six months ended June 30, 2014, respectively.

(2)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(0.1) million and $0.4 million for the three and six months ended June 30, 2013, respectively. This resulted in a (decrease) increase in the FDIC indemnification asset of $(0.2) million and $1.7 million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loan portfolio of $(0.3) million and $2.1 million for the three and six months ended June 30, 2013.

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Balances as of June 30, 2014:
Specific reserves:
Impaired loans	$1,965	$139	$43	$—	$45	$1,110	$12	$3,314
Purchase credit impaired loans	2,155	375	166	—	—	1,670	12	4,378
Total specific reserves	4,120	514	209	—	45	2,780	24	7,692
General reserves	7,967	4,670	3,122	54	115	6,256	253	22,437
Total	$12,087	$5,184	$3,331	$54	$160	$9,036	$277	$30,129

Loans:
Individually evaluated for impairment	$31,022	$9,118	$913	$—	$353	$10,973	$118	$52,497
Purchase credit impaired loans	97,528	15,202	5,658	—	—	56,921	1,655	176,964
Loans collectively evaluated for impairment	1,316,577	221,222	163,981	16,701	42,084	664,943	15,330	2,440,838
Total	$1,445,127	$245,542	$170,552	$16,701	$42,437	$732,837	$17,103	$2,670,299

Balances as of December 31, 2013:
Specific reserves:
Impaired loans	$3,209	$1,595	$43	$—	$35	$1,361	$10	$6,253
Purchase credit impaired loans	2,979	691	552	—	—	1,833	23	6,078
Total specific reserves	6,188	2,286	595	—	35	3,194	33	12,331
General reserves	8,564	4,452	2,542	56	178	4,536	216	20,544
Total	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875

Loans:
Individually evaluated for impairment	$33,950	$12,877	$1,525	$—	$356	$14,037	$165	$62,910
Purchase credit impaired loans	100,290	18,460	6,649	—	16	50,825	1,917	178,157
Loans collectively evaluated for impairment	1,198,416	213,223	160,765	16,137	32,062	403,061	11,786	2,035,450
Total	$1,332,656	$244,560	$168,939	$16,137	$32,434	$467,923	$13,868	$2,276,517

The following tables present information related to impaired loans, excluding purchased impaired loans (dollars in thousands):

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
June 30, 2014	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
Originated:
Commercial real estate	$19,568	$19,525	$1,920	$11,512	$11,507
Commercial construction	1,256	1,250	125	7,823	7,804
Commercial and industrial	864	851	42	—	—
Residential construction	353	352	45	—	—
Residential mortgage	6,223	6,202	1,074	4,544	4,533
Consumer and other	119	118	12	—	—
Total originated	28,383	28,298	3,218	23,879	23,844
Acquired (non-covered):
Commercial real estate	487	485	44	608	1,708
Commercial construction	137	136	14	59	131
Commercial and industrial	53	53	1	5	4
Residential mortgage	848	932	37	3,098	3,590
Consumer and other	—	—	—	—	—
Total acquired (non-covered)	1,525	1,606	96	3,770	5,433
Acquired (covered):
Commercial real estate	—	—	—	1,123	1,135
Commercial construction	—	—	—	419	430
Commercial and industrial	—	—	—	33	66
Residential mortgage	—	—	—	5,510	5,502
Total acquired (covered)	—	—	—	7,085	7,133
Total loans	$29,908	$29,904	$3,314	$34,734	$36,410

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
Originated:
Commercial real estate	$16,261	$16,228	$3,164	$17,129	$17,116
Commercial construction	7,239	7,218	1,582	5,536	5,902
Commercial and industrial	934	932	42	3	—
Residential construction	357	355	35	—	—
Residential mortgage	8,529	8,513	1,333	3,719	3,699
Consumer and other	104	104	10	37	37
Total originated	33,424	33,350	6,166	26,424	26,754
Acquired (non-covered):
Commercial real estate	490	489	45	557	565
Commercial construction	142	141	14	—	—
Commercial and industrial	185	185	1	406	648
Residential mortgage	636	636	27	1,236	1,528
Consumer and other	—	—	—	24	21
Total acquired (non-covered)	1,453	1,451	87	2,223	2,762
Acquired (covered):
Commercial real estate	—	—	—	173	183
Commercial construction	—	—	—	400	414
Commercial and industrial	—	—	—	3	35
Residential mortgage	—	—	—	5,788	5,877
Total acquired (covered)	—	—	—	6,364	6,509
Total loans	$34,877	$34,801	$6,253	$35,011	$36,025

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans (dollars in thousands):

	Three months ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with allowance:
Commercial real estate	$20,363	$194	$23,271	$215
Commercial construction	1,585	18	6,837	50
Commercial and industrial	661	6	531	4
Residential construction	353	3	435	3
Residential mortgage	4,442	27	13,284	76
Consumer and other	85	1	50	—
Total impaired loans with allowance	$27,489	$249	$44,408	$348
Impaired loans with no allowance:
Commercial real estate	$13,167	$77	$11,502	$102
Commercial construction	8,290	45	10,732	8
Commercial and industrial	772	—	579	1
Residential construction	—	—	—	—
Residential mortgage	14,365	66	10,627	15
Consumer and other	—	—	16	—
Total impaired loans with no allowance	$36,594	$188	$33,456	$126

	Six months ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with allowance:
Commercial real estate	$20,819	$399	$14,945	$272
Commercial construction	2,865	55	7,060	91
Commercial and industrial	1,103	16	305	4
Residential construction	359	6	338	5
Residential mortgage	6,022	71	11,202	124
Consumer and other	96	1	25	—
Total impaired loans with allowance	$31,264	$548	$33,875	$496
Impaired loans with no allowance:
Commercial real estate	$13,067	$115	$15,180	$276
Commercial construction	7,708	82	9,987	32
Commercial and industrial	549	—	623	4
Residential construction	—	—	—	—
Residential mortgage	12,816	111	10,120	44
Consumer and other	28	—	50	—
Total impaired loans with no allowance	$34,168	$308	$35,960	$356

For the three and six months ended June 30, 2014 and 2013, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. For the three and six months ended June 30, 2014 and 2013, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following tables present an aging analysis of the recorded investment in the Company's loans (dollars in thousands):

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
Originated:
Commercial real estate	$736	$—	$—	$6,590	$7,326	$1,094,369	$1,101,695
Commercial construction	57	161	—	3,672	3,890	193,982	197,872
Commercial and industrial	—	133	—	258	391	133,722	134,113
Leases	—	—	—	—	—	16,701	16,701
Residential construction	—	—	—	—	—	34,121	34,121
Residential mortgage	497	280	—	3,840	4,617	365,201	369,818
Consumer and other	7	22	—	—	29	10,675	10,704
Total originated	1,297	596	—	14,360	16,253	1,848,771	1,865,024
Acquired (non-covered):
Commercial real estate	200	64	329	639	1,232	258,562	259,794
Commercial construction	141	77	69	56	343	36,089	36,432
Commercial and industrial	39	21	—	58	118	31,798	31,916
Residential construction	—	—	99	—	99	8,217	8,316
Residential mortgage	610	908	241	3,732	5,491	299,687	305,178
Consumer and other	81	20	—	—	101	4,642	4,743
Total acquired (non-covered)	1,071	1,090	738	4,485	7,384	638,995	646,379
Acquired (covered):
Commercial real estate	480	290	—	7,150	7,920	75,718	83,638
Commercial construction	—	—	—	1,105	1,105	10,133	11,238
Commercial and industrial	98	—	—	376	474	4,049	4,523
Residential construction	—	—	—	—	—	—	—
Residential mortgage	—	—	—	7,247	7,247	50,594	57,841
Consumer and other	4	5	—	43	52	1,604	1,656
Total acquired (covered)	582	295	—	15,921	16,798	142,098	158,896
Total loans	$2,950	$1,981	$738	$34,766	$40,435	$2,629,864	$2,670,299

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
Originated:
Commercial real estate	$353	$—	$—	$6,044	$6,397	$1,008,236	$1,014,633
Commercial construction	14	20	—	2,801	2,835	199,305	202,140
Commercial and industrial	533	10	—	245	788	138,779	139,567
Leases	—	—	—	—	—	16,137	16,137
Residential construction	—	—	—	—	—	29,636	29,636
Residential mortgage	1,417	248	—	5,102	6,767	287,893	294,660
Consumer and other	—	—	—	37	37	8,066	8,103
Total originated	2,317	278	—	14,229	16,824	1,688,052	1,704,876
Acquired (non-covered):
Commercial real estate	116	—	—	605	721	220,850	221,571
Commercial construction	50	—	—	—	50	24,039	24,089
Commercial and industrial	—	5	—	591	596	22,857	23,453
Residential construction	—	—	—	—	—	2,782	2,782
Residential mortgage	950	514	—	1,665	3,129	105,110	108,239
Consumer and other	108	1	—	24	133	3,713	3,846
Total acquired (non-covered)	1,224	520	—	2,885	4,629	379,351	383,980
Acquired (covered):
Commercial real estate	1,145	848	—	8,086	10,079	86,373	96,452
Commercial construction	201	38	—	5,111	5,350	12,981	18,331
Commercial and industrial	—	47	—	640	687	5,232	5,919
Residential construction	—	—	—	—	—	16	16
Residential mortgage	313	28	—	9,818	10,159	54,865	65,024
Consumer and other	8	2	—	90	100	1,819	1,919
Total acquired (covered)	1,667	963	—	23,745	26,375	161,286	187,661
Total loans	$5,208	$1,761	$—	$40,859	$47,828	$2,228,689	$2,276,517

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
Loss. Loans classified as loss are considered uncollectible and are in the process of being charged-off, as soon as practical, once so classified.
The following tables present the recorded investment in the Company’s loans by credit quality indicator (dollars in thousands):

June 30, 2014	Total	Pass Credits	Special Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$1,101,695	$1,013,548	$47,152	$40,995	$—	$—
Commercial construction	197,872	181,339	9,872	6,661	—	—
Commercial and industrial	134,113	127,430	4,690	1,993	—	—
Leases	16,701	16,701	—	—	—	—
Residential construction	34,121	32,552	1,216	353	—	—
Residential mortgage	369,818	338,050	17,123	14,645	—	—
Consumer and other	10,704	10,426	196	82	—	—
Total originated	1,865,024	1,720,046	80,249	64,729	—	—
Total acquired (non-covered):
Commercial real estate	259,794	220,066	22,679	17,049	—	—
Commercial construction	36,432	25,430	6,142	4,860	—	—
Commercial and industrial	31,916	28,623	438	2,855	—	—
Residential construction	8,316	8,109	207	—	—	—
Residential mortgage	305,178	263,838	23,819	17,394	127	—
Consumer and other	4,743	4,638	105	—	—	—
Total acquired (non-covered):	646,379	550,704	53,390	42,158	127	—
Acquired (covered):
Commercial real estate	83,638	50,199	13,831	16,833	2,775	—
Commercial construction	11,238	7,097	737	2,863	541	—
Commercial and industrial	4,523	3,347	600	330	246	—
Residential construction	—	—	—	—	—	—
Residential mortgage	57,841	32,200	13,240	9,417	2,984	—
Consumer and other	1,656	1,526	87	43	—	—
Total acquired (covered)	158,896	94,369	28,495	29,486	6,546	—
Total loans	$2,670,299	$2,365,119	$162,134	$136,373	$6,673	$—

December 31, 2013	Total	Pass Credits	Special Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$1,014,633	$930,554	$37,685	$46,394	$—	$—
Commercial construction	202,140	175,365	13,113	13,662	—	—
Commercial and industrial	139,567	131,658	5,411	2,498	—	—
Leases	16,137	16,137	—	—	—	—
Residential construction	29,636	28,160	1,120	356	—	—
Residential mortgage	294,660	258,042	19,234	17,384	—	—
Consumer and other	8,103	7,807	177	119	—	—
Total originated	1,704,876	1,547,723	76,740	80,413	—	—
Acquired (non-covered):
Commercial real estate	221,571	195,526	17,343	8,702	—	—
Commercial construction	24,089	21,126	922	2,041	—	—
Commercial and industrial	23,453	18,681	3,328	1,444	—	—
Residential construction	2,782	2,782	—	—	—	—
Residential mortgage	108,239	91,847	10,766	5,626	—	—
Consumer and other	3,846	3,760	62	24	—	—
Total acquired (non-covered)	383,980	333,722	32,421	17,837	—	—
Acquired (covered):
Commercial real estate	96,452	61,091	12,831	17,929	4,601	—
Commercial construction	18,331	9,756	1,397	6,751	427	—
Commercial and industrial	5,919	4,231	796	332	560	—
Residential construction	16	—	16	—	—	—
Residential mortgage	65,024	36,744	13,246	10,296	4,738	—
Consumer and other	1,919	1,726	103	90	—	—
Total acquired (covered)	187,661	113,548	28,389	35,398	10,326	—
Total loans	$2,276,517	$1,994,993	$137,550	$133,648	$10,326	$—

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

The following tables provide a summary of loans modified as TDRs (dollars in thousands):

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
June 30, 2014
Commercial real estate	$3,903	$2,161	$6,064	$349
Commercial construction	3,488	1,516	5,004	32
Commercial and industrial	535	—	535	31
Residential mortgage	6,904	556	7,460	526
Consumer and other	118	—	118	12
Total modifications	$14,948	$4,233	$19,181	$950
Total contracts	33	15	48

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2013
Commercial real estate	$3,986	$1,107	$5,093	$767
Commercial construction	5,472	274	5,746	520
Commercial and industrial	662	—	662	36
Residential mortgage	6,545	625	7,170	476
Consumer and other	105	37	142	11
Total modifications	$16,770	$2,043	$18,813	$1,810
Total contracts	43	10	53

As of June 30, 2014 and December 31, 2013, the Company had no available commitments outstanding on TDRs.

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

The following tables present new TDRs by modification category (dollars in thousands). All balances represent the recorded investment as of the end of the period in which the modification was made.

	Three months ended June 30, 2014
	Rate Modifications	Term Modifications	Interest only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Residential construction	$—	$—	$479	$—	$—	$479

	Three months ended June 30, 2013
	Rate Modifications	Term Modifications	Interest only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate	$101	$—	$—	$—	$99	$200
Commercial construction	128	—	152	—	67	347
Commercial and industrial	—	89	—	—	—	89
Residential mortgage	452	—	686	—	202	1,340
Consumer and other	—	23	—	—	—	23
Total modifications	$681	$112	$838	$—	$368	$1,999

	Six months ended June 30, 2014
	Rate Modifications	Term Modifications	Interest only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate	$—	$—	$—	$1,338	$—	$1,338
Residential construction	—	—	479	—	—	479
Total modifications	$—	$—	$479	$1,338	$—	$1,817

	Six months ended June 30, 2013
	Rate Modifications	Term Modifications	Interest only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate	$101	$648	$—	$—	$911	$1,660
Commercial construction	128	—	152	—	553	833
Commercial and industrial	—	89	—	—	—	89
Residential mortgage	452	—	686	—	202	1,340
Consumer and other	—	23	—	—	—	23
Total modifications	$681	$760	$838	$—	$1,666	$3,945
The following tables summarize the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred during the three and six months ended June 30, 2014 and 2013 (dollars in thousands). The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three months ended June 30,
	2014	2013
Commercial real estate	$1,210	$—
Commercial construction	1,245	—
Residential mortgage	19	—

	Six months ended June 30,
	2014	2013
Commercial real estate	$1,210	$—
Commercial construction	1,245	5,906
Commercial and industrial	—	29
Residential mortgage	129	—

Loans held for sale
The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Loans held for sale	$23,714	$39,954	$23,714	$39,954
Proceeds from sales of loans held for sale	67,191	98,296	136,603	198,288
Mortgage fees	1,954	2,480	3,512	4,861

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

The following table presents activity for the FDIC indemnification asset (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$13,668	$42,476	$16,886	$53,519
Accretion of present value discount, net	321	—	713	(24)
Post-acquisition adjustments	(69)	858	(832)	811
Receipt of payments from FDIC	(4,137)	(5,168)	(6,984)	(16,140)
Balance at end of period	$9,783	$38,166	$9,783	$38,166

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

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

The following table presents activity for goodwill and other intangible assets for the six months ended June 30, 2014 (dollars in thousands):

	Goodwill	Other Intangibles	Total
Balance at December 31, 2013	$28,384	$6,582	$34,966
Acquisitions	22,360	6,011	28,371
Amortization	—	(931)	(931)
Balance at June 30, 2014	$50,744	$11,662	$62,406

The Company performed the annual impairment test of goodwill as of June 30, 2014. The annual impairment test indicated that the estimated fair value exceeded the carrying value (including goodwill) for the Company’s reporting unit. Therefore, a step two analysis was not required and no impairment charge was recorded.

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization (dollars in thousands):

	June 30, 2014	December 31, 2013
Gross carrying amount	$15,925	$9,914
Accumulated amortization	(4,263)	(3,332)
Net book value	$11,662	$6,582

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

During the first quarter of 2009, the Company entered into a five year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. The interest rate cap matured on February 16, 2014.

Derivatives Not Designated as Hedges

The Company utilizes derivative financial instruments, including interest rate swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. These derivative positions are recorded at fair value on the Company’s consolidated balance sheet and, due to the matched nature of these derivative instruments, changes in fair value do not impact the Company’s earnings. At June 30, 2014 and December 31, 2013, the Company had notional amounts of $32.7 million and $31.2 million, respectively, on interest rate contracts with corporate customers and in offsetting interest rate contracts with another financial institution to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents the fair value of the Company’s derivatives (dollars in thousands):

	June 30, 2014			December 31, 2013
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:
Derivatives designated as hedging instruments:
Interest rate cap	N/A	N/A	N/A	$250,000	Other assets	$—
Interest rate swap	125,000	Other assets	173	125,000	Other assets	2,744
	$125,000		$173	$375,000		$2,744

Derivatives not designated as hedging instruments:
Interest rate swaps	$29,505	Other assets	$592	$27,965	Other assets	$424
Interest rate cap/floor	3,222	Other assets	21	3,256	Other assets	98
	$32,727		$613	$31,221		$522

Derivative liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$32,727	Accrued expenses and other liabilities	$613	$31,221	Accrued expenses and other liabilities	$522

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following table (dollar amounts in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
June 30, 2014
Derivative assets	$786	$—	$786	$—	$410	$376
Derivative liabilities	613	—	613	—	613	—
Total derivative instruments	$1,399	$—	$1,399	$—	$1,023	$376

December 31, 2013
Derivative assets	$3,266	$—	$3,266	$—	$930	$2,336
Derivative liabilities	522	—	522	—	522	—
Total derivative instruments	$3,788	$—	$3,788	$—	$1,452	$2,336

The Company has recorded a net gain of $0.1 million, net of tax, as accumulated other comprehensive income at June 30, 2014 associated with cash flow hedging instruments and expects $1.2 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months. The following table presents the losses recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges (dollars in thousands, net of tax):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Amount of net gains (losses) recorded in OCI (effective portion)	$(1,044)	$2,279	$(1,620)	$1,804
Amount of net losses reclassified from OCI to earnings (1)	—	1,434	286	2,789

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the three and six months ended June 30, 2014 and 2013. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of June 30, 2014, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $0.6 million, for which the Company has posted collateral of $2.4 million.

NOTE 9 – BORROWINGS

The following table presents the Company’s short-term borrowings (dollars in thousands):

	June 30, 2014	December 31, 2013
Repurchase agreements	$40,765	$27,202
Advances from FHLB	67,100	97,300
Federal funds purchased	410	1,090
Total short-term borrowings	$108,275	$125,592

Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The following table presents the Company’s long-term debt (dollars in thousands):

	June 30, 2014	December 31, 2013
FHLB advances	$51,000	$51,100
Term loan	28,500	28,875
Junior subordinated debentures	23,713	23,713
	103,213	103,688
Less: FHLB prepayment penalty	2,039	2,179
Total	$101,174	$101,509

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $65.0 million at June 30, 2014. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At June 30, 2014, commercial loans and investment securities with carrying values of $222.3 million and $2.8 million, respectively, were assigned under these arrangements. At June 30, 2014, the Company had approximately $177.3 million in borrowing capacity available under these arrangements with no outstanding balance due.

The advances from the FHLB have been made against a $466.5 million line of credit secured by real estate loans and investment securities with carrying values of $713.9 million and $10.8 million, respectively, as of June 30, 2014.

The Company was not aware of any violations of loan covenants at June 30, 2014.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income, net of taxes (dollars in thousands):

	Unrealized Holding Gains (Losses) on Available-For-Sale Investment Securities	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Balance at April 1, 2014	$2,066	$3,601	$1,151	$6,818
Other comprehensive income (loss) before reclassifications	2,540	—	(1,044)	1,496
Amounts reclassified from accumulated other comprehensive income	—	(102)	—	(102)
Net current period other comprehensive income (loss)	2,540	(102)	(1,044)	1,394
Balance at June 30, 2014	$4,606	$3,499	$107	$8,212

	Unrealized Holding Gains (Losses) on Available-For-Sale Investment Securities	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Balance at January 1, 2014	$(1,946)	$3,811	$1,441	$3,306
Other comprehensive income (loss) before reclassifications	6,196	—	(1,620)	4,576
Amounts reclassified from accumulated other comprehensive income	356	(312)	286	330
Net current period other comprehensive income (loss)	6,552	(312)	(1,334)	4,906
Balance at June 30, 2014	$4,606	$3,499	$107	$8,212

	Unrealized Holding Gains (Losses) on Available-For-Sale Investment Securities	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Balance at April 1, 2013	$7,104	$2,793	$(5,444)	$4,453
Other comprehensive income (loss) before reclassifications	(5,394)	—	2,279	(3,115)
Amounts reclassified from accumulated other comprehensive income	(108)	(91)	1,434	1,235
Amounts transferred as a result of the reclassification of securities from available-for-sale to held-to-maturity	(1,219)	1,219	—	—
Net current period other comprehensive income (loss)	(6,721)	1,128	3,713	(1,880)
Balance at June 30, 2013	$383	$3,921	$(1,731)	$2,573

	Unrealized Holding Gains on Available-For-Sale Investment Securities	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Balance at January 1, 2013	$8,872	$2,881	$(6,324)	$5,429
Other comprehensive income (loss) before reclassifications	(7,302)	—	1,804	(5,498)
Amounts reclassified from accumulated other comprehensive income	32	(179)	2,789	2,642
Amounts transferred as a result of the reclassification of securities from available-for-sale to held-to-maturity	(1,219)	1,219	—	—
Net current period other comprehensive income (loss)	(8,489)	1,040	4,593	(2,856)
Balance at June 30, 2013	$383	$3,921	$(1,731)	$2,573

The following tables detail reclassification adjustments from accumulated other comprehensive income (dollars in thousands):

Component of Accumulated Other Comprehensive Income	Three months ended June 30, 2014	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains - investment securities available-for-sale	$—	Gain (loss) on sale of investment securities, net
	—	Income tax benefit (expense)
	—	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	162	Interest income - investment securities
	(60)	Income tax benefit (expense)
	102	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	—	Interest expense - demand deposits
	—	Income tax benefit (expense)
	—	Total, net of tax
Total reclassifications for the period	$102	Total, net of tax

Component of Accumulated Other Comprehensive Income	Six months ended June 30, 2014	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains - investment securities available-for-sale	$(565)	Gain (loss) on sale of investment securities, net
	209	Income tax benefit (expense)
	(356)	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	496	Interest income - investment securities
	(184)	Income tax benefit (expense)
	312	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(457)	Interest expense - demand deposits
	171	Income tax benefit (expense)
	(286)	Total, net of tax
Total reclassifications for the period	$(330)	Total, net of tax

Component of Accumulated Other Comprehensive Income	Three months ended June 30, 2013	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains - investment securities available-for-sale	$176	Gain (loss) on sale of investment securities, net
	(68)	Income tax benefit (expense)
	108	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	148	Interest income - investment securities
	(57)	Income tax benefit (expense)
	91	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(2,333)	Interest expense - demand deposits
	899	Income tax benefit (expense)
	(1,434)	Total, net of tax
Total reclassifications for the period	$(1,235)	Total, net of tax

Component of Accumulated Other Comprehensive Income	Six months ended June 30, 2013	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains – investment securities available-for-sale	$(52)	Gain (loss) on sale of investment securities, net
	20	Income tax benefit (expense)
	(32)	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	291	Interest income - investment securities
	(112)	Income tax benefit (expense)
	179	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(4,538)	Interest expense - demand deposits
	1,749	Income tax benefit (expense)
	(2,789)	Total, net of tax
Total reclassifications for the period	$(2,642)	Total, net of tax

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

The following tables present information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
June 30, 2014
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$8,975	$—	$8,975	$—
State and municipals	186,531	—	186,531	—
Corporate debt securities	8,995	—	8,995	—
Other debt securities	12,553	—	12,553	—
Equity securities	4,209	945	3,264	—
Mortgage-backed securities:
Residential government sponsored	30,572	—	30,572	—
Other government sponsored	4,450	—	4,450	—
Total investment securities available-for-sale	256,285	945	255,340	—
Derivative instruments:
Interest rate swap - cash flow hedge	173	—	173	—
Interest rate swap - not designated	592	—	592	—
Interest rate cap/floor - not designated	21	—	21	—
Total derivative instruments	786	—	786	—
Total assets measured at fair value on a recurring basis	$257,071	$945	$256,126	$—
Liabilities:
Interest rate swap - not designated	$613	$—	$613	$—
Total liabilities measured at fair value on a recurring basis	$613	$—	$613	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2013
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$15,061	$—	$15,061	$—
State and municipals	191,263	—	191,263	—
Corporate debt securities	8,889	—	8,889	—
Other debt securities	4,380	—	4,380	—
Equity securities	922	922	—	—
Mortgage-backed securities:
Residential government sponsored	42,014	—	42,014	—
Other government sponsored	7,888	—	7,888	—
Total investment securities available-for-sale	270,417	922	269,495	—
Derivative instruments:
Interest rate swap - cash flow hedge	2,744	—	2,744	—
Interest rate cap - cash flow hedge	—	—	—	—
Interest rate swap - not designated	424	—	424	—
Interest rate cap/floor - not designated	98	—	98	—
Total derivative instruments	3,266	—	3,266	—
Total assets measured at fair value on a recurring basis	$273,683	$922	$272,761	$—
Liabilities:
Interest rate swap - not designated	$522	$—	$522	$—
Total liabilities measured at fair value on a recurring basis	$522	$—	$522	$—

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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
June 30, 2014
Loans held for sale	$23,714	$—	$23,714	$—
Impaired loans	221,769	—	—	221,769
Other real estate owned	50,723	—	—	50,723
Total assets measured at fair value on a nonrecurring basis	$296,206	$—	$23,714	$272,492

December 31, 2013
Loans held for sale	$30,899	$—	$30,899	$—
Impaired loans	228,736	—	—	228,736
Other real estate owned	47,606	—	—	47,606
Total assets measured at fair value on a nonrecurring basis	$307,241	$—	$30,899	$276,342

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2014 (dollars in thousands):

Description	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$221,769	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$50,723	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis (dollars in thousands):

June 30, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$136,810	$136,810	$136,810	$—	$—
Investment securities available-for-sale	256,285	256,285	945	255,340	—
Investment securities held-to-maturity	245,341	244,137	—	244,137	—
Federal Home Loan Bank stock	8,381	8,381	—	8,381	—
Loans held for sale	23,714	23,714	—	23,714	—
Loans receivable, net	2,640,170	2,622,745	—	2,400,976	221,769
Accrued interest receivable	13,806	13,806	—	13,806	—
FDIC indemnification asset	9,783	9,783	—	—	9,783
Investment in bank-owned life insurance	88,961	88,961	—	88,961	—
Interest rate swap derivative - cash flow hedge	173	173	—	173	—
Interest rate swap derivative - not designated	592	592	—	592	—
Interest rate cap/floor derivative - not designated	21	21	—	21	—
Financial liabilities:
Demand deposits and savings	$1,969,079	$1,969,079	$—	$1,969,079	$—
Time deposits	1,155,569	1,159,151	—	1,159,151	—
Short-term borrowings	108,275	108,540	—	108,540	—
Long-term debt	101,174	97,382	—	97,382	—
Accrued interest payable	1,177	1,177	—	1,177	—
Interest rate swap derivative - not designated	613	613	—	613	—

December 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$108,390	$108,390	$108,390	$—	$—
Investment securities available-for-sale	270,417	270,417	922	269,495	—
Investment securities held-to-maturity	247,378	236,507	—	236,507	—
Federal Home Loan Bank stock	10,720	10,720	—	10,720	—
Loans held for sale	30,899	30,899	—	30,899	—
Loans receivable, net	2,243,642	2,266,455	—	2,037,719	228,736
Accrued interest receivable	12,955	12,955	—	12,955	—
FDIC indemnification asset	16,886	16,886	—	—	16,886
Investment in bank-owned life insurance	78,439	78,439	—	78,439	—
Interest rate swap derivative - cash flow hedge	2,744	2,744	—	2,744	—
Interest rate cap derivative - cash flow hedge	—	—	—	—	—
Interest rate swap derivative - not designated	424	424	—	424	—
Interest rate cap/floor derivative - not designated	98	98	—	98	—
Financial liabilities:
Demand deposits and savings	$1,623,931	$1,623,931	$—	$1,623,931	$—
Time deposits	1,082,799	1,087,333	—	1,087,333	—
Short-term borrowings	125,592	126,126	—	126,126	—
Long-term debt	101,509	97,983	—	97,983	—
Accrued interest payable	1,434	1,434	—	1,434	—
Interest rate swap derivative - not designated	522	522	—	522	—

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

At June 30, 2014, the Company committed to invest up to $8.8 million, respectively, in limited partnership interests of unconsolidated entities, of which $5.9 million was unfunded at June 30, 2014.

The following tables present the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk (dollars in thousands):

	June 30, 2014	December 31, 2013
Commitments under unfunded loans and lines of credit	$564,445	$377,021
Letters of credit	6,674	7,926
Unused credit card lines	4,099	4,120
Unfunded commitments for unconsolidated investments	5,850	7,450

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

NOTE 13 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At June 30, 2014, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013 Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). At June 30, 2014, the 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. At June 30, 2014, the Company had 323,967 Rights issued under the 2006 Omnibus Plan, 109,819 Rights issued and 1,350,722 Rights available for grants or awards under the 2013 Omnibus Plan, and 242,586 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. There were no grants of options during the six months ended June 30, 2014.

A summary of the Company’s stock option activity for the six months ended June 30, 2014 is presented below (dollars in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	412,337	$11.34
Exercised	41,633	11.00
Forfeited or expired	—	—
Outstanding at June 30, 2014	370,704	$11.38	2.61	2,110
Exercisable at June 30, 2014	369,280	$11.38	2.59	2,099
Share options expected to vest	1,424	$9.67	5.77	11

The related compensation expense recognized for stock options was immaterial for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was an immaterial amount of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 0.86 years.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the six months ended June 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2013	303,396	$9.58
Granted	80,603	17.26
Vested	(76,331)	11.05
Forfeited	(2,000)	15.23
Unvested at June 30, 2014	305,668	$11.20

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the six months ended June 30, 2014 and 2013 was $0.9 million and $0.4 million, respectively. As of June 30, 2014, there was $2.6 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.35 years. The grant-date fair value of restricted stock grants vested during the six months ended June 30, 2014 was $0.8 million.

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

Overview and Executive Summary

BNC Bancorp (the "Company") was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina ("BNC"), a full service commercial bank, incorporated under the laws of the State of North Carolina. Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from our investment portfolio. We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We target business professionals and small to mid-size business customers with credit relationships in the $250,000 to $25 million range through our 48 branches located in North and South Carolina.

Net income for the quarter ended June 30, 2014 was $6.1 million, or $0.21 per diluted share, an increase of 48.3% from net income available to common shareholders of $4.1 million, or $0.16 per diluted share, for the quarter ended June 30, 2013.

Net income available to common shareholders for the six months ended June 30, 2014 was $12.6 million, or $0.45 per diluted share, an increase of 60.0% from net income available to common shareholders of $7.9 million, or $0.30 per diluted share, for the six months ended June 30, 2013.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average common shareholders’ equity (net income available to common shareholders as a percentage of average common shareholders’ equity). Our return on average assets was 0.69% and 0.57% for the three months ended June 30, 2014 and 2013, respectively. Our return on average common shareholders’ equity was 7.31% and 6.49% for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, our return on average assets was 0.76%, as compared to 0.54% for the comparable period of 2013. For the six months ended June 30, 2014, our return on average common shareholders’ equity was 8.30%, as compared to 6.31% for the six months ended June 30, 2013.

Total assets at June 30, 2014 were $3.68 billion, an increase of 14.0% as compared to total assets of $3.23 billion at December 31, 2013.

During the second quarter of 2014, the Company completed the previously announced acquisitions of South Street Financial Corporation in Albermarle, North Carolina (“South Street”) and Community First Financial Group, Inc. in Chapel Hill, North Carolina (“Community First”), respectively. The acquisition of South Street closed on April 1, 2014 and the acquisition of Community First was completed on June 1, 2014. The Company added seven branches as a result of these acquisitions.

In addition, during the second quarter of 2014, the Company signed an Agreement and Plan of Merger with Harbor Bank Group, Inc., the holding company for Harbor National Bank, which has approximately $306 million is assets and would expand the Company’s presence in the attractive Charleston and Mount Pleasant, South Carolina areas.

Analysis of Results of Operations

Net Interest Income

Fully-taxable equivalent (“FTE”) net interest income for the second quarter of 2014 was $35.8 million, an increase of 27.8% from $28.0 million for the second quarter of 2013. FTE net interest margin was 4.54% for the second quarter of 2014, an increase of 22 basis points from 4.32% for the second quarter of 2013.

FTE net interest income for the six months ended June 30, 2014 was $68.5 million, an increase of 23.5% from $55.5 million for the six months ended June 30, 2013. FTE net interest margin was 4.57% for the six months ended June 30, 2014, an increase of 31 basis points from 4.26% for the comparable period of 2013.

Average interest-earning assets were $3.17 billion for the second quarter of 2014, an increase of 21.6% from $2.60 billion for the second quarter of 2013. Average interest-earning assets were $3.02 billion for the six months ended June 30, 2014, an increase of 15.1% from $2.63 billion for the first six months of 2013. The increase was due to interest-earning assets acquired from Randolph Bank & Trust ("Randolph") during the fourth quarter of 2013, as well as the assets acquired from South Street and Community First during the second quarter of 2014. The Company has also experienced significant levels of organic loan growth, particularly from our home equity line of credit campaign and commercial loan growth in the large metropolitan areas in which we do business.

The Company’s average yield on interest-earning assets was 5.14% for the second quarter of 2014, a decrease of 31 basis points from 5.45% for the second quarter of 2013. The Company’s average yield on interest-earning assets was 5.22% for the six months ended June 30, 2014, a decrease of 17 basis points from 5.39% for the comparable period of 2013. The decrease from 2013 was primarily due to a reduction in loan accretion from our acquired loan portfolio. Loan accretion decreased by $0.7 million, or 18.6%, for the second quarter of 2014, as compared to the second quarter of 2013. For the six months ended June 30, 2014, loan accretion decreased by $0.6 million, or 8.0%, as compared to the six months ended June 30, 2013.

Average interest-bearing liabilities were $2.78 billion for the second quarter of 2014, an increase of 17.8% from $2.36 billion for the second quarter of 2013. The increase was due to an additional $450.4 million of average interest-bearing deposits, primarily from the acquisitions of Randolph, South Street and Community First. Average interest-bearing liabilities were $2.67 billion for the six months ended June 30, 2014, an increase of 11.7% from $2.39 billion for the six months ended June 30, 2013. The increase was due to an additional $271.5 million of average interest-bearing deposits, primarily from the acquisition of Randolph, South Street and Community First.

The Company’s average cost of interest-bearing liabilities was 0.68% for the second quarter of 2014, a decrease of 57 basis points from 1.25% for the second quarter of 2013. For the six months ended June 30, 2014, the average cost of interest-bearing liabilities was 0.74%, a decrease of 50 basis points from the comparable period of 2013. The decrease was primarily due to the elimination of hedging expense during the first quarter of 2014, due to the expiration of the interest rate cap. The Company incurred hedging instrument expense of $2.3 million and $4.5 million for the three and six months ended June 30, 2013, respectively, as compared to $0 and $0.2 million, respectively, for the same periods in 2014. The Company also continues to allow higher rate time deposits to expire and be replaced with lower cost funding.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and six months ended June 30, 2014 and 2013, as well as the variances between the periods caused by changes in interest rates versus changes in volumes (dollars in thousands):

Table 1
Average Balance and Net Interest Income (FTE)

	For the Three Months Ended June 30,
	2014			2013
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
Interest-earning assets:
Loans and leases (1)	$2,553,931	$33,866	5.32%	$2,038,918	$29,299	5.76%
Loans held for sale	18,558	179	3.87%	37,303	319	3.43%
Investment securities, taxable	124,346	1,190	3.84%	132,556	1,047	3.17%
Investment securities, tax-exempt (2)	371,875	5,215	5.62%	340,745	4,644	5.47%
Interest-earning balances and other	97,155	113	0.47%	54,753	84	0.62%
Total interest-earning assets	3,165,865	40,563	5.14%	2,604,275	35,393	5.45%
Other assets	374,893			311,929
Total assets	$3,540,758			$2,916,204
Interest-bearing liabilities:
Demand deposits	$1,318,644	$1,169	0.36%	$1,072,871	$3,499	1.31%
Savings deposits	139,153	67	0.19%	77,341	40	0.21%
Time deposits	1,163,864	2,424	0.84%	1,021,098	2,785	1.09%
Borrowings	158,288	1,072	2.72%	189,308	1,040	2.20%
Total interest-bearing liabilities	2,779,949	4,732	0.68%	2,360,618	7,364	1.25%
Non-interest-bearing deposits	402,105			272,088
Other liabilities	22,407			19,297
Shareholders' equity	336,297			264,201
Total liabilities and shareholder's equity	$3,540,758			$2,916,204
Net interest income and
interest rate spread		$35,831	4.46%		$28,029	4.20%
Net interest margin			4.54%			4.32%

	For the Six Months Ended June 30,
	2014			2013
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
Interest-earning assets:
Loans and leases (1)	$2,421,944	$64,831	5.40%	$2,038,304	$58,061	5.74%
Loans held for sale	18,647	329	3.56%	41,583	698	3.38%
Investment securities, taxable	124,307	2,276	3.69%	136,077	2,086	3.09%
Investment securities, tax-exempt (2)	378,636	10,594	5.64%	331,496	9,165	5.58%
Interest-earning balances and other	79,963	241	0.61%	79,665	207	0.52%
Total interest-earning assets	3,023,497	78,271	5.22%	2,627,125	70,217	5.39%
Other assets	338,736			321,126
Total assets	$3,362,233			$2,948,251
Interest-bearing liabilities:
Demand deposits	$1,269,349	$2,670	0.42%	$1,082,747	$7,038	1.31%
Savings deposits	121,583	116	0.19%	80,656	101	0.25%
Time deposits	1,112,862	4,812	0.87%	1,068,863	5,937	1.12%
Borrowings	161,874	2,138	2.66%	155,092	1,651	2.15%
Total interest-bearing liabilities	2,665,668	9,736	0.74%	2,387,358	14,727	1.24%
Non-interest-bearing deposits	368,945			267,480
Other liabilities	20,939			18,180
Shareholders' equity	306,681			275,233
Total liabilities and shareholder's equity	$3,362,233			$2,948,251
Net interest income and
interest rate spread		$68,535	4.48%		$55,490	4.15%
Net interest margin			4.57%			4.26%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.9 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively. The taxable-equivalent adjustment was $3.9 million and $3.4 million for the six months ended June 30, 2014 and 2013, respectively.

Table 2
Volume and Rate Variance Analysis

	Three Months Ended			Six Months Ended
	June 30, 2014 vs. 2013			June 30, 2014 vs. 2013
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases	$7,115	$(2,548)	$4,567	$10,599	$(3,829)	$6,770
Loans held for sale	(171)	31	(140)	(395)	26	(369)
Investment securities, taxable	(72)	215	143	(198)	388	190
Investment securities, tax-exempt (1)	430	141	571	1,311	118	1,429
Interest-earning balances and other	57	(28)	29	1	33	34
Total interest income	7,359	(2,189)	5,170	11,318	(3,264)	8,054

Interest expense:
Deposits:
Demand deposits	510	(2,840)	(2,330)	803	(5,171)	(4,368)
Savings deposits	31	(4)	27	45	(30)	15
Time deposits	343	(704)	(361)	217	(1,342)	(1,125)
Borrowings	(190)	222	32	81	406	487
Total interest expense	694	(3,326)	(2,632)	1,146	(6,137)	(4,991)
Net interest income increase	$6,665	$1,137	$7,802	$10,172	$2,873	$13,045

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

During the second quarter of 2014, the Company recorded a provision for loan losses of $2.1 million, a decrease of 6.5% from $2.3 million recorded during the second quarter of 2013.

The Company recorded a provision for loan losses of $4.7 million for the six months ended June 30, 2014, a decrease of 26.6% from $6.4 million recorded during the comparable period of 2013. The provision for loan losses recorded during 2014 was for loans not covered under loss-share agreements.

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

Non-Interest Income

Non-interest income was $5.8 million for the second quarter of 2014, an increase of 3.6% from $5.6 million for the second quarter of 2013. The following table presents the components of non-interest income for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

Table 3
Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mortgage fees	$1,954	$2,480	$3,512	$4,861
Service charges	1,478	1,034	2,826	1,960
Earnings on bank-owned life insurance	609	542	1,189	1,101
Gain (loss) on sale of investment securities, net	—	176	(565)	(52)
Other	1,764	1,370	3,968	3,934
Total non-interest income	$5,805	$5,602	$10,930	$11,804

Adjusted non-interest income was $5.8 million for the second quarter of 2014, an increase of 7.0% from $5.4 million for the second quarter of 2013. Adjusted non-interest income excludes acquisition-related gains, one-time income arising from insurance settlements and gain (loss) on sale of investment securities. As compared to the second quarter of 2013, non-interest income was positively impacted by a 42.9% increase in service charge income and a 67.6% increase on income derived from the sale of SBA loans. These increases were partially offset by a 21.2% decrease in mortgage fee income.

Non-interest income was $10.9 million for the six months ended June 30, 2014, a decrease of 7.4% from $11.8 million for the comparable period of 2013. Adjusted non-interest income was $10.7 million for the six months ended June 30, 2014, a decrease of 3.7% from $11.1 million for the first six months of 2013. During the first six months of 2014, the Company recorded $0.7 million of amortization of the FDIC loss-share receivable due to lower loss projections for the loans covered under loss-share agreements. Non-interest income was also adversely impacted by a slowdown in mortgage production, as mortgage income decreased by 27.8%. These declines were primarily offset by a 44.2% increase in service charge income and a 44.6% increase in income derived from sales of SBA loans.

Non-Interest Expense

Non-interest expense was $29.5 million for the three months ended June 30, 2014, an increase of 24.2% from $23.8 million for the second quarter of 2013. The following table presents the components of non-interest expense for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

Table 4
Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Salaries and employee benefits	$15,312	$12,728	$29,021	$25,533
Occupancy	2,062	1,507	4,141	3,190
Furniture and equipment	1,570	1,260	3,168	2,639
Data processing and supplies	1,065	720	1,969	1,443
Advertising and business development	685	610	1,374	1,197
Insurance, professional and other services	3,300	1,457	4,808	2,915
FDIC insurance assessments	706	780	1,411	1,446
Loan, foreclosure and other real estate owned	2,359	2,876	3,721	4,894
Other	2,453	1,821	4,670	3,618
Total non-interest expense	$29,512	$23,759	$54,283	$46,875

As a result of the Company's recent acquisitions, the Company incurred $3.6 million and $4.4 million in transaction-related expenses during the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2013, the Company incurred $0.3 million and $1.3 million, respectively, in transaction-related expenses. Transaction-related expenses include legal and professional fees, personnel costs, data processing expenses, and other miscellaneous expenses directly attributable to acquisition activity. Excluding transaction-related costs, adjusted non-interest expense for the second quarter of 2014 was $25.9 million, an increase of 10.5% from $23.5 million for the second quarter of 2013. The increase in adjusted non-interest expense from 2013 was due to the increased headcount and facilities caused by our acquisitions of South Street, Community First and Randolph, as well as overall growth in our Company.

In evaluating our business and performance, we utilize adjusted non-interest income, which excludes income derived from sources that are not deemed as core business operations. We also utilize adjusted non-interest expense, which excludes transaction-related expenses directly associated with our acquisitions. These adjusted amounts are considered non-GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing our results. See the following table for the reconciliation of these non-GAAP financial measures with financial measures defined by GAAP for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

Table 5
Reconciliation of Non-GAAP Measures

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted Non-interest Income	2014	2013	2014	2013
Non-interest income (GAAP)	$5,805	$5,602	$10,930	$11,804
Less: Loss on sale of investment securities	—	176	(565)	(52)
Insurance settlement	—	—	768	—
Acquisition-related gain	—	—	—	719
Adjusted non-interest income (non-GAAP)	$5,805	$5,426	$10,727	$11,137

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted Non-interest Expense	2014	2013	2014	2013
Non-interest expense (GAAP)	$29,512	$23,759	$54,283	$46,875
Less: Transaction-related expenses	3,601	309	4,398	1,344
Adjusted non-interest expense (non-GAAP)	$25,911	$23,450	$49,885	$45,531

Income Taxes

Our income tax expense was $1.9 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, our income tax expense was $3.9 million, compared to income tax expense of $1.7 million for the comparable period of 2013. The increase in income tax is a direct result of our increase in taxable income due to Company growth and acquisitions.

We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. Due to an increase in our level of taxable income relative to non-taxable income, our effective tax rate for the three months ended June 30, 2014 increased to 23.9%, as opposed to an effective tax rate of 20.4% for the three months ended June 30, 2013. Our effective tax rate for the six months ended June 30, 2014 increased to 23.8%, compared to 15.8% for the six months ended June 30, 2013.

Analysis of Financial Condition

Investment Securities

Our investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Total carrying value of the Company's investment securities portfolio was $494.3 million at June 30, 2014, a decrease of 5.1% from total investment securities of $520.9 million at December 31, 2013. The vast majority of securities in the portfolio are bank-qualified taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. We also maintain portfolios of securities consisting of CMOs issued or guaranteed by U.S. government agencies, as well as mortgage-backed securities issued or guaranteed by U.S. government agencies and corporate debt securities. Our investment securities portfolio is comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities, change the composition of our investment securities portfolio, and change the proportion of investments made into the available-for-sale and held-to-maturity investment categories.

Net unrealized gains in our investment securities portfolio were $6.1 million as of June 30, 2014, as compared to a net unrealized loss of $14.0 million as of December 31, 2013. This decrease in our gross unrealized loss positions was primarily due to market interest rates declining during 2014.

At June 30, 2014, our investment securities portfolio included 323 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions at June 30, 2014 (dollars in thousands):

Table 6
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
General obligation bonds:
Texas	$121,468	$123,835
Washington	29,468	29,663
Ohio	19,486	20,236
California	16,334	16,777
North Carolina	13,919	13,837
Pennsylvania	12,936	13,372
Kansas	10,005	10,314
Other (21 states)	59,170	60,003
Total general obligation bonds:	282,786	288,037
Revenue bonds:
North Carolina	35,119	35,236
Indiana	13,979	14,463
South Carolina	12,428	12,303
Florida	11,503	11,644
Other (13 states)	40,555	40,596
Total revenue bonds:	113,584	114,242
Total obligations of state and political subdivisions	$396,370	$402,279

Our largest exposure in general obligation bonds was 64 bonds issued by various school districts in Texas with a total amortized cost basis of $87.5 million and total fair value of $89.6 million at June 30, 2014. Of this total, $71.7 million in amortized cost and $73.2 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

The revenue sources related to our investment in revenue bonds at June 30, 2014 are summarized in the following table (dollars in thousands):

Table 7
Revenue Bonds by Source

	Amortized Cost	Fair Value
Water and sewer	$21,652	$22,032
Health, hospitality and nursing home	20,400	20,637
College and university	19,647	19,765
Power and electricity	12,716	12,436
Lease (abatement)	7,058	7,573
Other	32,111	31,799
Total revenue bonds	$113,584	$114,242

Our largest individual exposures we had in revenue bonds at June 30, 2014 were three bonds issued by the South Carolina Public Service Authority to be repaid by future pledged power and utility revenue, and seven bonds issued by the North Carolina Medical Care Commission to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $18.9 million and the total fair value was $18.6 million at June 30, 2014.

Currently, our investments in state and political subdivisions are investment grade with all having a credit rating of either A+ or higher from Standard & Poors or A3 or higher by Moody’s. Investments in state and political subdivisions are subject to an initial pre-purchase credit assessment and ongoing monitoring. The factors considered in this analysis include capacity to pay, market and economic data, soundness of budgetary position, sources, strength, and stability of tax or enterprise revenue, review of the credit rating, as provided by one or more nationally recognized credit ratings agencies, as well as any other factors as are available and relevant to the security or issuer.  While we do not place sole reliance on the credit rating of the security, no investment in a state or political subdivision is considered for purchase unless it has an investment grade credit rating by one or more nationally recognized credit ratings agencies.  We perform additional detailed risk analysis should any security be downgraded below investment grade to determine if the security should be retained or sold.  This risk analysis includes, but is not limited to, discussions with third party municipal credit analysts and review of any changes that may affect the credit worthiness of the issuer and its ability to make timely principal and interest payments.

Our evaluation of investments in state and political subdivisions at June 30, 2014 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

Loans

The following table presents the composition of our loan portfolio (dollars in thousands):

Table 8
Loan Portfolio Composition

	June 30, 2014		December 31, 2013
	Amount	% of Total Loans	Amount	% of Total Loans
Originated:
Commercial real estate	$1,101,695	41.3%	$1,014,633	44.6%
Commercial construction	197,872	7.4%	202,140	8.9%
Commercial and industrial	134,113	5.0%	139,567	6.1%
Leases	16,701	0.6%	16,137	0.7%
Residential construction	34,121	1.3%	29,636	1.3%
Residential mortgage	369,818	13.8%	294,660	12.9%
Consumer and other	10,704	0.4%	8,103	0.4%
Total non-covered	1,865,024	69.8%	1,704,876	74.9%

Acquired (non-covered):
Commercial real estate	259,794	9.7%	221,571	9.7%
Commercial construction	36,432	1.4%	24,089	1.0%
Commercial and industrial	31,916	1.2%	23,453	1.0%
Residential construction	8,316	0.3%	2,782	0.1%
Residential mortgage	305,178	11.4%	108,239	4.8%
Consumer and other	4,743	0.2%	3,846	0.2%
Total acquired (non-covered)	646,379	24.2%	383,980	16.8%

Acquired (covered):
Commercial real estate	83,638	3.1%	96,452	4.2%
Commercial construction	11,238	0.4%	18,331	0.8%
Commercial and industrial	4,523	0.2%	5,919	0.3%
Residential construction	—	0.0%	16	0.0%
Residential mortgage	57,841	2.2%	65,024	2.9%
Consumer and other	1,656	0.1%	1,919	0.1%
Total acquired (covered)	158,896	6.0%	187,661	8.3%
Total portfolio loans	$2,670,299	100.0%	$2,276,517	100.0%

Total portfolio loans were $2.67 billion at June 30, 2014, an increase of 17.3% from 2.28 billion at December 31, 2013. Our originated loan portfolio increased by $160.1 million, or 9.4%, to $1.87 billion as of June 30, 2014, as compared to $1.70 billion at December 31, 2013. The largest drivers of the increase in the originated loan portfolio were commercial real estate loans, which includes new loan production and the completion of commercial constructions that were delayed due to weather issues experienced in the first quarter of 2014. Increases in our commercial real estate portfolio continue to be in retail centers, primarily anchored and pre-leased, and hotels across our geographic footprint. The Company implemented a home equity line of credit campaign in November 2013, which has led to over $89 million of net borrowings for the six months ended June 30, 2014 that were directly related to the campaign.

Our acquired loan portfolio was $805.3 million at June 30, 2014, an increase of 40.9% from $571.6 million at December 31, 2013. Acquired loans that are covered under loss-share agreements totaled $158.9 million at June 30, 2014, a decrease of 15.3% from $187.7 million at December 31, 2013. The increase in the acquired loans not covered by loss share is due to the $303 million in loans acquired from South Street and Community First.

Our loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the types of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by senior management or Loan Committee. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners experienced in loan review work. We have focused our portfolio lending activities on experienced and successful commercial real estate investors that have access to multiple sources of funding.

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. Total deposits at June 30, 2014 were $3.12 billion, an increase of 15.4% from total deposits of $2.71 billion as of December 31, 2013. Wholesale deposits were 25.7% of total deposits at June 30, 2014, a decrease compared to 32.8% as of December 31, 2013. Transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased 21.3% during 2014 and have increased 37.8% over the past twelve months. At June 30, 2014, time deposits were 37.0% of total deposits, compared to 40.0% at December 31, 2013.

Asset Quality

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned (“OREO”), were 2.34% of total assets at June 30, 2014, compared to 2.74% at December 31, 2013. Excluding assets covered under loss-share agreements, nonperforming assets were 1.64% of total assets as of June 30, 2014, compared to 1.52% at December 31, 2013. The following table summarizes total nonperforming assets for the past five quarters (dollars in thousands):

Table 9
Nonperforming Assets

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Nonaccrual loans:
Not covered by loss-share agreements	$18,845	$14,240	$17,114	$21,262	$22,276
Covered by loss-share agreements	15,921	20,803	23,745	29,892	44,317
90 days or more past due:
Not covered by loss-share agreements	738	—	—	83	823
Covered by loss-share agreements	—	—	—	1	—
Other real estate owned:
Not covered by loss-share agreements	38,092	29,157	28,833	29,271	29,143
Covered by loss-share agreements	12,631	15,749	18,773	18,401	17,668
Total nonperforming assets	$86,227	$79,949	$88,465	$98,910	$114,227
Total nonperforming assets not covered by loss-share agreements	$57,675	$43,397	$45,947	$50,616	$52,242

Total nonperforming assets to total assets	2.34%	2.49%	2.74%	3.33%	3.90%
Total nonperforming assets to total assets (not covered by loss-share agreements)	1.64%	1.44%	1.52%	1.84%	1.94%
Total nonperforming loans to total portfolio loans	1.33%	1.52%	1.79%	2.44%	3.29%
Total nonperforming loans to total portfolio loans (not covered by loss-share agreements)	0.78%	0.67%	0.82%	1.12%	1.26%

Troubled debt restructurings not included in above	$14,948	$17,924	$16,770	$13,802	$12,639

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

As noted in the table above, nonaccrual loans not covered by loss-share agreements have increased by $1.7 million, or 10.1%, between December 31, 2013 and June 30, 2014. The Company acquired approximately $2.0 million, at fair value, of non-accrual loans as part of the acquisitions of South Street and Community First.

As noted above, OREO at June 30, 2014 totaled $50.7 million, which is an increase of 6.5% from $47.6 million at December 31, 2013. This increase was primarily due to the acquisition of $9.7 million of OREO in the purchases of South Street and Community First.

The following is a summary of OREO (dollars in thousands):

Table 10
Other Real Estate Owned

	June 30, 2014	December 31, 2013
Covered under loss-share agreements:
Residential 1-4 family properties	$3,163	$8,578
Multifamily properties	—	22
Commercial properties	2,297	4,035
Construction, land development and other land	7,171	6,138
	12,631	18,773
Not covered under loss-share agreements:
Residential 1-4 family properties	3,779	2,202
Multifamily properties	218	—
Commercial properties	7,641	7,584
Construction, land development and other land	26,454	19,047
	38,092	28,833
Total other real estate owned	$50,723	$47,606

Allowance for Loan Losses

The allowance for loan losses was $30.1 million at June 30, 2014, a decrease of 8.4% from $32.9 million at December 31, 2013. This decrease was primarily due to a decrease in the allowance for loans covered under loss-share agreements, which was $4.2 million as of June 30, 2014, a decrease of $1.7 million from an allowance of $5.9 million as of December 31, 2013. The decrease in the allowance for loans covered under loss-share agreements was a direct result of the continued reduction in loans covered under loss-share agreements. The allowance for loans not covered by loss-share agreements was $25.9 million as of June 30, 2014, a decrease of $1.1 million from the allowance recorded as of December 31, 2013. Loan loss reserves for originated loans to total originated loans were 1.37% and 1.57% at June 30, 2014 and December 31, 2013, respectively.

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

The Company incurred $2.5 million in net charge-off losses, which represented 0.39% of average loans, for the second quarter of 2014, compared to net charge-off losses of $4.0 million, or 0.78% of average loans, for the second quarter of 2013. Net charge-off losses decreased during the second quarter of 2014 due to a number of significant recoveries of previously charged-off loans, primarily for loans covered under loss-share agreements.

The Company incurred $6.1 million in net charge-off losses, which represented 0.51% of average loans, for the six months ended June 30, 2014, compared to net charge-off losses of $8.6 million, or 0.85% of average loans, for the six months ended June 30, 2013. Our largest source of charge-offs for loans not covered under loss-share agreements have been in acquisition and development loans for residential real estate.

The following table presents information related to the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

Table 11
Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$30,880	$38,148	$32,875	$40,292
Provision for credit losses:
Non-covered loans	2,355	2,350	4,916	6,000
Covered loans	(215)	(62)	(215)	403
Change in FDIC indemnification asset	(864)	(226)	(805)	1,687
Net recoveries (charge-offs) on loans covered under loss-share	539	(4,254)	(695)	(8,713)
Charge-offs on loans not covered under loss-share:
Commercial real estate	(284)	(98)	(1,090)	(518)
Commercial construction	(1,239)	(3,038)	(2,508)	(4,394)
Commercial and industrial	(491)	(237)	(1,335)	(1,513)
Leases	—	—	—	—
Residential construction	—	—	—	—
Residential mortgage	(1,040)	(601)	(1,868)	(1,393)
Consumer and other	(67)	(165)	(103)	(176)
Total charge-offs	(3,121)	(4,139)	(6,904)	(7,994)

Recoveries on loans not covered under loss-share:
Commercial real estate	77	295	207	299
Commercial construction	49	535	255	553
Commercial and industrial	138	171	166	246
Leases	—	—	—	—
Residential construction	3	14	6	18
Residential mortgage	278	24	307	62
Consumer and other	10	3	16	6
Total recoveries	555	1,042	957	1,184
Net charge-offs on loans not covered under loss-share	(2,566)	(3,097)	(5,947)	(6,810)
Ending balance	$30,129	$32,859	$30,129	$32,859

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

Capital Resources

At June 30, 2014, shareholders’ equity was $326.8 million, an increase of 20.5% from shareholders’ equity of $271.3 million as of December 31, 2013. The increase in shareholders’ equity is primarily due to the issuance of 2.3 million shares of common stock during the second quarter of 2014 related to the acquisitions of South Street and Community First.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. We use our capital primarily for our lending activities as well as acquisitions and expansions of our business and other operating requirements. As of June 30, 2014 and December 31, 2013, we exceeded all regulatory capital requirements to be considered “well capitalized” as such terms are defined in applicable regulations.

Our capital adequacy ratios are set forth below:

Table 12
Capital Adequacy Ratios

	"Well Capitalized" minimum	June 30, 2014	December 31, 2013
BNC Bancorp:
Total capital (to risk weighted assets)	10.00%	10.27%	11.57%
Tier 1 capital (to risk weighted assets)	6.00%	9.22%	10.33%
Tier 1 capital (to average assets)	5.00%	7.62%	8.12%

Bank of North Carolina:
Total capital (to risk weighted assets)	10.00%	11.18%	12.66%
Tier 1 capital (to risk weighted assets)	6.00%	10.13%	11.41%
Tier 1 capital (to average assets)	5.00%	8.43%	8.96%

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

Our cash liquidity position, which includes cash and cash equivalents and investment securities, was $638.4 million at June 30, 2014, compared to $626.2 million at December 31, 2013. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $466.5 million from the FHLB of Atlanta, with $118.1 million outstanding at June 30, 2014. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $177.3 million, with no outstanding balance at June 30, 2014. These amounts are based on assets currently pledged. In addition, we may purchase federal funds through unsecured federal funds guidance lines of credit totaling $65.0 million, with no outstanding balance at June 30, 2014.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on our consolidated balance sheets. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. We do not expect that all such commitments will fund. See Note 12 to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, BNC’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to the Bank’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2013 to June 30, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Refer to Note 12 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements”.

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

BNC BANCORP

Date: August 11, 2014	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer

Date: August 11, 2014	By: /s/ David B. Spencer
David B. Spencer
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and between Harbor Bank Group, Inc., and BNC Bancorp dated as of June 4, 2014 (incorporated by reference from Exhibit 2.1 to the registrant's Form 8-K filed on June 5, 2014).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 11, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes:  (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.