Form 10-Q
period 2014-09-30
BNC BANCORP
filed 2014-11-10
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of shares outstanding of the registrant's common stock at November 5, 2014 was 29,496,498.

BNC BANCORP
FORM 10-Q

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash and due from banks	$38,522	$35,474
Interest-earning deposits in other banks	71,192	72,916
Investment securities available-for-sale, at fair value	250,107	270,417
Investment securities held-to-maturity, at amortized cost (fair value of $241,654 and $236,507 at September 30, 2014 and December 31, 2013, respectively)	239,156	247,378
Federal Home Loan Bank stock, at cost	9,934	10,720
Loans held for sale	20,906	30,899
Loans:
Originated loans	2,021,792	1,704,876
Acquired loans	741,877	571,641
Less allowance for loan losses	(30,722)	(32,875)
Net loans	2,732,947	2,243,642
Accrued interest receivable	12,215	12,955
Premises and equipment, net	86,343	76,126
Other real estate owned:
Covered under loss-share agreements	9,799	18,773
Not covered under loss-share agreements	36,673	28,833
FDIC indemnification asset	7,530	16,886
Investment in bank-owned life insurance	89,582	78,439
Goodwill and other intangible assets, net	61,716	34,966
Other assets	69,194	51,152
Total assets	$3,735,816	$3,229,576

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand	$482,859	$324,532
Interest-bearing demand	1,495,186	1,299,399
Time deposits	1,106,163	1,082,799
Total deposits	3,084,208	2,706,730
Short-term borrowings	171,898	125,592
Long-term debt	126,744	101,509
Accrued expenses and other liabilities	22,319	24,415
Total liabilities	3,405,169	2,958,246

Shareholders' Equity:
Common stock, no par value; authorized 60,000,000 shares; 23,782,501 and 21,310,832 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	209,484	168,616
Common stock, non-voting, no par value; authorized 20,000,000 shares; 5,692,213 and 5,992,213 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	52,768	57,849
Retained earnings	58,181	41,559
Stock in directors rabbi trust	(3,177)	(3,143)
Directors deferred fees obligation	3,177	3,143
Accumulated other comprehensive income	10,214	3,306
Total shareholders' equity	330,647	271,330
Total liabilities and shareholders' equity	$3,735,816	$3,229,576

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income:
Loans, including fees	$36,330	$29,758	$101,490	$88,517
Investment securities:
Taxable	1,139	1,067	3,415	3,153
Tax-exempt	3,257	3,095	9,931	8,869
Interest-earning balances and other	150	88	391	295
Total interest income	40,876	34,008	115,227	100,834
Interest Expense:
Demand deposits	1,377	3,980	4,163	11,119
Time deposits	2,218	2,275	7,030	8,212
Short-term borrowings	106	134	327	305
Long-term debt	1,035	983	2,952	2,463
Total interest expense	4,736	7,372	14,472	22,099
Net Interest Income	36,140	26,636	100,755	78,735
Provision for loan losses	1,304	3,350	6,005	9,753
Net interest income after provision for loan losses	34,836	23,286	94,750	68,982
Non-Interest Income:
Mortgage fees	2,128	2,408	5,640	7,269
Service charges	1,631	1,000	4,457	2,960
Earnings on bank-owned life insurance	559	571	1,748	1,672
Gain (loss) on sale of investment securities, net	54	—	(511)	(52)
Other	1,935	1,845	5,903	5,779
Total non-interest income	6,307	5,824	17,237	17,628
Non-Interest Expense:
Salaries and employee benefits	15,759	12,584	44,780	38,117
Occupancy	2,647	1,666	6,788	4,856
Furniture and equipment	1,652	1,351	4,820	3,990
Data processing and supplies	895	883	2,864	2,326
Advertising and business development	667	228	2,041	1,425
Insurance, professional and other services	2,128	1,437	6,936	4,352
FDIC insurance assessments	821	660	2,232	2,106
Loan, foreclosure and other real estate owned expenses	2,586	1,962	6,307	6,856
Other	2,673	1,659	7,343	5,277
Total non-interest expense	29,828	22,430	84,111	69,305
Income before income tax expense	11,315	6,680	27,876	17,305
Income tax expense	3,047	1,650	6,991	3,329
Net Income	8,268	5,030	20,885	13,976
Less preferred stock dividends and discount accretion	—	—	—	1,060
Net Income Available to Common Shareholders	$8,268	$5,030	$20,885	$12,916

Basic earnings per common share	$0.28	$0.19	$0.73	$0.49
Diluted earnings per common share	$0.28	$0.19	$0.73	$0.49
Dividends declared and paid per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$8,268	$5,030	$20,885	$13,976
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on investments securities available-for-sale	2,910	(2,831)	12,745	(14,714)
Tax effect	(1,077)	1,091	(4,716)	5,672
Reclassification of (gains) losses recognized in net income	(54)	—	511	52
Tax effect	20	—	(189)	(20)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(161)	(166)	(657)	(457)
Tax effect	59	64	243	176
Net of tax amount	1,697	(1,842)	7,937	(9,291)
Cash flow hedging activities:
Unrealized holding gains (losses)	484	(975)	(2,088)	1,961
Tax effect	(179)	376	773	(756)
Reclassification of losses recognized in net income	—	2,625	457	7,163
Tax effect	—	(1,012)	(171)	(2,761)
Net of tax amount	305	1,014	(1,029)	5,607
Total other comprehensive income (loss)	2,002	(828)	6,908	(3,684)
Total comprehensive income	$10,270	$4,202	$27,793	$10,292

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)

	Common stock		Common stock - nonvoting		Preferred stock Series A	Preferred stock Series B	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	20,462,667	$157,541	4,187,647	$40,688	$30,717	$17,161	$30,708	$(3,090)	$3,090	$5,429	$282,244
Net income	—	—	—	—	—	—	13,976	—	—	—	13,976
Directors deferred fees	—	—	—	—	—	—	—	71	(71)	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(3,684)	(3,684)
Redemption of preferred stock	—	—	—	—	(31,260)	—	—	—	—	—	(31,260)
Common stock issued pursuant to:
Stock-based compensation	52,479	811	—	—	—	—	—	—	—	—	811
Dividend reinvestment plan	18,587	194	—	—	—	—	—	—	—	—	194
Conversion of preferred stock	—	—	1,804,566	17,161	—	(17,161)	—	—	—	—	—
Cash dividends:
Common stock, $0.15 per share	—	—	—	—	—	—	(3,971)	—	—	—	(3,971)
Preferred stock, net of accretion	—	—	—	—	543	—	(1,060)	—	—	—	(517)
Balance, September 30, 2013	20,533,733	$158,546	5,992,213	$57,849	$—	$—	$39,653	$(3,019)	$3,019	$1,745	$257,793

Balance, December 31, 2013	21,310,832	$168,616	5,992,213	$57,849	$—	$—	$41,559	$(3,143)	$3,143	$3,306	$271,330
Net income	—	—	—	—	—	—	20,885	—	—	—	20,885
Directors deferred fees	—	—	—	—	—	—	—	(34)	34	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	6,908	6,908
Common stock issued pursuant to:
Acquisition of South Street Financial	1,139,931	19,778	—	—	—	—	—	—	—	—	19,778
Acquisition of Community First Financial Group	1,190,763	20,128	—	—	—	—	—	—	—	—	20,128
Stock-based compensation	133,327	1,187	—	—	—	—	—	—	—	—	1,187
Shares withheld for payment of taxes	(32,279)	(542)	—	—	—	—	—	—	—	—	(542)
Stock options exercised	62,258	701	—	—	—	—	—	—	—	—	701
Shares traded to exercise options	(37,158)	(663)	—	—	—	—	—	—	—	—	(663)
Excess income tax benefit	—	27	—	—	—	—	—	—	—	—	27
Dividend reinvestment plan	14,827	252	—	—	—	—	—	—	—	—	252
Repurchase of common stock	—	—	(300,000)	(5,081)	—	—	—	—	—	—	(5,081)
Cash dividends:
Common stock, $0.15 per share	—	—	—	—	—	—	(4,263)	—	—	—	(4,263)
Balance, September 30, 2014	23,782,501	$209,484	5,692,213	$52,768	$—	$—	$58,181	$(3,177)	$3,177	$10,214	$330,647

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$20,885	$13,976
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,005	9,753
Depreciation and amortization	4,341	3,351
Amortization of premiums, net	3,200	3,386
Amortization of intangible assets	1,621	783
Accretion of fair value purchase accounting adjustments	(8,697)	(11,938)
Acquisition-related gain	—	(719)
Cash flow hedge expense	163	7,163
Stock-based compensation	1,187	811
Deferred compensation	338	393
Earnings on bank-owned life insurance	(1,748)	(1,672)
Loss on sale of investment securities, net	511	52
(Gain) loss on disposal of premises and equipment	(21)	109
Losses on other real estate owned	3,136	2,498
Gain on sale of loans (mortgage fees)	(5,640)	(7,269)
Origination of loans held for sale	(211,835)	(257,981)
Proceeds from sales of loans held for sale	212,809	289,828
Decrease in accrued interest receivable	1,768	783
Payments received from FDIC under loss-share agreements	9,076	22,615
(Increase) decrease in other assets	(9,164)	12,353
Decrease in accrued expenses and other liabilities	(10,863)	(6,471)
Net cash provided by operating activities	17,072	81,804
Investing activities
Purchases of investment securities available-for-sale	(21,339)	(78,518)
Purchases of investment securities held-to-maturity	(5,269)	(43,751)
Proceeds from sales of investment securities available-for-sale	40,646	15,973
Proceeds from sales of investment securities held-to-maturity	8,651	—
Proceeds from maturities and payments of investment securities available-for-sale	36,899	42,425
Proceeds from maturities and payments of investment securities held-to-maturity	2,831	1,209
Redemption (purchase) of Federal Home Loan Bank stock	1,974	(4,093)
Net increase in loans	(167,127)	(78,635)
Purchases of premises and equipment	(3,201)	(6,102)
Proceeds from disposal of premises and equipment	21	47
Investment in bank-owned life insurance	(171)	(128)
Investment in other real estate owned	(957)	(1,972)
Proceeds from sales of other real estate owned	23,116	25,084
Net cash received from acquisitions	74,418	—
Net cash used in investing activities	(9,508)	(128,461)

Financing activities
Net decrease in deposits	(51,115)	(218,804)
Net (decrease) increase in short-term borrowings	(4,029)	111,292
Net increase in long-term-debt	58,500	24,535
Preferred stock redeemed, net	—	(31,260)
Common stock issued pursuant to dividend reinvestment plan	252	194
Common stock repurchased	(5,081)	—
Common stock issued from exercise of stock options	38	—
Common stock repurchased in lieu of income taxes	(542)	—
Cash dividends paid, net of accretion	(4,263)	(4,488)
Net cash used in financing activities	(6,240)	(118,531)
Net increase (decrease) in cash and cash equivalents	1,324	(165,188)
Cash and cash equivalents, beginning of period	108,390	234,071
Cash and cash equivalents, end of period	$109,714	$68,883

Supplemental Statement of Cash Flows Disclosure
Interest paid	$17,863	$22,573
Income taxes paid	2,400	932
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$17,055	$22,622
Transfer of loans held for sale to loans	14,659	15,104
FDIC indemnification asset increase for losses, net	1,795	5,901
Transfer of securities from available-to-sale to held-to-maturity	—	86,526

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

Under the merger agreement, Harbor's shareholders will receive 0.950 shares of the Company's voting common stock for each share of Harbor common stock owned. The Company anticipates that the acquisition will close in the fourth quarter of 2014, subject to customary closing conditions, including regulatory approval and approval of Harbor’s shareholders.

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

A summary of assets received and liabilities assumed for Community First, as well as the associated fair value adjustments, are as follows (dollars in thousands):

	As Recorded by Community First	Fair Value Adjustments		As Recorded by BNC
Assets
Cash and due from banks	$47,330	$—		$47,330
Investment securities available-for-sale	12,000	—		12,000
Federal Home Loan Bank stock, at cost	293	—		293
Loans	152,885	(15,139)	(1)	137,746
Premises and equipment	545	(131)	(2)	414
Accrued interest receivable	436	—		436
Other real estate owned	1,419	(271)	(3)	1,148
Core deposit intangible	—	3,624	(4)	3,624
Other assets	6,849	4,552	(5)	11,401
Total assets acquired	$221,757	$(7,365)		214,392
Liabilities
Deposits	$(191,486)	$(180)	(6)	(191,666)
Short-term borrowings	(4,560)	—		(4,560)
Other liabilities	(1,063)	(205)	(7)	(1,268)
Total liabilities assumed	$(197,109)	$(385)		(197,494)
Net assets acquired				16,898
Total consideration paid				26,734
Goodwill				$9,836

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for the fair value of the premises and equipment.

(3)	Adjustment for the fair value of the other real estate owned.

(4)	Adjustment for the fair value of the core deposit intangible.

(5)	Adjustment for the deferred tax asset recognized from acquisition.

(6)	Adjustment for the fair value of the time deposits.

(7)	Adjustment for the fair value of leases acquired.

A summary of the consideration paid is as follows (dollars in thousands):

Common stock issued (1,190,763 shares)	$20,128
Redemption of preferred stock	850
Cash payments to common shareholders	5,756
Total consideration paid	$26,734

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

Acquisition of South Street Financial Corp.

On April 1, 2014, the Company completed the acquisition of South Street Financial Corp. ("South Street"), the parent company of Home Savings Bank of Albermarle, Inc. SSB, pursuant to the terms of the Agreement and Plan of Merger dated December 17, 2013.

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

A summary of assets received and liabilities assumed for South Street, as well as the associated fair value adjustments, are as follows (dollars in thousands):

	As Recorded by South Street	Fair Value Adjustments		As Recorded by BNC
Assets
Cash and due from banks	$39,680	$—		$39,680
Investment securities available-for-sale	13,000	—		13,000
Federal Home Loan Bank stock, at cost	895	—		895
Loans	188,386	(10,433)	(1)	177,953
Premises and equipment	9,273	(361)	(2)	8,912
Accrued interest receivable	592	—		592
Other real estate owned	12,358	(3,788)	(3)	8,570
Core deposit intangible	—	2,387	(4)	2,387
Other assets	13,554	4,785	(5)	18,339
Total assets acquired	$277,738	$(7,410)		270,328
Liabilities
Deposits	$(236,526)	$(1,188)	(6)	(237,714)
Short-term borrowings	(12,300)	—		(12,300)
Other liabilities	(7,075)	—		(7,075)
Total liabilities assumed	$(255,901)	$(1,188)		(257,089)
Net assets acquired				13,239
Total consideration paid				25,763
Goodwill				$12,524

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for the fair value of the premises and equipment.

(3)	Adjustment for the fair value of the other real estate owned.

(4)	Adjustment for the fair value of the core deposit intangible.

(5)	Adjustment for the deferred tax asset recognized from acquisition.

(6)	Adjustment for the fair value of the time deposits.

A summary of the consideration paid is as follows (dollars in thousands):

Common stock issued (1,139,931 shares)	$19,778
Cash payments to common shareholders	5,985
Total consideration paid	$25,763

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

The Company incurred transaction-related costs of $1.3 million and $5.3 million for the three and nine months ended September 30, 2014 related to these acquisitions, which were expensed as incurred as a component of non-interest expense. Transaction-related costs primarily include severance costs, professional services, data processing fees, marketing and advertising and other non-interest expenses.

The following table presents financial information regarding the former Community First and South Street operations included in our Consolidated Statements of Income from the date of acquisition through September 30, 2014 under the column “Actual from acquisition date through September 30, 2014”. These amounts do not include direct costs as explained above. In addition, the following table presents unaudited pro-forma information as if the acquisitions of Community First and South Street had occurred on January 1, 2013 under the “Pro-forma” columns. This pro-forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects and is based on our historical results for the periods presented. Transaction-related costs related to the acquisition are not reflected in the pro-forma amounts. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Community First and South Street at the beginning of 2013. Cost savings are also not reflected in the unaudited pro-forma amounts for three and nine months ended September 30, 2014 and 2013, respectively (dollars in thousands).

	Actual from acquisition date through September 30, 2014	Pro-forma for three months ended September 30,		Pro-forma for nine months ended September 30,
		2014	2013	2014	2013
Net interest income	$6,751	$36,140	$32,227	$108,487	$95,995
Non-interest income	262	6,307	6,297	17,731	19,904
Net income	2,196	8,268	5,951	18,291	16,559
Net income available to common shareholders	2,196	8,268	5,951	18,291	15,508

Pro-forma earnings per share:
Basic		$0.28	$0.21	$0.62	$0.54
Diluted		$0.28	$0.21	$0.62	$0.54

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

A summary of assets received and liabilities assumed for Randolph, as well as the associated fair value adjustments, are as follows (dollars in thousands):

	As Recorded by Randolph	Fair Value Adjustments		As Recorded by BNC
Assets
Cash and due from banks	$14,207	$—		$14,207
Investment securities available-for-sale	5,082	130	(1)	5,212
Federal Home Loan Bank stock, at cost	630	—		630
Loans	161,220	(6,973)	(2)	154,247
Premises and equipment	4,537	811	(3)	5,348
Accrued interest receivable	800	—		800
Other real estate owned	4,844	(626)	(4)	4,218
Core deposit intangible	—	2,676	(5)	2,676
Other assets	92,289	1,744	(6)	94,033
Total assets acquired	$283,609	$(2,238)		281,371
Liabilities
Deposits	$(260,484)	$(523)	(7)	(261,007)
Long-term borrowings	(6,100)	(209)	(8)	(6,309)
Other liabilities	(1,291)	—		(1,291)
Total liabilities assumed	$(267,875)	$(732)		(268,607)
Net assets acquired				12,764
Total consideration paid				14,037
Goodwill				$1,273

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the investment securities portfolio.

(2)	Adjustment for the fair value of the loan portfolio.

(3)	Adjustment for the fair value of the premises and equipment.

(4)	Adjustment for the fair value of the other real estate owned.

(5)	Adjustment for the fair value of the core deposit intangible.

(6)	Adjustment for the deferred tax asset recognized from acquisition.

(7)	Adjustment for the fair value of the time deposits.

(8)	Adjustment for the fair value of the borrowings.

A summary of the consideration paid is as follows (dollars in thousands):

Common stock issued (726,634 shares)	$9,642
Redemption of preferred stock	2,300
Cash payments to common stockholders	2,095
Total consideration paid	$14,037

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

The estimated fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. During this one year period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed at the acquisition date or if the change results from an event that occurred after the date of acquisition.

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

The Company's basic and diluted earnings per share calculations are presented in the following table (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income available to common shareholders	$8,268	$5,030	$20,885	$12,916

Weighted average common shares - basic	29,471,545	26,501,769	28,558,941	26,229,236
Add: Effect of convertible preferred stock	—	—	—	251,185
Weighted average participating common shares - basic	29,471,545	26,501,769	28,558,941	26,480,421
Effects of dilutive Stock Rights	95,769	80,317	107,539	13,064
Weighted average participating common shares - diluted	29,567,314	26,582,086	28,666,480	26,493,485

Basic earnings per common share	$0.28	$0.19	$0.73	$0.49
Diluted earnings per common share	$0.28	$0.19	$0.73	$0.49

For the three months ended September 30, 2014 and 2013, respectively, there were zero and 71,500 shares of Stock Rights excluded in computing diluted common shares outstanding. For the nine months ended September 30, 2014 and 2013, respectively, there were zero and 390,002 shares of Stock Rights excluded in computing diluted common shares outstanding.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Available-for-sale:
U.S. Government agencies	$8,440	$135	$—	$8,575
State and municipals	178,781	9,757	352	188,186
Corporate debt securities	4,006	12	26	3,992
Other debt securities	12,755	—	192	12,563
Equity securities	4,277	51	135	4,193
Mortgage-backed securities:
Residential government sponsored	29,429	949	182	30,196
Other government sponsored	2,253	149	—	2,402
	$239,941	$11,053	$887	$250,107
Held-to-maturity:
State and municipals	$215,156	$4,675	$1,259	$218,572
Corporate debt securities	14,000	42	960	13,082
Other debt securities	10,000	—	—	10,000
	$239,156	$4,717	$2,219	$241,654

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Available-for-sale:
U.S. Government agencies	$15,720	$4	$663	$15,061
State and municipals	194,224	2,704	5,665	191,263
Corporate debt securities	9,011	16	138	8,889
Other debt securities	4,727	—	347	4,380
Equity securities	979	—	57	922
Mortgage-backed securities:
Residential government sponsored	41,231	1,442	659	42,014
Other government sponsored	7,615	276	3	7,888
	$273,507	$4,442	$7,532	$270,417
Held-to-maturity:
State and municipals	$221,378	$379	$10,169	$211,588
Corporate debt securities	16,000	—	1,081	14,919
Other debt securities	10,000	—	—	10,000
	$247,378	$379	$11,250	$236,507

The amortized cost and estimated fair value of investment securities at September 30, 2014, by contractual maturity, are shown below (dollars in thousands). The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
Available-for-sale:
Due within one year	$1,006	$1,018
Due after one through five years	441	479
Due after five through ten years	19,110	19,261
Due after ten years	215,107	225,156
Total debt securities	235,664	245,914
Equity securities	4,277	4,193
	$239,941	$250,107

Held-to-maturity:
Due after one year through five years	$11,798	$11,020
Due after five through ten years	24,244	24,358
Due after ten years	203,114	206,276
	$239,156	$241,654

At September 30, 2014 and December 31, 2013, investment securities with an estimated fair value of approximately $259.4 million and $184.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Proceeds from sales	$15,140	$—	$49,297	$15,797

Gross realized gains on sales	$137	$—	$474	$176
Gross realized losses on sales	(83)	—	(985)	(228)
Total realized gains (losses), net	$54	$—	$(511)	$(52)

During the nine months ended September 30, 2014, the Company made two sales of securities that were classified as held-to-maturity. The Company sold $3.3 million of state and municipal debt obligations that were downgraded by Moody's as a result of allegations of fraud and multiple pending investigations of the issuer. As a result of the downgrade of the securities, the Company's intent to hold these securities changed and management elected to divest of its interest in the downgraded securities. The Company recorded a realized gain of $0.2 million on this sale.

The Company also sold $5.2 million of corporate debt securities due to regulatory capital restrictions. The Company recorded a realized loss of $0.1 million on this sale.

As the Company's intent and ability to hold the remaining held-to-maturity securities was not impacted by these sales, the Company did not reclassify the remaining securities to the available-for-sale category.

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less Than 12 Months			12 Months or More			Total
September 30, 2014	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
State and municipals	—	$—	$—	16	$35,703	$352	$35,703	$352
Corporate debt securities	—	—	—	1	2,974	26	2,974	26
Other debt securities	—	—	—	1	4,563	192	4,563	192
Equity securities	1	844	135	—	—	—	844	135
Mortgage-backed securities	1	4,892	32	8	9,029	150	13,921	182
	2	$5,736	$167	26	$52,269	$720	$58,005	$887

Held-to-maturity:
State and municipals	2	$832	$26	73	$93,753	$1,233	$94,585	$1,259
Corporate debt securities	—	—	—	1	3,040	960	3,040	960
	2	$832	$26	74	$96,793	$2,193	$97,625	$2,219

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government agencies	5	$14,583	$663	—	$—	$—	$14,583	$663
State and municipals	47	72,821	3,647	21	27,976	2,018	100,797	5,665
Corporate debt securities	2	7,862	138	—	—	—	7,862	138
Other debt securities	1	4,380	347	—	—	—	4,380	347
Equity securities	1	922	57	—	—	—	922	57
Mortgage-backed securities	15	14,146	444	4	4,582	218	18,728	662
	71	$114,714	$5,296	25	$32,558	$2,236	$147,272	$7,532

Held-to-maturity:
State and municipals	150	$162,565	$8,325	25	$28,238	$1,844	$190,803	$10,169
Corporate debt securities	1	4,939	61	1	2,980	1,020	7,919	1,081
	151	$167,504	$8,386	26	$31,218	$2,864	$198,722	$11,250

All state and municipal securities in an unrealized loss position were rated as investment grade at September 30, 2014. The Company noted that, of the 89 municipal securities in an unrealized loss position for greater than 12 months, only two had an unrealized loss of greater than 5% of their carrying value, and none of the unrealized losses were greater than 12% of the carrying value. The corporate debt securities are issued by well-capitalized and sound financial institutions. The other debt security is backed by a pool of student loan debt and has an investment grade rating. The gross unrealized losses reported for the mortgage-backed securities relate to investment securities issued by the Federal National Mortgage Association, the Government National Mortgage Association, or Federal Home Loan Mortgage Corporation. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these investment securities before the anticipated recovery of the amortized cost basis. The unrealized losses for the debt securities are caused by changes in market interest rates and not credit concerns related to the respective issuers.

The equity securities held by the Company in an unrealized loss position at September 30, 2014 consist of publicly-traded common stock of an investment company and there are no concerns about the long-term viability of the issuer. The Company has the positive intent and ability to hold these securities until the anticipated recovery of value occurs.

Based on this analysis, the Company does not consider any investment securities to be other-than-temporarily impaired at September 30, 2014.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below (dollars in thousands):

	September 30, 2014			December 31, 2013
	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
Commercial real estate	$1,180,350	$314,314	$1,494,664	$1,014,633	$318,023	$1,332,656
Commercial construction	217,359	41,323	258,682	202,140	42,420	244,560
Commercial and industrial	140,058	30,032	170,090	139,567	29,372	168,939
Leases	17,290	—	17,290	16,137	—	16,137
Total commercial	1,555,057	385,669	1,940,726	1,372,477	389,815	1,762,292
Residential construction	40,411	6,329	46,740	29,636	2,798	32,434
Residential mortgage	410,775	344,565	755,340	294,660	173,263	467,923
Consumer and other	15,549	5,314	20,863	8,103	5,765	13,868
	$2,021,792	$741,877	$2,763,669	$1,704,876	$571,641	$2,276,517

(1)
Amount includes $149.0 million and $187.7 million of acquired loans covered under FDIC loss-share agreements at September 30, 2014 and December 31, 2013, respectively. The unpaid principal balance for acquired loans covered under FDIC loss-share agreements was $152.6 million and $195.4 million at September 30, 2014 and December 31, 2013, respectively.

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

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. The following table details changes in the carrying amount of covered acquired loans and accretable yield for loans receivable for the nine months ended September 30, 2014 and year ended December 31, 2013 (dollars in thousands):

	2014		2013
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of period	$(6,058)	$187,661	$(12,895)	$248,930
Reductions from payments and foreclosures, net	—	(42,274)	—	(70,042)
Reclass from non-accretable to accretable yield	(214)	214	(968)	968
Accretion	3,356	3,356	7,805	7,805
Balance at end of period	$(2,916)	$148,957	$(6,058)	$187,661

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of ASC Topic 310-30: Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. Generally, the acquired loans that meet the Company’s definition for nonaccrual status fall within the definition of credit-impaired covered loans. The following table presents loans acquired during the nine months ended September 30, 2014, at acquisition date, accounted for under ASC Topic 310-30 (dollars in thousands):

Contractually required payments receivable	$40,012
Contractual cash flows not expected to be collected (non-accretable)	(7,885)
Expected cash flows	32,127
Interest component of expected cash flows	(3,397)
Fair value of loans acquired	$28,730

The acquisition date unpaid balance of loans acquired during the nine months ended September 30, 2014 that did not have credit deterioration was $307.1 million, with an estimated fair value of $287.0 million. The discount of $20.1 million will be amortized on a level-yield basis over the economic life of the loans.

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank. At September 30, 2014 and December 31, 2013, real estate loans with carrying values of $947.4 million and $759.2 million, respectively, were pledged to secure borrowing facilities from these institutions.

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

At September 30, 2014, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $176.6 million, which represented approximately 98% of the total second liens held by the

Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15 year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding prinicpal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At September 30, 2014, approximately 98% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria includes analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either renewed, converted to conventional second mortgage loans that are fully amortizing, or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.

The following table summarizes the maturity dates of our home equity lines of credit at September 30, 2014 (dollars in thousands):

2014	$1,871
2015	3,184
2016	4,958
2017	6,027
2018	7,248
Thereafter	256,618
$279,906

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

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 is presented below (dollars in thousands):

2014	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Allowance for loan losses:
Balance June 30, 2014	$12,087	$5,184	$3,331	$54	$160	$9,036	$277	$30,129
Charge-offs	(878)	(324)	(379)	—	—	(1,267)	(18)	(2,866)
Recoveries	680	377	383	—	3	1,002	96	2,541
Provision (1)	2,299	760	(509)	(28)	334	(1,391)	(161)	1,304
Change in FDIC indemnification asset (1)	35	(265)	(150)	—	—	(1)	(5)	(386)
Balance September 30, 2014	$14,223	$5,732	$2,676	$26	$497	$7,379	$189	$30,722

Balance December 31, 2013	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875
Charge-offs	(2,956)	(3,468)	(2,128)	—	—	(3,705)	(182)	(12,439)
Recoveries	1,190	1,693	805	—	16	1,650	118	5,472
Provision (1)	1,401	1,457	1,081	(30)	274	1,847	(25)	6,005
Change in FDIC indemnification asset (1)	(164)	(688)	(219)	—	(6)	(143)	29	(1,191)
Balance September 30, 2014	$14,223	$5,732	$2,676	$26	$497	$7,379	$189	$30,722

2013	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Allowance for loan losses:
Balance June 30, 2013	$12,891	$6,997	$3,541	$—	$377	$8,773	$280	$32,859
Charge-offs	(1,658)	(1,241)	(1,053)	—	—	(2,264)	(53)	(6,269)
Recoveries	607	551	167	—	2	144	10	1,481
Provision (2)	1,729	615	(379)	38	(145)	1,577	(85)	3,350
Change in FDIC indemnification asset (2)	(70)	(119)	435	—	—	645	46	937
Balance September 30, 2013	$13,499	$6,803	$2,711	$38	$234	$8,875	$198	$32,358

Balance December 31, 2012	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292
Charge-offs	(3,383)	(9,165)	(3,292)	—	—	(7,935)	(279)	(24,054)
Recoveries	1,479	1,386	453	—	23	377	25	3,743
Provision (2)	1,364	2,975	1,556	20	(380)	3,968	250	9,753
Change in FDIC indemnification asset (2)	(1,679)	1,800	416	—	(2)	2,024	65	2,624
Balance September 30, 2013	$13,499	$6,803	$2,711	$38	$234	$8,875	$198	$32,358

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(0.1) million and $(0.3) million for the three and nine months ended September 30, 2014, respectively. This resulted in a decrease in the FDIC indemnification asset of $(0.4) million and $(1.2) million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loan portfolio of $(0.5) million and $(1.5) million for the three and nine months ended September 30, 2014, respectively.

(2)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively. This resulted in an increase in the FDIC indemnification asset of $0.9 million and $2.6 million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loan portfolio of $1.2 million and $3.2 million for the three and nine months ended September 30, 2013.

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Balances at September 30, 2014:
Specific reserves:
Impaired loans	$1,707	$137	$61	$—	$44	$780	$13	$2,742
Purchase credit impaired loans	1,966	404	139	—	—	1,544	12	4,065
Total specific reserves	3,673	541	200	—	44	2,324	25	6,807
General reserves	10,550	5,191	2,476	26	453	5,055	164	23,915
Total	$14,223	$5,732	$2,676	$26	$497	$7,379	$189	$30,722

Loans:
Individually evaluated for impairment	$31,093	$6,996	$964	$—	$351	$20,427	$146	$59,977
Purchase credit impaired loans	89,833	13,767	4,819	—	—	52,725	911	162,055
Loans collectively evaluated for impairment	1,373,738	237,919	164,307	17,290	46,389	682,188	19,806	2,541,637
Total	$1,494,664	$258,682	$170,090	$17,290	$46,740	$755,340	$20,863	$2,763,669

Balances at December 31, 2013:
Specific reserves:
Impaired loans	$3,209	$1,595	$43	$—	$35	$1,361	$10	$6,253
Purchase credit impaired loans	2,979	691	552	—	—	1,833	23	6,078
Total specific reserves	6,188	2,286	595	—	35	3,194	33	12,331
General reserves	8,564	4,452	2,542	56	178	4,536	216	20,544
Total	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875

Loans:
Individually evaluated for impairment	$33,950	$12,877	$1,525	$—	$356	$14,037	$165	$62,910
Purchase credit impaired loans	100,290	18,460	6,649	—	16	50,825	1,917	178,157
Loans collectively evaluated for impairment	1,198,416	213,223	160,765	16,137	32,062	403,061	11,786	2,035,450
Total	$1,332,656	$244,560	$168,939	$16,137	$32,434	$467,923	$13,868	$2,276,517

The following tables present information related to impaired loans, excluding purchased impaired loans (dollars in thousands):

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
September 30, 2014	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
Originated:
Commercial real estate	$10,313	$9,709	$1,663	$19,083	$19,636
Commercial construction	1,043	1,038	118	5,422	5,401
Commercial and industrial	760	754	44	—	—
Residential construction	352	351	44	—	—
Residential mortgage	6,385	6,365	753	5,108	5,095
Consumer and other	129	128	13	—	—
Total originated	18,982	18,345	2,635	29,613	30,132
Acquired (non-covered):
Commercial real estate	482	481	44	608	1,704
Commercial construction	176	246	19	38	46
Commercial and industrial	210	209	17	2	1
Residential mortgage	561	588	27	3,337	3,960
Consumer and other	—	—	—	18	18
Total acquired (non-covered)	1,429	1,524	107	4,003	5,729
Acquired (covered):
Commercial real estate	—	—	—	1,103	1,130
Commercial construction	—	—	—	343	430
Residential mortgage	—	—	—	4,933	4,953
Total acquired (covered)	—	—	—	6,379	6,513
Total loans	$20,411	$19,869	$2,742	$39,995	$42,374

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
Originated:
Commercial real estate	$16,261	$16,228	$3,164	$17,129	$17,116
Commercial construction	7,239	7,218	1,582	5,536	5,902
Commercial and industrial	934	932	42	3	—
Residential construction	357	355	35	—	—
Residential mortgage	8,529	8,513	1,333	3,719	3,699
Consumer and other	104	104	10	37	37
Total originated	33,424	33,350	6,166	26,424	26,754
Acquired (non-covered):
Commercial real estate	490	489	45	557	565
Commercial construction	142	141	14	—	—
Commercial and industrial	185	185	1	406	648
Residential mortgage	636	636	27	1,236	1,528
Consumer and other	—	—	—	24	21
Total acquired (non-covered)	1,453	1,451	87	2,223	2,762
Acquired (covered):
Commercial real estate	—	—	—	173	183
Commercial construction	—	—	—	400	414
Commercial and industrial	—	—	—	3	35
Residential mortgage	—	—	—	5,788	5,877
Total acquired (covered)	—	—	—	6,364	6,509
Total loans	$34,877	$34,801	$6,253	$35,011	$36,025

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans (dollars in thousands):

	Three months ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with allowance:
Commercial real estate	$13,364	$121	$27,158	$311
Commercial construction	1,411	12	5,905	72
Commercial and industrial	941	5	603	10
Residential construction	352	3	433	4
Residential mortgage	6,902	32	11,299	129
Consumer and other	179	3	21	—
Total impaired loans with allowance	$23,149	$176	$45,419	$526
Impaired loans with no allowance:
Commercial real estate	$13,901	$143	$9,146	$149
Commercial construction	7,145	41	6,667	166
Commercial and industrial	21	—	481	6
Residential mortgage	11,985	73	11,389	164
Consumer and other	12	—	41	—
Total impaired loans with no allowance	$33,064	$257	$27,724	$485

	Nine months ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with allowance:
Commercial real estate	$17,092	$520	$19,039	$583
Commercial construction	2,138	67	6,814	163
Commercial and industrial	1,022	21	363	14
Residential construction	356	9	359	9
Residential mortgage	6,462	103	11,444	253
Consumer and other	138	4	41	—
Total impaired loans with allowance	$27,208	$724	$38,060	$1,022
Impaired loans with no allowance:
Commercial real estate	$13,484	$258	$16,153	$425
Commercial construction	7,427	123	10,356	198
Commercial and industrial	285	—	686	10
Residential mortgage	12,423	184	11,490	208
Consumer and other	20	—	51	—
Total impaired loans with no allowance	$33,639	$565	$38,736	$841

For the three and nine months ended September 30, 2014 and 2013, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. For the three and nine months ended September 30, 2014 and 2013, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following tables present an aging analysis of the recorded investment in the Company's loans (dollars in thousands):

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
Originated:
Commercial real estate	$—	$217	$—	$4,174	$4,391	$1,175,959	$1,180,350
Commercial construction	759	20	—	1,685	2,464	214,895	217,359
Commercial and industrial	8	—	—	167	175	139,883	140,058
Leases	—	—	—	—	—	17,290	17,290
Residential construction	—	—	—	—	—	40,411	40,411
Residential mortgage	931	43	—	3,831	4,805	405,970	410,775
Consumer and other	27	—	—	—	27	15,522	15,549
Total originated	1,725	280	—	9,857	11,862	2,009,930	2,021,792
Acquired (non-covered):
Commercial real estate	182	—	—	656	838	236,012	236,850
Commercial construction	70	76	—	79	225	30,475	30,700
Commercial and industrial	—	110	—	53	163	25,617	25,780
Residential construction	1,196	109	—	—	1,305	5,024	6,329
Residential mortgage	1,326	109	—	3,693	5,128	283,731	288,859
Consumer and other	67	—	—	18	85	4,317	4,402
Total acquired (non-covered)	2,841	404	—	4,499	7,744	585,176	592,920
Acquired (covered):
Commercial real estate	1,345	—	—	5,949	7,294	70,170	77,464
Commercial construction	9	44	—	655	708	9,915	10,623
Commercial and industrial	18	—	—	175	193	4,059	4,252
Residential construction	—	—	—	—	—	—	—
Residential mortgage	191	10	—	6,815	7,016	48,690	55,706
Consumer and other	4	—	5	42	51	861	912
Total acquired (covered)	1,567	54	5	13,636	15,262	133,695	148,957
Total loans	$6,133	$738	$5	$27,992	$34,868	$2,728,801	$2,763,669

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
Originated:
Commercial real estate	$353	$—	$—	$6,044	$6,397	$1,008,236	$1,014,633
Commercial construction	14	20	—	2,801	2,835	199,305	202,140
Commercial and industrial	533	10	—	245	788	138,779	139,567
Leases	—	—	—	—	—	16,137	16,137
Residential construction	—	—	—	—	—	29,636	29,636
Residential mortgage	1,417	248	—	5,102	6,767	287,893	294,660
Consumer and other	—	—	—	37	37	8,066	8,103
Total originated	2,317	278	—	14,229	16,824	1,688,052	1,704,876
Acquired (non-covered):
Commercial real estate	116	—	—	605	721	220,850	221,571
Commercial construction	50	—	—	—	50	24,039	24,089
Commercial and industrial	—	5	—	591	596	22,857	23,453
Residential construction	—	—	—	—	—	2,782	2,782
Residential mortgage	950	514	—	1,665	3,129	105,110	108,239
Consumer and other	108	1	—	24	133	3,713	3,846
Total acquired (non-covered)	1,224	520	—	2,885	4,629	379,351	383,980
Acquired (covered):
Commercial real estate	1,145	848	—	8,086	10,079	86,373	96,452
Commercial construction	201	38	—	5,111	5,350	12,981	18,331
Commercial and industrial	—	47	—	640	687	5,232	5,919
Residential construction	—	—	—	—	—	16	16
Residential mortgage	313	28	—	9,818	10,159	54,865	65,024
Consumer and other	8	2	—	90	100	1,819	1,919
Total acquired (covered)	1,667	963	—	23,745	26,375	161,286	187,661
Total loans	$5,208	$1,761	$—	$40,859	$47,828	$2,228,689	$2,276,517

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
Loss. Loans classified as loss are considered uncollectible and are in the process of being charged-off, as soon as practical, once so classified.
The following tables present the recorded investment in the Company’s loans by credit quality indicator (dollars in thousands):

September 30, 2014	Total	Pass Credits	Special Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$1,180,350	$1,092,408	$49,430	$38,512	$—	$—
Commercial construction	217,359	204,831	8,297	4,231	—	—
Commercial and industrial	140,058	133,226	3,697	3,135	—	—
Leases	17,290	17,290	—	—	—	—
Residential construction	40,411	39,168	892	351	—	—
Residential mortgage	410,775	378,935	20,259	11,581	—	—
Consumer and other	15,549	15,242	214	93	—	—
Total originated	2,021,792	1,881,100	82,789	57,903	—	—
Total acquired (non-covered):
Commercial real estate	236,850	200,259	21,612	14,979	—	—
Commercial construction	30,700	20,251	5,924	4,525	—	—
Commercial and industrial	25,780	24,373	461	946	—	—
Residential construction	6,329	6,050	279	—	—	—
Residential mortgage	288,859	250,952	22,862	14,858	187	—
Consumer and other	4,402	4,299	85	18	—	—
Total acquired (non-covered):	592,920	506,184	51,223	35,326	187	—
Acquired (covered):
Commercial real estate	77,464	48,144	12,521	15,170	1,629	—
Commercial construction	10,623	6,747	603	3,182	91	—
Commercial and industrial	4,252	3,327	555	323	47	—
Residential construction	—	—	—	—	—	—
Residential mortgage	55,706	31,806	12,605	9,113	2,182	—
Consumer and other	912	786	84	42	—	—
Total acquired (covered)	148,957	90,810	26,368	27,830	3,949	—
Total loans	$2,763,669	$2,478,094	$160,380	$121,059	$4,136	$—

December 31, 2013	Total	Pass Credits	Special Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$1,014,633	$930,554	$37,685	$46,394	$—	$—
Commercial construction	202,140	175,365	13,113	13,662	—	—
Commercial and industrial	139,567	131,658	5,411	2,498	—	—
Leases	16,137	16,137	—	—	—	—
Residential construction	29,636	28,160	1,120	356	—	—
Residential mortgage	294,660	258,042	19,234	17,384	—	—
Consumer and other	8,103	7,807	177	119	—	—
Total originated	1,704,876	1,547,723	76,740	80,413	—	—
Acquired (non-covered):
Commercial real estate	221,571	195,526	17,343	8,702	—	—
Commercial construction	24,089	21,126	922	2,041	—	—
Commercial and industrial	23,453	18,681	3,328	1,444	—	—
Residential construction	2,782	2,782	—	—	—	—
Residential mortgage	108,239	91,847	10,766	5,626	—	—
Consumer and other	3,846	3,760	62	24	—	—
Total acquired (non-covered)	383,980	333,722	32,421	17,837	—	—
Acquired (covered):
Commercial real estate	96,452	61,091	12,831	17,929	4,601	—
Commercial construction	18,331	9,756	1,397	6,751	427	—
Commercial and industrial	5,919	4,231	796	332	560	—
Residential construction	16	—	16	—	—	—
Residential mortgage	65,024	36,744	13,246	10,296	4,738	—
Consumer and other	1,919	1,726	103	90	—	—
Total acquired (covered)	187,661	113,548	28,389	35,398	10,326	—
Total loans	$2,276,517	$1,994,993	$137,550	$133,648	$10,326	$—

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

The following tables provide a summary of loans modified as TDRs (dollars in thousands):

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
September 30, 2014
Commercial real estate	$3,873	$1,340	$5,213	$166
Commercial construction	3,348	50	3,398	18
Commercial and industrial	692	—	692	51
Residential mortgage	7,644	173	7,817	605
Consumer and other	128	—	128	13
Total modifications	$15,685	$1,563	$17,248	$853
Total contracts	33	9	42

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2013
Commercial real estate	$3,986	$1,107	$5,093	$767
Commercial construction	5,472	274	5,746	520
Commercial and industrial	662	—	662	36
Residential mortgage	6,545	625	7,170	476
Consumer and other	105	37	142	11
Total modifications	$16,770	$2,043	$18,813	$1,810
Total contracts	43	10	53

At September 30, 2014 and December 31, 2013, the Company had no available commitments outstanding on TDRs.

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

The following tables present new TDRs by modification category (dollars in thousands). All balances represent the recorded investment at the end of the period in which the modification was made.

	Three months ended September 30, 2014
	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial and industrial	$—	$—	$158	$158
Residential mortgage	755	—	—	755
Consumer and other	—	11	—	11
Total modifications	$755	$11	$158	$924

	Three months ended September 30, 2013
	Term Modifications	Interest only Modifications	Combination modifications	Total Modifications
Commercial real estate	$—	$331	$—	$331
Commercial and industrial	40	536	—	576
Residential mortgage	84	390	371	845
Total modifications	$124	$1,257	$371	$1,752

	Nine months ended September 30, 2014
	Term Modifications	Interest only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate	$—	$—	$1,338	$—	$1,338
Commercial and industrial	—	—	—	158	158
Residential construction	—	479	—	—	479
Residential mortgage	755	—	—	—	755
Consumer and other	—	—	11	—	11
Total modifications	$755	$479	$1,349	$158	$2,741

	Nine months ended September 30, 2013
	Rate Modifications	Term Modifications	Interest only Modifications	Combination Modifications	Total Modifications
Commercial real estate	$101	$648	$331	$911	$1,991
Commercial construction	128	—	152	553	833
Commercial and industrial	—	129	536	—	665
Residential mortgage	452	84	1,076	573	2,185
Consumer and other	—	23	—	—	23
Total modifications	$681	$884	$2,095	$2,037	$5,697
The following tables summarize the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands). The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three months ended September 30,
	2014	2013
Residential construction	$—	$630

	Nine months ended September 30,
	2014	2013
Commercial real estate	$1,210	$—
Commercial construction	1,245	5,906
Commercial and industrial	—	29
Residential construction	—	630
Residential mortgage	129	—

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Loans held for sale	$20,906	$17,732	$20,906	$17,732
Proceeds from sales of loans held for sale	76,206	91,540	212,809	289,828
Mortgage fees	2,128	2,408	5,640	7,269

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

The following table presents activity for the FDIC indemnification asset (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$9,783	$38,166	$16,886	$53,519
Accretion of present value discount, net	148	83	861	59
Post-acquisition adjustments	(309)	268	(1,141)	1,079
Receipt of payments from FDIC	(2,092)	(6,475)	(9,076)	(22,615)
Balance at end of period	$7,530	$32,042	$7,530	$32,042

The FDIC indemnification asset is measured separately from the related covered assets and is initially recorded at fair value. The fair value was estimated using projected cash flows related to the loss-share agreements based on the expected reimbursements for losses and the applicable loss-share percentages. Cash flow projections are reviewed and updated prospectively as loss estimates related to both covered loans and covered other real estate owned ("OREO") change.

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

The following table presents activity for goodwill and other intangible assets for the nine months ended September 30, 2014 (dollars in thousands):

	Goodwill	Other Intangibles	Total
Balance at December 31, 2013	$28,384	$6,582	$34,966
Acquisitions	22,360	6,011	28,371
Amortization	—	(1,621)	(1,621)
Balance at September 30, 2014	$50,744	$10,972	$61,716

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

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization (dollars in thousands):

	September 30, 2014	December 31, 2013
Gross carrying amount	$15,925	$9,914
Accumulated amortization	(4,953)	(3,332)
Net book value	$10,972	$6,582

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

Derivatives Designated as Cash Flow Hedges of Interest Rate Risk

The Company has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. In March 2013, the Company entered into a forward-starting interest rate swap transaction with a notional amount of $125 million to effectively convert $125 million of its variable-rate money market funding arrangement to fixed interest rate debt at the forward-starting date of the swap transaction. The effective date of this interest rate swap was September 16, 2014 and the termination date is March 18, 2019. The swap transaction was designated as a cash flow hedge of the changes in cash flows attributable to changes in one-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the first $125 million of the Company's variable rate money market funding arrangement, which are indexed to one-month LIBOR.

During the first quarter of 2009, the Company entered into a five year interest rate derivative contract, with a notional amount of $250 million, to offset the effects of interest rate changes on an unsecured $250 million variable rate money market funding arrangement. The interest rate cap matured on February 16, 2014.

Derivatives Not Designated as Hedges

The Company utilizes derivative financial instruments, including interest rate swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. These derivative positions are recorded at fair value on the Company’s consolidated balance sheet and, due to the matched nature of these derivative instruments, changes in fair value do not impact the Company’s earnings. At September 30, 2014 and December 31, 2013, the Company had notional amounts of $34.9 million and $31.2 million, respectively, on interest rate contracts with corporate customers and in offsetting interest rate contracts with another financial institution to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents the fair value of the Company’s derivatives (dollars in thousands):

	September 30, 2014			December 31, 2013
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:
Derivatives designated as hedging instruments:
Interest rate cap	N/A	N/A	N/A	$250,000	Other assets	$—
Interest rate swap	$125,000	Other assets	$657	125,000	Other assets	2,744
	$125,000		$657	$375,000		$2,744

Derivatives not designated as hedging instruments:
Interest rate swaps	$34,916	Other assets	$495	$27,965	Other assets	$424
Interest rate cap/floor	—	Other assets	—	3,256	Other assets	98
	$34,916		$495	$31,221		$522

Derivative liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$34,916	Accrued expenses and other liabilities	$495	$31,221	Accrued expenses and other liabilities	$522

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following table (dollar amounts in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
September 30, 2014
Derivative assets	$1,152	$—	$1,152	$—	$180	$972
Derivative liabilities	495	—	495	—	495	—
Total derivative instruments	$1,647	$—	$1,647	$—	$675	$972

December 31, 2013
Derivative assets	$3,266	$—	$3,266	$—	$930	$2,336
Derivative liabilities	522	—	522	—	522	—
Total derivative instruments	$3,788	$—	$3,788	$—	$1,452	$2,336

The Company has recorded a net gain of $0.4 million, net of tax, as accumulated other comprehensive income at September 30, 2014 associated with cash flow hedging instruments and expects $1.5 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months. The following table presents the amounts recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges (dollars in thousands, net of tax):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Amount of net gains (losses) recorded in OCI (effective portion)	$305	$(599)	$(1,315)	$1,205
Amount of net losses reclassified from OCI to earnings (1)	—	1,613	286	4,402

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the three and nine months ended September 30, 2014 and 2013. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At September 30, 2014, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $0.5 million, for which the Company has posted collateral with a fair value of $2.3 million.

NOTE 9 – BORROWINGS

The following table presents the Company’s short-term borrowings (dollars in thousands):

	September 30, 2014	December 31, 2013
Repurchase agreements	$43,423	$27,202
Advances from FHLB	101,100	97,300
Term loan (1)	27,375	—
Federal funds purchased	—	1,090
Total short-term borrowings	$171,898	$125,592

(1) Term note was reclassified from long-term to short-term at September 30, 2014 due to the Company's decision to fully repay note in advance of maturity date. See further details at Note 14 - Subsequent Event.

Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The following table presents the Company’s long-term debt (dollars in thousands):

	September 30, 2014	December 31, 2013
FHLB advances	$45,000	$51,100
Subordinated notes	60,000	—
Term loan (1)	—	28,875
Junior subordinated debentures	23,713	23,713
	128,713	103,688
Less: FHLB prepayment penalty	1,969	2,179
Total	$126,744	$101,509

(1) Term note was reclassified from long-term to short-term at September 30, 2014 due to the Company's decision to fully repay note in advance of maturity date. See further details at Note 14 - Subsequent Event.

On September 30, 2014, the Company issued $60.0 million of 5.5% Fixed to Floating Rate Subordinated Notes (the "Subordinated Notes"). The Subordinated Notes bear interest at a fixed rate of 5.5% per year for the first five years and, from October 1, 2019 to the October 1, 2024 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month LIBOR plus 359 basis points. The Subordinated Notes are redeemable by the Company at any quarterly interest payment date beginning on October 1, 2019 to maturity at par, plus accrued and unpaid interest. A portion of the proceeds from the sale of Subordinated Notes were used to repay the outstanding principal balance, along with accrued interest and prepayment penalties, on the term loan, while the remainder will be used for general corporate purposes.

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $65.0 million at September 30, 2014. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At September 30, 2014, commercial loans and investment securities with carrying values of $216.2 million and $2.8 million, respectively, were assigned under these arrangements. At September 30, 2014, the Company had approximately $144.9 million in borrowing capacity available under these arrangements with no outstanding balance due.

The advances from the FHLB have been made against a $477.4 million line of credit secured by real estate loans and investment securities with carrying values of $731.2 million and $9.3 million, respectively, at September 30, 2014.

The Company was not aware of any violations of loan covenants at September 30, 2014.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income, net of taxes (dollars in thousands):

2014	Unrealized Holding Gains (Losses) on Available-For-Sale Investment Securities	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Balance at June 30, 2014	$4,606	$3,499	$107	$8,212
Other comprehensive income (loss) before reclassifications	1,833	—	305	2,138
Amounts reclassified from accumulated other comprehensive income	(34)	(102)	—	(136)
Net current period other comprehensive income (loss)	1,799	(102)	305	2,002
Balance at September 30, 2014	$6,405	$3,397	$412	$10,214

Balance at December 31, 2013	$(1,946)	$3,811	$1,441	$3,306
Other comprehensive income (loss) before reclassifications	8,029	—	(1,315)	6,714
Amounts reclassified from accumulated other comprehensive income	322	(414)	286	194
Net current period other comprehensive income (loss)	8,351	(414)	(1,029)	6,908
Balance at September 30, 2014	$6,405	$3,397	$412	$10,214

2013	Unrealized Holding Gains (Losses) on Available-For-Sale Investment Securities	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Balance at June 30, 2013	$383	$3,921	$(1,731)	$2,573
Other comprehensive income (loss) before reclassifications	(1,740)	—	(599)	(2,339)
Amounts reclassified from accumulated other comprehensive income	—	(102)	1,613	1,511
Net current period other comprehensive income (loss)	(1,740)	(102)	1,014	(828)
Balance at September 30, 2013	$(1,357)	$3,819	$(717)	$1,745

Balance at December 31, 2012	$8,872	$2,881	$(6,324)	$5,429
Other comprehensive income (loss) before reclassifications	(9,042)	—	1,205	(7,837)
Amounts reclassified from accumulated other comprehensive income	32	(281)	4,402	4,153
Amounts transferred as a result of the reclassification of securities from available-for-sale to held-to-maturity	(1,219)	1,219	—	—
Net current period other comprehensive income (loss)	(10,229)	938	5,607	(3,684)
Balance at September 30, 2013	$(1,357)	$3,819	$(717)	$1,745

The following tables detail reclassification adjustments from accumulated other comprehensive income (dollars in thousands):

	Three months ended September 30,
Component of Accumulated Other Comprehensive Income	2014	2013	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains - investment securities available-for-sale	$54	$—	Gain (loss) on sale of investment securities, net
	(20)	—	Income tax benefit (expense)
	34	—	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	161	166	Interest income - investment securities
	(59)	(64)	Income tax benefit (expense)
	102	102	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	—	(2,625)	Interest expense - demand deposits
	—	1,012	Income tax benefit (expense)
	—	(1,613)	Total, net of tax
Total reclassifications for the period	$136	$(1,511)

	Nine months ended September 30,
Component of Accumulated Other Comprehensive Income	2014	2013	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains - investment securities available-for-sale	$(511)	$(52)	Gain (loss) on sale of investment securities, net
	189	20	Income tax benefit (expense)
	(322)	(32)	Total, net of tax

Unrealized holding gains – investment securities transferred from available-for-sale to held-to-maturity (1)	657	457	Interest income - investment securities
	(243)	(176)	Income tax benefit (expense)
	414	281	Total, net of tax

Unrealized holding losses – cash flow hedge instruments	(457)	(7,163)	Interest expense - demand deposits
	171	2,761	Income tax benefit (expense)
	(286)	(4,402)	Total, net of tax
Total reclassifications for the period	$(194)	$(4,153)

(1)
The amortization of the unrealized holding gains in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer. Both components are amortized as an adjustment of yield.

NOTE 11 - FAIR VALUE MEASUREMENT

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability at the measurement date. The three levels of valuations are defined as follows:

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

The following tables present information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
September 30, 2014
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$8,575	$—	$8,575	$—
State and municipals	188,186	—	188,186	—
Corporate debt securities	3,992	—	3,992	—
Other debt securities	12,563	—	12,563	—
Equity securities	4,193	844	3,349	—
Mortgage-backed securities:
Residential government sponsored	30,196	—	30,196	—
Other government sponsored	2,402	—	2,402	—
Total investment securities available-for-sale	250,107	844	249,263	—
Derivative instruments:
Interest rate swap - cash flow hedge	657	—	657	—
Interest rate swap - not designated	495	—	495	—
Interest rate cap/floor - not designated	—	—	—	—
Total derivative instruments	1,152	—	1,152	—
Total assets measured at fair value on a recurring basis	$251,259	$844	$250,415	$—
Liabilities:
Interest rate swap - not designated	$495	$—	$495	$—
Total liabilities measured at fair value on a recurring basis	$495	$—	$495	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2013
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$15,061	$—	$15,061	$—
State and municipals	191,263	—	191,263	—
Corporate debt securities	8,889	—	8,889	—
Other debt securities	4,380	—	4,380	—
Equity securities	922	922	—	—
Mortgage-backed securities:
Residential government sponsored	42,014	—	42,014	—
Other government sponsored	7,888	—	7,888	—
Total investment securities available-for-sale	270,417	922	269,495	—
Derivative instruments:
Interest rate swap - cash flow hedge	2,744	—	2,744	—
Interest rate cap - cash flow hedge	—	—	—	—
Interest rate swap - not designated	424	—	424	—
Interest rate cap/floor - not designated	98	—	98	—
Total derivative instruments	3,266	—	3,266	—
Total assets measured at fair value on a recurring basis	$273,683	$922	$272,761	$—
Liabilities:
Interest rate swap - not designated	$522	$—	$522	$—
Total liabilities measured at fair value on a recurring basis	$522	$—	$522	$—

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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
September 30, 2014
Loans held for sale	$20,906	$—	$20,906	$—
Impaired loans	215,225	—	—	215,225
Other real estate owned	46,472	—	—	46,472
Total assets measured at fair value on a nonrecurring basis	$282,603	$—	$20,906	$261,697

December 31, 2013
Loans held for sale	$30,899	$—	$30,899	$—
Impaired loans	228,736	—	—	228,736
Other real estate owned	47,606	—	—	47,606
Total assets measured at fair value on a nonrecurring basis	$307,241	$—	$30,899	$276,342

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2014 (dollars in thousands):

Description	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$215,225	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$46,472	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis (dollars in thousands):

September 30, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$109,714	$109,714	$109,714	$—	$—
Investment securities available-for-sale	250,107	250,107	844	249,263	—
Investment securities held-to-maturity	239,156	241,654	—	241,654	—
Federal Home Loan Bank stock	9,934	9,934	—	9,934	—
Loans held for sale	20,906	20,906	—	20,906	—
Loans receivable, net	2,732,947	2,729,667	—	2,514,442	215,225
Accrued interest receivable	12,215	12,215	—	12,215	—
FDIC indemnification asset	7,530	7,530	—	—	7,530
Investment in bank-owned life insurance	89,582	89,582	—	89,582	—
Interest rate swap derivative - cash flow hedge	657	657	—	657	—
Interest rate swap derivative - not designated	495	495	—	495	—
Interest rate cap/floor derivative - not designated	—	—	—	—	—
Financial liabilities:
Demand deposits and savings	$1,978,045	$1,978,045	$—	$1,978,045	$—
Time deposits	1,106,163	1,120,543	—	1,120,543	—
Short-term borrowings	171,898	171,898	—	171,898	—
Long-term debt	126,744	122,203	—	122,203	—
Accrued interest payable	1,044	1,044	—	1,044	—
Interest rate swap derivative - not designated	495	495	—	495	—

December 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$108,390	$108,390	$108,390	$—	$—
Investment securities available-for-sale	270,417	270,417	922	269,495	—
Investment securities held-to-maturity	247,378	236,507	—	236,507	—
Federal Home Loan Bank stock	10,720	10,720	—	10,720	—
Loans held for sale	30,899	30,899	—	30,899	—
Loans receivable, net	2,243,642	2,266,455	—	2,037,719	228,736
Accrued interest receivable	12,955	12,955	—	12,955	—
FDIC indemnification asset	16,886	16,886	—	—	16,886
Investment in bank-owned life insurance	78,439	78,439	—	78,439	—
Interest rate swap derivative - cash flow hedge	2,744	2,744	—	2,744	—
Interest rate cap derivative - cash flow hedge	—	—	—	—	—
Interest rate swap derivative - not designated	424	424	—	424	—
Interest rate cap/floor derivative - not designated	98	98	—	98	—
Financial liabilities:
Demand deposits and savings	$1,623,931	$1,623,931	$—	$1,623,931	$—
Time deposits	1,082,799	1,087,333	—	1,087,333	—
Short-term borrowings	125,592	126,126	—	126,126	—
Long-term debt	101,509	97,983	—	97,983	—
Accrued interest payable	1,434	1,434	—	1,434	—
Interest rate swap derivative - not designated	522	522	—	522	—

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

The Company committed to invest up to $8.8 million in limited partnership interests of unconsolidated entities, of which $5.9 million was unfunded at September 30, 2014.

The following tables present the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk (dollars in thousands):

	September 30, 2014	December 31, 2013
Commitments under unfunded loans and lines of credit	$586,800	$377,021
Letters of credit	5,140	7,926
Unused credit card lines	4,555	4,120
Unfunded commitments for unconsolidated investments	5,850	7,450

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

NOTE 13 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At September 30, 2014, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013 Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). At September 30, 2014, the 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. At September 30, 2014, the Company had 253,842 Rights issued under the 2006 Omnibus Plan, 122,323 Rights issued and 1,330,722 Rights available for grants or awards under the 2013 Omnibus Plan, and 242,586 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. There were no grants of options during the nine months ended September 30, 2014.

A summary of the Company’s stock option activity for the nine months ended September 30, 2014 is presented below (dollars in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	412,337	$11.34
Exercised	62,258	11.27
Forfeited or expired	—	—
Outstanding at September 30, 2014	350,079	$11.35	2.50	$1,508
Exercisable at September 30, 2014	348,655	$11.36	2.49	$1,500
Share options expected to vest	1,424	$9.67	5.52	$8

The related compensation expense recognized for stock options was immaterial for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was an immaterial amount of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 0.61 years.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the nine months ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2013	303,396	$9.58
Granted	100,603	17.18
Vested	(133,327)	9.96
Forfeited	(2,000)	15.23
Unvested at September 30, 2014	268,672	$12.20

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the nine months ended September 30, 2014 and 2013 was $1.2 million and $0.8 million, respectively. At September 30, 2014, there was $2.7 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.49 years. The grant-date fair value of restricted stock grants vested during the nine months ended September 30, 2014 was $1.3 million.

NOTE 14 – SUBSEQUENT EVENT

On October 1, 2014, in connection with the issuance of the Subordinated Notes detailed in Note 9, the Company paid the $27.4 million outstanding principal balance on the $30.0 million senior unsecured term loan, which was entered into in 2013. The Company recorded approximately $0.6 million of pre-tax loss related to the extinguishment of this debt agreement, which will be included as a component of other non-interest expense in the fiscal year 2014 financial results.

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

Overview and Executive Summary

BNC Bancorp (the "Company") was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina ("BNC"), a full service commercial bank, incorporated under the laws of the State of North Carolina. Our primary sources of revenue are interest and fee income from our lending and investing activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from our investment portfolio. We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We target business professionals and small to mid-size business customers with credit relationships in the $250,000 to $25 million range through our 47 branches located in North and South Carolina.

Net income for the quarter ended September 30, 2014 was $8.3 million, or $0.28 per diluted share, an increase of 64.4% from net income of $5.0 million, or $0.19 per diluted share, for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, net income available to common shareholders was $20.9 million, or $0.73 per diluted share, an increase of 61.7% from net income available to common shareholders of $12.9 million, or $0.49 per diluted share, for the nine months ended September 30, 2013.

Our annualized return on average assets was 0.89% and 0.68% for the three months ended September 30, 2014 and 2013, respectively. Our annualized return on average common shareholders’ equity was 10.03% and 7.81% for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, our annualized return on average assets was 0.80%, as compared to 0.59% for the comparable period of 2013. For the nine months ended September 30, 2014, our annualized return on average common shareholders’ equity was 8.90%, as compared to 6.82% for the nine months ended September 30, 2013.

Total assets at September 30, 2014 were $3.74 billion, an increase of 15.7% as compared to total assets of $3.23 billion at December 31, 2013. Throughout 2014 we have experienced continued growth in economic activity in our markets, which has directly translated to an increase in lending activities. Originated loans increased by $316.9 million, or 18.6%, from December 31, 2013 to September 30, 2014. We believe that, through our recent acquisitions, credit campaigns and our continued ability to attract and retain experienced loan originators, the Company is well positioned to continue our growth of the originated loan portfolio.

During the third quarter of 2014, the Company issued $60.0 million of 5.5% Fixed to Floating Rate Subordinated Notes, which are due October 1, 2024 (the “Notes”). The Notes bear interest at an annual fixed rate of 5.5% for the first five years. From October 1, 2019 to the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 359 basis points. On October 1, 2014, the Company used part of the proceeds of the offering to fund the payment of the outstanding principal balance, including accrued interest and prepayment penalties, on its $30.0 million senior unsecured term loan. The remainder of the offering proceeds will be used for general corporate purposes.

During the nine months ended September 30, 2014, the Company completed the acquisitions of South Street Financial Corporation (“South Street”) and Community First Financial Group, Inc. (“Community First”), respectively. The Company added seven branches as a result of these acquisitions, four located in the Charlotte, North Carolina MSA and three in Chapel Hill, North Carolina.

In addition, during the nine months ended September 30, 2014, the Company signed an Agreement and Plan of Merger with Harbor Bank Group, Inc., the holding company for Harbor National Bank, which has approximately $306 million in assets and would expand the Company’s presence in the attractive Charleston and Mount Pleasant, South Carolina areas. This acquisition is expected to close in the fourth quarter of 2014.

Analysis of Results of Operations

Net Interest Income

Fully-taxable equivalent (“FTE”) net interest income for the third quarter of 2014 was $38.1 million, an increase of 33.7% from $28.5 million for the third quarter of 2013. FTE net interest margin was 4.54% for the third quarter of 2014, an increase of 28 basis points from 4.26% for the third quarter of 2013.

FTE net interest income for the nine months ended September 30, 2014 was $106.6 million, an increase of 27.0% from $83.9 million for the nine months ended September 30, 2013. FTE net interest margin was 4.56% for the nine months ended September 30, 2014, an increase of 30 basis points from 4.26% for the comparable period of 2013.

Average interest-earning assets were $3.32 billion for the third quarter of 2014, an increase of 25.4% from $2.65 billion for the third quarter of 2013. Average interest-earning assets were $3.12 billion for the nine months ended September 30, 2014, an increase of 18.6% from $2.63 billion for the first nine months of 2013. These increases were due to interest-earning assets acquired from Randolph Bank & Trust ("Randolph") during the fourth quarter of 2013, as well as the assets acquired from South Street and Community First, respectively, during the second quarter of 2014. The Company has also experienced significant levels of organic loan growth, particularly from our home equity line of credit campaign and commercial loan growth in the large metropolitan areas in which we do business.

The Company’s average yield on interest-earning assets was 5.11% for the third quarter of 2014, a decrease of 25 basis points from 5.36% for the third quarter of 2013. The Company’s average yield on interest-earning assets was 5.18% for the nine months ended September 30, 2014, a decrease of 20 basis points from 5.38% for the comparable period of 2013. The decrease from 2013 was due to lower interest rates being earned on portfolio loans, particularly home equity lines of credit from our campaign, which have a low introductory rate for the first 18 months of the agreement.

Average interest-bearing liabilities were $2.88 billion for the third quarter of 2014, an increase of 21.2% from $2.38 billion for the third quarter of 2013. The increase was due to an additional $488.0 million of average interest-bearing deposits, primarily from the acquisitions of Randolph, South Street and Community First, respectively. Average interest-bearing liabilities were $2.74 billion for the nine months ended September 30, 2014, an increase of 14.9% from $2.39 billion for the nine months ended September 30, 2013. The increase was due to an additional $344.5 million of average interest-bearing deposits, primarily from acquisitions.

The Company’s average cost of interest-bearing liabilities was 0.65% for the third quarter of 2014, a decrease of 58 basis points from 1.23% for the third quarter of 2013. For the nine months ended September 30, 2014, the average cost of interest-bearing liabilities was 0.71%, a decrease of 53 basis points from the comparable period of 2013. The decrease was primarily due to the elimination of hedging expense during the first quarter of 2014, due to the expiration of the interest rate cap. The Company incurred hedging instrument expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively, as compared to $2.6 million and $7.2 million, respectively, for the same periods in 2013. The Company also continues to allow higher rate time deposits to expire and be replaced with lower cost funding.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and nine months ended September 30, 2014 and 2013, as well as the variances between the periods caused by changes in interest rates versus changes in volumes (dollars in thousands):

Table 1
Average Balance and Net Interest Income (FTE)

	For the Three Months Ended September 30,
	2014			2013
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
Interest-earning assets:
Loans and leases (1)	$2,721,425	$36,125	5.27%	$2,072,907	$29,485	5.64%
Loans held for sale	21,101	205	3.85%	33,348	273	3.25%
Investment securities, taxable	121,529	1,139	3.72%	127,359	1,067	3.32%
Investment securities, tax-exempt (2)	369,749	5,170	5.55%	357,600	4,913	5.45%
Interest-earning balances and other	89,166	150	0.67%	59,175	88	0.59%
Total interest-earning assets	3,322,970	42,789	5.11%	2,650,389	35,826	5.36%
Other assets	382,948			295,443
Total assets	$3,705,918			$2,945,832
Interest-bearing liabilities:
Demand deposits	$1,396,590	$1,317	0.37%	$1,094,495	$3,937	1.43%
Savings deposits	116,984	60	0.20%	78,113	43	0.22%
Time deposits	1,126,903	2,218	0.78%	979,871	2,275	0.92%
Borrowings	244,341	1,141	1.85%	228,336	1,117	1.94%
Total interest-bearing liabilities	2,884,818	4,736	0.65%	2,380,815	7,372	1.23%
Non-interest-bearing deposits	469,712			288,887
Other liabilities	24,249			20,606
Shareholders' equity	327,138			255,524
Total liabilities and shareholder's equity	$3,705,917			$2,945,832
Net interest income and
interest rate spread		$38,053	4.46%		$28,454	4.13%
Net interest margin			4.54%			4.26%

	For the Nine Months Ended September 30,
	2014			2013
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
Interest-earning assets:
Loans and leases (1)	$2,522,868	$100,956	5.35%	$2,049,965	$87,546	5.71%
Loans held for sale	19,474	534	3.67%	38,808	971	3.35%
Investment securities, taxable	123,371	3,415	3.70%	133,139	3,153	3.17%
Investment securities, tax-exempt (2)	375,641	15,763	5.61%	340,293	14,078	5.53%
Interest-earning balances and other	83,064	391	0.63%	72,760	295	0.54%
Total interest-earning assets	3,124,418	121,059	5.18%	2,634,965	106,043	5.38%
Other assets	353,635			312,471
Total assets	$3,478,053			$2,947,436
Interest-bearing liabilities:
Demand deposits	$1,312,229	$3,987	0.41%	$1,086,706	$10,975	1.35%
Savings deposits	120,033	176	0.20%	79,799	144	0.24%
Time deposits	1,117,594	7,030	0.84%	1,038,873	8,212	1.06%
Borrowings	189,665	3,279	2.31%	179,775	2,768	2.06%
Total interest-bearing liabilities	2,739,521	14,472	0.71%	2,385,153	22,099	1.24%
Non-interest-bearing deposits	402,903			274,694
Other liabilities	22,054			18,998
Shareholders' equity	313,575			268,591
Total liabilities and shareholder's equity	$3,478,053			$2,947,436
Net interest income and
interest rate spread		$106,587	4.47%		$83,944	4.14%
Net interest margin			4.56%			4.26%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.9 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively. The taxable-equivalent adjustment was $5.8 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Table 2
Volume and Rate Variance Analysis

	Three Months Ended			Nine Months Ended
	September 30, 2014 vs. 2013			September 30, 2014 vs. 2013
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases	$8,917	$(2,277)	$6,640	$19,560	$(6,150)	$13,410
Loans held for sale	(110)	42	(68)	(507)	70	(437)
Investment securities, taxable	(52)	124	72	(251)	513	262
Investment securities, tax-exempt (1)	168	89	257	1,473	212	1,685
Interest-earning balances and other	48	14	62	45	51	96
Total interest income	8,971	(2,008)	6,963	20,320	(5,304)	15,016

Interest expense:
Deposits:
Demand deposits	685	(3,305)	(2,620)	1,482	(8,470)	(6,988)
Savings deposits	21	(4)	17	66	(34)	32
Time deposits	315	(372)	(57)	559	(1,741)	(1,182)
Borrowings	76	(52)	24	162	349	511
Total interest expense	1,097	(3,733)	(2,636)	2,269	(9,896)	(7,627)
Net interest income increase	$7,874	$1,725	$9,599	$18,051	$4,592	$22,643

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

During the third quarter of 2014, the Company recorded a provision for loan losses of $1.3 million, a decrease of 61.1% from $3.4 million recorded during the third quarter of 2013. The provision for loan losses for the third quarter of 2014 consists of $1.4 million for loans not covered under loss-share agreements and a negative provision of $0.1 million for loans covered under loss-share agreements. For the third quarter of 2013, $3.1 million was for loans not covered under loss-share agreements.

The Company recorded a provision for loan losses of $6.0 million for the nine months ended September 30, 2014, a decrease of 38.4% from $9.8 million recorded during the comparable period of 2013. The provision for loan losses for the nine months ended September 30, 2014 consists of $6.3 million for loans not covered under loss-share agreements and a negative provision of $0.3 million for loans covered under loss-share agreements. For the nine months ended September 30, 2013, $9.1 million was for loans not covered under loss-share agreements.

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

Non-Interest Income

The following table presents the components of non-interest income for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

Table 3
Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mortgage fees	$2,128	$2,408	$5,640	$7,269
Service charges	1,631	1,000	4,457	2,960
Earnings on bank-owned life insurance	559	571	1,748	1,672
Gain (loss) on sale of investment securities, net	54	—	(511)	(52)
Other	1,935	1,845	5,903	5,779
Total non-interest income	$6,307	$5,824	$17,237	$17,628

Adjusted non-interest income, which excludes acquisition-related gains, income arising from insurance settlements and gain (loss) on sale of investment securities, was $6.3 million for the third quarter of 2014, an increase of 17.0% from $5.3 million for the third quarter of 2013. As compared to the third quarter of 2013, non-interest income was positively impacted by an increase in income derived from the sale of Small Business Administration ("SBA") loans, investment brokerage income and service charge income. These increases were partially offset by an 11.6% decrease in mortgage fee income.

Non-interest income was $17.2 million for the nine months ended September 30, 2014, a decrease of 2.2% from $17.6 million for the comparable period of 2013. Adjusted non-interest income was $17.0 million for the nine months ended September 30, 2014, an increase of 3.0% from $16.5 million for the nine months ended September 30, 2013. During the first nine months of 2014, the Company recorded $0.7 million of amortization of the FDIC loss-share receivable due to lower loss projections for the loans covered under loss-share agreements. Non-interest income was also adversely impacted by a slowdown in mortgage production, as mortgage income decreased by 22.4%. These declines were primarily offset by an increase in service charge income and a 129.8% increase in income derived from sales of SBA loans.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

Table 4
Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Salaries and employee benefits	$15,759	$12,584	$44,780	$38,117
Occupancy	2,647	1,666	6,788	4,856
Furniture and equipment	1,652	1,351	4,820	3,990
Data processing and supplies	895	883	2,864	2,326
Advertising and business development	667	228	2,041	1,425
Insurance, professional and other services	2,128	1,437	6,936	4,352
FDIC insurance assessments	821	660	2,232	2,106
Loan, foreclosure and other real estate owned	2,586	1,962	6,307	6,856
Other	2,673	1,659	7,343	5,277
Total non-interest expense	$29,828	$22,430	$84,111	$69,305

Adjusted non-interest expense, which excludes transaction-related expenses, for the third quarter of 2014 was $27.5 million, an increase of 25.6% from $21.9 million for the third quarter of 2013. Transaction-related expenses include legal and professional fees, personnel costs, data processing expenses, and other miscellaneous expenses directly attributable to acquisition activity. The increase from the third quarter of 2013 is primarily due to the additional headcount and facilities acquired from South Street, Community First and Randolph, respectively. This increase was partially offset by a decrease of 25.7% in professional services expenses not related to our acquisitions, as compared to the third quarter of 2013.

Adjusted non-interest expense for the nine months ended September 30, 2014 was $77.4 million, an increase of 14.8% from $67.4 million for the nine months ended September 30, 2013. The increase from the comparable period of 2014 is primarily due to the above named acquisitions, as well as overall growth.

In evaluating our business and performance, we utilize adjusted non-interest income, which excludes income derived from sources that are not deemed as core business operations. We also utilize adjusted non-interest expense, which excludes transaction-related expenses directly associated with our acquisitions. These adjusted amounts are considered non-GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing our results. See the following table for the reconciliation of these non-GAAP financial measures with financial measures defined by GAAP for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

Table 5
Reconciliation of Non-GAAP Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted Non-interest Income	2014	2013	2014	2013
Non-interest income (GAAP)	$6,307	$5,824	$17,237	$17,628
Less: Gain (loss) on sale of investment securities	54	—	(511)	(52)
Insurance settlement	—	479	768	479
Acquisition-related gain	—	—	—	719
Adjusted non-interest income (non-GAAP)	$6,253	$5,345	$16,980	$16,482

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted Non-interest Expense	2014	2013	2014	2013
Non-interest expense (GAAP)	$29,828	$22,430	$84,111	$69,305
Less: Transaction-related expenses	2,325	540	6,723	1,884
Adjusted non-interest expense (non-GAAP)	$27,503	$21,890	$77,388	$67,421

Income Taxes

Our income tax expense was $3.0 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, our income tax expense was $7.0 million, compared to income tax expense of $3.3 million for the comparable period of 2013. The increase in income tax is a direct result of our increase in taxable income due to Company growth and acquisitions.

We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. Due to an increase in our level of taxable income relative to non-taxable income, our effective tax rate for the three months ended September 30, 2014 increased to 26.9%, as opposed to an effective tax rate of 24.7% for the three months ended September 30, 2013. Our effective tax rate for the nine months ended September 30, 2014 increased to 25.1%, compared to 19.2% for the nine months ended September 30, 2013.

Analysis of Financial Condition

Investment Securities

Our investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Total carrying value of the Company's investment securities portfolio was $479.1 million at September 30, 2014, a decrease of 8.0% from total investment securities of $520.9 million at December 31, 2013. The majority of securities in the portfolio are bank-qualified taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. We also maintain portfolios of securities consisting of collateralized mortgage obligations ("CMOs") issued or guaranteed by U.S. government agencies, as well as mortgage-backed securities issued or guaranteed by U.S. government agencies and corporate debt securities. Our investment securities portfolio is comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

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

Net unrealized gains in our investment securities portfolio were $12.7 million at September 30, 2014, as compared to a net unrealized loss of $14.0 million at December 31, 2013. This decrease in our gross unrealized loss positions was primarily due to market interest rates declining during 2014.

At September 30, 2014, our investment securities portfolio included 321 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions at September 30, 2014 (dollars in thousands):

Table 6
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
General obligation bonds:
Texas	$121,206	$125,751
Washington	29,368	30,091
Ohio	19,452	20,637
California	15,408	16,027
North Carolina	13,760	13,803
Pennsylvania	12,901	13,559
Kansas	9,977	10,519
Other (21 states)	59,031	60,835
Total general obligation bonds:	281,103	291,222
Revenue bonds:
North Carolina	34,971	35,664
Indiana	13,925	14,632
South Carolina	12,371	12,528
Florida	11,458	11,835
New York	8,064	8,100
Texas	7,409	7,697
Washington	6,849	6,876
Other (10 states)	17,787	18,204
Total revenue bonds:	112,834	115,536
Total obligations of state and political subdivisions	$393,937	$406,758
Our largest exposure in general obligation bonds was 64 bonds issued by various school districts in Texas with a total amortized cost basis of $87.3 million and total fair value of $90.8 million at September 30, 2014. Of this total, $71.6 million in amortized cost and $74.0 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

The revenue sources related to our investment in revenue bonds at September 30, 2014 are summarized in the following table (dollars in thousands):

Table 7
Revenue Bonds by Source

	Amortized Cost	Fair Value
Water and sewer	$21,560	$22,343
Health, hospitality and nursing home	20,337	20,968
College and university	19,555	20,004
Power and electricity	12,647	12,593
Lease (abatement)	7,054	7,772
Other	31,681	31,856
Total revenue bonds	$112,834	$115,536

Our largest individual exposures in revenue bonds at September 30, 2014 were three bonds issued by the South Carolina Public Service Authority to be repaid by future pledged power and utility revenue, and seven bonds issued by the North Carolina Medical Care Commission to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $18.8 million and the total fair value was $18.9 million at September 30, 2014.

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

Our evaluation of investments in state and political subdivisions at September 30, 2014 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized credit rating agency.

Loans

The following table presents the composition of our loan portfolio (dollars in thousands):

Table 8
Loan Portfolio Composition

	September 30, 2014		December 31, 2013
	Amount	% of Total Loans	Amount	% of Total Loans
Originated:
Commercial real estate	$1,180,350	42.7%	$1,014,633	44.6%
Commercial construction	217,359	7.9%	202,140	8.9%
Commercial and industrial	140,058	5.1%	139,567	6.1%
Leases	17,290	0.6%	16,137	0.7%
Residential construction	40,411	1.5%	29,636	1.3%
Residential mortgage	410,775	14.9%	294,660	12.9%
Consumer and other	15,549	0.6%	8,103	0.4%
Total non-covered	2,021,792	73.3%	1,704,876	74.9%

Acquired (non-covered):
Commercial real estate	236,850	8.6%	221,571	9.7%
Commercial construction	30,700	1.1%	24,089	1.0%
Commercial and industrial	25,780	0.9%	23,453	1.0%
Residential construction	6,329	0.2%	2,782	0.1%
Residential mortgage	288,859	10.4%	108,239	4.8%
Consumer and other	4,402	0.1%	3,846	0.2%
Total acquired (non-covered)	592,920	21.3%	383,980	16.8%

Acquired (covered):
Commercial real estate	77,464	2.8%	96,452	4.2%
Commercial construction	10,623	0.4%	18,331	0.8%
Commercial and industrial	4,252	0.2%	5,919	0.3%
Residential construction	—	0.0%	16	0.0%
Residential mortgage	55,706	2.0%	65,024	2.9%
Consumer and other	912	0.0%	1,919	0.1%
Total acquired (covered)	148,957	5.4%	187,661	8.3%
Total portfolio loans	$2,763,669	100.0%	$2,276,517	100.0%

Total portfolio loans were $2.76 billion at September 30, 2014, an increase of 21.4% from $2.28 billion at December 31, 2013. Our originated loan portfolio increased by $316.9 million, or 18.6%, to $2.02 billion at September 30, 2014, as compared to $1.70 billion at December 31, 2013. The largest drivers of the increase in the originated loan portfolio were commercial real estate loans, which includes new loan production and the completion of commercial constructions that were delayed due to weather issues experienced in the first half of 2014. Increases in our commercial real estate portfolio continue to be in retail centers, primarily anchored and pre-leased, multi-family housing developments and hotels across our geographic footprint. The Company implemented a home equity line of credit campaign in November 2013, which has led to over $145.3 million of net borrowings for the nine months ended September 30, 2014.

Our acquired loan portfolio was $741.9 million at September 30, 2014, an increase of 29.8% from $571.6 million at December 31, 2013. The increase in the acquired portfolio is due to the loans acquired from South Street and Community First, respectively, which have a carrying value of $167.4 million and $116.3 million at September 30, 2014. Our total acquired loans include loans that are covered under loss-share agreements, which totaled $149.0 million at September 30, 2014, a decrease of 20.6% from $187.7 million at December 31, 2013.

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

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Total deposits at September 30, 2014 were $3.08 billion, an increase of 13.9% from total deposits of $2.71 billion at December 31, 2013. Wholesale deposits were 26.1% of total deposits at September 30, 2014, a decrease compared to 32.8% at December 31, 2013. Transactional accounts, which are comprised of non-interest bearing and interest-bearing demand accounts, increased 21.8% during 2014 and have increased 34.4% over the past twelve months. At September 30, 2014, time deposits were 35.9% of total deposits, compared to 40.0% at December 31, 2013.

Borrowings

Total borrowings at September 30, 2014 were $298.6 million, an increase of 31.5% from total borrowings of $227.1 million as of December 31, 2013. At September 30, 2014, $171.9 million of these borrowings were classified as short-term, while the remaining $126.7 million were classified as long-term. As noted above, during the third quarter of 2014 the Company issued $60.0 million of 5.5% Fixed to Floating Rate Subordinated Notes, which are due October 1, 2024 (the “Notes”). On October 1, 2014, the Company used part of the proceeds of the offering to fund the payment of the outstanding principal balance, including accrued interest and prepayment penalties, on its $30.0 million senior unsecured term loan. The remainder of the offering proceeds will be used for general corporate purposes.

Asset Quality

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and other real estate owned (“OREO”), were $74.5 million, or 1.99% of total assets, at September 30, 2014, compared to $88.5 million, or 2.74% of total assets, at December 31, 2013. Excluding assets covered under loss-share agreements, nonperforming assets were $51.0 million, or 1.43% of total assets, at September 30, 2014, compared to $45.9 million, or 1.52% of total assets, at December 31, 2013.

The following table summarizes total nonperforming assets for the past five quarters (dollars in thousands):

Table 9
Nonperforming Assets

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Nonaccrual loans:
Not covered by loss-share agreements	$14,356	$18,845	$14,240	$17,114	$21,262
Covered by loss-share agreements	13,636	15,921	20,803	23,745	29,892
90 days or more past due:
Not covered by loss-share agreements	—	738	—	—	83
Covered by loss-share agreements	5	—	—	—	1
Other real estate owned:
Not covered by loss-share agreements	36,673	38,092	29,157	28,833	29,271
Covered by loss-share agreements	9,799	12,631	15,749	18,773	18,401
Total nonperforming assets	$74,469	$86,227	$79,949	$88,465	$98,910
Total nonperforming assets not covered by loss-share agreements	$51,029	$57,675	$43,397	$45,947	$50,616

Total nonperforming assets to total assets	1.99%	2.34%	2.49%	2.74%	3.33%
Total nonperforming assets to total assets (not covered by loss-share agreements)	1.43%	1.64%	1.44%	1.52%	1.84%
Total nonperforming loans to total portfolio loans	1.01%	1.33%	1.52%	1.79%	2.44%
Total nonperforming loans to total portfolio loans (not covered by loss-share agreements)	0.55%	0.78%	0.67%	0.82%	1.12%

Troubled debt restructurings not included in above	$15,684	$14,948	$17,924	$16,770	$13,802

If an adequate current determination of collateral value has not been performed, once a loan or lease is considered impaired, management seeks to establish an appropriate value for the collateral. This assessment may include (i) obtaining an updated appraisal, (ii) obtaining comprehensive market analyses, (iii) internal evaluations or (iv) other methods deemed appropriate considering the size and complexity of the loan and the underlying collateral. On an ongoing basis, typically at least quarterly on impaired loans and annually on OREO property, the underlying collateral is reassessed and, if needed, the estimated fair value is revised. The determination of fair market value of collateral or OREO includes estimated selling costs.

As noted in the table above, nonaccrual loans not covered by loss-share agreements have decreased by $2.8 million, or 16.1%, between December 31, 2013 and September 30, 2014.

As noted above, OREO not covered under loss-share agreements at September 30, 2014 totaled $36.7 million, an increase of 27.2% from $28.8 million at December 31, 2013. This increase was primarily due to the acquisition of $9.7 million of OREO in the purchases of South Street and Community First.

The following is a summary of OREO (dollars in thousands):

Table 10
Other Real Estate Owned

	September 30, 2014	December 31, 2013
Covered under loss-share agreements:
Residential 1-4 family properties	$2,500	$8,578
Multifamily properties	—	22
Commercial properties	2,159	4,035
Construction, land development and other land	5,140	6,138
	9,799	18,773
Not covered under loss-share agreements:
Residential 1-4 family properties	1,908	2,202
Multifamily properties	246	—
Commercial properties	7,729	7,584
Construction, land development and other land	26,790	19,047
	36,673	28,833
Total other real estate owned	$46,472	$47,606

Allowance for Loan Losses

The allowance for loan losses was $30.7 million at September 30, 2014, a decrease of 6.5% from $32.9 million at December 31, 2013. This decrease was primarily due to a decrease in the allowance for loans covered under loss-share agreements, which was $3.9 million at September 30, 2014, a decrease of $2.0 million from an allowance of $5.9 million at December 31, 2013. The decrease in the allowance for loans covered under loss-share agreements was a direct result of the continued reduction in loans covered under loss-share agreements. The allowance for loans not covered by loss-share agreements was $26.8 million at September 30, 2014, a slight decrease from $27.0 million at December 31, 2013. Loan loss reserves for originated loans to total originated loans were 1.32% and 1.57% at September 30, 2014 and December 31, 2013, respectively.

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

The Company incurred $0.5 million in net charge-off losses, which represented 0.07% of average loans, for the third quarter of 2014, compared to net charge-off losses of $2.9 million, or 0.55% of average loans, for the third quarter of 2013. Net charge-off losses decreased during the third quarter of 2014 due to a number of significant recoveries of previously charged-off loans, primarily for loans not covered under loss-share agreements.

The Company incurred $6.6 million in net charge-off losses, which represented 0.35% of average loans, for the nine months ended September 30, 2014, compared to net charge-off losses of $11.4 million, or 0.75% of average loans, for the nine months ended September 30, 2013. Our largest source of charge-offs for loans not covered under loss-share agreements have been in acquisition and development loans for residential real estate.

The following table presents information related to the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

Table 11
Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$30,129	$32,859	$32,875	$40,292
Provision for credit losses:
Non-covered loans	1,403	3,134	6,319	9,134
Covered loans	(99)	216	(314)	619
Change in FDIC indemnification asset	(386)	937	(1,191)	2,624
Net recoveries (charge-offs) on loans covered under loss-share	170	(2,390)	(525)	(11,103)
Charge-offs on loans not covered under loss-share:
Commercial real estate	(704)	(769)	(1,794)	(1,287)
Commercial construction	(286)	(1,168)	(2,794)	(5,562)
Commercial and industrial	(339)	(58)	(1,674)	(1,571)
Residential mortgage	(1,116)	(978)	(2,984)	(2,371)
Consumer and other	(11)	(14)	(114)	(190)
Total charge-offs	(2,456)	(2,987)	(9,360)	(10,981)

Recoveries on loans not covered under loss-share:
Commercial real estate	664	163	871	462
Commercial construction	112	277	367	830
Commercial and industrial	179	121	345	367
Residential construction	3	2	9	20
Residential mortgage	923	19	1,230	81
Consumer and other	80	7	96	13
Total recoveries	1,961	589	2,918	1,773
Net charge-offs on loans not covered under loss-share	(495)	(2,398)	(6,442)	(9,208)
Ending balance	$30,722	$32,358	$30,722	$32,358

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

Capital Resources

At September 30, 2014, shareholders’ equity was $330.6 million, an increase of 21.9% from shareholders’ equity of $271.3 million at December 31, 2013. In addition to net income, the increase in shareholders’ equity was due to the issuance of 2.3 million shares of common stock during the second quarter of 2014 related to the acquisitions of South Street and Community First, respectively.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. We use our capital primarily for our lending activities as well as acquisitions and expansions of our business and other operating requirements. At September 30, 2014 and December 31, 2013, we exceeded all regulatory capital requirements to be considered “well capitalized” as such terms are defined in applicable regulations.

Our capital adequacy ratios are set forth below:

Table 12
Capital Adequacy Ratios

	"Well Capitalized" minimum	September 30, 2014	December 31, 2013
BNC Bancorp:
Total capital (to risk weighted assets)	10.00%	12.34%	11.57%
Tier 1 capital (to risk weighted assets)	6.00%	9.26%	10.33%
Tier 1 capital (to average assets)	5.00%	7.44%	8.12%

Bank of North Carolina:
Total capital (to risk weighted assets)	10.00%	11.85%	12.66%
Tier 1 capital (to risk weighted assets)	6.00%	10.79%	11.41%
Tier 1 capital (to average assets)	5.00%	8.68%	8.96%

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

Our cash liquidity position, which includes cash and cash equivalents and investment securities, was $599.0 million at September 30, 2014, compared to $626.2 million at December 31, 2013. Supplementing customer deposits as a source of funding, we have the ability to borrow up to $477.4 million from the FHLB of Atlanta, with $146.1 million outstanding at September 30, 2014. We also have the ability to borrow from the Federal Reserve Discount Window in the amount of $144.9 million, with no outstanding balance at September 30, 2014. These amounts are based on assets currently pledged. In addition, we may purchase federal funds through unsecured federal funds guidance lines of credit totaling $65.0 million, with no outstanding balance at September 30, 2014.

We believe that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Except as discussed in Note 9 “Borrowings” included herein, there have been no significant changes in those obligations during the nine months ended September 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, BNC’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to BNC’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2013 to September 30, 2014.

Item 4. Controls and Procedures

At the end of the period covered by this quarterly report, our management, together with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures at the end of the period covered by this quarterly report, our CEO and CFO concluded that, at such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Refer to Note 12 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements”.

Item 1A. Risk Factors
In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as discussed below, there have been no material changes from the Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.

We have subordinated debentures outstanding which rank senior to our common stock.

We have issued and have outstanding $60 million in subordinated debt that we issued to certain investors in September 2014. In addition, we have issued and have outstanding $23.7 million in subordinated debt in connection with the issuance of trust preferred securities. This $83.7 million in subordinated debt ranks senior to our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 9, 2014, the Company repurchased 300,000 shares of its non-voting common stock at a price of $17.25 per share in a private transaction.

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

BNC BANCORP

Date: November 10, 2014	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer

Date: November 10, 2014	By: /s/ David B. Spencer
David B. Spencer
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1
Form of Subordinated Indenture, dated as of September 30, 2014, between BNC Bancorp and Wilmington Trust, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the registrant’s Form 8-K filed on September 26, 2014).

4.2
Form of First Supplemental Indenture, dated as of September 30, 2014, between BNC Bancorp and Wilmington Trust, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the registrant’s Form 8-K filed on September 26, 2014).

4.3	Form of Global Note to represent 5.5% Subordinated Notes due, October 1, 2024, of BNC Bancorp (incorporated by reference from Exhibit 4.2 to the registrant’s Form 8-K filed on September 26, 2014).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 10, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.