Form 10-K
period 2014-12-31
BNC BANCORP
filed 2015-02-27
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]     Accelerated filer [X ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [ X ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 was $479.1 million (based on the closing price of such stock as of June 30, 2014). As of February 24, 2015, there were 32,693,214 shares of the Company‘s common stock (no par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its Proxy Statement for its 2015 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

BNC BANCORP
2014 FORM 10-K TABLE OF CONTENTS

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

ITEM 1.    BUSINESS

Unless this Annual Report on Form 10-K indicates otherwise, or the context otherwise requires, the terms “we,” “our,” “us,” and “the Company,” as used herein refer to BNC Bancorp and its subsidiaries, including Bank of North Carolina, which we sometimes refer to as “the Bank” or "BNC." BNC Bancorp is individually referred to as the "Parent Company."
General

BNC Bancorp was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina. BNC is a full service commercial bank, incorporated under the laws of the State of North Carolina on November 15, 1991, that opened for business on December 3, 1991. Because BNC is our sole banking subsidiary, the majority of our income is derived from BNC's operations. We are registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the bank holding company laws of North Carolina. BNC operates under the rules and regulations of and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Office of the Commissioner of Banks (the “NCCOB”). BNC is also subject to certain regulations of the Federal Reserve governing the reserves to be maintained against deposits and other matters. Our principal executive office is located at 3980 Premier Drive, Suite 210, High Point, North Carolina 27265, and BNC’s administrative office is located at 831 Julian Avenue, Thomasville, North Carolina 27360.

We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We have pursued a strategy that emphasizes our local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. We also offer a wide range of banking services, including traditional products such as checking and savings accounts. We are also continuously developing new and innovative products and equipping our bankers with new technology to further differentiate us as a community bank with sophisticated product delivery.

During recent years, we have focused much of our growth and expansion efforts on acquisitions of community banks located in our key markets. These acquisitions align with the Company’s strategy of growth focused within existing markets. As a result of these efforts, we have completed the following whole-bank and branch acquisitions over the past three years:

•
On December 1, 2014, we acquired Harbor Bank Group, Inc. ("Harbor"), the parent company of Harbor National Bank, a commercial bank with four branches in the Charleston and Mt. Pleasant areas of South Carolina;

•
On June 1, 2014, we acquired Community First Financial Group ("Community First"), the parent company of Harrington Bank, a commercial bank with three branches located in the Raleigh-Durham-Chapel Hill area of North Carolina;

•
On April 1, 2014, we acquired South Street Financial Corp. ("South Street"), the parent company of Home Savings Bank of Albemarle, Inc. SSB, a commercial bank with four branches located in the Charlotte, North Carolina MSA;

•
On October 1, 2013, we acquired Randolph Bank & Trust Company (“Randolph”), a commercial bank that served small businesses and professionals and operated six branches in the Piedmont-Triad area of North Carolina;

•	On November 30, 2012, we acquired First Trust Bank (“First Trust”), which operated three branches in the greater Charlotte, North Carolina metropolitan area;

•
On September 21, 2012, we acquired the deposits and certain other assets of two branches that were owned by The Bank of Hampton Roads (“BHR”), a subsidiary of Hampton Roads Bankshares, Inc., located in Cary, North Carolina and Chapel Hill, North Carolina;

•
On September 14, 2012, we acquired KeySource Financial, Inc., a North Carolina corporation serving as a one-bank holding company for KeySource Commercial Bank, a North Carolina banking corporation (“KeySource”), with one branch in Durham, North Carolina; and

•
On June 8, 2012, we acquired certain assets and liabilities of Carolina Federal Savings Bank (“Carolina Federal”) in Charleston, South Carolina, pursuant to a Purchase and Assumption agreement with the FDIC. Under the terms of the agreement, we acquired certain assets and deposits from the FDIC as receiver of Carolina Federal. There was no loss-share arrangement with the FDIC in regards to this transaction. Carolina Federal operated two branches in the Charleston and Mt. Pleasant areas of South Carolina.

In November 2014, we announced our entry into a definitive merger agreement with Valley Financial Corporation ("Valley"), the holding company for Valley Bank. Valley operates nine branches in Roanoke and Salem, Virginia and would mark the Company's initial entrance into the Virginia market. The acquisition is expected to close in the third quarter of 2015, subject to regulatory and shareholder approvals, as well as other customary closing conditions.
Lending Activities

We target business professionals and small to mid-size business customers with credit relationships in the $250,000 to $25 million range. We offer our customers superior customer service, convenient branch locations and experienced bankers.

The Bank’s loan portfolio, including acquired loans covered under FDIC loss-share agreements and acquired non-covered loans, includes most types of real estate loans, consumer loans, commercial and industrial loans, and other types of loans. A majority, but not all, of the properties collateralizing the Bank’s loan portfolio are located within the Bank’s market area. The Bank’s lease portfolio consists primarily of small ticket direct financing commercial equipment leases and is subject to the same constraints and underwriting as the loan portfolio. The equipment collateral securing the lease portfolio is located in the markets that we serve, with the exception of rolling stock, which can be located throughout the United States. Interest rates charged by the Bank vary with degree of risk, type, size, complexity, repricing frequency and other relevant factors associated with the loan or lease. Competition from other financial services companies also impacts interest rates charged on loans and leases.

Our lenders perform their lending duties subject to the oversight and policy direction of the Company’s and Bank’s board of directors. The Bank has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis.  In underwriting loans and leases, primary emphasis is placed on the borrower’s or lessee’s financial condition, including ability to generate cash flow to support the debt or lease obligations and other cash expenses. Additionally, substantial consideration is given to collateral value and marketability, the borrower’s or lessee’s character, reputation, industry knowledge and track record of success, as well as other relevant factors. Individual loan applications greater than $8 million, as well as customer relationships with total credit exposure greater than $12 million, must be approved by the Loan Approval Committee, which consists of our Chief Executive Officer, the Chief Risk Officer, the Chief Credit Officer and certain senior lenders.

Deposits

The Bank has several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Deposits provide the most significant funding source for the Bank’s interest earning assets. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including non-interest bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances, and applicable fees. Interest paid on deposits represents the largest component of our interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Bank’s respective market areas.
The Bank also holds public funds as deposits. Public deposits typically require the pledging of collateral, most commonly marketable securities. This requirement is taken into account when determining the level of interest to be paid on public deposits. Public funds have not historically presented any special risks to the Bank.

The Bank also holds brokered deposits as part of its funding. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), only “well-capitalized” and “adequately-capitalized” institutions may accept brokered deposits. The Bank issues brokered deposits through the use of third-party intermediaries. At December 31, 2014, brokered deposits represented approximately 25.7% of BNC's total deposits.

Other Banking Services

Wealth Management Services
The Bank offers a broad array of brokerage services to meet the needs of our clients. These services include financial planning, wealth management, private banking and insurance products, which are offered by designated representatives through our branch network.

Online and Mobile Banking
The Bank offers an online banking service for both business customers and consumers. Through this service customers can access their account information, pay bills, transfer funds, view images of cancelled checks, reorder checks, change addresses, issue stop payment requests, receive detailed statements and handle other banking business electronically from a laptop, desktop or tablet. Businesses are offered more advanced features which allow them to handle most treasury management functions electronically and access their account information on a more timely basis. The Bank also provides businesses and consumers the option to electronically receive monthly bank statements and provides an archive of monthly statements and cancelled check images. Our mobile banking application allows consumers to access their account information, pay bills, transfer funds, and even deposit checks conveniently through their mobile device.

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

At February 24, 2015, the Company, through the Bank, conducted banking operations through 48 full-service banking offices, including 36 branches in North Carolina and 12 branches in South Carolina. Upon the completion of the pending Valley acquisition, the Company expects to add nine branches in Virginia.
Employees

At December 31, 2014, we employed 823 full-time equivalent employees, and we believe our employee relations to be good.

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

Available Information

We maintain a website at www.bncbancorp.com. Our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other required filings are made available, free of charge, on the Investor Relations page on our website, as soon as reasonably practicable after we electronically file them or furnish them to the Securities and Exchange Commission (“SEC”). In addition, copies of the Company‘s annual report will be made available, free of charge, upon written request to Drema Michael, Investor Relations, 3980 Premier Drive, Suite 210, High Point, North Carolina 27265.
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
Bank Holding Company Regulation and Structure

As a bank holding company, we are subject to regulation under the BHCA and to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System. BNC has a North Carolina state charter and is subject to regulation, supervision and examination by the FDIC and the NCCOB.

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
The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977, as amended (the "CRA"), both of which are discussed elsewhere in more detail.
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
Under the BHCA, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the CRA rating of each subsidiary bank must be satisfactory or better. We have not filed an election to become a financial holding company.
We are required to act as a source of financial strength for BNC and to commit resources to support it. This support may be required at times when we might not be inclined to provide it. In addition, any capital loans made by us to BNC will be repaid only after its deposits and various other obligations are repaid in full.
Bank Merger Act

Section 18(c) of the Federal Deposit Insurance Act, as amended, popularly known as the “Bank Merger Act,” requires the prior written approval of the FDIC before any bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a state nonmember bank.

The Bank Merger Act prohibits the FDIC from approving any proposed merger transaction that would result in a monopoly, or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the FDIC from approving a proposed merger transaction the effect of which in any section of the country may be substantially to lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction the effect of which would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if the FDIC finds that the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.
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
State Law

BNC is subject to extensive supervision and regulation by the NCCOB. The NCCOB oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The NCOCB supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the NCCOB describing in detail their resources, assets, liabilities, and financial condition. Among other things, the NCCOB regulates mergers and consolidations of state-chartered banks, capital requirements for banks, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

The NCCOB has extensive enforcement authority over North Carolina banks. Such authority includes the ability to issue cease and desist orders and to seek civil money penalties. The NCCOB may also take possession of a North Carolina bank in various circumstances, including for a violation of its charter or of applicable laws, operating in an unsafe and unsound manner, or as a result of an impairment of its capital, and may appoint a receiver.
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
BNC is also subject to numerous state and federal statutes and regulations that affect its businesses, activities and operations and are supervised and examined by state and federal bank regulatory agencies. The FDIC and the NCCOB regularly examine the operations of each bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions.

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
Loans to Directors, Executive Officers and Principal Shareholders

The authority of the Bank to extend credit to our directors, executive officers and principal shareholders, including their immediate family members, corporations and other entities that they control, is subject to substantial restrictions and requirements under Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans our subsidiary bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans that our subsidiary bank makes to directors and other insiders must satisfy the following requirements:

•
the loans must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with us or our subsidiary bank;

•
the subsidiary bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with us or our subsidiary bank; and

•	the loans must not involve a greater than normal risk of non-payment or include other features not favorable to our subsidiary bank.

Furthermore, our subsidiary bank must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O. Each loan to directors or other insiders must be pre-approved by the Bank's board of directors with the interested director abstaining from voting.

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

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2014, the Company's total risk-based capital ratio and Tier 1 risk-based capital ratio were 12.49% and 9.71%, respectively. Neither the Company nor BNC has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to such party.
In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%.  The Company's ratio at December 31, 2014 was 8.41%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to us.
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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2014, both the Parent Company and BNC had capital levels that qualify as “well capitalized” under such regulations.
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

On July 9, 2013, the FDIC approved an “interim final rule” applicable to BNC that is identical in substance to the final rules issued by the Federal Reserve described above.

Under the final rules, compliance is required beginning January 1, 2015 for most banking organizations, including the Parent Company and BNC. Requirements to maintain higher levels of capital could adversely impact our return on equity. We believe we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules. For further detail on capital and capital ratios see discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections, “Capital Resources” and “Liquidity,” contained in Item 7, and in Note 14, “Regulatory Capital,” to the accompanying Consolidated Financial Statements contained in Item 8.

Interstate Banking and Branching

Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the Federal Deposit Insurance Act and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.
However, under the Dodd-Frank Act, the national branching requirements have been relaxed and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.
The FDI Act requires that the FDIC review (1) any merger or consolidation by or with an insured bank, or (2) any establishment of branches by an insured bank. Additionally, the Banking Department accepts applications for interstate merger and branching transactions, subject to certain limitations on ages of the Banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. Since our primary service area is North Carolina, we do not expect that the ability to operate in other states will have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets in North Carolina.

Deposit Insurance Coverage and Assessments

BNC is a member of the FDIC. Through the Deposit Insurance Fund (“DIF”), the FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions up to applicable limits (currently, $250,000 per depositor).

BNC must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. Our insurance assessments during 2014, 2013 and 2012 were $2.9 million, $2.8 million, and $2.2 million, respectively.

In addition, the FDIC can impose special assessments to cover shortages in the DIF. The FDIC required insured depository institutions to prepay on December 30, 2009, their estimated quarterly assessments for 2010, 2011 and 2012, including a three basis point increase in premium rates for 2011 and 2012. The three basis point increase was later cancelled under the Restoration Plan. In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the Restoration Plan, the FDIC did not institute the uniform three-basis point increase in assessment rates scheduled to take place on January 1, 2011 and maintained the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act requires the FDIC to offset the effect of increasing the reserve ratio on institutions with total consolidated assets of less than $10 billion, such as the Company.

As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period as opposed to solely bank deposits at an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system will approximately equal that under the existing assessment system.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and these assessments will continue until the debt matures in 2017 through 2019.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), an FDIC-insured depository institution can be held liable for any losses incurred by the FDIC in connection with (1) the “default” of one of its FDIC-insured subsidiaries or (2) any assistance provided by the FDIC to one of its FDIC receivers, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

The FDIC is also empowered to regulate interest rates paid by insured banks. Approval of the FDIC is also required before an insured bank retires any part of its common or preferred stock, or any capital notes or debentures.

Community Reinvestment Act

The CRA requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

The CRA regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s CRA performance and to review the institution’s CRA public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The CRA requires public disclosure of a financial institution’s written CRA evaluations. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution’s community reinvestment record.

The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest examination. BNC received a “Satisfactory” rating in its last CRA examination which was conducted during November 2014.

Consumer Laws and Regulations

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

Consumer Financial Protection Bureau

The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provision so the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits the state attorney general to enforce compliance with both the state and federal laws and regulations.

The CFPB has already finalized rules relating to, among other things, remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. These new rules became effective in October 2013. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure to reflect a change in the asset-size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend the Truth in Lending Act ("Regulation Z"). Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshares plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014.

Monitoring and Reporting Suspicious Activity

Under the Bank Secrecy Act ("BSA"), the Bank is required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. The BSA is sometimes referred to as an “anti-money laundering” law (“AML”). Several AML acts, including provisions in Title III of the USA PATRIOT Act of 2001, have been enacted to amend the BSA. Under the USA PATRIOT Act, financial institutions are subject to prohibition against specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•
to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•
to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are also required to establish BSA/AML compliance programs. The USA PATRIOT Act sets forth minimum standards for these programs, including;

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition to the USA PATRIOT Act, the Secretary of the U.S. Department of the Treasury ("Treasury") has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the Gramm-Leach-Bliley Act that are discussed below. Finally, under the regulations of the Office of Foreign Asset Control ("OFAC"), we are required to monitor and block transactions with certain “specially designated nationals” who OFAC has determined pose a risk to U.S. national security.

Technology Risk Management and Consumer Privacy

State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly operations, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of private policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to non-affiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requires and restrictions on a financial institution’s ability to disclose nonpublic personal information about customers to non-affiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which described in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with non-affiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent of which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any non-affiliated third party for use in marketing.

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
As of December 31, 2014, and excluding covered assets, BNC's C&D concentration as a percentage of BNC’s capital totaled 90.0% and BNC’s CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 319.0%. Including loans subject to loss-share agreements with the FDIC, BNC’s C&D concentration as a percentage of capital totaled 99.2% and its CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 354.2%.

UDAP and UDAAP

Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act (the "FTC Act"), which is the primary federal law that prohibits "unfair or deceptive acts or practices" ("UDAP") and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” ("UDAAP"), which have been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

Limitations on Incentive Compensation

In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excess compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. The proposed rule would (i) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation; (ii) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iii) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and (iv) require annual reports on incentive compensation structures to the institution’s appropriate federal regulator. The comment period to the proposed rule ended on March 31, 2011.

In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connections with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Regulatory Reform and Legislation

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

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulators policies applicable to the Company or our subsidiaries could have a material effect on the Company’s business, financial condition and results of operations.

Enforcement Powers of Federal Banking Agencies

The Federal Reserve and other state and federal banking agencies and regulators have broad enforcement powers, including the power to terminate deposit insurance, issue cease-and-desist orders, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Our failure to comply with applicable laws, regulations and other regulatory pronouncements could subject us, as well as our officers and directors, to administrative sanctions and potentially substantial civil penalties.

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
The Bank's results from operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations and other instances of unrest in the Middle East, we cannot predict with certainty possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the U.S. government and other governments in responding to such terrorist attacks or events in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Our revenues are highly correlated to market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2014, net interest income made up 85% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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
Our concentration of real estate loans subjects the Bank to risks that could materially adversely affect our results of operations and financial condition.
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
The Bank, as a lender, is exposed to the risk that our customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of business entities and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.
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
We are subject to the regulations of the SEC, the Federal Reserve, the FDIC and the NCCOB. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various federal and state laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans, including our ability to branch, offer certain products or execute existing or planned business strategies.
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
We may not be able to grow our business at the same rate of growth achieved in recent years or even grow our business at all. Additionally, we may not have the benefit of several factors that have been favorable to our business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace, the ability to find suitable expansion opportunities, or otherwise to capitalize on opportunities presented, or other factors and conditions. Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict our ability to expand our market presence and could adversely impact our future operating results.
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
We face risks related to our operational, technological and organizational infrastructure.
The Bank's ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while we expand. Similar to other large corporations, in our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new customers depends in part on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.
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

The soundness of other financial institutions with which we do business could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, including counterparties in the financial industry, such as commercial banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions will expose us to credit risk in the event of default of a counterparty or client. In addition, this credit risk may be exacerbated when the collateral we hold cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

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
The financial services industry is experiencing continual technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

We expect that new technologies and business processes applicable to the consumer and commercial credit industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

Our deposit insurance premiums could increase in the future, which may adversely affect our future financial performance.

The FDIC insures deposits at FDIC insured financial institutions, including BNC. The FDIC charges insured financial institutions premiums to maintain the deposit insurance fund (“DIF”) at a certain level. Economic conditions since 2008 have increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.

During 2009, the FDIC imposed a special deposit insurance assessment on all institutions which it regulates, including BNC. This special assessment was imposed due to the need to replenish the DIF, as a result of increased bank failures and expected future bank failures. Any similar, additional measures taken by the FDIC to maintain or replenish the DIF may have an adverse effect on our financial condition and results of operations.

In 2011, final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules became effective. The rules provide that a depository institution’s deposit insurance assessment will be calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits. These changes have not materially increased the Company’s FDIC insurance assessments for comparable asset and deposit levels. However, if BNC’s asset size increases or the FDIC takes other actions to replenish the DIF, BNC’s FDIC insurance premiums could increase.

Risks Related to Our Growth Strategy

We may not be able to implement aspects of our growth strategy.
Our growth strategy contemplates the future expansion of our business and operations both organically and by acquisitions, such as through the establishment or acquisition of banks and banking offices in our market area and other markets in Virginia and the Carolinas. Implementing these aspects of our growth strategy depends, in part, on our ability to successfully identify acquisition opportunities and strategic partners that will complement our operating philosophy and to successfully integrate their operations with ours, as well as to generate loans and deposits within acceptable risk and expense tolerances. To successfully acquire or establish banks or banking offices, we must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships and high caliber banking personnel to make these new banking offices profitable. In addition, we may not be able to identify suitable opportunities for further growth and expansion or, if we do, we may not be able to successfully integrate these new operations into our business.
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
We have grown rapidly in recent years and our business strategy contemplates continued levels of growth, both organically and through acquisitions. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits or in introducing new products and services at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our historical or modified organic growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability or that we would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect out results of operations, financial condition and stock price.
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
In connection with any acquisitions, as required by U.S. generally accepted accounting principles ("GAAP"), we will record assets acquired and liabilities assumed at their fair value and, as such, acquisitions may result in our recording of intangible assets, including core deposit intangibles and goodwill. We will perform a goodwill impairment assessment at least annually. Impairment testing is a two-step process that first compares the fair value of goodwill with its carrying amount, and the second step, if necessary, measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in the business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may trigger impairment losses, which could be materially adverse to our results of operations, financial condition and stock price.
The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.
Our growth strategy contemplates that we will expand our business and operations to other markets, particularly in Virginia and the Carolinas. We intend to primarily target market areas that we believe possess attractive demographic, economic or competitive characteristics. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. Competition for qualified personnel in the markets in which we may expand may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from other banks or may be unable to do so at a reasonable cost. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, results of operations and stock price.
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
The holders of our subordinated notes and junior subordinated debentures have rights that are senior to those of our shareholders.
As of December 31, 2014, the Company had $60.0 million of subordinated notes issued by the Parent Company and $23.7 million in junior subordinated debentures outstanding that were issued by the Company's wholly-owned subsidiaries, BNC Bancorp Capital Trust I, BNC Bancorp Capital Trust II, BNC Bancorp Capital Trust III and BNC Bancorp Capital Trust IV, respectively. The subordinated notes and the junior subordinated debentures are senior to the Company's shares of common stock. As a result, the Company must make payments on the subordinated notes and the junior subordinated debentures before any dividends can be paid on its common stock and, in the event of the Company's bankruptcy, dissolution, or liquidation, the holders of the subordinated notes and junior subordinated debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company's ability to pay future distributions depends upon the earnings of BNC and the issuance of dividends from BNC to the Company, which may be inadequate to service the obligations.

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
Sales of a substantial number of shares of our common stock in the public markets and the availability of those shares for sale could adversely affect the market price of our common stock. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of our existing shareholders and could cause the market price of our common stock to decline. We may issue such additional equity or convertible securities to raise additional capital. Depending on the amount offered and the levels at which we offer the stock, issuances of common or preferred stock could be substantially dilutive to shareholders of our common stock. Moreover, to the extent that we issue restricted stock, phantom shares, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as shares of the restricted stock vest, our shareholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro-rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. We cannot predict with certainty the effect that future sales of our common stock would have on the market price of our common stock.
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

The Company’s main office is located in High Point, North Carolina. The Company's administrative headquarters is located in Thomasville, North Carolina. The Company operates 48 full service banking offices, with 36 located in various markets in North Carolina and 12 in various markets in South Carolina. The Company owns 28 of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. The Company makes portions of certain other facilities available for lease to third parties, although such incidental leasing activity is not material to the Company’s overall operations.

We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Company also holds a variety of property interests acquired in settlement of loans.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject, in the normal course of business, to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company will be material to the Company’s consolidated financial position. On an on-going basis the Company assesses any potential liabilities or contingencies in connection with such legal proceedings. For those matters where it is deemed probable that the Company will incur losses and the amount of the losses can be reasonably estimated, the Company would record an expense and corresponding liability in its consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “BNCN”. The high and low closing sale prices, which represent actual transactions as quoted on the NASDAQ Capital Market, of the Company’s common stock for each quarterly period in 2014 and 2013 are presented below.  The per share dividends declared by the Company in each quarterly period in 2014 and 2013 for its voting and non-voting common stock are also presented below.

		Market Price
		High	Low	Cash Dividends Declared per Share
2014	1st Quarter	$18.90	$16.36	$0.05
	2nd Quarter	18.95	15.63	0.05
	3rd Quarter	17.69	15.66	0.05
	4th Quarter	17.86	15.51	0.05

2013	1st Quarter	$10.10	$7.85	$0.05
	2nd Quarter	11.47	9.56	0.05
	3rd Quarter	14.35	11.26	0.05
	4th Quarter	17.34	11.67	0.05

As of February 24, 2015, we had approximately 3,107 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

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

We made no purchases, nor did any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the three months ended December 31, 2014.

Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our common stock over a measurement period beginning December 31, 2009 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index; (ii) the cumulative total return of the Standard & Poor's ("S&P") 500; (iii) the cumulative return on the stocks included in the SNL U.S. Bank Index; and (iv) the cumulative total return on the stocks included in the SNL Southeast U.S. Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
BNC Bancorp	100.00	121.32	100.33	113.76	247.82	251.77
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
SNL Bank Index	100.00	112.05	86.78	117.11	160.79	179.74
SNL Southeast Bank index	100.00	97.10	56.81	94.37	127.88	144.03

The stock performance graph assumes $100.00 was invested December 31, 2009. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.     SELECTED FINANCIAL DATA

Table 1
Selected Financial Data
(dollars in thousands, except per share and non-financial information, shares in thousands)

	At/Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Total interest income	$158,142	$138,670	$113,515	$103,343	$95,010
Total interest expense	19,926	30,063	32,891	32,920	34,747
Net interest income	138,216	108,607	80,624	70,423	60,263
Provision for loan losses	7,006	12,188	22,737	18,214	26,382
Net interest income after provision for loan losses	131,210	96,419	57,887	52,209	33,881
Non-interest income	25,022	22,806	33,138	20,802	28,813
Non-interest expense	116,477	97,933	82,272	67,864	55,172
Income before income tax expense (benefit)	39,755	21,292	8,753	5,147	7,522
Income tax expense (benefit)	10,365	4,045	(1,700)	(1,783)	(204)
Net income	29,390	17,247	10,453	6,930	7,726
Less preferred stock dividends and discount accretion	—	1,060	2,404	2,404	2,196
Net income available to common shareholders	$29,390	$16,187	$8,049	$4,526	$5,530

Per Common Share Data:
Basic earnings per share	$1.01	$0.61	$0.48	$0.45	$0.62
Diluted earnings per share	1.01	0.61	0.48	0.45	0.61
Cash dividends declared	0.20	0.20	0.20	0.20	0.20
Book value	11.98	9.94	9.51	12.80	11.63
Tangible book value (1)	9.41	8.66	8.20	9.60	8.49
Weighted average shares outstanding:
Basic	29,050	26,683	17,595	10,878	9,262
Diluted	29,152	26,714	17,599	10,894	9,337
Year-end common shares outstanding	32,599	27,303	24,650	9,101	9,053

Selected Year-End Balance Sheet Data:
Total assets	$4,072,508	$3,229,576	$3,083,788	$2,454,930	$2,149,932
Investment securities available-for-sale	269,290	270,417	341,539	282,174	352,824
Investment securities held-to-maturity	237,092	247,378	114,805	97,036	6,000
Portfolio loans	3,075,098	2,276,517	2,035,258	1,709,483	1,508,180
Allowance for loan losses	30,399	32,875	40,292	31,008	24,813
Goodwill	69,749	28,384	27,111	26,129	26,129
Deposits	3,396,397	2,706,730	2,656,309	2,118,187	1,828,070
Short-term borrowings	127,934	125,592	32,382	70,211	60,207
Long-term debt	133,814	101,509	88,173	93,713	97,713
Shareholders' equity	390,388	271,330	282,244	163,855	152,224

Selected Average Balances:
Total assets	$3,561,719	$3,009,367	$2,544,718	$2,208,525	$2,027,261
Investment securities	495,251	483,984	353,040	339,067	352,099
Total loans	2,633,829	2,139,281	1,813,899	1,561,257	1,359,107
Total interest-earning assets	3,202,958	2,696,475	2,244,423	1,936,069	1,799,324
Interest-bearing deposits	2,579,633	2,236,046	2,002,595	1,770,106	1,613,886
Total interest-bearing liabilities	2,783,555	2,429,817	2,126,818	1,914,179	1,765,391
Shareholders' equity	323,183	269,123	212,955	156,968	149,959

Selected Performance Ratios:
Return on average assets (2)	0.83%	0.54%	0.32%	0.20%	0.27%
Return on average common equity (3)	9.09%	6.28%	5.11%	4.12%	5.47%
Return on average tangible common equity (4)	11.51%	7.50%	6.57%	5.88%	7.89%
Net interest margin (5)	4.56%	4.29%	3.85%	3.93%	3.65%
Average equity to average assets	9.07%	8.94%	8.37%	7.11%	7.40%
Efficiency ratio (6)	68.12%	70.67%	68.85%	70.09%	58.38%
Dividend payout ratio	19.80%	32.79%	41.67%	44.44%	32.26%

Asset Quality Ratios:
Allowance for loan losses to portfolio loans (7)	0.99%	1.44%	1.98%	1.81%	1.65%
Allowance for loan losses to nonperforming loans (8)	122.95%	80.46%	58.04%	33.44%	25.96%
Nonperforming assets to total assets (9)	1.65%	2.74%	3.93%	6.57%	6.29%
Net loan charge-offs to average portfolio loans	0.30%	0.98%	1.74%	1.33%	1.39%

Capital Ratios: (10)
Total risk-based capital	12.21%	12.66%	13.91%	11.51%	13.01%
Tier 1 risk-based capital	11.26%	11.41%	12.77%	9.99%	11.19%
Leverage ratio	9.74%	8.96%	9.71%	7.38%	7.42%

Other Data:
Number of full service banking offices	48	39	35	30	23
Number of limited service offices	3	3	1	1	1
Number of full time employee equivalents	823	620	541	442	358

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

(5)
Calculated by dividing tax equivalent net interest income by average interest-earning assets. The tax equivalent adjustment was $7.7 million, $7.2 million, $5.7 million, $5.6 million, and $5.4 million for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(6)	Calculated by dividing non-interest expense by the sum of the tax equivalent net interest income and non-interest income.

(7)	Includes loans covered under loss-share agreements of $137.5 million, $187.7 million, $248.9 million, $320.0 million and $309.3 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(8)
Nonperforming loans consist of nonaccrual loans and accruing loans greater than 90 days past due. Includes nonperforming loans covered under loss-share agreements of $11.1 million, $23.7 million, $47.0 million, $73.3 million and $69.3 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(9)
Nonperforming assets consist of nonperforming loans and other real estate owned. Includes nonperforming loans and other real estate owned covered under loss-share agreements of $18.3 million, $42.5 million, $70.1 million, $120.9 million and $85.1 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(10)	Capital ratios are for BNC.

Table 1A
Reconciliation of Non-GAAP Financial Measures
(dollars in thousands, except per share data, shares in thousands)

	At/Year Ended December 31,
	2014	2013	2012	2011	2010
Tangible Common Book Value per Share:
Shareholders' equity (GAAP)	$390,388	$271,330	$282,244	$163,855	$152,224
Less: Preferred stock (GAAP)	—	—	47,878	47,398	46,918
Intangible assets (GAAP)	83,701	34,966	32,193	29,115	28,445
Tangible common shareholders' equity (non-GAAP)	306,687	236,364	202,173	87,342	76,861
Common shares outstanding	32,599	27,303	24,650	9,101	9,053
Tangible common book value per share (non-GAAP)	$9.41	$8.66	$8.20	$9.60	$8.49

Return on Average Tangible Common Equity:
Net income available to common shareholders (GAAP)	$29,390	$16,187	$8,049	$4,526	$5,530
Plus: Amortization of intangibles, net of tax (GAAP)	1,474	723	348	256	229
Tangible net income available to common shareholders (non-GAAP)	30,864	16,910	8,397	4,782	5,759
Average common shareholders' equity (non-GAAP)	323,183	257,678	157,471	109,810	101,104
Less: Average intangible assets (non-GAAP)	55,026	32,361	29,581	28,433	28,072
Average tangible common shareholders' equity (non-GAAP)	268,157	225,317	127,890	81,377	73,032
Return on average tangible common equity (non-GAAP)	11.51%	7.50%	6.57%	5.88%	7.89%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.
The detailed financial discussion that follows focuses on 2014 results compared to 2013. Discussion of 2013 results compared to 2012 is predominantly in section “2013 Compared to 2012.”

Overview and Executive Summary

BNC Bancorp was formed in 2002 to serve as the holding company for Bank of North Carolina. We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. We have pursued a strategy that emphasizes our local affiliations and are continuously developing new and innovative products and equipping our bankers with new technology to further differentiate us as a community bank with sophisticated product delivery.

Net income for the fiscal year ended December 31, 2014 was $29.4 million, or $1.01 per diluted share, an increase of 81.6% from net income available to common shareholders of $16.2 million, or $0.61 per diluted share, for the fiscal year ended December 31, 2013. The increase was primarily due to the significant increase in interest-earning assets due to the acquisitions of South Street Financial Corporation (“South Street”) and Community First Financial Group, Inc. (“Community First”), respectively, during the second quarter of 2014, as well as the acquisition of Harbor Bank Group (“Harbor”), which closed on December 1, 2014 (collectively the "acquisitions").

Total assets at December 31, 2014 were $4.07 billion, an increase of 26.1% as compared to total assets of $3.23 billion at December 31, 2013. The increase was due to continued growth in our footprint, along with significant growth from the acquisitions.

Some highlights for 2014 were as follows:

•
Net income for 2014 was $29.4 million, compared to net income available to common equity of $16.2 million for 2013, or diluted earnings per common share of $1.01, compared to diluted earnings per common share of $0.61 for 2013;

•
Portfolio loans (which excludes loans held for sale) increased $798.6 million, or 35.1%, between year-end 2014 and 2013, with growth in all loan categories. Loans originated by the Company increased $411.6 million, or 24.1%, between year-end 2014 and 2013;

•	Total deposits increased $689.7 million, or 25.5%, between year-end 2014 and 2013. Transactional deposits increased $568.8 million, or 35.0%, between year-end 2014 and 2013;

•	Credit quality continued to improve during 2014 with net charge offs, nonaccrual loans, past due loans, and potential problem loans all declining year over year;

•
The net interest margin for 2014 was 4.56%, an increase of 27 basis points from 2013, while taxable equivalent net interest income was $146.0 million for 2014, an increase of $30.2 million, or 26.1%, from 2013;

•	Completed acquisitions of South Street, Community First and Harbor, increasing our presence in key markets in North and South Carolina; and

•
Announced merger agreement with Valley Financial Corporation (“Valley”), which would mark the Company’s initial entrance into Virginia with nine branches in Roanoke and Salem, Virginia. This acquisition is expected to close in the third quarter of 2015, subject to regulatory and shareholder approvals, as well as other customary closing conditions.

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

Allowance for Loan Losses

We establish an allowance for loan losses that represents management’s best estimate of probable credit losses inherent in the portfolio at the balance sheet date. Estimates for loan losses are determined by management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded to criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. See Note 1, “Summary of Significant Accounting Policies” and Note 5, “Loans and Allowance for Loan Losses” to the accompanying Consolidated Financial Statements contained in Item 8.

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

The Company has identified two reporting units for purposes of testing our goodwill for impairment, which are our mortgage origination business and our banking operations unit, which contains all other activities performed by the Company. All goodwill is allocated to the banking operations reporting unit.

The first step in testing for impairment is to determine the fair value of our reporting unit. The Company engaged an independent valuation firm to assist in the computation of the fair value estimates of the reporting unit as part of its impairment assessment. We utilized both income and market approaches to determine the fair value for the reporting unit. The income approach was based on discounted cash flows derived from assumptions of balance sheet and income statement activity. An internal forecast was developed by considering several long-term key business drivers, such as anticipated loan and deposit growth, net interest margins, and asset quality. Long-term growth rates were estimated to assist in determining the terminal values. The discount rate was estimated based on the Capital Asset Pricing Model, which considered the risk-free interest rate (20-year Constant Maturity Treasury Bonds) and equity-risk premiums, size and volatility. For the market approach, earnings, tangible common equity and tangible franchise premium multiples of comparable acquired companies were selected and applied to the reporting unit’s applicable metrics. In addition, historic control premiums were applied to the Company’s market value. The results of the income and market approaches were averaged to arrive at the final calculation of fair value. We determined the estimated fair value exceeded the carrying value (including goodwill) for the banking operations reporting unit.

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

There were no impairment charges recorded in 2014, 2013, or 2012, respectively. We believe the estimates and assumptions used in the goodwill impairment analysis for our reporting unit are reasonable. However, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future.

Valuation of Assets Acquired in Business Combinations

Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date. Purchased loans acquired in a business combination are accounted for in accordance with the provisions of GAAP applicable to loans acquired with deteriorated credit quality.
At the time such purchased loans are acquired, management individually evaluates substantially all loans acquired in the transaction. This evaluation allows management to determine the estimated fair value of the purchased loans and includes no carryover of any previously recorded allowance for loan losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.
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
In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC indemnification asset to reflect the indemnification provided by the FDIC. Currently, the expected losses on covered assets for each of the Company’s loss-share agreements would result in expected recovery of approximately 80% of incurred losses. Since the indemnified items are covered loans and covered foreclosed assets, which are measured at Day 1 Fair Values, the FDIC loss-share receivable is also measured and recorded at Day 1 Fair Values, and is calculated by discounting the cash flows expected to be received from the FDIC. Any such increase or decrease in expected cash flows will result in a corresponding decrease or increase, respectively, of the FDIC loss-share receivable for the portion of such reduced or additional loss expected to be collected from the FDIC. See Note 1, “Summary of Significant Accounting Policies,” Note 5, “Loans and Allowance for Loan Losses", and Note 6. "FDIC Indemnification Asset” to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Analysis of Results of Operations

Net Interest Income

Net interest income is the primary source of the Bank’s revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and loan prepayment behavior. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and investment securities is computed on a fully-taxable equivalent basis ("FTE"). Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.

FTE net interest income for 2014 was $146.0 million, an increase of 26.1% from $115.8 million for 2013. FTE net interest margin was 4.56% for 2014, an increase of 27 basis points from 4.29% for 2013. This increase was primarily driven by a 49 basis point decrease in our cost of funds due to a $9.2 million reduction in interest expense associated with our interest rate hedging instrument, which matured in February 2014.

Average interest-earning assets were $3.20 billion for 2014, an increase of 18.8% from $2.70 billion for 2013. These increases were due to interest-earning assets acquired from the acquisitions, as well as continued organic loan growth across the Company's markets.

The Company’s average yield on interest-earning assets was 5.18% for 2014, a decrease of 23 basis points from 5.41% for 2013. The decrease was due to lower interest rates being earned on portfolio loans. At the end of 2013, the Company began a robust home equity line of credit campaign, which provided customers a low introductory rate for the first 18 months of the agreement, which has contributed to a significant increase in interest-earning assets, as well as a decrease in the average yield on the loan portfolio. The decrease in yield for the remainder of the loan portfolio is due to competitive pricing pressures in a low interest rate environment. These decreases were slightly offset by a 21 basis point increase in rates earned on the Company's investment portfolio.

Average interest-bearing liabilities were $2.78 billion for 2014, an increase of 14.6% from $2.43 billion for 2013. The increase was due to an additional $343.6 million of average interest-bearing deposits, primarily from the acquisitions. The Company also increased average borrowings by $10.2 million during 2014, which is comprised of additional borrowings from the FHLB and additional net borrowings from the issuance of subordinated notes and repayment of unsecured term debt during 2014.

The Company’s average cost of interest-bearing liabilities was 0.72% for 2014, a decrease of 52 basis points from 1.24% for 2013. The decrease was primarily due to the expiration of the interest rate cap. The Company incurred hedging instrument expense of $0.7 million for 2014, a significant decrease from the $9.9 million expense incurred in 2013. The Company also continues to allow higher rate time deposits to expire and be replaced with lower cost funding.

The following table details the major components of net interest income and the related yields and rates for the past three fiscal years (dollars in thousands):

Table 2
Average Balance and Net Interest Income (FTE)

	Year Ended December 31,
	2014			2013			2012
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest-earning assets:
Loans and leases (1)	$2,612,339	$139,274	5.33%	$2,104,965	$120,546	5.73%	$1,789,125	$97,917	5.47%
Loans held for sale	21,490	750	3.49%	34,316	1,158	3.37%	24,774	751	3.03%
Investment securities, taxable	121,525	4,385	3.61%	133,251	4,366	3.28%	115,741	4,808	4.15%
Investment securities, tax-exempt (2)	373,726	20,938	5.60%	350,733	19,368	5.52%	237,299	15,475	6.52%
Interest-earning balances and other	73,878	542	0.73%	73,210	398	0.54%	77,484	290	0.37%
Total interest-earning assets	3,202,958	165,889	5.18%	2,696,475	145,836	5.41%	2,244,423	119,241	5.31%
Other assets	358,761			312,892			300,295
Total assets	$3,561,719			$3,009,367			$2,544,718
Interest-bearing liabilities:
Demand deposits	$1,337,274	$5,602	0.42%	$1,111,328	$15,071	1.36%	$941,070	$14,242	1.51%
Savings deposits	123,414	257	0.21%	86,630	212	0.24%	56,881	266	0.47%
Time deposits	1,118,945	9,280	0.83%	1,038,088	10,898	1.05%	1,004,644	15,093	1.50%
Borrowings	203,922	4,787	2.35%	193,771	3,883	2.00%	124,223	3,290	2.65%
Total interest-bearing liabilities	2,783,555	19,926	0.72%	2,429,817	30,064	1.24%	2,126,818	32,891	1.55%
Non-interest-bearing deposits	432,181			290,765			188,569
Other liabilities	22,800			19,662			16,376
Shareholders' equity	323,183			269,123			212,955
Total liabilities and shareholder's equity	$3,561,719			$3,009,367			$2,544,718
Net interest income and
interest rate spread		$145,963	4.46%		$115,772	4.17%		$86,350	3.76%
Net interest margin			4.56%			4.29%			3.85%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $7.7 million, $7.2 million and $5.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table details the variances between fiscal years caused by changes in interest rates and changes in volumes (dollars in thousands):

Table 3
Volume and Rate Variance Analysis

	2014 vs. 2013			2013 vs. 2012
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases	$28,053	$(9,325)	$18,728	$17,686	$4,943	$22,629
Loans held for sale	(440)	32	(408)	306	101	407
Investment securities, taxable	(404)	423	19	651	(1,093)	(442)
Investment securities, tax-exempt (1)	1,279	291	1,570	6,831	(2,938)	3,893
Interest-earning balances and other	4	140	144	(20)	128	108
Total interest income	28,492	(8,439)	20,053	25,454	1,141	26,595

Interest expense:
Deposits:
Demand deposits	2,005	(11,474)	(9,469)	2,443	(1,614)	829
Savings deposits	83	(38)	45	106	(160)	(54)
Time deposits	760	(2,378)	(1,618)	427	(4,622)	(4,195)
Borrowings	221	683	904	1,618	(1,025)	593
Total interest expense	3,069	(13,207)	(10,138)	4,594	(7,421)	(2,827)
Net interest income increase	$25,423	$4,768	$30,191	$20,860	$8,562	$29,422

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

The Company recorded a provision for loan losses of $7.0 million for 2014, a decrease of 42.5% from $12.2 million recorded during 2013. The provision for loan losses consists of $7.5 million for loans not covered under loss-share agreements and a negative provision of $0.5 million for loans covered under loss-share agreements.

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

Non-Interest Income

The following table presents the components of non-interest income for the past three fiscal years (dollars in thousands):

Table 4
Non-Interest Income

	Year Ended December 31,
	2014	2013	2012
Mortgage fees	$7,689	$8,979	$6,169
Service charges	6,105	4,314	3,149
Earnings on bank-owned life insurance	2,382	2,318	1,771
Gain (loss) on sale of investment securities, net	(511)	(42)	3,026
Bargain purchase gain on acquisition	—	—	12,706
Other	9,357	7,237	6,317
Total non-interest income	$25,022	$22,806	$33,138

Non-interest income was $25.0 million for 2014, an increase of 9.7% from $22.8 million for 2013. Adjusted non-interest income, which excludes acquisition-related gains, one-time income arising from insurance settlements and gain (loss) on sale of investment securities, was $24.8 million for 2014, an increase of 14.4% from $21.7 million for 2013. The increase from 2013 was primarily due to an increase in investment brokerage income, income derived from the sale of loans partially guaranteed by the SBA and income from CRA equity investments. Many of the non-interest income sources, such as income from recoveries on acquired loans, income derived from the sale of loans partially guaranteed by the SBA, income derived from our investment brokerage services, income derived from our CRA equity investments and income received from the FDIC related to our acquired loan portfolio, are volatile and can vary significantly from period to period.

Non-Interest Expense

The following table presents the components of non-interest expense for the past three fiscal years (dollars in thousands):

Table 5
Non-Interest Expense

	Year Ended December 31,
	2014	2013	2012
Salaries and employee benefits	$62,232	$52,994	$42,200
Occupancy	9,153	6,547	4,965
Furniture and equipment	6,450	5,546	4,241
Data processing and supplies	4,007	3,275	2,773
Advertising and business development	2,666	2,020	1,761
Insurance, professional and other services	9,061	8,392	6,685
FDIC insurance assessments	2,932	2,766	2,166
Loan, foreclosure and other real estate owned	8,945	8,949	10,944
Other	11,031	7,444	6,537
Total non-interest expense	$116,477	$97,933	$82,272

Non-interest expense was $116.5 million for 2014, an increase of 18.9% from $97.9 million for 2013. Excluding non-operating expenses, adjusted non-interest expense for 2014 was $106.9 million, an increase of 16.0% from $92.2 million for 2013. The increase from 2013 is primarily due to additional facilities charges and headcount from our recent acquisitions, as well as overall Company growth.

In evaluating our business and performance, we utilize adjusted non-interest income, which excludes income derived from sources that are not deemed as core business operations. We also utilize adjusted non-interest expense, which excludes expenses not directly associated with the Company's core operations. These adjusted amounts are considered non-GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing our core operating results.

The following table presents a reconciliation from these non-GAAP measures to the most directly comparable GAAP measures for the past three fiscal years (dollars in thousands):

Table 6
Reconciliation of Non-GAAP Measures

	Year Ended December 31,
Adjusted Non-interest Income	2014	2013	2012
Non-interest income (GAAP)	$25,022	$22,806	$33,138
Less: Gain (loss) on sale of investment securities	(511)	(42)	3,026
Insurance settlement	768	479	—
Acquisition-related gain	—	719	12,706
Adjusted non-interest income (non-GAAP)	$24,765	$21,650	$17,406

	Year Ended December 31,
Adjusted Non-interest Expense	2014	2013	2014
Non-interest expense (GAAP)	$116,477	$97,933	$82,272
Less: Transaction-related expenses	8,954	5,768	5,212
Loss on extinguishment of debt	613	—	—
Adjusted non-interest expense (non-GAAP)	$106,910	$92,165	$77,060

Income Taxes

Our income tax expense was $10.4 million and $4.0 million for 2014 and 2013, respectively. The increase in income tax is a direct result of our increase in taxable income due to our acquisitions, as well as overall Company growth.

We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. Due to an increase in our level of taxable income relative to non-taxable income, our effective tax rate for 2014 increased to 26.1%, as opposed to an effective tax rate of 19.0% for 2013.

Analysis of Financial Condition

Investment Securities

Our investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Investment securities classified as available for sale are carried at fair value in the consolidated balance sheet, while investment securities classified as held to maturity are shown at amortized cost in the consolidated balance sheet.

The following table presents the composition of our investment securities portfolio (dollars in thousands):

Table 7
Composition of Investment Securities Portfolio

	At December 31,
	2014	2013	2012
Investment securities available-for-sale (at fair value):
U.S. Government agencies	$17,888	$15,061	$16,395
State and municipals	188,935	191,263	223,886
Corporate debt securities	13,615	8,889	—
Other debt securities	12,566	4,380	—
Equity securities	5,909	922	—
Residential government-sponsored mortgage-backed securities	28,274	42,014	86,890
Other government-sponsored mortgage-backed securities	2,103	7,888	14,368
Total investment securities available-for-sale	269,290	270,417	341,539

Investment securities held-to-maturity (at amortized cost):
State and municipals	213,092	221,378	108,805
Corporate debt securities	14,000	16,000	6,000
Other debt securities	10,000	10,000	—
Total investment securities held-to-maturity	237,092	247,378	114,805
Total investment securities	$506,382	$517,795	$456,344

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

The following table presents the composition of our available-for-sale and held-to-maturity securities portfolio at December 31, 2014 with ranges of maturities and weighted average yields (dollars in thousands):

Table 8
Investment Securities Portfolio by Expected Maturities

	Available-for-Sale (1)		Held-to-Maturity
	Fair Value	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies:
Due within one year	$9,200	—	$—	—
Due after ten years	8,688	3.08%	—	—
	17,888	0.23%	—	—
State and municipals - Tax Exempt: (2)
Due within one year	653	3.19%	—	—
Due after one year through five years	2,312	1.78%	8,155	4.46%
Due after five through ten years	1,599	6.49%	7,278	4.10%
Due after ten years	184,371	5.09%	173,116	4.81%
	188,935	5.06%	188,549	4.77%
State and municipals - Taxable
Due after five through ten years	—	—	506	2.48%
Due after ten years	—	—	24,037	3.25%
	—	—	24,543	3.23%

Corporate debt securities:
Due within one year	999	2.34%	—	—
Due after one year through five years	3,990	3.00%	9,000	5.22%
Due after five through ten years	2,974	1.30%	5,000	7.63%
Due after ten years	5,652	4.47%	—	—
	13,615	3.20%	14,000	6.08%

Other debt securities:
Due after five through ten years	8,000	2.26%	10,000	2.76%
Due after ten years	4,566	1.23%	—	—
	12,566	1.87%	10,000	2.76%

Mortgage-backed securities: (3)
Due after one year through five years	431	6.23%	—	—
Due after five through ten years	6,597	2.60%	—	—
Due after ten years	23,349	4.15%	—	—
	30,377	3.80%	—	—

Equity securities	5,909	—	—	—
Total investment securities	$269,290	4.57%	$237,092	4.61%

(1)	Yields for available-for-sale securities are calculated based on the amortized cost of the securities.

(2)	Yields on tax-exempt investment securities are calculated on a taxable-equivalent basis using an income tax rate of 34%.

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

At December 31, 2014, our investment securities portfolio included 320 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions at December 31, 2014 (dollars in thousands):

Table 9
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
General obligation bonds:
Texas	$120,942	$126,593
Washington	29,270	30,228
Ohio	19,418	20,873
California	15,376	16,137
North Carolina	13,703	13,857
Pennsylvania	12,865	13,587
Kansas	9,949	10,797
Other (21 states)	58,075	60,324
Total general obligation bonds:	279,598	292,396
Revenue bonds:
North Carolina	34,822	35,798
Indiana	13,871	14,651
South Carolina	12,315	12,668
Florida	11,415	11,880
New York	7,985	8,015
Texas	7,380	7,698
Other (10 states)	23,969	24,798
Total revenue bonds:	111,757	115,508
Total obligations of state and political subdivisions	$391,355	$407,904

Our largest exposure in general obligation bonds was 64 bonds issued by various school districts in Texas with a total amortized cost basis of $87.2 million and total fair value of $91.6 million at December 31, 2014. Of this total, $71.5 million in amortized cost and $74.8 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

The revenue sources related to our investment in revenue bonds at December 31, 2014 are summarized in the following table (dollars in thousands):

Table 10
Revenue Bonds by Source

	Amortized Cost	Fair Value
Water and sewer	$21,467	$22,383
Health, hospitality and nursing home	20,275	21,136
College and university	19,462	19,949
Power and electricity	12,579	12,705
Lease (abatement)	7,051	7,858
Other	30,923	31,477
Total revenue bonds	$111,757	$115,508

Our largest individual exposures in revenue bonds at December 31, 2014 were three bonds issued by the South Carolina Public Service Authority to be repaid by future pledged power and utility revenue, and seven bonds issued by the North Carolina Medical Care Commission to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $18.8 million and the total fair value was $19.1 million at December 31, 2014.

Currently, all of our investments in state and political subdivisions are rated as investment grade by Standard & Poor's and/or Moody's. Investments in state and political subdivisions are subject to an initial pre-purchase credit assessment and ongoing monitoring. The factors considered in this analysis include capacity to pay, market and economic data, soundness of budgetary position, sources, strength, and stability of tax or enterprise revenue, review of the credit rating, as provided by one or more nationally recognized credit ratings agencies, as well as any other factors as are available and relevant to the security or issuer.  While we do not place sole reliance on the credit rating of the security, no investment in a state or political subdivision is considered for purchase unless it has an investment grade credit rating by one or more nationally recognized credit ratings agencies.  We perform additional detailed risk analysis should any security be downgraded below investment grade to determine if the security should be retained or sold.  This risk analysis includes, but is not limited to, discussions with third party municipal credit analysts and review of any changes that may affect the credit worthiness of the issuer and its ability to make timely principal and interest payments.

Our evaluation of investments in state and political subdivisions at December 31, 2014 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by Standard & Poor's and/or Moody's.

Loans

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

Total portfolio loans were $3.08 billion at December 31, 2014, an increase of 35.1% from $2.28 billion at December 31, 2013. Our originated loan portfolio increased by $411.6 million, or 24.1%, to $2.12 billion at December 31, 2014, as compared to $1.70 billion at December 31, 2013.

The following table presents the composition of our loan portfolio for the past five years (dollars in thousands):

Table 11
Loan Portfolio Composition

	At December 31,
	2014		2013		2012		2011		2010
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Originated:
Commercial real estate	$1,181,492	38.4%	$1,014,633	44.6%	$824,097	40.5%	$710,380	41.6%	$557,546	37.0%
Commercial construction	265,968	8.6%	202,140	8.9%	153,879	7.6%	174,424	10.2%	170,052	11.3%
Commercial and industrial	154,132	5.0%	139,567	6.1%	124,412	6.1%	119,162	7.0%	111,650	7.4%
Leases	21,100	0.7%	16,137	0.7%	13,209	0.7%	12,806	0.7%	10,983	0.7%
Residential construction	43,298	1.4%	29,636	1.3%	21,704	1.1%	24,835	1.5%	29,944	2.0%
Residential mortgage	439,600	14.3%	294,660	12.9%	292,731	14.4%	306,881	18.0%	308,566	20.4%
Consumer and other	10,851	0.4%	8,103	0.4%	9,124	0.5%	9,188	0.5%	10,097	0.6%
Total originated	2,116,441	68.8%	1,704,876	74.9%	1,439,156	70.9%	1,357,676	79.5%	1,198,838	79.4%
Acquired (non-covered):
Commercial real estate	331,014	10.8%	221,571	9.7%	210,589	10.3%	12,446	0.7%	—	—
Commercial construction	38,246	1.2%	24,089	1.1%	29,868	1.5%	1,286	0.1%	—	—
Commercial and industrial	34,391	1.1%	23,453	1.0%	26,458	1.3%	5,317	0.3%	—	—
Residential construction	29,854	1.0%	2,782	0.1%	12,810	0.6%	905	0.1%	—	—
Residential mortgage	383,120	12.5%	108,239	4.8%	66,529	3.3%	11,068	0.6%	—	—
Consumer and other	4,573	0.1%	3,846	0.2%	918	0.0%	752	0.0%	—	—
Total acquired (non-covered)	821,198	26.7%	383,980	16.9%	347,172	17.0%	31,774	1.8%	—	—
Acquired (covered):
Commercial real estate	72,658	2.4%	96,452	4.2%	114,757	5.6%	135,242	7.9%	120,053	7.9%
Commercial construction	10,422	0.4%	18,331	0.8%	33,447	1.6%	51,426	3.0%	62,879	4.2%
Commercial and industrial	3,809	0.1%	5,919	0.3%	10,898	0.5%	16,402	1.0%	24,903	1.7%
Residential construction	—	0.0%	16	0.0%	215	0.0%	3,992	0.2%	2,402	0.2%
Residential mortgage	49,698	1.6%	65,024	2.8%	87,015	4.3%	109,058	6.4%	94,701	6.3%
Consumer and other	872	0.0%	1,919	0.1%	2,598	0.1%	3,913	0.2%	4,404	0.3%
Total acquired (covered)	137,459	4.5%	187,661	8.2%	248,930	12.1%	320,033	18.7%	309,342	20.6%
Total portfolio loans	$3,075,098	100.0%	$2,276,517	100.0%	$2,035,258	100.0%	$1,709,483	100.0%	$1,508,180	100.0%

The following table presents the scheduled maturities of the Company's portfolio loans at December 31, 2014 (dollars in thousands):

Table 12
Loan Portfolio by Contractual Maturities

	Due within one year	Due after one year but within five years	Due after five years	Total
By loan type:
Commercial real estate	$210,407	$1,051,926	$322,831	$1,585,164
Commercial construction	68,182	208,198	38,256	314,636
Commercial and industrial	83,044	91,229	18,059	192,332
Leases	1,226	19,874	—	21,100
Residential construction	49,344	10,347	13,461	73,152
Residential mortgage	90,983	328,073	453,362	872,418
Consumer and other	5,761	7,664	2,871	16,296
Total portfolio loans	$508,947	$1,717,311	$848,840	$3,075,098

By interest rate type:
Fixed interest rate	$253,531	$1,300,404	$379,322	$1,933,257
Variable interest rate	255,416	416,907	469,518	1,141,841
Total portfolio loans	$508,947	$1,717,311	$848,840	$3,075,098

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Increases in the originated loan portfolio were driven by commercial real estate loans, which includes new loan production and the completion of commercial constructions that were delayed due to weather issues experienced in the first half of 2014, and home equity lines of credit. Increases in our commercial real estate portfolio continue to be in retail centers, primarily anchored and pre-leased, multi-family housing developments and hotels across our geographic footprint. In addition, the Company launched a home equity line of credit campaign in late 2013, which has led to over $169.8 million of net borrowings for 2014.

Our acquired loan portfolio was $958.7 million at December 31, 2014, an increase of 67.7% from $571.6 million at December 31, 2013. This increase was due to $605.3 million of loans obtained as part of the acquisitions during 2014.

At December 31, 2014, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $209.2 million, which represented approximately 98% of the total second liens held by the Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15 year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding principal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At December 31, 2014, approximately 94% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria includes analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either converted to conventional second mortgage loans that are fully amortizing or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.

The following table summarizes the maturity dates of our home equity lines of credit at December 31, 2014 (dollars in thousands):

Table 13
Home Equity Line of Credit Maturities

2015	$4,191
2016	5,883
2017	5,635
2018	6,590
2019	9,480
Thereafter	290,918
$322,697

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. Total deposits at December 31, 2014 were $3.40 billion, an increase of 25.5% from total deposits of $2.71 billion as of December 31, 2013.

The following is our average deposits and weighted-average interest rates paid thereon for the past three fiscal years (dollars in thousands):

Table 14
Average Deposits

	Year Ended December 31,
	2014		2013		2012
	Average amount	Average interest rate	Average amount	Average interest rate	Average amount	Average interest rate
Demand deposits	$1,337,274	0.42%	$1,111,328	1.36%	$941,070	1.51%
Savings deposits	123,414	0.21%	86,630	0.24%	56,881	0.47%
Time deposits	1,118,945	0.83%	1,038,088	1.05%	1,004,644	1.50%
Total interest-bearing deposits	2,579,633	0.59%	2,236,046	1.17%	2,002,595	1.48%
Noninterest-bearing deposits	432,181	—	290,765	—	188,569	—
Total deposits	$3,011,814	0.50%	$2,526,811	1.04%	$2,191,164	1.35%

Average deposits increased by 19.2% during 2014, primarily due to acquiring $684.2 million of deposits as a result of the acquisitions during 2014. The decrease in the average cost of savings and time deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing time deposits given the current low interest rate environment. The decrease in the average rate paid on demand deposits is due to a $9.2 million reduction in hedging instrument expense for 2014 as compared to 2013.

The following is our maturities of time deposits of $100,000 or more at December 31, 2014 (dollars in thousands):

Table 15
Maturities of Time Deposits of $100,000 or More

	3 months or less	Over 3 months to 6 months	Over 6 months to 12 months	Over 12 months	Total
Time deposits of $100,000 or more	$167,906	$138,574	$188,696	$368,313	$863,489

Time deposits of $100,000 or more represented 25.4% and 30.0%, respectively, of our total deposits at December 31, 2014 and 2013.

Borrowings

Total borrowings at December 31, 2014 were $261.7 million, an increase of 15.3% from total borrowings of $227.1 million as of December 31, 2013. At December 31, 2014, $127.9 million of these borrowings were classified as short-term, as compared to $125.6 million that were classified as short-term at December 31, 2013. We acquired $16.9 million of short-term FHLB advances as part of the acquisitions that occurred during 2014. Long-term debt at December 31, 2014 was $133.8 million, compared with long-term debt of $101.5 million at December 31, 2013. During 2014, we issued $60 million of subordinated notes and used a portion of the proceeds to repay $30 million of an unsecured note. The subordinated notes qualified as Tier II capital for the Parent Company, under federal regulatory capital rules.

Short-term borrowings are comprised of short-term FHLB advances, securities sold under agreements to repurchase and Federal funds purchased. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. Long-term funding is comprised of long-term FHLB advances and subordinated notes. See Note 11, “Borrowings” to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K. See additional discussion in the “Liquidity” section below.

Asset Quality

We consider asset quality to be of primary importance, and employ a formal internal loan review process to ensure adherence to our lending policy as approved by our Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. The Company's internal credit risk review function, through focused review and sampling, validates the accuracy of commercial loan risk grades. Each loan risk grade corresponds to an estimated default probability. In addition, as a given loan's credit quality improves or deteriorates, it is Credit Administration's and the Lender’s responsibility to change the borrower's risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management's estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. Our policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets

Our nonperforming assets, which includes loans past due 90 days or more, other real estate owned ("OREO") and loans in nonaccrual status, decreased to $67.3 million, or 1.65% of total assets, at December 31, 2014, as compared to $88.5 million, or 2.74% of total assets, at December 31, 2013. Included in nonperforming assets are $18.3 million and $42.5 million covered under loss-share agreements at December 31, 2014 and 2013, respectively. Excluding assets covered by loss-share agreements, nonperforming assets totaled $48.9 million at December 31, 2014, an increase of 6.5% from $45.9 million at December 31, 2013.

The following table summarizes total nonperforming assets for the past five years (dollars in thousands):

Table 16
Nonperforming Assets

	At December 31,
	2014	2013	2012	2011	2010
Nonaccrual loans:
Not covered by loss-share agreements	$13,663	$17,114	$22,442	$19,443	$26,224
Covered by loss-share agreements	11,060	23,745	46,981	67,854	64,753
90 days or more past due:
Not covered by loss-share agreements	—	—	—	—	44
Covered by loss-share agreements	—	—	—	5,425	4,554
Other real estate owned:
Not covered by loss-share agreements	35,274	28,833	28,811	20,927	23,912
Covered by loss-share agreements	7,257	18,773	23,102	47,577	15,825
Total nonperforming assets	$67,254	$88,465	$121,336	$161,226	$135,312
Total nonperforming assets not covered by loss-share agreements	$48,937	$45,947	$51,253	$40,370	$50,180

Total nonperforming assets to total assets	1.65%	2.74%	3.93%	6.57%	6.29%
Total nonperforming assets to total assets (not covered by loss share)	1.25%	1.52%	1.82%	1.93%	2.75%

Total nonperforming loans to total portfolio loans	0.80%	1.79%	3.41%	5.42%	6.34%
Total nonperforming loans to total portfolio loans (not covered by loss share)	0.47%	0.82%	1.26%	1.40%	2.19%

Troubled debt restructurings not included in above	$13,578	$16,770	$35,889	$41,515	$5,107

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

At December 31, 2014, we had $24.7 million in nonaccrual loans, a decrease of 39.5% from $40.9 million at December 31, 2013. The amounts of nonaccrual loans covered under loss-share agreement were $11.1 million and $23.7 million at December 31, 2014 and 2013, respectively. During 2014, the Company acquired $2.7 million of nonperforming loans in the acquisitions and $24.2 million of loans were placed in nonaccrual status, which was offset by $20.6 million moved to OREO, $6.9 million in payments and $9.1 million that were fully repaid or sufficient payments were received to justify a return to accrual status. The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual was $2.0 million, $5.3 million and $6.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. There were no loans 90 days past due and still accruing interest at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, there were $42.5 million and $47.6 million, respectively, in assets classified as OREO, with $7.3 million and $18.8 million, respectively, covered under loss-share agreements. The carrying values of other real estate owned represent the lower of the carrying amount or fair value less costs to sell. During 2014, the Company had $35.1 million of additions to OREO, with $9.7 million coming from the acquisitions. The Company had disposals of $35.5 million during 2014 and recorded valuation adjustments of $4.9 million, an increase from valuation adjustments of $4.2 million for the year ended December 31, 2013.

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

See the Company's accounting policy for restructured loans in Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Loans and Allowance for Loan Losses,” to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for additional TDR disclosures.

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least monthly. In addition, on a monthly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations. In addition to our history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2014 or 2013.

Management uses the risk-grading program, as described under "Asset Quality," to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and a sample of these loans are tested by the Company's Credit Risk Review department. The testing program includes an evaluation of a sample of both new and existing loans, including large loans, loans that are identified as having potential credit weaknesses, and loans past due 90 days or more and still accruing. We strive to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. Generally, we do engage in significant lease financing, highly leveraged transactions or loans to customers domiciled outside the United States.

Management follows a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and the allowance is allocated based on management's judgment and historical experience.

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

During the fourth quarter of 2014,we enhanced the methodology used to calculate the allowance for loan losses by incorporating a detailed loss migration analysis using historical loss experience of 60 months, and changing the assumptions used in calculating loss reserve rates from two-year historical charge-offs to using probability of default and loss-given default. These enhancements did not have a material impact on the level of allowance for loan losses recorded as of December 31, 2014. See further details of the Company's accounting policy for the calculation of the allowance for loan losses in Note 1, “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

The allowance for loan losses was $30.4 million at December 31, 2014, a decrease of 7.5% from $32.9 million at December 31, 2013. Loan loss reserves to total portfolio loans were 0.99% and 1.44% at December 31, 2014 and December 31, 2013, respectively. The decrease in the allowance for loan losses was primarily driven by a decrease in the allowance required for the covered loan portfolio, which decreased from $5.9 million at December 31, 2013 to $3.4 million at December 31, 2014.

The allowance for loans not covered under loss-share agreements remained flat at $27.0 million between December 31, 2013 and December 31, 2014. While the Company continues to experience improved credit quality and lower levels of net charge-offs, the allowance calculation was impacted by the large level of organic growth the Company experienced in 2014.

Net loan charge-offs for 2014 were $7.9 million, or 0.30% of average loans, as compared to $20.7 million, or 0.98% of average loans, for 2013. Net charge-offs for 2014 included $7.6 million on loans not covered under loss-share agreements and $0.3 million on loans covered under loss-share agreements.

The following table shows the allocation of the allowance for loan losses at the dates indicated (dollars in thousands). The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

Table 17
Allocation of the Allowance for Loan Losses

	At December 31,
	2014		2013		2012		2011		2010
		% of total		% of total		% of total		% of total		% of total
	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)
Real estate loans	$21,998	72.4%	$22,482	68.4%	$26,159	78.4%	$14,847	75.2%	$15,839	71.7%
Real estate construction loans	4,881	16.1%	6,951	21.1%	10,399	12.4%	11,656	15.0%	5,207	17.6%
Commercial and industrial loans	3,226	10.6%	3,137	9.5%	3,579	7.9%	4,338	8.2%	3,525	9.0%
Consumer and other loans	191	0.6%	249	0.8%	137	0.7%	149	0.8%	209	1.0%
Leases	103	0.3%	56	0.2%	18	0.6%	18	0.8%	33	0.7%
	$30,399	100.0%	$32,875	100.0%	$40,292	100.0%	$31,008	100.0%	$24,813	100.0%

(1)	Allowance for loan losses category as a percentage of total loans by category

The following table presents information related to the allowance for loan losses for the last five years (dollars in thousands):

Table 18
Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2014	2013	2012	2011	2010
Beginning balance	$32,875	$40,292	$31,008	$24,813	$17,309
Provision for credit losses:
Non-covered loans	7,466	11,636	17,755	16,037	26,382
Covered loans	(460)	552	4,982	2,177	—
Change in FDIC indemnification asset	(1,575)	1,084	17,711	8,708	—
Net charge-offs on loans covered under loss-share	(292)	(10,975)	(14,538)	(3,774)	—
Charge-offs on loans not covered under loss-share:
Commercial real estate	(2,157)	(2,814)	(6,338)	(4,827)	(5,038)
Commercial construction	(2,808)	(5,607)	(4,396)	(7,090)	(4,330)
Commercial and industrial	(2,814)	(1,731)	(2,597)	(1,217)	(5,342)
Leases	—	—	—	—	(9)
Residential construction	—	—	(179)	(943)	(725)
Residential mortgage	(3,430)	(3,510)	(4,285)	(4,052)	(3,624)
Consumer and other	(122)	(238)	(126)	(60)	(263)
Total charge-offs	(11,331)	(13,900)	(17,921)	(18,189)	(19,331)

Recoveries on loans not covered under loss-share:
Commercial real estate	899	502	715	158	43
Commercial construction	444	2,043	331	300	37
Commercial and industrial	720	1,327	92	555	135
Leases	—	—	—	15	—
Residential construction	63	25	24	14	26
Residential mortgage	1,474	273	124	176	201
Consumer and other	116	16	9	18	11
Total recoveries	3,716	4,186	1,295	1,236	453
Net charge-offs on loans not covered under loss-share	(7,615)	(9,714)	(16,626)	(16,953)	(18,878)
Ending balance	$30,399	$32,875	$40,292	$31,008	$24,813

Ratios:
Ratio of allowance for loan losses to total portfolio loans	0.99%	1.44%	1.98%	1.81%	1.65%
Ratio of allowance for loan losses to total portfolio loans (non-covered)	0.92%	1.29%	1.40%	1.84%	1.65%
Net charge-offs to average portfolio loans	0.30%	0.98%	1.74%	1.33%	1.39%

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

Capital Resources

At December 31, 2014, shareholders’ equity was $390.4 million, an increase of 43.9% from shareholders’ equity of $271.3 million as of December 31, 2013. In addition to net income, the increase in shareholders’ equity was due to the issuance of 5.4 million shares of common stock during 2014 related to the acquisitions.

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

The capital adequacy ratios for the Company and BNC are set forth below:

Table 19
Capital Adequacy Ratios

		At December 31,
	"Well Capitalized" minimum	2014	2013	2012
BNC Bancorp:
Total capital (to risk weighted assets)	10.00%	12.49%	11.57%	13.80%
Tier 1 capital (to risk weighted assets)	6.00%	9.71%	10.33%	12.67%
Tier 1 capital (to average assets)	5.00%	8.41%	8.12%	9.65%

Bank of North Carolina:
Total capital (to risk weighted assets)	10.00%	12.21%	12.66%	13.91%
Tier 1 capital (to risk weighted assets)	6.00%	11.26%	11.41%	12.77%
Tier 1 capital (to average assets)	5.00%	9.74%	8.96%	9.71%

Liquidity

The objective of liquidity management is to ensure that the Company has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to satisfy the cash flow requirements of depositors and borrowers and to meet its other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries or acquisitions, and satisfy other operating requirements. In addition to satisfying cash flow requirements in the ordinary course of business, the Company actively monitors and manages its liquidity position to ensure sufficient resources are available to meet cash flow requirements in adverse situations.
The Company also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has filed a $150 million shelf registration statement with the SEC under which the Parent Company may, from time to time, offer senior debt securities, subordinated debt securities, convertible debt securities, preferred stock, common stock, warrants or units. In September 2014, the Parent Company issued $60 million of subordinated notes, callable October 1, 2019, and due October 1, 2024, under the shelf registration statement.

While dividends from BNC and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $29.6 million during 2014 from subsidiaries.

The Bank has $90.0 million of established federal funds lines with counterparty banks at December 31, 2014, with no balance outstanding. The Bank also has the ability to borrow from the FHLB and the Federal Reserve Bank, with $394.2 million and $169.9 million, respectively, in available credit at December 31, 2014. BNC also has excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the FHLB or other parties as necessary.

Investment securities are an important tool to the Company’s liquidity objective. Of the $495.1 million in the Company's investment securities portfolio at December 31, 2014, $258.0 million are designated as available-for-sale. Some of these securities are pledged to secure collateralized deposits, borrowings and for other purposes as required or permitted by law. The remaining investment securities could be pledged or sold to enhance liquidity, if necessary.

As reflected in Table 21, the Company has various financial obligations, including contractual obligations and other commitments, which may require future cash payments. The time deposits with shorter maturities could imply near-term liquidity risk if such deposit balances do not rollover at maturity into new time or non-time deposits at the Company. As a financial services provider, the Company routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon.

For the year ended December 31, 2014, net cash provided by operating activities was $40.5 million, while net cash used in investing and financing activities was $47.1 million and $16.6 million, respectively, for a net decrease in cash and cash equivalents of $23.2 million since year-end 2013. The primary cash outflows during 2014 related to the increase in loans and repayment of borrowings, while the primary cash inflows related to cash received from core operations, cash received from the acquisitions, and proceeds from the sale of investment securities.

For the year ended December 31, 2013, net cash provided by operating activities was $162.9 million, while net cash used in investing and financing activities was $142.9 million and $145.7 million, respectively, for a net decrease in cash and cash equivalents of $125.7 million since year-end 2012. The primary cash outflows during 2013 related to the increase in loans, purchases of investment securities, and a reduction in deposits, particularly higher cost borrowings. The primary cash inflows related to cash received from core operations, additional borrowings, and the collection of receivables acquired as part of an acquisition.

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

We use simulation analysis to calculate the income effect and economic value of assets, liabilities, and equity at current and forecasted rate environments, as well as immediate and parallel shifts in interest rates at one percent intervals. Also included in the modeling are non-parallel and gradual rate shifts, which are traditionally more realistic and provide a more robust assessment of embedded risk. The model uses estimated cash flows based on embedded options, prepayments, early withdrawals, and weighted average contractual rates and maturities to forecast the impact of rate changes on the balance sheet. To calculate economic value, the model uses discount rates that are equal to the current market rate of similar financial instruments. The economic values of longer-term fixed-rate instruments are generally more sensitive to changes in interest rates, whereas the values of adjustable- or variable-rate instruments are valued based on next contractual interest rate repricing and are generally less sensitive to interest rate movements, subject to rate caps and floors.

The model results are driven by key assumptions, which are based on historical data as well as anticipated future needs of the Company. These assumptions include prepayments on loans and investment securities, deposit decay rates, loan and deposit volumes and pricing, and replacement/reinvestment of all asset and liability cash flows. Management also performs pro forma modeling to assess the interest rate risk impact of mergers and acquisitions, incorporating market-specific assumptions that may affect assets and liabilities in different regions of the Company’s existing and pro forma footprint. Model assumptions are inherently uncertain and, as a result, actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions, pending acquisitions, and management strategies, among other factors. However, the model is continually monitored through back-testing, which compares the results of the net interest income forecasts with actual financial results of previous periods, in order to ensure modeling assumptions remain relevant.

We utilize internal modeling capabilities to perform its interest rate risk analysis, which allows management and the Board to use the model for both regulatory and strategic purposes. A third party vendor is engaged to perform an independent interest rate risk analysis on at least an annual basis to verify the reasonableness of results.

Our interest rate risk position is measured by estimated changes in net interest income (short-term risk) and economic value of equity (long-term risk) in various interest rate environments. The net interest income simulation assumes instantaneous and parallel rate shocks, which are measured in 100 basis point increments from base case. Other analyses are performed on an ongoing basis that may include gradual or rapid changes in interest rates, yield curve twists, and changes in assumptions about customer behavior in various rate scenarios. The Company also examines changes in economic value of equity, which is a measure of long-term interest rate risk currently embedded in the balance sheet. This analysis takes into account all cash flows over the estimated remaining life of all balance sheet positions and is measured at a point in time. As with the net interest income simulation model, net economic value analysis is based on key assumptions about the timing and variability of balance sheet cash flows. The following table represents a summary of the Company’s interest rate risk as measured by estimated changes in both net interest income and economic value of equity in parallel rate shocks of 100 basis point increments.

Table 20
Net Interest Income at Risk & Economic Value of Equity

	At December 31, 2014
Change in interest rates (basis points)	Change in Net Interest Income	Change in Economic Value of Equity
-100	0.5%	4.5%
+100	-1.9%	-1.7%
+200	-1.2%	-4.2%
+300	-2.2%	-6.8%
+400	-3.8%	-8.9%

The Company’s interest rate risk management strategy also involves the use of interest rate derivatives. Interest rate swaps are used to hedge the repricing characteristics of certain liabilities as to mitigate adverse effects on net interest margin and cash flows from changes in interest rates. The interest rate swaps are designated as cash flow hedges, with changes in market value classified through accumulated other comprehensive income. These derivative instruments add stability to interest expense, extend the duration of specific liabilities, and help to manage the Company’s exposure to movements in interest rates.

Additionally, the Company executes derivative instruments in the form of interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those derivatives are immediately hedged by offsetting derivative contracts, such that the Company minimizes net interest rate risk exposure resulting from such transactions.

The Company’s policy limits the potential exposure of net interest income and economic value of equity to a certain percentage change from the base case for each 100 basis point shock in interest rates. While the policy limits exist to establish the maximum amount of risk that management and the Board of Directors will tolerate, management also adheres to a set of internal “target” limits that are significantly lower than those in the policy. These internal limits act as a buffer to help management maintain a comfortable level of risk, while ensuring that changes in simulation results do not approach official policy limits. As of December 31, 2014, both net interest income and economic value of equity simulation results were within both target and policy limits.

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

Credit Risk

An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analyses by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, nonaccrual and charge-off policies. Each class of financing receivable detailed below is subject to risks that could have an adverse impact on the credit quality of the loan portfolio.

Commercial real estate loans
Commercial real estate loans consist primarily of loans secured by nonresidential (owner-occupied and/or non-owner occupied) real estate, which includes multifamily housing, retail strip centers and hotels. Commercial real estate is primarily dependent on successful operation or management of the property in order to generate sufficient cash to repay the outstanding debt. While these loans are normally secured by commercial use buildings, it is possible that the liquidation of the collateral will not fully satisfy the obligation. High unemployment, generally weak economic conditions or oversupply of properties may result in customers having to provide rental rate concessions to achieve adequate occupancy rates. The value of the commercial property securing these loans can vary over the life of the loan.

Commercial construction loans
Commercial construction loans, which consist primarily of loans for the development of land, retail strip centers, hotels and multi-family properties, are highly dependent on the supply and demand for commercial real estate in the markets served by BNC. While we have seen an increase in housing starts in our markets, deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for customers.

Commercial and industrial loans and leases
Each commercial loan or lease is underwritten based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower’s business, including the strength of the borrower's balance sheet and experience and background of the principals is obtained prior to approval. Collateral securing these loans is primarily business assets such as inventory or accounts receivable. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed. Common risks include general economic conditions within the markets BNC serves, as well as risks that are specific to each transaction, including demand for products and services and reductions in the fair value of collateral.

Residential construction loans
Residential construction loans are made to established homebuilders for pre-sold homeowners and speculative home building purposes and are typically secured by 1-4 family residential property. The credit risk associated with residential construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Company controls the credit risk on these types of loans by making loans in familiar markets to developers, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

Residential mortgage loans
Each residential mortgage loan is underwritten using credit scoring and analysis tools. These tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. In addition to the credit score, the borrowers' debt-to-income ratio, sources of income and employment history and the loan-to-value ratio, among other factors, are also evaluated as part of the underwriting process. To the extent that the loan is secured by collateral, the likely value of that collateral is evaluated. Common risks to each class of non-commercial loans include risks that are not specific to individual transactions such as general economic conditions within the markets BNC serves, particularly unemployment and potential declines in real estate values. Personal events such as disability or change in marital status also add risk to residential mortgage loans. Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Bank will not receive any proceeds from the sale of the property until the first mortgage has been satisfied. After origination, residential mortgage loans are sold on a servicing-released basis into the secondary mortgage market.

Consumer and other loans
Consumer and other loans include loans secured by personal property such as residential real estate, automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment. Consumer loan repayments are sensitive to job loss, illness and other personal factors.
Off-Balance Sheet Risk – Contractual Obligations and Commitments

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on our consolidated balance sheets. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. We do not expect that all such commitments will fund. See Note 16, "Commitments and Contingencies" to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

In addition, we have entered into certain contractual obligations and other commitments, including leasing arrangements, to support our ongoing activities and commitments related to funding of our operations through deposits or borrowings. See Note 8, "Premises and Equipment," Note 10, "Deposits," and Note 11, "Borrowings," respectively, in Item 8 of Part II of this Form 10-K for further details.

The required payments under such commitments at December 31, 2014 are shown in the following table (dollars in thousands):

Table 21
Contractual Obligations and Other Commitments

	Total	Less than one year	One to three years	Three to five years	After five years
Contractual obligations:
Short-term borrowings	$127,934	$127,934	$—	$—	$—
Long-term debt	135,713	—	4,000	28,000	103,713
Time deposits	1,203,674	745,923	303,644	152,737	1,370
Operating leases	22,669	4,002	6,545	5,279	6,843
Total contractual obligations	$1,489,990	$877,859	$314,189	$186,016	$111,926

Commitments:
Lines of credit and loan commitments	$667,649	$189,232	$105,680	$113,971	$258,766
Letters of credit	6,607	5,705	801	101	—
Unfunded commitments for unconsolidated investments	5,550	5,550	—	—	—
Total commitments	$679,806	$200,487	$106,481	$114,072	$258,766

The Company’s derivative interest rate-related instruments, under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 21. For further information and discussion of derivative contracts, see section “Asset/Liability Management,” and Note 1, “Summary of Significant Accounting Policies” and Note 9, “Derivatives” to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

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

Table 22
Quarterly Financial Information
(dollars in thousands, except share and per share data)

	Year Ended December 31, 2014				Year Ended December 31, 2013
	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
Operating Data:
Total interest income	$42,915	$40,876	$38,633	$35,718	$37,836	$34,008	$33,675	$33,151
Total interest expense	5,454	4,736	4,732	5,004	7,964	7,372	7,364	7,363
Net interest income	37,461	36,140	33,901	30,714	29,872	26,636	26,311	25,788
Provision for loan losses	1,001	1,304	2,140	2,561	2,435	3,350	2,288	4,115
Net interest income after provision for loan losses	36,460	34,836	31,761	28,153	27,437	23,286	24,023	21,673
Non-interest income	7,785	6,307	5,805	5,125	5,178	5,824	5,602	6,202
Non-interest expense	32,366	29,828	29,512	24,771	28,628	22,430	23,759	23,116
Income before income tax expense	11,879	11,315	8,054	8,507	3,987	6,680	5,866	4,759
Income tax expense	3,374	3,047	1,921	2,023	716	1,650	1,199	480
Net income	8,505	8,268	6,133	6,484	3,271	5,030	4,667	4,279
Less preferred stock dividends and discount accretion	—	—	—	—	—	—	531	529
Net income available to common shareholders	$8,505	$8,268	$6,133	$6,484	$3,271	$5,030	$4,136	$3,750

Per Share Data:
Basic earnings per share	0.28	0.28	0.21	0.24	0.12	0.19	0.16	0.14
Diluted earnings per share	0.28	0.28	0.21	0.24	0.12	0.19	0.16	0.14
Cash dividends declared	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05

Balance Sheet Data:
Originated loans	$2,116,441	$2,021,792	$1,865,024	$1,765,248	$2,088,856	$1,898,243	$1,829,659	$1,793,358
Acquired loans	958,657	741,877	805,275	538,827	187,661	201,799	219,282	237,791
Allowance for loan losses	(30,399)	(30,722)	(30,129)	(30,880)	(32,875)	(32,358)	(32,859)	(38,148)
Net loans	3,044,699	2,732,947	2,640,170	2,273,195	2,243,642	2,067,684	2,016,082	1,993,001
Investment securities	506,382	489,263	501,626	487,905	517,795	500,449	466,079	476,982
Total assets	4,072,508	3,735,816	3,683,230	3,205,951	3,229,576	2,968,709	2,929,636	2,929,191
Deposits:
Non-interest bearing	534,792	482,859	464,682	350,415	324,532	299,670	275,984	267,458
Interest bearing demand and savings	1,657,931	1,495,186	1,504,397	1,362,454	1,299,399	1,172,512	1,152,779	1,171,484
Time deposits	1,203,674	1,106,163	1,155,569	1,043,457	1,082,799	963,679	999,552	1,069,207
Total deposits	3,396,397	3,084,208	3,124,648	2,756,326	2,706,730	2,435,861	2,428,315	2,508,149
Total borrowings	261,748	298,642	209,449	149,491	227,101	256,554	227,697	117,774
Shareholders' equity	390,388	330,647	326,836	280,508	271,330	257,793	254,445	284,055

Fourth Quarter Results

Net income for the quarter ended December 31, 2014 was $8.5 million, or $0.28 per diluted share, an increase of 160.0% from net income of $3.3 million, or $0.12 per diluted share, for the quarter ended December 31, 2013. The increase in net income from 2013 is primarily due to the significant increase in interest-earning assets due to the acquisitions of South Street and Community First, respectively, during 2014, as well as the acquisition of Harbor, which closed on December 1, 2014.

FTE net interest income for the fourth quarter of 2014 was $39.4 million, an increase of 23.7% from $31.8 million for the fourth quarter of 2013. FTE net interest margin was 4.55% for the fourth quarter of 2014, an increase of 16 basis points from 4.39% for the fourth quarter of 2013. The increase from the fourth quarter of 2013 was primarily driven by a $0.7 million increase in loan accretion, as well as a $2.3 million reduction in interest expense associated with our interest rate hedging instrument, which matured in February 2014.

Average interest-earning assets were $3.44 billion for the fourth quarter of 2014, an increase of 19.3% from $2.88 billion for the fourth quarter of 2013. The increase was due to the acquisitions and continued loan growth across the Company’s markets.

The Company’s average yield on interest-earning assets was 5.18% for the fourth quarter of 2014, a decrease of 30 basis points from 5.48% for the fourth quarter of 2013. The decrease was due to lower interest rates being earned on portfolio loans, particularly home equity lines of credit from our campaign, which have a low introductory rate for the first 18 months of the agreement, as well as competitive pricing pressures in a low interest rate environment.

Average interest-bearing liabilities were $2.91 billion for the fourth quarter of 2014, an increase of 13.7% from $2.56 billion for the fourth quarter of 2013. The Company had $340.9 million of additional interest-bearing deposits during the fourth quarter of 2014, due to the acquisitions and continued growth.

The Company’s average cost of interest-bearing liabilities was 0.74% for the fourth quarter of 2014, a decrease of 49 basis points from 1.23% for the fourth quarter of 2013. The Company incurred hedging instrument expense of $0.4 million during the fourth quarter of 2014, a significant decrease from $2.7 million incurred in the comparable period of 2013. The Company also continues to allow higher rate time deposits to expire and be replaced with lower cost funding.

Non-interest income was $7.8 million for the fourth quarter of 2014, an increase of 50.3% from $5.2 million for the fourth quarter of 2013. Many of the non-interest income sources, such as income from recoveries on acquired loans, income derived from the sale of loans partially guaranteed by the SBA, income derived from our investment brokerage services, income derived from our CRA equity investments and income received from the FDIC related to our acquired loan portfolio, are volatile and can vary significantly from period to period.

Non-interest expense was $32.4 million for the three months ended December 31, 2014, an increase of 13.1% from $28.6 million for the fourth quarter of 2013. The increase from 2013 is primarily due to the additional headcount and facilities acquired from the acquisitions.

During the fourth quarter of 2014, the Company recorded a provision for loan losses of $1.0 million, a decrease of 58.9% from $2.4 million recorded during the fourth quarter of 2013. The Company recorded $1.1 million of provision for loans on non-covered loans during the fourth quarter of 2014 and a provision reversal of $(0.1) million on loans covered under loss-share.

The Company incurred $0.9 million in net charge-offs, which represented 0.13% of average loans, for the fourth quarter of 2014, compared to net charge-offs of $0.4 million, or 0.07% of average loans, for the fourth quarter of 2013.

2013 Compared to 2012

Net income for the year ended December 31, 2013 was $17.2 million, an increase of 65.0% compared to net income of $10.5 million for the year ended December 31, 2012. Income available to common shareholders was $16.2 million, or $0.61 per diluted share, for 2013, an increase of 101.1% compared to the $8.0 million, or $0.48 per diluted share, reported for the year ended December 31, 2012. Included in the financial results for the year ended December 31, 2013 was $5.8 million of transaction-related expenses included in non-interest expense. Included in the financial results for the year ended December 31, 2012 are $12.7 million and $5.2 million, respectively, of bargain purchase gains on acquisitions and transaction-related expenses.

Net Interest Income

FTE net interest income for the year ended December 31, 2013 was $115.8 million, an increase of 34.1% from $86.4 million for the year ended December 31, 2012. FTE net interest margin was 4.29% for the year ended December 31, 2013, an increase of 44 basis points from 3.85% for the year ended December 31, 2012.

Average interest-earning assets were $2.70 billion for the year ended December 31, 2013, an increase of 20.1% from $2.24 billion for the year ended December 31, 2012. The increase in average interest-earning assets from 2012 was primarily due to the full year impact of interest-earning assets acquired from Carolina Federal, KeySource and First Trust during 2012, interest-earning assets acquired from Randolph during the fourth quarter of 2013, along with continued loan growth in our markets and an increase in our investment securities portfolio.

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

Average interest-bearing liabilities were $2.43 billion for the year ended December 31, 2013, an increase of 14.2% from $2.13 billion for the year ended December 31, 2012. The increase in average interest-bearing liabilities from 2012 was primarily due to the full year impact of the acquisitions of Carolina Federal, KeySource and First Trust during 2012, increased borrowings during fiscal year 2013 and the acquisition of Randolph, offset by the Company’s use of excess liquidity to primarily repay wholesale and non-core deposits as they matured.

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

Non-Interest Expense

Non-interest expense was $97.9 million for fiscal year 2013, an increase of 19.0% compared to $82.3 million for fiscal year 2012. Included in non-interest expense for 2013 and 2012 were transaction-related expenses totaling $5.8 million and $5.2 million, respectively. These costs included professional fees, contract cancellations, personnel costs, and data processing and system conversion expenses related to our recent acquisitions. Excluding transaction-related expenses, non-interest expense for the year ended December 31, 2013 was $92.2 million, an increase of 19.6% from $77.1 million for the year ended December 31, 2012. The increase from 2012 was primarily due to the full year impact of the additional employees and facilities purchased in connection with the acquisitions of Carolina Federal, KeySource and First Trust during 2012, as well as the acquisition of Randolph during the fourth quarter of 2013. The Company also experienced an increase in compensation expense related to an increased number of restricted stock grants, severance payments incurred as a result of our acquisition of Randolph, and additional incentive and bonus programs that were established during fiscal year 2013. The Company also experienced an increase in depreciation expense from 2012, primarily due to the property, plant and equipment additions made as part of our recent acquisitions. The additional expenses were partially offset by a reduction in valuation charges recorded on OREO and reduced loan, foreclosure and collection expenses.

Income Taxes

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion regarding our management of market risk is included in “Asset/Liability Management" in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of BNC Bancorp

We have audited the accompanying consolidated balance sheets of BNC Bancorp and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BNC Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Cherry Bekaert LLP

Raleigh, North Carolina
February 27, 2015

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(Dollars in thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$44,659	$35,474
Interest-earning deposits in other banks	40,535	72,916
Investment securities available-for-sale, at fair value	269,290	270,417
Investment securities held-to-maturity, at amortized cost (fair value of $241,997 and $236,507 at December 31, 2014 and 2013, respectively)	237,092	247,378
Federal Home Loan Bank stock, at cost	10,562	10,720
Loans held for sale	37,280	30,899
Loans:
Originated loans	2,116,441	1,704,876
Acquired loans	958,657	571,641
Less allowance for loan losses	(30,399)	(32,875)
Net loans	3,044,699	2,243,642
Accrued interest receivable	14,514	12,955
Premises and equipment, net	87,761	76,126
Other real estate owned	42,531	47,606
FDIC indemnification asset	5,097	16,886
Investment in bank-owned life insurance	93,396	78,439
Goodwill and other intangible assets, net	83,701	34,966
Other assets	61,391	51,152
Total assets	$4,072,508	$3,229,576

Liabilities and shareholders' equity
Deposits:
Non-interest bearing demand	$534,792	$324,532
Interest-bearing demand	1,657,931	1,299,399
Time deposits	1,203,674	1,082,799
Total deposits	3,396,397	2,706,730
Short-term borrowings	127,934	125,592
Long-term debt	133,814	101,509
Accrued expenses and other liabilities	23,975	24,415
Total liabilities	3,682,120	2,958,246

Shareholders' equity:
Common stock, no par value; authorized 60,000,000 shares; 27,777,737 and 21,310,832 shares issued and outstanding at December 31, 2014 and 2013, respectively	281,488	181,684
Common stock, non-voting, no par value; authorized 20,000,000 shares; 4,820,844 and 5,992,213 shares issued and outstanding at December 31, 2014 and 2013, respectively	33,507	44,781
Retained earnings	65,211	41,559
Stock in directors rabbi trust	(3,429)	(3,143)
Directors deferred fees obligation	3,429	3,143
Accumulated other comprehensive income	10,182	3,306
Total shareholders' equity	390,388	271,330
Total liabilities and shareholders' equity	$4,072,508	$3,229,576

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2014, 2013, and 2012
(Dollars in thousands, except per share data)

	2014	2013	2012
Interest income:
Loans, including fees	$140,024	$121,704	$98,668
Investment securities:
Taxable	4,385	4,366	4,808
Tax-exempt	13,191	12,202	9,749
Interest-earning balances and other	542	398	290
Total interest income	158,142	138,670	113,515
Interest expense:
Demand deposits	5,859	15,282	14,508
Time deposits	9,280	10,898	15,093
Short-term borrowings	416	433	338
Long-term debt	4,371	3,450	2,952
Total interest expense	19,926	30,063	32,891
Net interest income	138,216	108,607	80,624
Provision for loan losses	7,006	12,188	22,737
Net interest income after provision for loan losses	131,210	96,419	57,887
Non-interest income:
Mortgage fees	7,689	8,979	6,169
Service charges	6,105	4,314	3,149
Earnings on bank-owned life insurance	2,382	2,318	1,771
Gain (loss) on sale of investment securities, net	(511)	(42)	3,026
Bargain purchase gain on acquisition	—	—	12,706
Other	9,357	7,237	6,317
Total non-interest income	25,022	22,806	33,138
Non-interest expense:
Salaries and employee benefits	62,232	52,994	42,200
Occupancy	9,153	6,547	4,965
Furniture and equipment	6,450	5,546	4,241
Data processing and supplies	4,007	3,275	2,773
Advertising and business development	2,666	2,020	1,761
Insurance, professional and other services	9,061	8,392	6,685
FDIC insurance assessments	2,932	2,766	2,166
Loan, foreclosure and other real estate owned expenses	8,945	8,949	10,944
Other	11,031	7,444	6,537
Total non-interest expense	116,477	97,933	82,272
Income before income tax expense (benefit)	39,755	21,292	8,753
Income tax expense (benefit)	10,365	4,045	(1,700)
Net income	29,390	17,247	10,453
Less preferred stock dividends and discount accretion	—	1,060	2,404
Net income available to common shareholders	$29,390	$16,187	$8,049

Basic earnings per common share	$1.01	$0.61	$0.48
Diluted earnings per common share	$1.01	$0.61	$0.48
Dividends declared and paid per common share	$0.20	$0.20	$0.20

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014, 2013, and 2012
(Dollars in thousands)

	2014	2013	2012
Net income	$29,390	$17,247	$10,453
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on investments securities available-for-sale	13,831	(15,586)	3,408
Tax effect	(5,118)	5,961	(1,314)
Reclassification of (gains) losses recognized in net income	511	42	(3,026)
Tax effect	(189)	(16)	1,167
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(829)	(623)	(538)
Tax effect	307	334	207
Net of tax amount	8,513	(9,888)	(96)
Cash flow hedging activities:
Unrealized holding gains (losses)	(3,053)	2,704	(593)
Tax effect	1,130	(1,042)	229
Reclassification of losses recognized in net income	457	9,863	7,940
Tax effect	(171)	(3,760)	(3,061)
Net of tax amount	(1,637)	7,765	4,515
Total other comprehensive income (loss)	6,876	(2,123)	4,419
Total comprehensive income	$36,266	$15,124	$14,872

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2014, 2013, and 2012
(Dollars in thousands, except per share data)

	Common stock		Common stock - nonvoting		Common stock warrants	Preferred stock Series A	Preferred stock Series B	Preferred stock Series B-1	Preferred stock Series C	Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	9,100,890	$87,421	—	$—	$2,412	$30,237	$17,161	$—	$—	$25,614	$(2,505)	$2,505	$1,010	$163,855
Net income	—	—	—	—	—	—	—	—	—	10,453	—	—	—	10,453
Directors deferred fees	—	—	—	—	—	—	—	—	—	—	(585)	585	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	4,419	4,419
Preferred stock issued, net	—	—	—	—	—	—	—	27,620	40,688	—	—	—	—	68,308
Common stock issued pursuant to:
Exercise of stock options	48,092	286	—	—	—	—	—	—	—	—	—	—	—	286
Excess income tax benefit	—	17	—	—	—	—	—	—	—	—	—	—	—	17
Shares traded to exercise options	(19,189)	(148)	—	—	—	—	—	—	—	—	—	—	—	(148)
Stock-based compensation	48,098	529	—	—	—	—	—	—	—	—	—	—	—	529
Dividend reinvestment plan	29,443	225	—	—	—	—	—	—	—	—	—	—	—	225
Acquisition of KeySource	1,810,267	13,942	—	—	—	—	—	—	—	—	—	—	—	13,942
Acquisition of First Trust	3,276,101	26,177	—	—	—	—	—	—	—	—	—	—	—	26,177
Conversion of preferred stock	6,168,965	40,688	4,187,647	27,620	—	—	—	(27,620)	(40,688)	—	—	—	—	—
Redemption of common stock warrant	—	1,472	—	—	(2,412)	—	—	—	—	—	—	—	—	(940)
Cash dividends:
Common stock, $0.20 per share	—	—	—	—	—	—	—	—	—	(2,955)	—	—	—	(2,955)
Preferred stock, net of accretion	—	—	—	—	—	480	—	—	—	(2,404)	—	—	—	(1,924)
Balance, December 31, 2012	20,462,667	170,609	4,187,647	27,620	—	30,717	17,161	—	—	30,708	(3,090)	3,090	5,429	282,244
Net income	—	—	—	—	—	—	—	—	—	17,247	—	—	—	17,247
Directors deferred fees	—	—	—	—	—	—	—	—	—	—	(53)	53	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(2,123)	(2,123)
Redemption of preferred stock	—	—	—	—	—	(31,260)	—	—	—	—	—	—	—	(31,260)
Common stock issued pursuant to:
Stock-based compensation	98,334	1,173	—	—	—	—	—	—	—	—	—	—	—	1,173
Dividend reinvestment plan	23,197	260	—	—	—	—	—	—	—	—	—	—	—	260
Conversion of preferred stock	—	—	1,804,566	17,161	—	—	(17,161)	—	—	—	—	—	—	—
Acquisition of Randolph	726,634	9,642	—	—	—	—	—	—	—	—	—	—	—	9,642
Cash dividends:
Common stock, $0.20 per share	—	—	—	—	—	—	—	—	—	(5,336)	—	—	—	(5,336)
Preferred stock, net of accretion	—	—	—	—	—	543	—	—	—	(1,060)	—	—	—	(517)
Balance, December 31, 2013	21,310,832	181,684	5,992,213	44,781	—	—	—	—	—	41,559	(3,143)	3,143	3,306	271,330
Net income	—	—	—	—	—	—	—	—	—	29,390	—	—	—	29,390
Directors deferred fees	—	—	—	—	—	—	—	—	—	—	(286)	286	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	6,876	6,876
Common stock issued pursuant to:
Acquisition of South Street	1,139,931	19,778	—	—	—	—	—	—	—	—	—	—	—	19,778
Acquisition of Community First	1,190,763	20,128	—	—	—	—	—	—	—	—	—	—	—	20,128
Acquisition of Harbor	3,082,714	51,003	—	—	—	—	—	—	—	—	—	—	—	51,003
Stock-based compensation	160,781	2,174	—	—	—	—	—	—	—	—	—	—	—	2,174
Shares withheld for payment of taxes	(35,676)	(597)	—	—	—	—	—	—	—	—	—	—	—	(597)
Stock options exercised	74,559	836	—	—	—	—	—	—	—	—	—	—	—	836
Shares traded to exercise options	(37,158)	(663)	—	—	—	—	—	—	—	—	—	—	—	(663)
Excess income tax benefit	—	615	—	—						—	—	—	—	615

Dividend reinvestment plan	19,622	336	—	—	—	—	—	—	—	—	—	—	—	336
Conversion of non-voting to voting common stock	871,369	6,194	(871,369)	(6,194)	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(300,000)	(5,080)	—	—	—	—	—	—	—	—	—	(5,080)
Cash dividends:
Common stock, $0.20 per share	—	—	—	—	—	—	—	—	—	(5,738)	—	—	—	(5,738)
Balance, December 31, 2014	27,777,737	$281,488	4,820,844	$33,507	$—	$—	$—	$—	$—	$65,211	$(3,429)	$3,429	$10,182	$390,388

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013, and 2012
(Dollars in thousands)

	2014	2013	2012
Operating activities
Net income	$29,390	$17,247	$10,453
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,006	12,188	22,737
Depreciation and amortization	6,158	4,615	2,987
Amortization of premiums, net	4,280	4,483	1,436
Amortization of intangible assets	2,340	1,176	567
Deferred income tax provision (benefit)	(51)	3,805	(1,910)
Accretion of fair value purchase accounting adjustments	(12,273)	(16,396)	(8,515)
Acquisition-related gain	—	(719)	(12,706)
Cash flow hedge expense	163	9,863	7,940
Stock-based compensation	2,174	1,173	529
Deferred compensation	424	333	605
Earnings on bank-owned life insurance	(2,382)	(2,318)	(1,771)
Loss on sale of investment securities, net	511	42	(3,026)
(Gain) loss on disposal of premises and equipment	(31)	109	183
Losses on other real estate owned	4,329	3,173	6,503
Gain on sale of loans (mortgage fees)	(7,689)	(8,979)	(6,169)
Origination of loans held for sale	(286,855)	(334,325)	(274,925)
Proceeds from sales of loans held for sale	292,497	352,130	233,276
(Increase) decrease in accrued interest receivable	112	(792)	1,048
Payments received from FDIC under loss-share agreements	9,930	34,576	60,216
(Increase) decrease in other assets	2,279	86,326	(477)
Increase (decrease) in accrued expenses and other liabilities	(11,833)	(4,797)	553
Net cash provided by operating activities	40,479	162,913	39,534
Investing activities
Purchases of investment securities available-for-sale	(33,008)	(97,101)	(92,713)
Purchases of investment securities held-to-maturity	(5,269)	(49,387)	(18,693)
Proceeds from sales of investment securities available-for-sale	40,647	18,414	117,381
Proceeds from sales of investment securities held-to-maturity	8,651	—	—
Proceeds from maturities and payments of investment securities available-for-sale	39,138	49,787	46,386
Proceeds from maturities and payments of investment securities held-to-maturity	4,175	1,313	—
Redemption (purchase) of Federal Home Loan Bank stock	2,605	(2,486)	2,850
Net increase in loans	(211,120)	(99,199)	(44,335)
Purchases of premises and equipment	(4,402)	(8,591)	(12,221)
Proceeds from disposal of premises and equipment	55	47	283
Investment in bank-owned life insurance	(248)	(502)	(12,081)
Investment in other real estate owned	(1,422)	(2,190)	(2,339)
Proceeds from sales of other real estate owned	32,870	32,805	51,353
Net cash received from acquisitions	80,251	14,207	113,466
Net cash provided by (used in) investing activities	(47,077)	(142,883)	149,337

Financing activities
Net increase (decrease) in deposits	6,691	(208,854)	(15,386)
Net increase (decrease) in short-term borrowings	(70,713)	76,210	(46,508)
Net increase (decrease) in long-term-debt	58,332	23,786	(11,587)
Preferred stock issued (redeemed), net	—	(31,260)	68,308
Common stock issued from exercise of stock options	173	—	138
Common stock issued pursuant to dividend reinvestment plan	336	260	225
Common stock repurchased	(5,081)	—	—
Redemption of common stock warrant	—	—	(940)
Common stock repurchased in lieu of income taxes	(598)	—	—
Cash dividends paid, net of accretion	(5,738)	(5,853)	(4,879)
Net cash used in financing activities	(16,598)	(145,711)	(10,629)
Net increase (decrease) in cash and cash equivalents	(23,196)	(125,681)	178,242
Cash and cash equivalents, beginning of year	108,390	234,071	55,829
Cash and cash equivalents, end of year	$85,194	$108,390	$234,071
Supplemental Statement of Cash Flows Disclosure
Interest paid	$19,349	$30,786	$32,113
Income taxes paid	5,547	1,692	1,549
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$24,015	$27,105	$38,569
Transfer of loans held for sale to loans	15,112	19.682	—
FDIC indemnification asset increase (decrease) for losses, net	(233)	4,051	31,793
Transfer of securities from available-to-sale to held-to-maturity	—	86,526	—

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2014, 2013 and 2012

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

Basis of Presentation
The accompanying consolidated financial statements include the accounts and transactions of the Parent Company and BNC, collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications
Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation. The reclassifications had no effect on net income, net income available to common shareholders or shareholders' equity as previously reported.

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

Federal regulations require financial institutions to set aside a specified amount as a reserve against transaction accounts and time deposits. At December 31, 2014 and 2013, the Company’s reserve requirement was $12.1 million and $8.4 million, respectively.

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

The Company evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position,the Company considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Allowance for Loan and Lease Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectability of principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, historical loan losses, review of specific loans for impairment, and current economic conditions and trends that may affect the borrowers' ability to pay. Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts and the value of the underlying collateral, that the borrowers' financial condition is such that collection is doubtful.

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

As part of the Company’s ongoing assessment of the adequacy of the allowance for loan and lease losses, during the fourth quarter of 2014 the Company enhanced the methodology used in calculating the collective impairment reserve for homogeneous pools of non-impaired loans as of the balance sheet date, as well as impaired loans below the parameters described above. This enhancement included the incorporation of a detailed loss migration analysis using historical loss experience of 60 months, and changing the assumptions used in calculating loss reserve rates from two-year historical charge-offs to using probability of default, which is estimated based on the enhanced migration analysis, and loss-given default, which is based on historical net charge-off experience for each class of financing receivable during the loss experience period. Probability of default is based on risk grades for commercial loans and based on days past due for residential real estate and consumer loans. The Company also made changes to the qualitative factors used to provide a more objective and consistent result from quarter to quarter. The factors evaluated were not changed significantly but the manner in which the reserve is assigned is determined by objective evaluation of those factors and the number of those improving and declining. The enhancements did not have a material impact on the calculation of the allowance for loan and leases losses at December 31, 2014.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected June 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our consolidated balance sheets.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions are amortized on an accelerated method over their estimated useful lives, which range from seven to 10 years .

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

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Recently Adopted and Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. The ASU may be adopted using either a modified retrospective method or a full retrospective method and early adoption is not permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

NOTE 2 – ACQUISITIONS

Pending Acquisition of Valley Financial Corporation

On November 17, 2014, the Company entered into an Agreement and Plan of Merger with Valley Financial Corporation ("Valley"), the holding company for Valley Bank, a commercial bank with nine branches located in Roanoke and Salem, Virginia.

Under the merger agreement, Valley's shareholders will receive a fixed price of $20.50 for each share of Valley common stock, payable in shares of the Company's voting common stock, based upon the 20-day volume weighted average price of the Company's common stock prior to the closing of the merger, subject to maximum and minimum exchange ratios. The Company anticipates that the acquisition will close in the third quarter of 2015, subject to customary closing conditions, including regulatory approval and approval of both the Company and Valley’s shareholders.

Acquisition of Harbor Bank Group, Inc.

On December 1, 2014, the Company completed the acquisition of Harbor Bank Group, Inc., the holding company for Harbor National Bank ("Harbor"). Under the merger agreement, Harbor's shareholders received 0.950 shares of the Company's voting common stock for each share of Harbor common stock owned.

A summary of assets received and liabilities assumed for Harbor, as well as the associated fair value adjustments, are as follows (dollars in thousands):

Assets	As Recorded by Harbor	Fair Value Adjustments		As Recorded by BNC
Cash and due from banks	$5,833	$—		$5,833
Investment securities available-for-sale	9,200	—		9,200
Federal Home Loan Bank stock, at cost	1,259	—		1,259
Loans	293,848	(4,207)	(1)	289,641
Premises and equipment	1,801	—		1,801
Accrued interest receivable	643	—		643
Other real estate owned	11	—		11
Core deposit intangible	—	3,700	(2)	3,700
Other assets	6,718	381	(3)	7,099
Total assets acquired	$319,313	$(126)		319,187
Liabilities
Deposits	$(254,521)	$(253)	(4)	(254,774)
Borrowings	(29,720)	(184)	(5)	(29,904)
Other liabilities	(2,268)	(85)	(6)	(2,353)
Total liabilities assumed	$(286,509)	$(522)		(287,031)
Net assets acquired				32,156
Total consideration paid (3,082,714 shares of voting common stock)				51,003
Goodwill				$18,847

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for the fair value of the core deposit intangible.

(3)	Adjustment for the deferred tax asset recognized from acquisition.

(4)	Adjustment for the fair value of time deposits.

(5)	Adjustment for the fair value of borrowings assumed.

(6)	Adjustment for the fair value of leases acquired.

With this acquisition, the Company expanded its presence in Charleston, South Carolina through the addition of four branches, a low-cost base of core deposits and an experienced in-market team that enhances our ability to grow in that market. Additionally, goodwill was also created by the expected cost savings that will be recognized in future periods through the elimination of redundant operations. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the banking operations reporting unit.

Acquisition of Community First Financial Group, Inc.

On June 1, 2014, the Company completed the acquisition of Community First Financial Group, Inc. ("Community First"), the parent company of Harrington Bank, FSB, pursuant to the terms of the Agreement and Plan of Merger dated December 17, 2013.

Community First shareholders could elect to receive 0.4069 shares of the Company's voting common stock for each share of Community First common stock or cash in the amount of $5.90 per share, subject to allocation and pro-rata procedures to ensure that approximately 75% of Community First common shares were converted into the right to receive the Company's voting common stock, while the remaining 25% were converted into the right to receive cash. As part of the closing, Community First's preferred shareholders received cash payments equal to the liquidation value of their preferred shares.

A summary of assets received and liabilities assumed for Community First, as well as the associated fair value adjustments, are as follows (dollars in thousands):

Assets	As Recorded by Community First	Fair Value Adjustments		As Recorded by BNC
Cash and due from banks	$47,330	$—		$47,330
Investment securities available-for-sale	12,000	—		12,000
Federal Home Loan Bank stock, at cost	293	—		293
Loans	152,885	(15,139)	(1)	137,746
Premises and equipment	545	(131)	(2)	414
Accrued interest receivable	436	—		436
Other real estate owned	1,419	(271)	(3)	1,148
Core deposit intangible	—	3,624	(4)	3,624
Other assets	6,849	4,552	(5)	11,401
Total assets acquired	$221,757	$(7,365)		214,392
Liabilities
Deposits	$(191,486)	$(180)	(6)	(191,666)
Borrowings	(4,560)	—		(4,560)
Other liabilities	(1,063)	(205)	(7)	(1,268)
Total liabilities assumed	$(197,109)	$(385)		(197,494)
Net assets acquired				16,898
Total consideration paid				26,734
Goodwill				$9,836

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for the fair value of premises and equipment.

(3)	Adjustment for the fair value of other real estate owned.

(4)	Adjustment for the fair value of the core deposit intangible.

(5)	Adjustment for the deferred tax asset recognized from acquisition.

(6)	Adjustment for the fair value of time deposits.

(7)	Adjustment for the fair value of leases acquired.

A summary of the consideration paid is as follows (dollars in thousands):

Common stock issued (1,190,763 shares)	$20,128
Redemption of preferred stock	850
Cash payments to common shareholders	5,756
Total consideration paid	$26,734

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

South Street shareholders could elect to receive 0.60 shares of the Company's voting common stock for each share of South Street common stock owned, or cash in the amount of $8.85 per share. Eighty percent of South Street's common shares were converted into the right to receive the Company's voting common stock, while the remaining 20% were converted into the right to receive cash. As part of the closing, each share of South Street's Series A Preferred Stock automatically converted into one share of South Street common stock.

A summary of assets received and liabilities assumed for South Street, as well as the associated fair value adjustments, are as follows (dollars in thousands):

Assets	As Recorded by South Street	Fair Value Adjustments		As Recorded by BNC
Cash and due from banks	$39,680	$—		$39,680
Investment securities available-for-sale	13,000	—		13,000
Federal Home Loan Bank stock, at cost	895	—		895
Loans	188,386	(10,433)	(1)	177,953
Premises and equipment	9,273	(611)	(2)	8,662
Accrued interest receivable	592	—		592
Other real estate owned	12,358	(3,788)	(3)	8,570
Core deposit intangible	—	2,387	(4)	2,387
Other assets	13,554	4,878	(5)	18,432
Total assets acquired	$277,738	$(7,567)		270,171
Liabilities
Deposits	$(236,526)	$(1,188)	(6)	(237,714)
Borrowings	(12,300)	—		(12,300)
Other liabilities	(7,075)	—		(7,075)
Total liabilities assumed	$(255,901)	$(1,188)		(257,089)
Net assets acquired				13,082
Total consideration paid				25,763
Goodwill				$12,681

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for the fair value of premises and equipment.

(3)	Adjustment for the fair value of other real estate owned.

(4)	Adjustment for the fair value of the core deposit intangible.

(5)	Adjustment for the deferred tax asset recognized from acquisition.

(6)	Adjustment for the fair value of time deposits.

A summary of the consideration paid is as follows (dollars in thousands):

Common stock issued (1,139,931 shares)	$19,778
Cash payments to common shareholders	5,985
Total consideration paid	$25,763

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

The Company incurred transaction-related costs of $8.2 million during the year ended December 31, 2014 related to these acquisitions, which were expensed as incurred as a component of non-interest expense. Transaction-related costs primarily include severance costs, professional services, data processing fees, marketing and advertising and other non-interest expenses.

The following table presents financial information regarding the former Harbor, Community First and South Street operations included in our Consolidated Statements of Income from the date of acquisition through December 31, 2014 under the column “Actual from acquisition date through December 31, 2014”. These amounts do not include direct costs as explained above. In addition, the following table presents unaudited pro forma information as if the acquisitions of Harbor, Community First and South Street had occurred on January 1, 2013 under the “Pro forma” columns. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects and is based on our historical results for the periods presented. Transaction-related costs related to the acquisition are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Harbor, Community First and South Street at the beginning of 2013. Cost savings are also not reflected in the unaudited pro forma amounts for years ended December 31, 2014 and 2013, respectively (dollars in thousands).

	Actual from Acquisition Date through December 31,	Pro Forma for the Year Ended December 31,
	2014	2014	2013
Net interest income	$13,488	$156,650	$141,778
Non-interest income	571	29,795	28,363
Net income	5,661	31,585	21,811
Net income available to common shareholders	5,661	31,585	10,751

Pro forma earnings per share:
Basic		$0.97	$0.65
Diluted		$0.96	$0.65

Acquisition of Randolph Bank & Trust Company

On October 1, 2013, the Company completed the acquisition of Randolph Bank & Trust Company (“Randolph”) pursuant to the terms of the Agreement and Plan of Merger dated May 31, 2013. Randolph was a commercial bank with approximately $284 million in assets that served small businesses and professionals and operated six branches in the Piedmont-Triad area of North Carolina. This acquisition aligned with the Company’s strategy of growth focused within existing markets.

Randolph shareholders could elect to receive 0.87 shares of the Company's voting common stock for each share of Randolph common stock, or cash in the amount of $10.00 per share, subject to allocation and pro-rata procedures to ensure 80% percent of Randolph common shares were converted into the right to receive the Company's voting common stock, while the remaining 20% were converted into the right to receive cash. As part of the closing, Randolph preferred shareholders, including the United States Department of the Treasury (“Treasury”), received cash payments equal to the liquidation value of their preferred shares.

A summary of assets received and liabilities assumed for Randolph, as well as the associated fair value adjustments, are as follows (dollars in thousands):

Assets	As Recorded by Randolph	Fair Value Adjustments		As Recorded by BNC
Cash and due from banks	$14,207	$—		$14,207
Investment securities available-for-sale	5,082	130	(1)	5,212
Federal Home Loan Bank stock, at cost	630	—		630
Loans	161,220	(6,973)	(2)	154,247
Premises and equipment	4,537	811	(3)	5,348
Accrued interest receivable	800	—		800
Other real estate owned	4,844	(626)	(4)	4,218
Core deposit intangible	—	2,676	(5)	2,676
Other assets	92,289	1,744	(6)	94,033
Total assets acquired	$283,609	$(2,238)		281,371
Liabilities
Deposits	$(260,484)	$(523)	(7)	(261,007)
Borrowings	(6,100)	(209)	(8)	(6,309)
Other liabilities	(1,291)	—		(1,291)
Total liabilities assumed	$(267,875)	$(732)		(268,607)
Net assets acquired				12,764
Total consideration paid				14,037
Goodwill				$1,273

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the investment securities portfolio.

(2)	Adjustment for the fair value of the loan portfolio.

(3)	Adjustment for the fair value of premises and equipment.

(4)	Adjustment for the fair value of other real estate owned.

(5)	Adjustment for the fair value of the core deposit intangible.

(6)	Adjustment for the deferred tax asset recognized from acquisition.

(7)	Adjustment for the fair value of time deposits.

(8)	Adjustment for the fair value of borrowings.

A summary of the consideration paid is as follows (dollars in thousands):

Common stock issued (726,634 shares)	$9,642
Redemption of preferred stock	2,300
Cash payments to common stockholders	2,095
Total consideration paid	$14,037

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

The Company's basic and diluted earnings per share calculations are presented in the following table (dollars in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net income available to common shareholders	$29,390	$16,187	$8,049
Add: Convertible preferred stock dividends	—	—	361
Net income available to participating common shareholders	$29,390	$16,187	$8,410

Weighted average common shares - basic	29,049,525	26,495,211	15,790,448
Add: Effect of convertible preferred stock	—	187,873	1,804,566
Weighted average participating common shares - basic	29,049,525	26,683,084	17,595,014
Effects of dilutive Stock Rights	102,352	31,090	4,204
Weighted average participating common shares - diluted	29,151,877	26,714,174	17,599,218

Basic earnings per common share	$1.01	$0.61	$0.48
Diluted earnings per common share	$1.01	$0.61	$0.48

For the years ended December 31, 2014, 2013 and 2012, respectively, there were 0, 106,283 and 428,536 shares of Stock Rights excluded in computing diluted common shares outstanding.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Available-for-sale:
U.S. Government agencies	$17,636	$252	$—	$17,888
State and municipals	178,263	10,899	227	188,935
Corporate debt securities	13,808	4	197	13,615
Other debt securities	12,764	—	198	12,566
Equity securities	6,145	85	321	5,909
Mortgage-backed securities:
Residential government sponsored	27,450	884	60	28,274
Other government sponsored	1,972	131	—	2,103
	$258,038	$12,255	$1,003	$269,290
Held-to-maturity:
State and municipals	$213,092	$6,266	$389	$218,969
Corporate debt securities	14,000	48	1,020	13,028
Other debt securities	10,000	—	—	10,000
	$237,092	$6,314	$1,409	$241,997

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Available-for-sale:
U.S. Government agencies	$15,720	$4	$663	$15,061
State and municipals	194,224	2,704	5,665	191,263
Corporate debt securities	9,011	16	138	8,889
Other debt securities	4,727	—	347	4,380
Equity securities	979	—	57	922
Mortgage-backed securities:
Residential government sponsored	41,231	1,442	659	42,014
Other government sponsored	7,615	276	3	7,888
	$273,507	$4,442	$7,532	$270,417
Held-to-maturity:
State and municipals	$221,378	$379	$10,169	$211,588
Corporate debt securities	16,000	—	1,081	14,919
Other debt securities	10,000	—	—	10,000
	$247,378	$379	$11,250	$236,507

The amortized cost and estimated fair value of investment securities at December 31, 2014, by contractual maturity, are shown below (dollars in thousands). The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
Available-for-sale:
Due within one year	$10,853	$10,851
Due after one through five years	6,692	6,733
Due after five through ten years	18,976	19,171
Due after ten years	215,372	226,626
Total debt securities	251,893	263,381
Equity securities	6,145	5,909
	$258,038	$269,290

Held-to-maturity:
Due after one year through five years	$17,155	$16,600
Due after five through ten years	22,784	22,858
Due after ten years	197,153	202,539
	$237,092	$241,997

At December 31, 2014 and 2013, investment securities with an estimated fair value of approximately $269.2 million and $184.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Proceeds from sales	$49,297	$18,414	$117,381

Gross realized gains on sales	$481	$201	$3,117
Gross realized losses on sales	(992)	(243)	(91)
Total realized gains (losses), net	$(511)	$(42)	$3,026

During the year ended December 31, 2014, the Company made two sales of securities that were classified as held-to-maturity. The Company sold $3.3 million of state and municipal debt obligations that were downgraded by Moody's as a result of allegations of fraud and multiple pending investigations of the issuer. As a result of the downgrade of the securities, the Company's intent to hold these securities changed and management elected to divest of its interest in the downgraded securities. The Company recorded a realized gain of $0.2 million on this sale. The Company also sold $5.2 million of corporate debt securities due to regulatory capital restrictions. The Company recorded a realized loss of $0.1 million on this sale. The Company's intent and ability to hold the remaining held-to-maturity securities was not impacted by these sales.

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less Than 12 Months			12 Months or More			Total
December 31, 2014	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
State and municipals	—	$—	$—	11	$24,083	$227	$24,083	$227
Corporate debt securities	3	10,134	172	1	2,975	25	13,109	197
Other debt securities	—	—	—	1	4,566	198	4,566	198
Equity securities	1	1,850	18	1	676	303	2,526	321
Mortgage-backed securities	1	4,703	11	4	4,476	49	9,179	60
	5	$16,687	$201	18	$36,776	$802	$53,463	$1,003

Held-to-maturity:
State and municipals	2	$2,148	$25	36	$42,297	$364	$44,445	$389
Corporate debt securities	—	—	—	1	2,980	1,020	2,980	1,020
	2	$2,148	$25	37	$45,277	$1,384	$47,425	$1,409

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government agencies	5	$14,583	$663	—	$—	$—	$14,583	$663
State and municipals	47	72,821	3,647	21	27,976	2,018	100,797	5,665
Corporate debt securities	2	7,862	138	—	—	—	7,862	138
Other debt securities	1	4,380	347	—	—	—	4,380	347
Equity securities	1	922	57	—	—	—	922	57
Mortgage-backed securities	15	14,146	444	4	4,582	218	18,728	662
	71	$114,714	$5,296	25	$32,558	$2,236	$147,272	$7,532

Held-to-maturity:
State and municipals	150	$162,565	$8,325	25	$28,238	$1,844	$190,803	$10,169
Corporate debt securities	1	4,939	61	1	2,980	1,020	7,919	1,081
	151	$167,504	$8,386	26	$31,218	$2,864	$198,722	$11,250

All state and municipal securities in an unrealized loss position were rated as investment grade at December 31, 2014. The Company noted that, of the 47 municipal securities in an unrealized loss position for greater than 12 months, none of the securities had an unrealized loss of greater than 3% of their carrying value. The corporate debt securities are issued by well-capitalized and sound financial institutions. The other debt security is backed by a pool of student loan debt and has an investment grade rating. The gross unrealized losses reported for the mortgage-backed securities relate to investment securities issued by the Federal National Mortgage Association, the Government National Mortgage Association, or Federal Home Loan Mortgage Corporation. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these investment securities before the anticipated recovery of the amortized cost basis. The unrealized losses for the debt securities are caused by changes in market interest rates and not credit concerns related to the respective issuers.

The equity securities held by the Company in an unrealized loss position at December 31, 2014 consist of publicly-traded common stock of an investment company, as well as preferred stock of a well-capitalized and sound financial institution. The Company concluded there are no concerns about the long-term viability of the issuers. The Company has the positive intent and ability to hold these securities until the anticipated recovery of value occurs.

Based on this analysis, the Company does not consider any investment securities to be other-than-temporarily impaired at December 31, 2014.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below (dollars in thousands):

	December 31,
	2014			2013
	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
Commercial real estate	$1,181,492	$403,672	$1,585,164	$1,014,633	$318,023	$1,332,656
Commercial construction	265,968	48,668	314,636	202,140	42,420	244,560
Commercial and industrial	154,132	38,200	192,332	139,567	29,372	168,939
Leases	21,100	—	21,100	16,137	—	16,137
Total commercial	1,622,692	490,540	2,113,232	1,372,477	389,815	1,762,292
Residential construction	43,298	29,854	73,152	29,636	2,798	32,434
Residential mortgage	439,600	432,818	872,418	294,660	173,263	467,923
Consumer and other	10,851	5,445	16,296	8,103	5,765	13,868
	$2,116,441	$958,657	$3,075,098	$1,704,876	$571,641	$2,276,517

(1)
Amount includes $137.5 million and $187.7 million of acquired loans covered under FDIC loss-share agreements at December 31, 2014 and 2013, respectively. The unpaid principal balance for acquired loans covered under FDIC loss-share agreements was $140.4 million and $195.4 million at December 31, 2014 and 2013, respectively.

Unearned income and net deferred fees and costs totaled $0.9 million and $2.3 million at December 31, 2014 and 2013, respectively.

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

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. The following table details changes in the carrying amount of covered acquired loans and accretable yield for loans receivable (dollars in thousands):

	Year Ended December 31,
	2014		2013
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of period	$(6,058)	$187,661	$(12,895)	$248,930
Reductions from payments and foreclosures, net	—	(54,489)	—	(70,042)
Reclass from non-accretable to accretable yield	(221)	221	(968)	968
Accretion	4,066	4,066	7,805	7,805
Balance at end of period	$(2,213)	$137,459	$(6,058)	$187,661

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

The following table presents loans acquired during the year ended December 31, 2014, at acquisition date, accounted for under ASC Topic 310-30 (dollars in thousands):

Contractually required payments receivable	$45,349
Contractual cash flows not expected to be collected (non-accretable)	(8,674)
Expected cash flows	36,675
Interest component of expected cash flows	(3,930)
Fair value of loans acquired	$32,745

The acquisition date unpaid balance of loans acquired during the year ended December 31, 2014 that did not have credit deterioration was $579.2 million, with an estimated fair value of $553.1 million. The discount of $26.1 million will be amortized on a level-yield basis over the economic life of the loans.

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank. At December 31, 2014 and 2013, real estate loans with carrying values of $1.10 billion and $759.2 million, respectively, were pledged to secure borrowing facilities from these institutions.

The Company has loan relationships with its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. Loans to principal officers, directors, and their affiliates during 2014 were as follows:

Balance at beginning of year	$6,463
Additional borrowings	20,766
Loan repayments	(21,933)
Balance at end of year	$5,296

A summary of the changes to the allowance for loan losses is presented below (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$32,875	$40,292	$31,008
Provision for credit losses	7,006	12,188	22,737
Change in FDIC indemnification asset	(1,575)	1,084	17,711
Charge-offs	(14,636)	(28,428)	(34,710)
Recoveries	6,729	7,739	3,546
Ending balance	$30,399	$32,875	$40,292

A summary of the changes to the allowance for loan losses, by class of financing receivable, for the years ended December 31, 2014 and 2013 is presented below (dollars in thousands):

2014	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Allowance for loan losses:
Balance December 31, 2013	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875
Charge-offs	(3,339)	(3,483)	(3,279)	—	—	(4,344)	(191)	(14,636)
Recoveries	1,289	1,830	1,205	—	70	2,196	139	6,729
Provision (1)	412	(155)	2,281	47	293	4,161	(33)	7,006
Change in FDIC indemnification asset (1)	(429)	(619)	(118)	—	(6)	(430)	27	(1,575)
Balance December 31, 2014	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399

2013	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Allowance for loan losses:
Balance December 31, 2012	$15,718	$9,807	$3,578	$18	$593	$10,441	$137	$40,292
Charge-offs	(5,492)	(9,519)	(3,442)	—	—	(9,598)	(377)	(28,428)
Recoveries	1,525	2,712	1,721	—	58	1,696	27	7,739
Provision (2)	5,084	1,879	1,017	38	(412)	4,224	358	12,188
Change in FDIC indemnification asset (2)	(2,083)	1,859	263	—	(26)	967	104	1,084
Balance December 31, 2013	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(0.6) million for the year ended December 31, 2014. This resulted in a decrease in the FDIC indemnification asset of $1.6 million , which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $2.2 million for the year ended December 31, 2014.

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

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
Balances at December 31, 2014:
Specific reserves:
Impaired loans	$1,614	$118	$42	$—	$230	$972	$13	$2,989
Purchase credit impaired loans	1,727	424	152	—	—	1,556	11	3,870
Total specific reserves	3,341	542	194	—	230	2,528	24	6,859
General reserves	9,344	3,769	3,032	103	340	6,785	167	23,540
Total	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399

Loans:
Individually evaluated for impairment	$27,578	$4,080	$1,264	$—	$657	$13,019	$126	$46,724
Purchase credit impaired loans	82,477	11,326	4,591	—	952	50,164	872	150,382
Loans collectively evaluated for impairment	1,475,109	299,230	186,477	21,100	71,543	809,235	15,298	2,877,992
Total	$1,585,164	$314,636	$192,332	$21,100	$73,152	$872,418	$16,296	$3,075,098

Balances at December 31, 2013:
Specific reserves:
Impaired loans	$3,209	$1,595	$43	$—	$35	$1,361	$10	$6,253
Purchase credit impaired loans	2,979	691	552	—	—	1,833	23	6,078
Total specific reserves	6,188	2,286	595	—	35	3,194	33	12,331
General reserves	8,564	4,452	2,542	56	178	4,536	216	20,544
Total	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875

Loans:
Individually evaluated for impairment	$33,950	$12,877	$1,525	$—	$356	$14,037	$165	$62,910
Purchase credit impaired loans	100,290	18,460	6,649	—	16	50,825	1,917	178,157
Loans collectively evaluated for impairment	1,198,416	213,223	160,765	16,137	32,062	403,061	11,786	2,035,450
Total	$1,332,656	$244,560	$168,939	$16,137	$32,434	$467,923	$13,868	$2,276,517

The following tables present information related to impaired loans, excluding purchased impaired loans (dollars in thousands):

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
Originated:
Commercial real estate	$10,110	$10,089	$1,571	$17,095	$17,071
Commercial construction	1,734	1,728	105	2,227	2,218
Commercial and industrial	798	790	26	268	271
Residential construction	350	349	44	—	—
Residential mortgage	6,278	6,260	694	5,057	5,045
Consumer and other	127	126	13	—	—
Total originated	19,397	19,342	2,453	24,647	24,605
Acquired (non-covered):
Commercial real estate	429	428	43	—	—
Commercial construction	133	132	13	42	41
Commercial and industrial	204	203	16	1	—
Residential construction	308	308	185	114	114
Residential mortgage	1,574	1,614	279	2,869	3,338
Total acquired (non-covered)	2,648	2,685	536	3,026	3,493
Acquired (covered):
Commercial real estate	—	—	—	796	824
Commercial construction	—	—	—	427	426
Commercial and industrial	—	—	—	—	28
Residential mortgage	—	—	—	4,397	4,406
Total acquired (covered)	—	—	—	5,620	5,684
Total loans	$22,045	$22,027	$2,989	$33,293	$33,782

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
Originated:
Commercial real estate	$16,261	$16,228	$3,164	$17,129	$17,116
Commercial construction	7,239	7,218	1,582	5,536	5,902
Commercial and industrial	934	932	42	3	—
Residential construction	357	355	35	—	—
Residential mortgage	8,529	8,513	1,333	3,719	3,699
Consumer and other	104	104	10	37	37
Total originated	33,424	33,350	6,166	26,424	26,754
Acquired (non-covered):
Commercial real estate	490	489	45	557	565
Commercial construction	142	141	14	—	—
Commercial and industrial	185	185	1	406	648
Residential mortgage	636	636	27	1,236	1,528
Consumer and other	—	—	—	24	21
Total acquired (non-covered)	1,453	1,451	87	2,223	2,762
Acquired (covered):
Commercial real estate	—	—	—	173	183
Commercial construction	—	—	—	400	414
Commercial and industrial	—	—	—	3	35
Residential mortgage	—	—	—	5,788	5,877
Total acquired (covered)	—	—	—	6,364	6,509
Total loans	$34,877	$34,801	$6,253	$35,011	$36,025

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans (dollars in thousands):

	Year Ended December 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with allowance:
Commercial real estate	$16,618	$584	$20,205	$839
Commercial construction	2,498	104	6,700	246
Commercial and industrial	1,190	23	499	28
Residential construction	407	26	367	12
Residential mortgage	7,119	102	11,074	381
Consumer and other	134	6	23	—
Total impaired loans with allowance	$27,966	$845	$38,868	$1,506
Impaired loans with no allowance:
Commercial real estate	$15,658	$445	$12,724	$600
Commercial construction	6,266	275	8,192	346
Commercial and industrial	156	—	592	30
Residential construction	113	6	—	—
Residential mortgage	12,376	481	10,614	357
Consumer and other	29	—	40	—
Total impaired loans with no allowance	$34,598	$1,207	$32,162	$1,333

For the years ended December 31, 2014 and 2013, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. The amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following tables present an aging analysis of the recorded investment in the Company's loans (dollars in thousands):

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
Originated:
Commercial real estate	$1,974	$—	$—	$3,476	$5,450	$1,176,042	$1,181,492
Commercial construction	12	—	—	1,084	1,096	264,872	265,968
Commercial and industrial	102	24	—	417	543	153,589	154,132
Leases	—	—	—	—	—	21,100	21,100
Residential construction	200	—	—	—	200	43,098	43,298
Residential mortgage	1,508	1,268	—	3,498	6,274	433,326	439,600
Consumer and other	6	—	—	—	6	10,845	10,851
Total originated	3,802	1,292	—	8,475	13,569	2,102,872	2,116,441
Acquired (non-covered):
Commercial real estate	291	155	—	433	879	330,135	331,014
Commercial construction	191	33	—	42	266	37,980	38,246
Commercial and industrial	73	—	—	52	125	34,266	34,391
Residential construction	—	—	—	422	422	29,432	29,854
Residential mortgage	1,946	848	—	4,239	7,033	376,087	383,120
Consumer and other	66	2	—	—	68	4,505	4,573
Total acquired (non-covered)	2,567	1,038	—	5,188	8,793	812,405	821,198
Acquired (covered):
Commercial real estate	589	—	—	4,075	4,664	67,994	72,658
Commercial construction	39	34	—	737	810	9,612	10,422
Commercial and industrial	48	27	—	145	220	3,589	3,809
Residential mortgage	254	—	—	6,073	6,327	43,371	49,698
Consumer and other	26	—	—	30	56	816	872
Total acquired (covered)	956	61	—	11,060	12,077	125,382	137,459
Total loans	$7,325	$2,391	$—	$24,723	$34,439	$3,040,659	$3,075,098

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
Originated:
Commercial real estate	$353	$—	$—	$6,044	$6,397	$1,008,236	$1,014,633
Commercial construction	14	20	—	2,801	2,835	199,305	202,140
Commercial and industrial	533	10	—	245	788	138,779	139,567
Leases	—	—	—	—	—	16,137	16,137
Residential construction	—	—	—	—	—	29,636	29,636
Residential mortgage	1,417	248	—	5,102	6,767	287,893	294,660
Consumer and other	—	—	—	37	37	8,066	8,103
Total originated	2,317	278	—	14,229	16,824	1,688,052	1,704,876
Acquired (non-covered):
Commercial real estate	116	—	—	605	721	220,850	221,571
Commercial construction	50	—	—	—	50	24,039	24,089
Commercial and industrial	—	5	—	591	596	22,857	23,453
Residential construction	—	—	—	—	—	2,782	2,782
Residential mortgage	950	514	—	1,665	3,129	105,110	108,239
Consumer and other	108	1	—	24	133	3,713	3,846
Total acquired (non-covered)	1,224	520	—	2,885	4,629	379,351	383,980
Acquired (covered):
Commercial real estate	1,145	848	—	8,086	10,079	86,373	96,452
Commercial construction	201	38	—	5,111	5,350	12,981	18,331
Commercial and industrial	—	47	—	640	687	5,232	5,919
Residential construction	—	—	—	—	—	16	16
Residential mortgage	313	28	—	9,818	10,159	54,865	65,024
Consumer and other	8	2	—	90	100	1,819	1,919
Total acquired (covered)	1,667	963	—	23,745	26,375	161,286	187,661
Total loans	$5,208	$1,761	$—	$40,859	$47,828	$2,228,689	$2,276,517

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

The Company uses the following definitions for risk ratings:

Pass - Loans classified as pass are considered to be a satisfactory credit risk and generally considered to be collectible in full.
Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
Substandard - Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loss - Loans classified as loss are considered uncollectable and are in the process of being charged-off, as soon as practical, once so classified.

The following tables present the recorded investment in the Company’s loans by credit quality indicator (dollars in thousands):

December 31, 2014	Total	Pass	Special Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$1,181,492	$1,100,361	$46,935	$34,196	$—	$—
Commercial construction	265,968	256,987	5,530	3,451	—	—
Commercial and industrial	154,132	145,722	3,980	4,430	—	—
Leases	21,100	21,100	—	—	—	—
Residential construction	43,298	42,806	143	349	—	—
Residential mortgage	439,600	407,319	20,946	11,335	—	—
Consumer and other	10,851	10,331	428	92	—	—
Total originated	2,116,441	1,984,626	77,962	53,853	—	—
Total acquired (non-covered):
Commercial real estate	331,014	295,238	23,456	12,320	—	—
Commercial construction	38,246	29,975	5,258	3,013	—	—
Commercial and industrial	34,391	32,757	477	1,157	—	—
Residential construction	29,854	28,833	—	1,021	—	—
Residential mortgage	383,120	341,268	26,063	15,548	241	—
Consumer and other	4,573	4,494	79	—	—	—
Total acquired (non-covered):	821,198	732,565	55,333	33,059	241	—
Acquired (covered):
Commercial real estate	72,658	47,002	12,360	13,211	85	—
Commercial construction	10,422	6,371	652	3,307	92	—
Commercial and industrial	3,809	3,282	167	325	35	—
Residential mortgage	49,698	29,255	10,035	9,068	1,340	—
Consumer and other	872	762	80	30	—	—
Total acquired (covered)	137,459	86,672	23,294	25,941	1,552	—
Total loans	$3,075,098	$2,803,863	$156,589	$112,853	$1,793	$—

December 31, 2013	Total	Pass Credits	Special Mention	Substandard	Doubtful	Loss
Originated:
Commercial real estate	$1,014,633	$930,554	$37,685	$46,394	$—	$—
Commercial construction	202,140	175,365	13,113	13,662	—	—
Commercial and industrial	139,567	131,658	5,411	2,498	—	—
Leases	16,137	16,137	—	—	—	—
Residential construction	29,636	28,160	1,120	356	—	—
Residential mortgage	294,660	258,042	19,234	17,384	—	—
Consumer and other	8,103	7,807	177	119	—	—
Total originated	1,704,876	1,547,723	76,740	80,413	—	—
Acquired (non-covered):
Commercial real estate	221,571	195,526	17,343	8,702	—	—
Commercial construction	24,089	21,126	922	2,041	—	—
Commercial and industrial	23,453	18,681	3,328	1,444	—	—
Residential construction	2,782	2,782	—	—	—	—
Residential mortgage	108,239	91,847	10,766	5,626	—	—
Consumer and other	3,846	3,760	62	24	—	—
Total acquired (non-covered)	383,980	333,722	32,421	17,837	—	—
Acquired (covered):
Commercial real estate	96,452	61,091	12,831	17,929	4,601	—
Commercial construction	18,331	9,756	1,397	6,751	427	—
Commercial and industrial	5,919	4,231	796	332	560	—
Residential construction	16	—	16	—	—	—
Residential mortgage	65,024	36,744	13,246	10,296	4,738	—
Consumer and other	1,919	1,726	103	90	—	—
Total acquired (covered)	187,661	113,548	28,389	35,398	10,326	—
Total loans	$2,276,517	$1,994,993	$137,550	$133,648	$10,326	$—

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company offers various types of concessions when modifying a loan; however, forgiveness of principal is rarely granted.  Commercial and industrial loans modified in a TDR often involve temporary or extended interest-only payments and term extensions outside of normal underwriting guidelines.  Additional collateral, a co-borrower, or a guarantor is often requested.  Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time.  After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly.  Land loans are also included in the class of residential mortgage loans.  Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity.  Land loans modified in a TDR typically involve extending the balloon payment by one to three years, or changing the monthly payments from interest-only to principal and interest.  Home equity modifications are made infrequently and are not offered if the Company also holds the first mortgage.  Home equity modifications are uniquely designed to meet the specific needs of each borrower.  Occasionally, the terms will be modified to a standalone second lien mortgage, thereby changing their loan class from home equity to residential mortgage.

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

The following tables provide a summary of loans modified as TDRs (dollars in thousands):

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2014
Commercial real estate	$3,835	$—	$3,835	$165
Commercial construction	1,341	50	1,391	16
Commercial and industrial	651	—	651	25
Residential mortgage	7,625	16	7,641	592
Consumer and other	126	—	126	13
Total modifications	$13,578	$66	$13,644	$811
Total contracts	33	2	35

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2013
Commercial real estate	$3,986	$1,107	$5,093	$767
Commercial construction	5,472	274	5,746	520
Commercial and industrial	662	—	662	36
Residential mortgage	6,545	625	7,170	476
Consumer and other	105	37	142	11
Total modifications	$16,770	$2,043	$18,813	$1,810
Total contracts	43	10	53

At December 31, 2014 and 2013, the Company had no available commitments outstanding on TDRs.

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

	Year Ended December 31, 2014
	Term Modification	Interest only Modification	Payment Modification	Combination Modification	Total Modifications
Commercial real estate	$—	$—	$1,300	$—	$1,300
Commercial construction	—	447	—	—	447
Commercial and industrial	153	—	—	—	153
Residential mortgage	—	479	—	755	1,234
Consumer and other	—	—	10	—	10
Total modifications	$153	$926	$1,310	$755	$3,144

	Year Ended December 31, 2013
	Rate Modification	Term Modification	Interest only Modification	Combination Modification	Total Modifications
Commercial real estate	$101	$648	$331	$1,035	$2,115
Commercial construction	128	—	152	827	1,107
Commercial and industrial	—	129	536	—	665
Residential mortgage	452	84	1,076	573	2,185
Consumer and other	—	23	—	—	23
Total modifications	$681	$884	$2,095	$2,435	$6,095

The following tables summarize the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred (dollars in thousands). The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Year Ended December 31,
	2014	2013
Commercial real estate	$1,210	$—
Commercial construction	1,245	5,906
Commercial and industrial	—	29
Residential construction	—	630
Residential mortgage	129	688

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Loans held for sale	$37,280	$30,899	$57,414
Proceeds from sales of loans held for sale	292,497	352,130	233,276
Mortgage fees	7,689	8,979	6,169

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

The following table presents activity for the FDIC indemnification asset (dollars in thousands):

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$16,886	$53,519
Accretion of present value discount, net	1,061	192
Post-acquisition adjustments	(2,920)	(2,248)
Receipt of payments from FDIC	(9,930)	(34,577)
Balance at end of period	$5,097	$16,886

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

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

The following table presents activity for goodwill and other intangible assets for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Goodwill	Other Intangibles	Total
Balance at December 31, 2012	$27,111	$5,082	$32,193
Acquisitions	1,273	2,676	3,949
Amortization	—	(1,176)	(1,176)
Balance at December 31, 2013	28,384	6,582	34,966
Acquisitions	41,365	9,710	51,075
Amortization	—	(2,340)	(2,340)
Balance at December 31, 2014	$69,749	$13,952	$83,701

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

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization (dollars in thousands):

	December 31,
	2014	2013
Gross carrying amount	$19,624	$9,914
Accumulated amortization	(5,672)	(3,332)
Net book value	$13,952	$6,582

At December 31, 2014, the weighted-average remaining life of core deposit intangibles was 5.5 years.

The following table presents estimated future amortization expense for other intangible assets (dollars in thousands):

2015	$3,148
2016	2,639
2017	2,361
2018	2,361
2019	2,035
Thereafter	1,408
Total	$13,952

NOTE 8 – PREMISES AND EQUIPMENT

The following tables present a summary of the Company’s premises and equipment (dollars in thousands):

	December 31,
	2014	2013
Land	$26,397	$23,264
Buildings and leasehold improvements	60,188	49,689
Furniture, fixtures and equipment	23,161	20,290
Construction in progress	114	178
Premises and equipment, gross	109,860	93,421
Less accumulated depreciation and amortization	(22,099)	(17,295)
Premises and equipment, net	$87,761	$76,126

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 amounted to $5.3 million, $4.2 million and $3.0 million, respectively.

The Company has entered into various non-cancellable operating leases for land and buildings used in its operations that expire at various dates through 2029. Most of the leases contain renewal options. Certain leases provide for periodic rate negotiation or escalation. The leases generally provide for payment of property taxes, insurance and maintenance costs by the Company. Rental expense, including month-to-month leases, reported in non-interest expense was $3.8 million, $3.1 million, and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, future minimum rental commitments under non-cancellable operating leases that have a remaining life in excess of one year are as follows (dollars in thousands):

2015	$4,002
2016	3,481
2017	3,064
2018	2,818
2019	2,461
Thereafter	6,843
Total	$22,669

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

Derivatives Not Designated as Hedges

The Company utilizes derivative financial instruments, including interest rate swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. These derivative positions are recorded at fair value on the Company’s consolidated balance sheet and, due to the matched nature of these derivative instruments, changes in fair value do not impact the Company’s earnings. At December 31, 2014 and 2013, the Company had notional amounts of $34.7 million and $31.2 million, respectively, on interest rate contracts with corporate customers and in offsetting interest rate contracts with another financial institution to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents the fair value of the Company’s derivatives (dollars in thousands):

	December 31, 2014			December 31, 2013
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:
Derivatives designated as hedging instruments:
Interest rate cap	N/A	N/A	N/A	$250,000	Other assets	$—
Interest rate swap	$—	Other assets	$—	125,000	Other assets	2,744
	$—		$—	$375,000		$2,744

Derivatives not designated as hedging instruments:
Interest rate swaps	$34,692	Other assets	$723	$27,965	Other assets	$424
Interest rate cap/floor	—	Other assets	—	3,256	Other assets	98
	$34,692		$723	$31,221		$522

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate swap	$125,000	Accrued expenses and other liabilities	$308	$—	Accrued expenses and other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	$34,692	Accrued expenses and other liabilities	$723	$31,221	Accrued expenses and other liabilities	$522

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following table (dollar amounts in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
December 31, 2014
Derivative assets	$723	$—	$723	$—	$—	$723
Derivative liabilities	1,031	—	1,031	—	1,031	—
Total derivative instruments	$1,754	$—	$1,754	$—	$1,031	$723

December 31, 2013
Derivative assets	$3,266	$—	$3,266	$—	$930	$2,336
Derivative liabilities	522	—	522	—	522	—
Total derivative instruments	$3,788	$—	$3,788	$—	$1,452	$2,336

The Company has recorded a net loss of $0.2 million, net of tax, as accumulated other comprehensive income at December 31, 2014 associated with cash flow hedging instruments and expects $1.4 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months. The following table presents the amounts recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges (dollars in thousands, net of tax):

	Year Ended December 31,
	2014	2013	2012
Derivatives designated as hedging instruments:
Amount of net gains (losses) recorded in OCI (effective portion)	$(1,923)	$1,662	$(364)
Amount of net losses reclassified from OCI to earnings (1)	286	6,103	4,878

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the years ended December 31, 2014, 2013 and 2012. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At December 31, 2014, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.0 million, for which the Company has posted collateral with a fair value of $3.2 million.

NOTE 10 – DEPOSITS

The following tables present the scheduled maturities of time deposits at December 31, 2014 (dollars in thousands):

	Less than $100,000	$100,000 and Greater	Total
2015	$250,746	$495,177	$745,923
2016	42,616	112,698	155,314
2017	28,946	119,384	148,330
2018	13,442	108,462	121,904
2019	4,332	26,501	30,833
Thereafter	103	1,267	1,370
Total	$340,185	$863,489	$1,203,674

NOTE 11 – BORROWINGS

The following table presents the Company’s short-term borrowings (dollars in thousands):

	December 31,
	2014	2013
Repurchase agreements	$25,834	$27,202
Advances from FHLB	102,100	97,300
Federal funds purchased	—	1,090
Total short-term borrowings	$127,934	$125,592

Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $90.0 million at December 31, 2014. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

Additional information on the Company’s short-term borrowings is presented in the following table (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Maximum outstanding at any month-end during the year	$195,941	$143,674	$40,149
Average outstanding balance	96,043	88,635	30,573
Average interest rate for the year	0.45%	0.49%	1.11%
Average interest rate at year end	0.28%	0.39%	0.51%

On November 14, 2014, the Parent Company entered into a 364-day revolving credit facility (the “Credit Agreement”) for an aggregate principal amount of up to $15 million at any time outstanding. Borrowings under the Credit Agreement bear interest in an amount equal to the greater of (i) 3.25% per annum and (ii) the higher of: (x) the prevailing rate of interest, on a per annum basis, described in the Eastern Edition of The Wall Street Journal as the prime lending rate, as in effect from time to time, and (y) the Federal Funds Rate, as in effect from time to time, plus one-half of one percent per annum, and matures on November 13, 2015. There were no borrowings outstanding under the Credit Agreement at December 31, 2014.

The following table presents the Company’s long-term debt (dollars in thousands):

	December 31,
	2014	2013
FHLB advances	$52,000	$51,100
Subordinated notes	60,000	—
Unsecured term loan	—	28,875
Junior subordinated debentures	23,713	23,713
	135,713	103,688
Less: FHLB prepayment penalty	1,899	2,179
Total long-term debt	$133,814	$101,509

The following table details the Company's long-term FHLB advances outstanding (dollars in thousands):

		December 31,
Maturity	Interest Rate	2014	2013
January 2015	1.00%	$—	$100
August 2015	2.37%	—	6,000
July 2016	0.88%	2,000	—
August 2016	1.72%	2,000	—
January 2018	2.15%	15,000	15,000
January 2018	2.27%	10,000	10,000
July 2018	1.78%	3,000	—
January 2020	0.47%	10,000	10,000
January 2020	0.47%	10,000	10,000
		$52,000	$51,100

The advances from the FHLB have been made against a $548.3 million line of credit secured by real estate loans and investment securities with carrying values of $824.3 million and $8.4 million, respectively, at December 31, 2014. The weighted average interest rate paid on FHLB advances was 2.83% and 2.46% for the years ended December 31, 2014 and 2013, respectively.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At December 31, 2014, commercial loans and investment securities with carrying values of $272.6 million and $2.8 million, respectively, were assigned under these arrangements. At December 31, 2014, the Company had approximately $169.9 million in borrowing capacity available under these arrangements with no outstanding balance due.

The following tables detail the junior subordinated debentures outstanding (dollars in thousands):

	Date of issuance	Shares issued	Interest rate	Maturity date	December 31,
					2014	2013
BNC Bancorp Capital Trust I	4/3/2003	5,000	Libor plus 3.25%	4/15/2033	$5,155	$5,155
BNC Bancorp Capital Trust II	3/11/2004	6,000	Libor plus 2.80%	4/7/2034	6,186	6,186
BNC Capital Trust III	9/23/2004	5,000	Libor plus 2.40%	9/23/2034	5,155	5,155
BNC Capital Trust IV	9/27/2006	7,000	Libor plus 1.70%	12/31/2036	7,217	7,217
Total					$23,713	$23,713

The junior subordinated debentures issued by the trusts currently qualify as Tier I capital for the Company, subject to certain limitations, and constitute a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities. At December 31, 2014 and 2013, respectively, the Company had $0.7 million of equity investment in the above wholly-owned Capital Trusts and is included in other assets in the accompanying consolidated balance sheets. The weighted average rate for the junior subordinated debentures outstanding for the years ending December 31, 2014 and 2013 was 2.71% and 2.86%, respectively.

On September 30, 2014, the Parent Company issued $60.0 million of 5.5% Fixed to Floating Rate Subordinated Notes (the "Subordinated Notes"). The Subordinated Notes bear interest at a fixed rate of 5.5% per year for the first five years and, from October 1, 2019 to the October 1, 2024 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month LIBOR plus 359 basis points. The Subordinated Notes are redeemable by the Parent Company at any quarterly interest payment date beginning on October 1, 2019 to maturity at par, plus accrued and unpaid interest. A portion of the proceeds from the sale of Subordinated Notes were used to repay the outstanding principal balance, along with accrued interest and prepayment penalties, on the unsecured term loan, while the remainder will be used for general corporate purposes. The subordinated notes qualify as Tier II capital for the Parent Company, under federal regulatory capital rules.

The Company was not aware of any violations of loan covenants at December 31, 2014.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income, net of taxes (dollars in thousands):

	Unrealized Holding Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2012	$8,872	$2,881	$(6,324)	$5,429
Other comprehensive income (loss) before reclassifications	(9,625)	—	1,662	(7,963)
Amounts reclassified from accumulated other comprehensive income	26	(289)	6,103	5,840
Amounts transferred as a result of the reclassification of securities from available-for-sale to held-to-maturity	(1,219)	1,219	—	—
Net current period other comprehensive income (loss)	(10,818)	930	7,765	(2,123)
Balance at December 31, 2013	(1,946)	3,811	1,441	3,306
Other comprehensive income (loss) before reclassifications	8,713	—	(1,923)	6,790
Amounts reclassified from accumulated other comprehensive income	322	(522)	286	86
Net current period other comprehensive income (loss)	9,035	(522)	(1,637)	6,876
Balance at December 31, 2014	$7,089	$3,289	$(196)	$10,182

The following table details reclassification adjustments from accumulated other comprehensive income (dollars in thousands):

	Year Ended December 31,
Component of Accumulated Other Comprehensive Income	2014	2013	Affected Line Item in the Consolidated Statement of Income
Unrealized holding gains on investment securities available-for-sale	$(511)	$(42)	Gain (loss) on sale of investment securities, net
	189	16	Income tax benefit (expense)
	(322)	(26)	Total, net of tax

Unrealized holding gains on investment securities transferred from available-for-sale to held-to-maturity (1)	829	623	Interest income - investment securities
	(307)	(334)	Income tax benefit (expense)
	522	289	Total, net of tax

Unrealized holding losses on cash flow hedging activities	(457)	(9,863)	Interest expense - demand deposits
	171	3,760	Income tax benefit (expense)
	(286)	(6,103)	Total, net of tax
Total reclassifications for the period	$(86)	$(5,840)

(1)
The amortization of the unrealized holding gains in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer. Both components are amortized as an adjustment of yield.

NOTE 13 - FAIR VALUE MEASUREMENT

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

The following tables present information about certain assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2014
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$17,888	$—	$17,888	$—
State and municipals	188,935	—	188,935	—
Corporate debt securities	13,615	—	13,615	—
Other debt securities	12,566	—	12,566	—
Equity securities	5,909	676	5,233	—
Mortgage-backed securities:
Residential government sponsored	28,274	—	28,274	—
Other government sponsored	2,103	—	2,103	—
Total investment securities available-for-sale	269,290	676	268,614	—
Derivative instruments:
Interest rate swap - not designated	723	—	723	—
Total derivative instruments	723	—	723	—
Total assets measured at fair value on a recurring basis	$270,013	$676	$269,337	$—
Liabilities:
Interest rate swap - cash flow hedge	$308	$—	$308	—
Interest rate swap - not designated	723	—	723	—
Total liabilities measured at fair value on a recurring basis	$1,031	$—	$1,031	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2013
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$15,061	$—	$15,061	$—
State and municipals	191,263	—	191,263	—
Corporate debt securities	8,889	—	8,889	—
Other debt securities	4,380	—	4,380	—
Equity securities	922	922	—	—
Mortgage-backed securities:
Residential government sponsored	42,014	—	42,014	—
Other government sponsored	7,888	—	7,888	—
Total investment securities available-for-sale	270,417	922	269,495	—
Derivative instruments:
Interest rate swap - cash flow hedge	2,744	—	2,744	—
Interest rate swap - not designated	424	—	424	—
Interest rate cap/floor - not designated	98	—	98	—
Total derivative instruments	3,266	—	3,266	—
Total assets measured at fair value on a recurring basis	$273,683	$922	$272,761	$—
Liabilities:
Interest rate swap - not designated	$522	$—	$522	$—
Total liabilities measured at fair value on a recurring basis	$522	$—	$522	$—
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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2014
Loans held for sale	$37,280	$—	$37,280	$—
Impaired loans	190,247	—	—	190,247
Other real estate owned	42,531	—	—	42,531
Total assets measured at fair value on a nonrecurring basis	$270,058	$—	$37,280	$232,778

December 31, 2013
Loans held for sale	$30,899	$—	$30,899	$—
Impaired loans	228,736	—	—	228,736
Other real estate owned	47,606	—	—	47,606
Total assets measured at fair value on a nonrecurring basis	$307,241	$—	$30,899	$276,342

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2014 (dollars in thousands):

Description	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$190,247	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$42,531	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis (dollars in thousands):

December 31, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$85,194	$85,194	$85,194	$—	$—
Investment securities available-for-sale	269,290	269,290	676	268,614	—
Investment securities held-to-maturity	237,092	241,997	—	241,997	—
Federal Home Loan Bank stock	10,562	10,562	—	10,562	—
Loans held for sale	37,280	37,280	—	37,280	—
Loans receivable, net	3,044,699	3,070,477	—	2,880,230	190,247
Accrued interest receivable	14,514	14,514	—	14,514	—
FDIC indemnification asset	5,097	5,097	—	—	5,097
Investment in bank-owned life insurance	93,396	93,396	—	93,396	—
Interest rate swap derivative - not designated	723	723	—	723	—
Financial liabilities:
Demand deposits and savings	$2,192,723	$2,192,723	$—	$2,192,723	$—
Time deposits	1,203,674	1,218,869	—	1,218,869	—
Short-term borrowings	127,934	127,934	—	127,934	—
Long-term debt	133,814	131,417	—	131,417	—
Accrued interest payable	2,011	2,011	—	2,011	—
Interest rate swap derivative - cash flow hedge	308	308	—	308	—
Interest rate swap derivative - not designated	723	723	—	723	—

December 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$108,390	$108,390	$108,390	$—	$—
Investment securities available-for-sale	270,417	270,417	922	269,495	—
Investment securities held-to-maturity	247,378	236,507	—	236,507	—
Federal Home Loan Bank stock	10,720	10,720	—	10,720	—
Loans held for sale	30,899	30,899	—	30,899	—
Loans receivable, net	2,243,642	2,266,455	—	2,037,719	228,736
Accrued interest receivable	12,955	12,955	—	12,955	—
FDIC indemnification asset	16,886	16,886	—	—	16,886
Investment in bank-owned life insurance	78,439	78,439	—	78,439	—
Interest rate swap derivative - cash flow hedge	2,744	2,744	—	2,744	—
Interest rate swap derivative - not designated	424	424	—	424	—
Interest rate cap/floor derivative - not designated	98	98	—	98	—
Financial liabilities:
Demand deposits and savings	$1,623,931	$1,623,931	$—	$1,623,931	$—
Time deposits	1,082,799	1,087,333	—	1,087,333	—
Short-term borrowings	125,592	125,592	—	125,592	—
Long-term debt	101,509	97,983	—	97,983	—
Accrued interest payable	1,434	1,434	—	1,434	—
Interest rate swap derivative - not designated	522	522	—	522	—

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

NOTE 14 – REGULATORY CAPITAL REQUIREMENTS

BNC, as a North Carolina banking corporation, may pay cash dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.

The Parent Company and BNC are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Capital adequacy guidelines and the regulatory framework for prompt corrective action prescribe specific capital guidelines that involve quantitative measures of BNC’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. BNC’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of December 31, 2014, the most recent notification from the FDIC categorized BNC as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized BNC must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed BNC’s category. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and BNC to maintain minimum amounts and ratios, as prescribed by regulations, of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.

The following tables present BNC’s regulatory capital ratios (dollars in thousands):

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$390,900	12.21%	$256,200	8.00%	$320,250	10.00%
Tier 1 capital (to risk weighted assets)	360,457	11.26%	128,100	4.00%	192,150	6.00%
Tier 1 capital (to average assets)	360,457	9.74%	147,992	4.00%	184,990	5.00%

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$313,624	12.66%	$198,187	8.00%	$247,734	10.00%
Tier 1 capital (to risk weighted assets)	282,634	11.41%	99,094	4.00%	148,640	6.00%
Tier 1 capital (to average assets)	282,634	8.96%	126,118	4.00%	157,647	5.00%

The following table presents the Company’s regulatory capital ratios:

	December 31,
	2014	2013
Total capital (to risk-weighted assets)	12.49%	11.57%
Tier 1 capital (to risk-weighted assets)	9.71%	10.33%
Tier 1 capital (to average assets)	8.41%	8.12%

NOTE 15 – INCOME TAXES

The following tables present the Company’s income tax expense (benefit) (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income tax provision (benefit):
Federal	$9,159	$(314)	$(140)
State	1,257	554	350
Total current income tax provision	10,416	240	210
Deferred income tax provision (benefit):
Federal	(1,181)	2,382	(2,244)
State	1,130	1,423	334
Total deferred income tax provision (benefit)	(51)	3,805	(1,910)
Total income tax provision (benefit)	$10,365	$4,045	$(1,700)

The following tables present the difference between income tax expense (benefit) and the amount computed by applying the statutory income tax rate (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax at statutory federal tax rate	$13,517	$7,239	$2,976
State income tax, net of federal benefit	1,575	1,304	451
Tax exempt interest income	(4,485)	(4,008)	(3,241)
Income from life insurance	(810)	(789)	(601)
Gain on acquisition	—	—	(1,690)
Other	568	299	405
Total income tax provision (benefit)	$10,365	$4,045	$(1,700)

Significant components of deferred tax assets and liabilities were as follows (dollars in thousands):

	December 31,
	2014	2013
Deferred income tax assets:
Allowance for loan losses	$14,996	$10,660
Net operating loss carryforwards	9,595	10,593
Deferred compensation	2,229	2,203
Unrealized loss on interest rate cap	114	—
Other real estate owned writedowns	3,519	3,536
AMT credit carryforward	12,033	3,488
Interest on nonaccrual loans	270	110
Stock-based compensation	971	546
Fair value adjustments from acquisitions	16,332	6,273
Other	1,699	1,089
Total deferred income tax assets	61,758	38,498
Deferred income tax liabilities:
Premises and equipment	4,030	2,978
Leasing activities	728	702
Unrealized gains on investment securities and derivatives	4,163	2,110
Deferred loan costs and fees	1,950	979
Core deposit intangibles	5,037	2,306
FDIC acquisitions	337	4,424
Other	1,629	1,554
Total deferred income tax liabilities	17,874	15,053
Less valuation allowance	2,906	360
Net deferred income tax asset	$40,978	$23,085

The valuation allowance of $2.9 million at December 31, 2014 relates to the net operating loss carryforwards obtained from business combinations for which realizability is uncertain.

The Company adjusted its net deferred income tax asset as a result of reductions in the North Carolina corporate income tax rate, which reduced the state income tax rate to 5% effective January 1, 2015.

In assessing the realizability of the Company's deferred income tax asset, the Company considered whether it is more likely than not that some portion or all of the deferred income tax asset will not be realized in accordance with the guidance provided by ASC 740. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the weight of available evidence, the Company determined that it is more likely than not that it will be able to realize the benefits of the deferred income tax asset, net of valuation allowance, at December 31, 2014.

At December 31, 2014, the Company had net operating loss and other carryforwards of approximately $19.9 million available to offset future taxable income, expiring in 2032.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company did not have an accrual for uncertain tax positions at December 31, 2014 or 2013.

We are subject to routine audits of our tax returns by the Internal Revenue Service and various state taxing authorities. With few exceptions, we are no longer subject to Federal and state income tax examinations by tax authorities for years before 2011. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

The following table presents the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk (dollars in thousands):

	December 31,
	2014	2013
Commitments under unfunded loans and lines of credit	$663,137	$377,021
Letters of credit	6,607	7,926
Unused credit card lines	4,512	4,120

In addition to the above noted credit commitments, the Company has committed to invest up to $8.8 million in limited partnership interests of unconsolidated entities, of which $5.6 million and $7.5 million was unfunded at December 31, 2014 and 2013, respectively.

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

NOTE 17 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At December 31, 2014, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013

Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). The 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. At December 31, 2014, the Company had 247,187 Rights issued under the 2006 Omnibus Plan, 461,573 Rights issued and 970,673 Rights available for grants or awards under the 2013 Omnibus Plan, and 230,285 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. There were no grants of options during the years ended December 31, 2014, 2013 and 2012.

A summary of the Company’s stock option activity for the year ended December 31, 2014 is presented below (dollars in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	412,337	$11.34
Exercised	74,559	11.23
Forfeited or expired	—	—
Outstanding at December 31, 2014	337,778	$11.37	2.24	$1,734
Exercisable at December 31, 2014	336,354	$11.37	2.23	$1,725
Share options expected to vest	1,424	$9.67	5.27	$10

The related compensation expense recognized for stock options was immaterial for the years ended December 31, 2014, 2013 and 2012. respectively. At December 31, 2014, there was an immaterial amount of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 0.36 years. For the years ended December 31, 2014, 2013 and 2012, the intrinsic value of stock option exercised was $0.4 million, $0 and $0.1 million, respectively, and the grant-date fair value of options vested was $0, $0 and $0.3 million, respectively.

Cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2014, 2013 and 2012 was $0.2 million, $0 and $0.3 million, respectively. The actual tax benefit realized for income tax deductions from stock option exercises was $0.1 million, $0 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the year ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2013	303,396	$9.58
Granted	461,653	16.90
Vested	(160,780)	10.62
Forfeited	(3,001)	14.60
Unvested at December 31, 2014	601,268	$14.90

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the years ended December 31, 2014, 2013 and 2012 was $2.2 million, $1.2 million and $0.5 million respectively. At December 31, 2014, there was $7.7 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.60 years. The grant-date fair value of restricted stock grants vested during the year ended December 31, 2014, 2013 and 2012 was $1.7 million, $0.9 million and $0.3 million, respectively.

Qualified Profit Sharing 401(k) Plan - The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. For fiscal year 2014, the Company matched 50% of the employee contributions up to 6% of the participant's contribution. The plan provides that employees' contributions are 100% vested at all times and, for fiscal year 2014, the Company's contributions vest at 20% each year after the second year of service. The expense related to the plan for the years ended December 31, 2014, 2013 and 2012 was $1.0 million, $0.9 million and $0.8 million, respectively.

Effective January 1, 2015, the Company's match of participant contributions increased to 100% up to 3% of the participant's contributions and 50% on 4% and 5% of participant's contributions. In addition, the Company's contributions, both past and future, are immediately vested at 100%.

Employment Agreements - The Company has entered into employment agreements with its chief executive officer and chief financial officer to ensure a stable and competent management base. The agreements provide for a three-year term, with an automatic one-year renewal on each anniversary date. The agreements provide for benefits as set forth in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquiror will be bound to the terms of the contracts.

Director and Executive Officer Benefit Plans - The Company has Salary Continuation Agreements and supplemental retirement benefits with its chief executive officer and certain other officers. The Salary Continuation Agreements provide for lifetime benefits to be paid to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions for the years ended December 31, 2014, 2013 and 2012 totaled $0.4 million, $0.3 million and $0.6 million, respectively, were expensed for future benefits to be provided under these benefit plans. The corresponding liability related to these benefit plans was $7.4 million and $6.3 million as of December 31, 2014 and 2013, respectively.

The Company also has a deferred compensation plan for its directors. Expense provided under the plan totaled $0.1 million, $0.4 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose. At December 31, 2014 and 2013, the trust held 353,207 and 339,448 shares of Company common stock, respectively.

NOTE 18 – PARENT COMPANY FINANCIAL DATA

The following are condensed financial statements of the Parent Company as of and for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

CONDENSED BALANCE SHEETS
December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$9,717	$1,392
Investment in bank subsidiary	462,659	320,941
Investment in other subsidiaries	1,113	1,113
Other assets	1,493	622
Total assets	$474,982	$324,068

Liabilities and shareholders' equity
Other liabilities	$881	$150
Long-term debt	83,713	52,588
Total liabilities	84,594	52,738

Shareholders' equity:
Common stock, no par value	281,488	168,616
Common stock, non-voting, no par value	33,507	57,849
Retained earnings	65,211	41,559
Stock in directors rabbi trust	(3,429)	(3,143)
Directors deferred fees obligation	3,429	3,143
Accumulated other comprehensive income	10,182	3,306
Total shareholders' equity	390,388	271,330
Total liabilities and shareholders' equity	$474,982	$324,068

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Dividends from bank subsidiary	$29,612	$13,760	$3,675
Equity in undistributed earnings of bank subsidiary	3,336	5,434	8,094
Other income	647	625	626
Interest expense	2,796	1,920	939
Other expense	1,409	652	1,003
Net income	$29,390	$17,247	$10,453

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Operating activities
Net income	$29,390	$17,247	$10,453
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(3,336)	(5,434)	(8,094)
Amortization	452	48	11
(Increase) decrease in other assets	(1,323)	(472)	2
Increase (decrease) in other liabilities	828	(10,687)	10,267
Net cash provided by operating activities	26,011	702	12,639
Investing activities
Net cash used in investment in subsidiaries	(37,903)	—	(61,397)
Financing activities
Net increase (decrease) in short-term borrowings	—	—	(6,280)
Net increase in long-term debt	31,125	26,440	2,460
Preferred stock issued (redeemed), net	—	(31,260)	68,308
Redemption of common stock warrant	—	—	(940)
Common stock issued from exercise of stock options	173	—	138
Income tax benefit from exercise of stock options, net	—	—	17
Common stock issued pursuant to dividend reinvestment plan	336	260	225
Common stock repurchased	(5,081)	—	—
Common stock repurchased in lieu of income taxes	(598)	—	—
Cash dividends paid, net of accretion	(5,738)	(5,853)	(4,879)
Net cash provided by (used in) financing activities	20,217	(10,413)	59,049
Net increase (decrease) in cash and cash equivalents	8,325	(9,711)	10,291
Cash and cash equivalents, beginning of period	1,392	11,103	812
Cash and cash equivalents, end of period	$9,717	$1,392	$11,103

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2014, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014. No changes were made to the Company’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by guidance published by the Securities and Exchange Commission, management excluded from its assessment the operations of Harbor Bank Group, Inc., which was acquired on December 1, 2014, as described in Note 2 “Acquisitions” to the accompanying Consolidated Financial Statements contained in Item 8. The assets acquired in this transaction and excluded from management’s assessment on internal control over financial reporting comprised approximately 7.4% of total consolidated assets at December 31, 2014. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014, based on the specified criteria.

Our independent registered public accounting firm which audited the financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which is contained in this Annual Report. The Report of Independent Registered Public Accounting Firm, which includes the attestation report on our internal control over financial reporting, is included with the financial statements in Part II, Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers. The information concerning our directors and named executive officers required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act by our directors, officers, and ten percent shareholders required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

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

On January 21, 2015, the Board approved and adopted the Company’s amended and restated bylaws, effective as of January 21, 2015 (the “Bylaws”).  The Bylaws clarify and modify advance notice requirements for shareholder submission of meeting proposals and director nominees, as set forth in Section 13 of Article II and Section 3 of Article III of the Bylaws, respectively. Among other things, the modification requires proposing shareholders to provide written notice to the Company no later than ninety (90) days and no earlier than one hundred twenty (120) days prior to the one-year anniversary of the Company’s mailing of the previous year’s proxy materials. Furthermore, the Bylaws specify additional disclosure requirements for proposing shareholders and clarify that the proposing shareholders and shareholder nominees must comply with the applicable requirements of the Securities Exchange Act of 1934, as amended.

The information regarding our Nominating and Corporate Governance Committee and Audit Committee required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information concerning compensation and other matters required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

The information required to be disclosed under Item 201(d) of Regulation S-K is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of BNC Bancorp and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated Balance Sheets — December 31, 2014 and 2013
Consolidated Statements of Income — Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income — Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders‘ Equity — Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows — Years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements — Years ended December 31, 2014, 2013 and 2012

(a)(2)    List of Financial Schedules

All schedules are omitted as they are not applicable or the required information is shown under Item 8 — Financial Statements and Supplementary Data.

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

BNC BANCORP

Date: February 27, 2015	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Callicutt II	President, Chief Executive	February 27, 2015
Richard D. Callicutt II	Officer and Director

/s/ David B. Spencer	Senior Executive Vice President and	February 27, 2015
David B. Spencer	Chief Financial Officer (Principal
Financial Officer)

/s/ Ronald J. Gorczynski	Executive Vice President and	February 27, 2015
Ronald J. Gorczynski	Chief Accounting Officer (Principal
Accounting Officer)

/s/ W. Swope Montgomery, Jr.	Director	February 27, 2015
W. Swope Montgomery, Jr.

/s/ Lenin J. Peters, M.D.	Director	February 27, 2015
Lenin J. Peters, M.D.

/s/ Thomas R. Smith, CPA	Director	February 27, 2015
Thomas R. Smith, CPA

/s/ Joseph M. Coltrane, Jr.	Director	February 27, 2015
Joseph M. Coltrane, Jr.

/s/ Charles T. Hagan III	Director	February 27, 2015
Charles T. Hagan III

/s/ G. Kennedy Thompson	Director	February 27, 2015
G. Kennedy Thompson

/s/ Thomas R. Sloan	Director	February 27, 2015
Thomas R. Sloan

/s/ Robert A. Team, Jr.	Director	February 27, 2015
Robert A. Team, Jr.

/s/ D. Vann Williford	Director	February 27, 2015
D. Vann Williford

/s/ Richard F. Wood	Director	February 27, 2015
Richard F. Wood

/s/ James T. Bolt, Jr.	Director	February 27, 2015
James T. Bolt, Jr.

/s/ Elaine M. Lyerly	Director	February 27, 2015
Elaine M. Lyerly

/s/ John S. Ramsey, Jr.	Director	February 27, 2015
John S. Ramsey, Jr.

EXHIBIT INDEX

Exhibit No.	Description
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

2.5
First Amendment to Agreement and Plan of Merger between KeySource Financial Inc. and BNC Bancorp, dated July 9, 2012, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on July 12, 2012.

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

2.9
Agreement and Plan of Merger, dated as of December 17, 2013, by and among BNC Bancorp and South Street Financial Corp., incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on December 19, 2013.

2.10
Agreement and Plan of Merger, dated as of December 17, 2013, by and among BNC Bancorp and Community First Financial Group, Inc., incorporated by reference to Exhibit 2.2 to the Form 8-K filed with the SEC on December 19, 2013.

2.11
First Amendment to Plan and Agreement of Merger between BNC Bancorp and Community First Financial Group, Inc., dated March 21, 2014, incorporated by reference to Exhibit 2.2 to the Form S-4/A filed with the SEC on April 17, 2014.

2.12
Agreement and Plan of Merger, dated as of June 4, 2014, by and between Harbor Bank Group, Inc. and BNC Bancorp, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on June 5, 2014.

2.13
Agreement and Plan of Merger, dated as of November 17, 2014, by and between Valley Financial Corporation and BNC Bancorp, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 17, 2014.

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

3.5	Articles of Amendment dated May 22, 2012, regarding the non-voting common stock, incorporated by reference to Exhibit 3.4 to the Form S-4/A filed with the SEC on July 2, 2012.
3.6	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on January 27, 2015.
4.1	Form of Common Stock Certificate (Voting), incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on August 27, 2012.
4.2	Form of Stock Certificate for the Non-Voting Common Stock, incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on August 27, 2012.
4.3
Warrant Repurchase Agreement dated September 19, 2012, between the Registrant and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 20, 2012.

4.4
Form of Subordinated Indenture, dated as of September 30, 2014, between BNC Bancorp and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on September 26, 2014.

4.5
Form of First Supplemental Indenture, dated as of September 30, 2014, between BNC Bancorp and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on September 26, 2014.

4.6	Form of Global Note to represent 5.5% Subordinated Notes due, October 1, 2024, of BNC Bancorp, incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on September 26, 2014.
10.1	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) to the Form 10-Q, filed with the SEC on November 2, 2009.
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

10.7	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan incorporated by reference to Exhibit (10)(vii) to the Form 10-K filed with the SEC on March 31, 2005.*
10.8	Amendment No. 1 to BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on June 18, 2010.*
10.9	Investment Agreement by and among BNC Bancorp and Aquiline BNC Holdings LLC, dated as of June 14, 2010, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 18, 2010.
10.10
Securities Purchase Agreement and Amendment Number 1 to Investment Agreement dated as of May 31, 2012, by and between BNC Bancorp and Aquiline BNC Holdings LLC, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 6, 2012.

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

10.14	Restricted Stock Grant Agreement between BNC Bancorp and W. Swope Montgomery, Jr. dated July 2, 2012, incorporated by reference to Exhibit 10.1A to the Form 8-K filed with the SEC on July 5, 2012.*
10.15	Restricted Stock Grant Agreement between BNC Bancorp and Richard D. Callicutt II dated July 2, 2012, incorporated by reference to Exhibit 10.1B to the Form 8-K filed with the SEC on July 5, 2012.*
10.16	Restricted Stock Grant Agreement between BNC Bancorp and David B. Spencer dated July 2, 2012, incorporated by reference to Exhibit 10.1C to the Form 8-K filed with the SEC on July 5, 2012.*
10.17	Restricted Stock Award granted to W. Swope Montgomery, Jr. dated October 2, 2012, incorporated by reference to Exhibit 10.25 to the Form 10-K filed with the SEC on March 18, 2013.*
10.18	Restricted Stock Award granted to Richard D. Callicutt II dated October 2, 2012, incorporated by reference to Exhibit 10.26 to the Form 10-K filed with the SEC on March 18, 2013.*
10.19	Restricted Stock Award granted to David B. Spencer dated October 2, 2012, incorporated by reference to Exhibit 10.27 to the Form 10-K filed with the SEC on March 18, 2013.*
10.20
Restricted Stock Award Cancellation Agreement between BNC Bancorp and W. Swope Montgomery, Jr. dated November 9, 2012, incorporated by reference to Exhibit 10.28 to the Form 10-K filed with the SEC on March 18, 2013.*

10.21
Restricted Stock Award Cancellation Agreement between BNC Bancorp and Richard D. Callicutt II dated November 9, 2012, incorporated by reference to Exhibit 10.29 to the Form 10-K filed with the SEC on March 18, 2013.*

10.22
Restricted Stock Award Cancellation Agreement between BNC Bancorp and David B. Spencer dated November 9, 2012, incorporated by reference to Exhibit 10.30 to the Form 10-K filed with the SEC on March 18, 2013.*

10.23
Consulting Agreement dated as of April 10, 2013, by and among W. Swope Montgomery, Jr., BNC Bancorp and Bank of North Carolina, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 14, 2013.*

10.24
Restricted Stock Award Agreement dated effective as of April 30, 2013 between BNC Bancorp and Richard D. Callicutt II, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on August 9, 2013.*

10.25
Restricted Stock Award Agreement dated effective as of April 30, 2013 between BNC Bancorp and David B. Spencer, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed with the SEC on August 9, 2013.*

10.26	Term Loan Agreement dated April 26, 2013 among BNC Bancorp and Synovus Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 30, 2013.
10.27	BNC Bancorp 2013 Omnibus Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 23, 2013.*
10.28
Employment Agreement dated as of June 28, 2013 among BNC Bancorp, Bank of North Carolina and Richard D. Callicutt II, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2013.*

10.29
Employment Agreement dated as of June 28, 2013 among BNC Bancorp, Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on July 3, 2013.*

10.30	BNC Bancorp Executive Incentive Program, effective January 1, 2014, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 12, 2014.*
10.31	Form of Director Restricted Stock Award, incorporated by reference to Exhibit 10.32 to the Form 10-K filed with the SEC on March 13, 2014.*
10.32
Change in Control Severance Agreement dated effective as of March 12, 2014, by and between Ronald J. Gorczynski and BNC Bancorp, incorporated by reference to Exhibit 10.32 to the Form 10-K filed with the SEC on March 13, 2014.*

10.33
Common Stock Share Exchange Agreement dated November 25, 2014, among BNC Bancorp, Patriot Financial Partners, L.P., and Patriot Financial Partners Parallel, L.P, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 1, 2014.

10.34	Credit Agreement dated November 14, 2014, between BNC Bancorp and Synovus Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 14, 2014.
10.35	Award Letter to Richard D. Callicutt II from BNC Bancorp, dated January 21, 2014, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 12, 2014.*
10.36	Award Letter to David B. Spencer from BNC Bancorp, dated January 21, 2014, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on May 12, 2014.*
10.37	Restricted Stock Grant Agreement, dated as of October 20, 2014, between BNC Bancorp and Richard D. Callicutt II.*
10.38	Restricted Stock Grant Agreement, dated as of October 20, 2014, between BNC Bancorp and David B. Spencer.*

11	Statement regarding computation of per share earnings (See Note 3 in Part II Item 8).
21	Subsidiaries of BNC Bancorp.
23	Consent of Cherry Bekaert, L.L.P.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley-Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.