Form 10-Q
period 2015-03-31
BNC BANCORP
filed 2015-05-08
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares outstanding of the registrant's common stock at May 5, 2015 was 32,580,255.

BNC BANCORP

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2015(Unaudited)	December 31, 2014
Assets
Cash and due from banks	$40,957	$44,659
Interest-earning deposits in other banks	55,281	40,535
Investment securities available-for-sale, at fair value	290,591	269,290
Investment securities held-to-maturity, at amortized cost (fair value of $230,785 and $241,997 at March 31, 2015 and December 31, 2014, respectively)	224,734	237,092
Federal Home Loan Bank stock, at cost	6,638	10,562
Loans held for sale	25,505	37,280
Loans:
Originated loans	2,262,601	2,116,441
Acquired loans	913,236	958,657
Less allowance for loan losses	(29,351)	(30,399)
Net loans	3,146,486	3,044,699
Accrued interest receivable	13,186	14,514
Premises and equipment, net	87,928	87,761
Other real estate owned	39,427	42,531
FDIC indemnification asset	4,839	5,097
Investment in bank-owned life insurance	94,102	93,396
Goodwill and other intangible assets, net	82,861	83,701
Other assets	60,928	61,391
Total assets	$4,173,463	$4,072,508

Liabilities and shareholders' equity
Deposits:
Non-interest bearing demand	$544,189	$534,792
Interest-bearing demand	1,685,200	1,657,931
Time deposits	1,323,537	1,203,674
Total deposits	3,552,926	3,396,397
Short-term borrowings	61,654	127,934
Long-term debt	134,005	133,814
Accrued expenses and other liabilities	25,766	23,975
Total liabilities	3,774,351	3,682,120

Shareholders' equity:
Preferred stock, no par value; authorized 20,000,000 shares; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, no par value; authorized 60,000,000 shares; 27,895,609 and 27,777,737 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	283,184	281,488
Common stock, non-voting, no par value; authorized 20,000,000 shares; 4,820,844 shares issued and outstanding at March 31, 2015 and December 31, 2014	33,507	33,507
Retained earnings	72,334	65,211
Stock in directors rabbi trust	(4,949)	(3,429)
Directors deferred fees obligation	4,949	3,429
Accumulated other comprehensive income	10,087	10,182
Total shareholders' equity	399,112	390,388
Total liabilities and shareholders' equity	$4,173,463	$4,072,508

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans, including fees	$39,420	$31,115
Investment securities:
Taxable	1,166	1,086
Tax-exempt	3,181	3,389
Interest-earning balances and other	120	128
Total interest income	43,887	35,718
Interest expense:
Demand deposits	1,704	1,550
Time deposits	2,738	2,388
Short-term borrowings	63	112
Long-term debt	1,312	954
Total interest expense	5,817	5,004
Net interest income	38,070	30,714
Provision for loan losses	110	2,561
Net interest income after provision for loan losses	37,960	28,153
Non-interest income:
Mortgage fees	2,499	1,558
Service charges	1,644	1,348
Earnings on bank-owned life insurance	654	580
Gain (loss) on sale of investment securities, net	49	(565)
Other	1,454	2,204
Total non-interest income	6,300	5,125
Non-interest expense:
Salaries and employee benefits	17,410	13,709
Occupancy	2,581	2,079
Furniture and equipment	1,628	1,598
Data processing and supplies	1,161	904
Advertising and business development	646	689
Insurance, professional and other services	2,259	1,508
FDIC insurance assessments	735	705
Loan, foreclosure and other real estate owned expenses	2,325	1,362
Other	3,246	2,217
Total non-interest expense	31,991	24,771
Income before income tax expense	12,269	8,507
Income tax expense	3,511	2,023
Net income	$8,758	$6,484

Basic earnings per common share	$0.27	$0.24
Diluted earnings per common share	$0.27	$0.24
Dividends declared and paid per common share	$0.05	$0.05

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$8,758	$6,484
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains on investments securities available-for-sale	1,354	5,803
Tax effect	(501)	(2,147)
Reclassification of (gains) losses recognized in net income	(49)	565
Tax effect	18	(209)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(161)	(334)
Tax effect	60	124
Net of tax amount	721	3,802
Cash flow hedging activities:
Unrealized holding losses	(1,296)	(914)
Tax effect	480	338
Reclassification of losses recognized in net income	—	457
Tax effect	—	(171)
Net of tax amount	(816)	(290)
Total other comprehensive income (loss)	(95)	3,512
Total comprehensive income	$8,663	$9,996

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

	Preferred stock		Common stock		Common stock - nonvoting		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	21,310,832	$181,684	5,992,213	$44,781	$41,559	$(3,143)	$3,143	$3,306	$271,330
Net income	—	—	—	—	—	—	6,484	—	—	—	6,484
Directors deferred fees	—	—	—	—	—	—	—	71	(71)	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	3,512	3,512
Common stock issued pursuant to:
Stock-based compensation	—	—	16,500	464	—	—	—	—	—	—	464
Dividend reinvestment plan	—	—	4,912	84	—	—	—	—	—	—	84
Cash dividends:
Common stock, $0.05 per share	—	—	—	—	—	—	(1,366)	—	—	—	(1,366)
Balance, March 31, 2014	—	$—	21,332,244	$182,232	5,992,213	$44,781	$46,677	$(3,072)	$3,072	$6,818	$280,508

Balance, December 31, 2014	—	$—	27,777,737	$281,488	4,820,844	$33,507	$65,211	$(3,429)	$3,429	$10,182	$390,388
Net income	—	—	—	—	—	—	8,758	—	—	—	8,758
Directors deferred fees	—	—	—	—	—	—	—	(1,520)	1,520	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(95)	(95)
Common stock issued pursuant to:
Stock-based compensation	—	—	17,963	720	—	—	—	—	—	—	720
Dividend reinvestment plan	—	—	5,102	84	—	—	—	—	—	—	84
Stock options exercised	—	—	156,125	1,907	—	—	—	—	—	—	1,907
Shares withheld for payment of taxes	—	—	(1,131)	(19)	—	—	—	—	—	—	(19)
Shares traded to exercise stock options	—	—	(60,187)	(1,047)	—	—	—	—	—	—	(1,047)
Excess income tax benefit	—	—	—	51	—	—	—	—	—	—	51
Cash dividends:
Common stock, $0.05 per share	—	—	—	—	—	—	(1,635)	—	—	—	(1,635)
Balance, March 31, 2015	—	$—	27,895,609	$283,184	4,820,844	$33,507	$72,334	$(4,949)	$4,949	$10,087	$399,112

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$8,758	$6,484
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	110	2,561
Depreciation and amortization	1,472	1,328
Amortization of premiums, net	958	1,103
Amortization of intangible assets	840	369
Accretion of fair value purchase accounting adjustments	(5,362)	(3,360)
Cash flow hedge expense	—	163
Stock-based compensation	720	464
Deferred compensation	103	126
Earnings on bank-owned life insurance	(654)	(580)
(Gain) loss on sale of investment securities, net	(49)	565
(Gain) loss on disposal of premises and equipment	(4)	14
Losses on other real estate owned	1,156	594
Gain on sale of loans (mortgage fees)	(2,499)	(1,558)
Origination of loans held for sale	(74,921)	(61,931)
Proceeds from sales of loans held for sale	89,922	69,412
Decrease in accrued interest receivable	1,328	1,790
Payments received from FDIC under loss-share agreements	611	2,848
(Increase) decrease in other assets	(432)	3,569
Increase (decrease) in accrued expenses and other liabilities	1,406	(5,127)
Net cash provided by operating activities	23,463	18,834
Investing activities
Purchases of investment securities available-for-sale	(46,928)	(8,298)
Proceeds from sales of investment securities available-for-sale	14,535	30,682
Proceeds from sales of investment securities held-to-maturity	—	3,476
Proceeds from maturities and payments of investment securities available-for-sale	11,974	6,410
Proceeds from maturities and payments of investment securities held-to-maturity	11,711	1,987
Redemption of Federal Home Loan Bank stock	3,924	4,750
Net increase in loans	(100,512)	(27,311)
Purchases of premises and equipment	(1,529)	(1,149)
Proceeds from disposal of premises and equipment	25	—
Investment in bank-owned life insurance	(52)	(52)
Investment in other real estate owned	(435)	(210)
Proceeds from sales of other real estate owned	4,748	7,424
Net cash provided by (used in) investing activities	(102,539)	17,709
Financing activities
Net increase in deposits	156,942	49,683
Net decrease in short-term borrowings	(66,280)	(77,680)
Net increase in long-term-debt	168	—
Common stock issued from exercise of stock options	860	—
Common stock issued pursuant to dividend reinvestment plan	84	84
Common stock repurchased in lieu of income taxes	(19)	—
Cash dividends paid, net of accretion	(1,635)	(1,366)
Net cash provided by (used in) financing activities	90,120	(29,279)
Net increase in cash and cash equivalents	11,044	7,264
Cash and cash equivalents, beginning of period	85,194	108,390
Cash and cash equivalents, end of period	$96,238	$115,654

Supplemental Statement of Cash Flows Disclosure
Interest paid	$5,113	$5,333
Income taxes paid	520	75
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$3,093	$5,313
Transfer of loans held for sale to loans	727	6,081
FDIC indemnification asset increase for losses, net	617	917

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2015 and 2014

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

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The information contained in the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 should be referred to in connection with these unaudited interim consolidated financial statements.

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to 2015 presentation. These reclassifications had no effect on net income, net income or shareholders' equity as previously reported.

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

Recently Adopted and Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the presentation of debt issuance costs in the balance sheet as a direct deduction from the related debt liability. This update affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of this ASU to have a material impact on the its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. The ASU may be adopted using either a modified retrospective method or a full retrospective method and early adoption is not permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

A summary of assets received and liabilities assumed for Harbor, as well as the associated fair value adjustments, are as follows:

	As Recorded by Harbor	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash and due from banks	$5,833	$—		$5,833
Investment securities available-for-sale	9,200	—		9,200
Federal Home Loan Bank stock, at cost	1,259	—		1,259
Loans	293,848	(4,207)	(1)	289,641
Premises and equipment	1,801	—		1,801
Accrued interest receivable	643	—		643
Other real estate owned	11	—		11
Core deposit intangible	—	3,700	(2)	3,700
Other assets	6,718	381	(3)	7,099
Total assets acquired	$319,313	$(126)		319,187
Liabilities
Deposits	$(254,521)	$(253)	(4)	(254,774)
Borrowings	(29,720)	(184)	(5)	(29,904)
Other liabilities	(2,268)	(85)	(6)	(2,353)
Total liabilities assumed	$(286,509)	$(522)		(287,031)
Net assets acquired				32,156
Total consideration paid (3,082,714 shares of voting common stock)				51,003
Goodwill				$18,847

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for the fair value of the core deposit intangible.

(3)	Adjustment for the deferred tax asset recognized from acquisition.

(4)	Adjustment for the fair value of time deposits.

(5)	Adjustment for the fair value of borrowings assumed.

(6)	Adjustment for the fair value of leases acquired.

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

A summary of assets received and liabilities assumed for Community First, as well as the associated fair value adjustments, are as follows:

	As Recorded by Community First	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash and due from banks	$47,330	$—		$47,330
Investment securities available-for-sale	12,000	—		12,000
Federal Home Loan Bank stock, at cost	293	—		293
Loans	152,885	(15,139)	(1)	137,746
Premises and equipment	545	(131)	(2)	414
Accrued interest receivable	436	—		436
Other real estate owned	1,419	(271)	(3)	1,148
Core deposit intangible	—	3,624	(4)	3,624
Other assets	6,849	4,552	(5)	11,401
Total assets acquired	$221,757	$(7,365)		214,392
Liabilities
Deposits	$(191,486)	$(180)	(6)	(191,666)
Borrowings	(4,560)	—		(4,560)
Other liabilities	(1,063)	(205)	(7)	(1,268)
Total liabilities assumed	$(197,109)	$(385)		(197,494)
Net assets acquired				16,898
Total consideration paid				26,734
Goodwill				$9,836

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for the fair value of premises and equipment.

(3)	Adjustment for the fair value of other real estate owned.

(4)	Adjustment for the fair value of the core deposit intangible.

(5)	Adjustment for the deferred tax asset recognized from acquisition.

(6)	Adjustment for the fair value of time deposits.

(7)	Adjustment for the fair value of leases acquired.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (1,190,763 shares)	$20,128
Redemption of preferred stock	850
Cash payments to common shareholders	5,756
Total consideration paid	$26,734

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

A summary of assets received and liabilities assumed for South Street, as well as the associated fair value adjustments, are as follows:

	As Recorded by South Street	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash and due from banks	$39,680	$—		$39,680
Investment securities available-for-sale	13,000	—		13,000
Federal Home Loan Bank stock, at cost	895	—		895
Loans	188,386	(10,433)	(1)	177,953
Premises and equipment	9,273	(611)	(2)	8,662
Accrued interest receivable	592	—		592
Other real estate owned	12,358	(3,788)	(3)	8,570
Core deposit intangible	—	2,387	(4)	2,387
Other assets	13,554	4,878	(5)	18,432
Total assets acquired	$277,738	$(7,567)		270,171
Liabilities
Deposits	$(236,526)	$(1,188)	(6)	(237,714)
Borrowings	(12,300)	—		(12,300)
Other liabilities	(7,075)	—		(7,075)
Total liabilities assumed	$(255,901)	$(1,188)		(257,089)
Net assets acquired				13,082
Total consideration paid				25,763
Goodwill				$12,681

Explanation of fair value adjustments:

(1)	Adjustment for the fair value of the loan portfolio.

(2)	Adjustment for the fair value of premises and equipment.

(3)	Adjustment for the fair value of other real estate owned.

(4)	Adjustment for the fair value of the core deposit intangible.

(5)	Adjustment for the deferred tax asset recognized from acquisition.

(6)	Adjustment for the fair value of time deposits.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (1,139,931 shares)	$19,778
Cash payments to common shareholders	5,985
Total consideration paid	$25,763

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

The Company incurred transaction-related costs of $2.8 million during the three months ended March 31, 2015, which were expensed as incurred as a component of non-interest expense. Transaction-related costs primarily include, but are not limited to, severance costs, professional services, data processing fees, marketing and advertising expenses.

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

The Company's basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Net income	$8,758	$6,484

Weighted average participating common shares - basic	32,680,824	27,316,809
Effects of dilutive Stock Rights	73,573	142,799
Weighted average participating common shares - diluted	32,754,397	27,459,608

Basic earnings per common share	$0.27	$0.24
Diluted earnings per common share	$0.27	$0.24

For the three months ended March 31, 2015 and 2014, respectively, there were no shares of Stock Rights excluded in computing diluted common shares outstanding.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$18,347	$321	$—	$18,668
State and municipals	163,331	11,491	15	174,807
Corporate debt securities	18,030	96	60	18,066
Other debt securities	39,478	44	202	39,320
Equity securities	11,648	167	233	11,582
Mortgage-backed securities:
Residential government sponsored	25,462	854	29	26,287
Other government sponsored	1,738	123	—	1,861
	$278,034	$13,096	$539	$290,591
Held-to-maturity:
State and municipals	$210,734	$7,177	$276	$217,635
Corporate debt securities	14,000	70	920	13,150
	$224,734	$7,247	$1,196	$230,785

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$17,636	$252	$—	$17,888
State and municipals	178,263	10,899	227	188,935
Corporate debt securities	13,808	4	197	13,615
Other debt securities	12,764	—	198	12,566
Equity securities	6,145	85	321	5,909
Mortgage-backed securities:
Residential government sponsored	27,450	884	60	28,274
Other government sponsored	1,972	131	—	2,103
	$258,038	$12,255	$1,003	$269,290
Held-to-maturity:
State and municipals	$213,092	$6,266	$389	$218,969
Corporate debt securities	14,000	48	1,020	13,028
Other debt securities	10,000	—	—	10,000
	$237,092	$6,314	$1,409	$241,997

The amortized cost and estimated fair value of investment securities at March 31, 2015, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale:
Due within one year	$1,648	$1,650
Due after one through five years	21,682	22,121
Due after five through ten years	18,338	18,566
Due after ten years	224,718	236,672
Total debt securities	266,386	279,009
Equity securities	11,648	11,582
	$278,034	$290,591

Held-to-maturity:
Due after one year through five years	$20,904	$20,586
Due after five through ten years	11,749	11,836
Due after ten years	192,081	198,363
	$224,734	$230,785

At March 31, 2015 and December 31, 2014, investment securities with an estimated fair value of approximately $250.2 million and $269.2 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Proceeds from sales	$14,535	$34,158

Gross realized gains on sales	$82	$337
Gross realized losses on sales	(33)	(902)
Total realized gains (losses), net	$49	$(565)

During the three months ended March 31, 2014, the Company sold $3.3 million of investment securities classified as held-to-maturity. These securities were state and municipal debt obligations that were downgraded by Moody's as a result of allegations of fraud and multiple pending investigations of the issuer. The Company recorded a realized gain of $0.2 million on this sale. The Company's intent and ability to hold the remaining held-to-maturity securities was not impacted by these sales.

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015	(Dollars in thousands)
Available-for-sale:
State and municipals	2	$2,369	$4	1	$1,067	$11	$3,436	$15
Corporate debt securities	1	4,181	34	1	2,974	26	7,155	60
Other debt securities	6	15,745	43	1	4,614	159	20,359	202
Equity securities	1	5,487	15	1	760	218	6,247	233
Mortgage-backed securities	—	—	—	3	3,745	29	3,745	29
	10	$27,782	$96	7	$13,160	$443	$40,942	$539

Held-to-maturity:
State and municipals	9	$8,509	$48	18	$16,097	$228	$24,606	$276
Corporate debt securities	—	—	—	1	3,080	920	3,080	920
	9	$8,509	$48	19	$19,177	$1,148	$27,686	$1,196

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014	(Dollars in thousands)
Available-for-sale:
State and municipals	—	$—	$—	11	$24,083	$227	24,083	$227
Corporate debt securities	3	10,134	172	1	2,975	25	13,109	197
Other debt securities	—	—	—	1	4,566	198	4,566	198
Equity securities	1	1,850	18	1	676	303	2,526	321
Mortgage-backed securities	1	4,703	11	4	4,476	49	9,179	60
	5	$16,687	$201	18	$36,776	$802	$53,463	$1,003

Held-to-maturity:
State and municipals	2	$2,148	$25	36	$42,297	$364	$44,445	$389
Corporate debt securities	—	—	—	1	2,980	1,020	2,980	1,020
	2	$2,148	$25	37	$45,277	$1,384	$47,425	$1,409

All state and municipal securities in an unrealized loss position were rated as investment grade at March 31, 2015. The Company noted that, of the 30 municipal securities in an unrealized loss position, none of the securities had an unrealized loss of greater than 4% of their carrying value. The corporate debt securities are issued by well-capitalized and sound financial institutions. The other debt securities are rated above Aa2 by Moody’s and, in the aggregate, had an unrealized loss of less than 1% of their carrying value. The gross unrealized losses reported for the mortgage-backed securities relate to investment securities issued by the Federal National Mortgage Association, the Government National Mortgage Association, or Federal Home Loan Mortgage Corporation. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these investment securities before the anticipated recovery of the amortized cost basis. The unrealized losses for the debt securities are caused by changes in market interest rates and not credit concerns related to the respective issuers.

The equity securities held by the Company in an unrealized loss position at March 31, 2015 consist of publicly-traded common stock of an investment company, as well as preferred stock of a well-capitalized and sound financial institution. The Company concluded there are no concerns about the long-term viability of the issuers. The Company has the positive intent and ability to hold these securities until the anticipated recovery of value occurs.

Based on this analysis, the Company does not consider any investment securities to be other-than-temporarily impaired at March 31, 2015.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below:

	March 31, 2015			December 31, 2014
	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
	(Dollars in thousands)
Commercial real estate	$1,327,759	$385,232	$1,712,991	$1,181,492	$403,672	$1,585,164
Commercial construction	236,957	44,146	281,103	265,968	48,668	314,636
Commercial and industrial	163,695	35,271	198,966	154,132	38,200	192,332
Leases	21,489	—	21,489	21,100	—	21,100
Total commercial	1,749,900	464,649	2,214,549	1,622,692	490,540	2,113,232
Residential construction	49,614	28,406	78,020	43,298	29,854	73,152
Residential mortgage	451,968	415,067	867,035	439,600	432,818	872,418
Consumer and other	11,119	5,114	16,233	10,851	5,445	16,296
Total portfolio loans	$2,262,601	$913,236	$3,175,837	$2,116,441	$958,657	$3,075,098

(1)
Amount includes $129.9 million and $137.5 million of acquired loans covered under FDIC loss-share agreements at March 31, 2015 and December 31, 2014, respectively. The unpaid principal balance for acquired loans covered under FDIC loss-share agreements was $132.1 million and $140.4 million at March 31, 2015 and December 31, 2014, respectively.

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. The following table details changes in the carrying amount of covered acquired loans and accretable yield for loans receivable for the three months ended March 31, 2015 and the year ended December 31, 2014:

	2015		2014
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
	(Dollars in thousands)
Balance at beginning of period	$(2,213)	$137,459	$(6,058)	$187,661
Reductions from payments and foreclosures, net	—	(8,217)	—	(54,489)
Reclass from non-accretable to accretable yield	(14)	14	(221)	221
Accretion	599	599	4,066	4,066
Balance at end of period	$(1,628)	$129,855	$(2,213)	$137,459

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of ASC Topic 310-30: Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. Generally, the acquired loans that meet the Company’s definition for substandard status fall within the definition of credit-impaired covered loans.

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank. At March 31, 2015 and December 31 2014, real estate loans with carrying values of $1.17 billion and $1.10 billion, respectively, were pledged to secure borrowing facilities from these institutions.

A summary of the changes to the allowance for loan losses, by class of financing receivable, is presented below:

For the three months ended March 31, 2015	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance December 31, 2014	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399
Charge-offs	(1,546)	(6)	(85)	—	—	(288)	(56)	(1,981)
Recoveries	177	774	213	—	30	192	11	1,397
Provision (1)	1,573	(1,314)	(206)	(18)	(192)	195	72	110
Change in FDIC indemnification asset (1)	(87)	(388)	(32)	—	3	(67)	(3)	(574)
Balance March 31, 2015	$12,802	$3,377	$3,116	$85	$411	$9,345	$215	$29,351

For the three months ended March 31, 2014	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance December 31, 2013	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875
Charge-offs	(1,586)	(1,580)	(1,254)	—	—	(1,064)	(92)	(5,576)
Recoveries	138	549	113	—	10	142	9	961
Provision (2)	67	199	1,200	18	27	949	101	2,561
Change in FDIC indemnification asset (2)	147	(239)	64	—	(6)	61	32	59
Balance March 31, 2014	$13,518	$5,667	$3,260	$74	$244	$7,818	$299	$30,880

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(0.7) million for the three months ended March 31, 2015. This resulted in a decrease in the FDIC indemnification asset of $0.6 million , which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $0.1 million for the three months ended March 31, 2015.

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

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential Mortgage	Consumer and other	Total
	(Dollars in thousands)
Balances at March 31, 2015:
Specific reserves:
Impaired loans	$2,112	$159	$479	$—	$58	$1,932	$9	$4,749
Purchase credit impaired loans	1,620	226	147	—	3	1,359	9	3,364
Total specific reserves	3,732	385	626	—	61	3,291	18	8,113
General reserves	9,070	2,992	2,490	85	350	6,054	197	21,238
Total	$12,802	$3,377	$3,116	$85	$411	$9,345	$215	$29,351

Loans:
Individually evaluated for impairment	$33,027	$4,058	$1,751	$—	$512	$17,357	$92	$56,797
Purchase credit impaired loans	78,558	10,974	4,380	—	571	47,742	851	143,076
Loans collectively evaluated for impairment	1,601,406	266,071	192,835	21,489	76,937	801,936	15,290	2,975,964
Total	$1,712,991	$281,103	$198,966	$21,489	$78,020	$867,035	$16,233	$3,175,837

Balances at December 31, 2014:
Specific reserves:
Impaired loans	$1,614	$118	$42	$—	$230	$972	$13	$2,989
Purchase credit impaired loans	1,727	424	152	—	—	1,556	11	3,870
Total specific reserves	3,341	542	194	—	230	2,528	24	6,859
General reserves	9,344	3,769	3,032	103	340	6,785	167	23,540
Total	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399

Loans:
Individually evaluated for impairment	$27,578	$4,080	$1,264	$—	$657	$13,019	$126	$46,724
Purchase credit impaired loans	82,477	11,326	4,591	—	952	50,164	872	150,382
Loans collectively evaluated for impairment	1,475,109	299,230	186,477	21,100	71,543	809,235	15,298	2,877,992
Total	$1,585,164	$314,636	$192,332	$21,100	$73,152	$872,418	$16,296	$3,075,098

The following tables present information related to impaired loans, excluding purchased impaired loans:

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
March 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$13,223	$13,188	$2,068	$19,435	$19,416
Commercial construction	1,599	1,595	134	2,269	2,262
Commercial and industrial	1,297	1,287	453	264	267
Residential construction	348	347	43	—	—
Residential mortgage	7,764	7,739	1,120	4,645	4,632
Consumer and other	93	92	9	—	—
Total originated	24,324	24,248	3,827	26,613	26,577
Acquired:
Commercial real estate	424	424	43	628	645
Commercial construction	203	201	25	264	264
Commercial and industrial	198	197	27	—	27
Residential construction	165	165	15	—	—
Residential mortgage	4,024	4,395	812	4,111	4,244
Total acquired	5,014	5,382	922	5,003	5,180
Total loans	$29,338	$29,630	$4,749	$31,616	$31,757

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
December 31, 2014	(Dollars in thousands)
Originated:
Commercial real estate	$10,110	$10,089	$1,571	$17,095	$17,071
Commercial construction	1,734	1,728	105	2,227	2,218
Commercial and industrial	798	790	26	268	271
Residential construction	350	349	44	—	—
Residential mortgage	6,278	6,260	694	5,057	5,045
Consumer and other	127	126	13	—	—
Total originated	19,397	19,342	2,453	24,647	24,605
Acquired:
Commercial real estate	429	428	43	796	824
Commercial construction	133	132	13	469	467
Commercial and industrial	204	203	16	1	28
Residential construction	308	308	185	114	114
Residential mortgage	1,574	1,614	279	7,266	7,744
Total acquired	2,648	2,685	536	8,646	9,177
Total loans	$22,045	$22,027	$2,989	$33,293	$33,782

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans:

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Impaired loans with allowance:
Commercial real estate	$12,565	$81	$21,276	$205
Commercial construction	1,774	18	4,144	37
Commercial and industrial	1,433	12	1,545	10
Residential construction	404	3	365	3
Residential mortgage	9,722	15	7,601	44
Consumer and other	104	1	107	—
Total impaired loans with allowance	$26,002	$130	$35,038	$299
Impaired loans with no allowance:
Commercial real estate	$19,308	$98	$12,966	$38
Commercial construction	2,589	15	7,126	37
Commercial and industrial	262	—	326	—
Residential construction	114	—	—	—
Residential mortgage	10,647	46	11,266	45
Consumer and other	—	—	56	—
Total impaired loans with no allowance	$32,920	$159	$31,740	$120

For the three months ended March 31, 2015 and 2014, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. The amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

At March 31, 2015 and December 31, 2014, the Company had $1.2 million and $2.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in progress.

The following tables present an aging analysis of the recorded investment in the Company's loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
March 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$880	$—	$—	$8,673	$9,553	$1,318,206	$1,327,759
Commercial construction	11	102	—	1,009	1,122	235,835	236,957
Commercial and industrial	131	24	—	502	657	163,038	163,695
Leases	—	—	—	—	—	21,489	21,489
Residential construction	—	—	—	—	—	49,614	49,614
Residential mortgage	1,667	185	—	4,592	6,444	445,524	451,968
Consumer and other	16	81	—	—	97	11,022	11,119
Total originated	2,705	392	—	14,776	17,873	2,244,728	2,262,601
Acquired:
Commercial real estate	814	119	—	3,551	4,484	380,748	385,232
Commercial construction	161	90	—	559	810	43,336	44,146
Commercial and industrial	116	—	—	197	313	34,958	35,271
Residential construction	419	—	—	165	584	27,822	28,406
Residential mortgage	2,060	669	—	8,668	11,397	403,670	415,067
Consumer and other	37	26	—	51	114	5,000	5,114
Total acquired	3,607	904	—	13,191	17,702	895,534	913,236
Total loans	$6,312	$1,296	$—	$27,967	$35,575	$3,140,262	$3,175,837

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
December 31, 2014	(Dollars in thousands)
Originated:
Commercial real estate	$1,974	$—	$—	$3,476	$5,450	$1,176,042	$1,181,492
Commercial construction	12	—	—	1,084	1,096	264,872	265,968
Commercial and industrial	102	24	—	417	543	153,589	154,132
Leases	—	—	—	—	—	21,100	21,100
Residential construction	200	—	—	—	200	43,098	43,298
Residential mortgage	1,508	1,268	—	3,498	6,274	433,326	439,600
Consumer and other	6	—	—	—	6	10,845	10,851
Total originated	3,802	1,292	—	8,475	13,569	2,102,872	2,116,441
Acquired:
Commercial real estate	880	155	—	4,508	5,543	398,129	403,672
Commercial construction	230	67	—	779	1,076	47,592	48,668
Commercial and industrial	121	27	—	197	345	37,855	38,200
Residential construction	—	—	—	422	422	29,432	29,854
Residential mortgage	2,200	848	—	10,312	13,360	419,458	432,818
Consumer and other	92	2	—	30	124	5,321	5,445
Total acquired	3,523	1,099	—	16,248	20,870	937,787	958,657
Total loans	$7,325	$2,391	$—	$24,723	$34,439	$3,040,659	$3,075,098

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
Loss - Loans classified as loss are considered uncollectable and are in the process of being charged-off, as soon as practical, once so classified.

The following tables present the recorded investment in the Company’s loans by credit quality indicator:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$1,248,008	$41,450	$38,301	$—	$—	$1,327,759
Commercial construction	227,477	6,128	3,352	—	—	236,957
Commercial and industrial	155,177	3,854	4,664	—	—	163,695
Leases	21,489	—	—	—	—	21,489
Residential construction	49,267	—	347	—	—	49,614
Residential mortgage	419,218	20,217	12,533	—	—	451,968
Consumer and other	10,640	387	92	—	—	11,119
Total originated	2,131,276	72,036	59,289	—	—	2,262,601
Acquired:
Commercial real estate	324,353	34,310	26,485	84	—	385,232
Commercial construction	31,345	6,475	6,326	—	—	44,146
Commercial and industrial	33,179	788	1,284	20	—	35,271
Residential construction	27,176	394	836	—	—	28,406
Residential mortgage	355,221	36,846	22,499	501	—	415,067
Consumer and other	4,937	126	51	—	—	5,114
Total acquired	776,211	78,939	57,481	605	—	913,236
Total loans	$2,907,487	$150,975	$116,770	$605	$—	$3,175,837

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(Dollars in thousands)
Originated:
Commercial real estate	$1,100,361	$46,935	$34,196	$—	$—	$1,181,492
Commercial construction	256,987	5,530	3,451	—	—	265,968
Commercial and industrial	145,722	3,980	4,430	—	—	154,132
Leases	21,100	—	—	—	—	21,100
Residential construction	42,806	143	349	—	—	43,298
Residential mortgage	407,319	20,946	11,335	—	—	439,600
Consumer and other	10,331	428	92	—	—	10,851
Total originated	1,984,626	77,962	53,853	—	—	2,116,441
Acquired:
Commercial real estate	342,240	35,816	25,531	85	—	403,672
Commercial construction	36,346	5,910	6,320	92	—	48,668
Commercial and industrial	36,039	644	1,482	35	—	38,200
Residential construction	28,833	—	1,021	—	—	29,854
Residential mortgage	370,523	36,098	24,616	1,581	—	432,818
Consumer and other	5,256	159	30	—	—	5,445
Total acquired	819,237	78,627	59,000	1,793	—	958,657
Total loans	$2,803,863	$156,589	$112,853	$1,793	$—	$3,075,098

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

The following tables provide a summary of loans modified as TDRs:

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
March 31, 2015	(Dollars in thousands)
Commercial real estate	$5,077	$—	$5,077	$243
Commercial construction	1,339	50	1,389	14
Commercial and industrial	1,063	—	1,063	398
Residential mortgage	7,596	15	7,611	744
Consumer and other	92	—	92	10
Total modifications	$15,167	$65	$15,232	$1,409
Number of contracts	35	2	37

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2014	(Dollars in thousands)
Commercial real estate	$3,835	$—	$3,835	$165
Commercial construction	1,341	50	1,391	16
Commercial and industrial	651	—	651	25
Residential mortgage	7,625	16	7,641	592
Consumer and other	126	—	126	13
Total modifications	$13,578	$66	$13,644	$811
Number of contracts	33	2	35

At March 31, 2015 and December 31, 2014, the Company had no available commitments outstanding on TDRs.

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

The following tables present new TDRs by modification category. All balances represent the recorded investment at the end of the period in which the modification was made.

	Three Months Ended March 31, 2015
	Term Modification	Payment Modification	Combination Modification	Total Modifications
	(Dollars in thousands)
Commercial real estate	$417	$—	$863	$1,280
Commercial and industrial	—	419	—	419
Total modifications	$417	$419	$863	$1,699

	Three Months Ended March 31, 2014
	Payment Modification	Total Modifications
	(Dollars in thousands)
Commercial real estate	$1,338	$1,338

The following tables summarize the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred. The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Residential mortgage	$—	$110
Consumer and other	34	—

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Loans held for sale	$25,505	$18,895
Proceeds from sales of loans held for sale	89,922	69,412
Mortgage fees	2,499	1,558

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

Each loss-sharing arrangement consists of one single family residential mortgage loan agreement and one commercial and other loans and other real estate owned agreement. The commercial and other loan and other real estate owned loss-share agreements provide for FDIC loss-sharing for five years from April 9, 2010 and October 14, 2011 for the purchases of Beach First and Blue Ridge, respectively, and reimbursement to the FDIC for eight years from these dates. The Company does not anticipate any material loss related to the expiration of the loss-sharing arrangement for Beach First, which will occur in the second quarter of 2015. The single family residential mortgage loan loss-share agreements provide for FDIC loss-sharing and reimbursement for recoveries to the FDIC for ten years from these dates for the purchases, and reimbursement to the FDIC for ten years from these dates.

The following table presents activity for the FDIC indemnification asset for the three months ended March 31, 2015 and the year ended December 31, 2014:

	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$5,097	$16,886
Accretion of present value discount, net	92	1,061
Post-acquisition adjustments	261	(2,920)
Receipt of payments from FDIC	(611)	(9,930)
Balance at end of period	$4,839	$5,097

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

Derivatives Designated as Cash Flow Hedges of Interest Rate Risk

The Company has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. The Company entered into an interest rate swap transaction with a notional amount of $125 million, which was designated as a cash flow hedge of the changes in cash flows attributable to changes in one-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the first $125 million of the Company's variable rate money market funding arrangement. The Company receives interest at the one-month LIBOR rate and pays a fixed interest rate under the terms of the swap agreement. The termination date of the swap agreement is March 18, 2019.

Derivatives Not Designated as Hedges

The Company utilizes derivative financial instruments, which may include interest rate swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. These derivative positions are recorded at fair value on the Company’s consolidated balance sheet and, due to the matched nature of these derivative instruments, changes in fair value do not impact the Company’s earnings. At March 31, 2015 and December 31, 2014, the Company had notional amounts of $35.9 million and $34.7 million, respectively, on interest rate contracts with corporate customers and in offsetting interest rate contracts with another financial institution to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents the fair value of the Company’s derivatives:

	March 31, 2015			December 31, 2014
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivative assets:
Derivatives not designated as hedging instruments:
Interest rate swaps	$35,926	Other assets	$1,050	$34,692	Other assets	$723

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate swap	$125,000	Accrued expenses and other liabilities	$1,604	$125,000	Accrued expenses and other liabilities	$308
Derivatives not designated as hedging instruments:
Interest rate swaps	$35,926	Accrued expenses and other liabilities	$1,050	$34,692	Accrued expenses and other liabilities	$723

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
	(Dollars in thousands)
March 31, 2015
Derivative assets	$1,050	$—	$1,050	$—	$—	$1,050
Derivative liabilities	2,654	—	2,654	—	2,654	—
Total derivative instruments	$3,704	$—	$3,704	$—	$2,654	$1,050

December 31, 2014
Derivative assets	$723	$—	$723	$—	$—	$723
Derivative liabilities	1,031	—	1,031	—	1,031	—
Total derivative instruments	$1,754	$—	$1,754	$—	$1,031	$723

The Company has recorded a net loss of $1.0 million, net of tax, as accumulated other comprehensive income at March 31, 2015 associated with cash flow hedging instruments and expects $1.4 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months. The following table presents the amounts recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges, net of tax:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Amount of net gains losses recorded in OCI (effective portion)	$816	$576
Amount of net losses reclassified from OCI to earnings (1)	—	286

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended March 31, 2015 and 2014. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

Counterparty Credit Risk – By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At March 31, 2015, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $2.7 million, for which the Company has posted collateral with a fair value of $4.8 million.

NOTE 8 – BORROWINGS

The following table presents the Company’s short-term borrowings:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Repurchase agreements	$28,654	$25,834
Advances from FHLB	18,000	102,100
Federal funds purchased	15,000	—
Total short-term borrowings	$61,654	$127,934

Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The following table presents the Company’s long-term debt:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
FHLB advances	$52,000	$52,000
Subordinated notes	60,000	60,000
Junior subordinated debentures	23,713	23,713
	135,713	135,713
Less: FHLB prepayment penalty	1,708	1,899
Total long-term debt	$134,005	$133,814

The following table details the Company's long-term FHLB advances outstanding:

Maturity	Interest Rate	March 31, 2015	December 31, 2014
		(Dollars in thousands)
July 2016	0.88%	$2,000	$2,000
August 2016	1.72%	2,000	2,000
January 2018	2.15%	15,000	15,000
January 2018	2.27%	10,000	10,000
July 2018	1.78%	3,000	3,000
January 2020	0.47%	10,000	10,000
January 2020	0.47%	10,000	10,000
		$52,000	$52,000

The advances from the FHLB have been made against a $582.1 million line of credit secured by real estate loans and investment securities with carrying values of $821.3 million and $7.4 million, respectively, at March 31, 2015.

The Company has entered into a 364-day revolving credit facility (the “Credit Agreement”) for an aggregate principal amount of up to $15 million at any time outstanding. The Credit Agreement matures on November 13, 2015. There were no borrowings outstanding under the Credit Agreement at March 31, 2015 and December 31, 2014, respectively.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At March 31, 2015, commercial loans and investment securities with carrying values of $346.2 million and $2.8 million, respectively, were assigned under these arrangements. At March 31, 2015, the Company had approximately $208.1 million in borrowing capacity available under these arrangements with no outstanding balance due.

The Company was not aware of any violations of loan covenants at March 31, 2015.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income, net of taxes:

	Unrealized Holding Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2014	$7,089	$3,289	$(196)	$10,182
Other comprehensive income (loss) before reclassifications	854	—	(816)	38
Reclassifications from accumulated other comprehensive income	(31)	(102)	—	(133)
Net current period other comprehensive income (loss)	823	(102)	(816)	(95)
Balance at March 31, 2015	$7,912	$3,187	(1,012)	$10,087

Balance at December 31, 2013	$(1,946)	$3,811	$1,441	$3,306
Other comprehensive income (loss) before reclassifications	3,656	—	(576)	3,080
Reclassifications from accumulated other comprehensive income	356	(210)	286	432
Net current period other comprehensive income (loss)	4,012	(210)	(290)	3,512
Balance at March 31, 2014	$2,066	$3,601	$1,151	$6,818

The following table details reclassification adjustments from accumulated other comprehensive income:

	Three Months Ended March 31,
Component of Accumulated Other Comprehensive Income	2015	2014	Affected Line Item in the Consolidated Statement of Income
	(Dollars in thousands)
Unrealized holding gains (losses) on investment securities available-for-sale	$49	$(565)	Gain (loss) on sale of investment securities, net
	(18)	209	Income tax expense
	31	(356)	Total, net of tax

Unrealized holding gains on investment securities transferred from available-for-sale to held-to-maturity (1)	161	334	Interest income - investment securities
	(59)	(124)	Income tax expense
	102	210	Total, net of tax

Unrealized holding gains (losses) on cash flow hedging activities	—	(457)	Interest expense - demand deposits
	—	171	Income tax expense
	—	(286)	Total, net of tax
Total reclassifications for the period	$133	$(432)

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
	(Dollars in thousands)
March 31, 2015
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$18,668	$—	$18,668	$—
State and municipals	174,807	—	174,807	—
Corporate debt securities	18,066	—	18,066	—
Other debt securities	39,320	—	39,320	—
Equity securities	11,582	760	10,822	—
Mortgage-backed securities:
Residential government sponsored	26,287	—	26,287	—
Other government sponsored	1,861	—	1,861	—
Total investment securities available-for-sale	290,591	760	289,831	—
Derivative instruments:
Interest rate swap - not designated	1,050	—	1,050	—
Total derivative instruments	1,050	—	1,050	—
Total assets measured at fair value on a recurring basis	$291,641	$760	$290,881	$—
Liabilities:
Interest rate swap - cash flow hedge	$1,604	$—	$1,604	—
Interest rate swap - not designated	1,050	—	1,050	—
Total liabilities measured at fair value on a recurring basis	$2,654	$—	$2,654	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2014
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$17,888	$—	$17,888	$—
State and municipals	188,935	—	188,935	—
Corporate debt securities	13,615	—	13,615	—
Other debt securities	12,566	—	12,566	—
Equity securities	5,909	676	5,233	—
Mortgage-backed securities:
Residential government sponsored	28,274	—	28,274	—
Other government sponsored	2,103	—	2,103	—
Total investment securities available-for-sale	269,290	676	268,614	—
Derivative instruments:
Interest rate swap - not designated	723	—	723	—
Total derivative instruments	723	—	723	—
Total assets measured at fair value on a recurring basis	$270,013	$676	$269,337	$—
Liabilities:
Interest rate swap - cash flow hedge	$308	$—	$308	$—
Interest rate swap - not designated	723	—	723	—
Total liabilities measured at fair value on a recurring basis	$1,031	$—	$1,031	$—

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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2015
Loans held for sale	$25,505	$—	$25,505	$—
Impaired loans	191,760	—	—	191,760
Other real estate owned	39,427	—	—	39,427
Total assets measured at fair value on a nonrecurring basis	$256,692	$—	$25,505	$231,187

December 31, 2014
Loans held for sale	$37,280	$—	$37,280	$—
Impaired loans	190,247	—	—	190,247
Other real estate owned	42,531	—	—	42,531
Total assets measured at fair value on a nonrecurring basis	$270,058	$—	$37,280	$232,778

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2015:

Description	Fair Value (Dollars in thousands)	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$191,760	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$39,427	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2015	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$96,238	$96,238	$96,238	$—	$—
Investment securities available-for-sale	290,591	290,591	760	289,831	—
Investment securities held-to-maturity	224,734	230,785	—	230,785	—
Federal Home Loan Bank stock	6,638	6,638	—	6,638	—
Loans held for sale	25,505	25,505	—	25,505	—
Loans receivable, net	3,146,486	3,173,125	—	2,981,365	191,760
Accrued interest receivable	13,186	13,186	—	13,186	—
FDIC indemnification asset	4,839	4,839	—	—	4,839
Investment in bank-owned life insurance	94,102	94,102	—	94,102	—
Interest rate swap derivative - not designated	1,050	1,050	—	1,050	—
Financial liabilities:
Demand deposits and savings	$2,229,389	$2,229,389	$—	$2,229,389	$—
Time deposits	1,323,537	1,340,133	—	1,340,133	—
Short-term borrowings	61,654	61,654	—	61,654	—
Long-term debt	134,005	132,039	—	132,039	—
Accrued interest payable	2,715	2,715	—	2,715	—
Interest rate swap derivative - cash flow hedge	1,604	1,604	—	1,604	—
Interest rate swap derivative - not designated	1,050	1,050	—	1,050	—

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2014	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$85,194	$85,194	$85,194	$—	$—
Investment securities available-for-sale	269,290	269,290	676	268,614	—
Investment securities held-to-maturity	237,092	241,997	—	241,997	—
Federal Home Loan Bank stock	10,562	10,562	—	10,562	—
Loans held for sale	37,280	37,280	—	37,280	—
Loans receivable, net	3,044,699	3,070,477	—	2,880,230	190,247
Accrued interest receivable	14,514	14,514	—	14,514	—
FDIC indemnification asset	5,097	5,097	—	—	5,097
Investment in bank-owned life insurance	93,396	93,396	—	93,396	—
Interest rate swap derivative - not designated	723	723	—	723	—
Financial liabilities:
Demand deposits and savings	$2,192,723	$2,192,723	$—	$2,192,723	$—
Time deposits	1,203,674	1,218,869	—	1,218,869	—
Short-term borrowings	127,934	127,934	—	127,934	—
Long-term debt	133,814	131,417	—	131,417	—
Accrued interest payable	2,011	2,011	—	2,011	—
Interest rate swap derivative - cash flow hedge	308	308	—	308	—
Interest rate swap derivative - not designated	723	723	—	723	—

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

The following table presents the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commitments under unfunded loans and lines of credit	$699,641	$663,137
Letters of credit	7,519	6,607
Unused credit card lines	4,361	4,512

In addition to the above noted credit commitments, the Company has committed to invest up to $8.8 million in limited partnership interests of unconsolidated entities, of which $5.6 million was unfunded at March 31, 2015 and December 31, 2014, respectively.

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

NOTE 12 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At March 31, 2015, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013 Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). The 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. At March 31, 2015, the Company had 173,683 Rights issued under the 2006 Omnibus Plan, 443,981 Rights issued and 972,007 Rights available for grants or awards under the 2013 Omnibus Plan, and 145,660 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. There were no grants of options during the three months ended March 31, 2015.

A summary of the Company’s stock option activity for the three months ended March 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding at December 31, 2014	337,778	$11.37
Exercised	156,125	12.22
Forfeited or expired	—	—
Outstanding at March 31, 2015	181,653	$10.63	2.74	$1,356
Exercisable at March 31, 2015	180,229	$10.64	2.72	$1,344
Share options expected to vest	1,424	$9.67	5.03	$12

The related compensation expense recognized for stock options was immaterial for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was an immaterial amount of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 0.11 years.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2014	601,268	$14.90
Granted	2,000	16.70
Vested	(17,963)	16.20
Forfeited	(3,334)	10.87
Unvested at March 31, 2015	581,971	$14.89

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the three months ended March 31, 2015 and 2014 was $0.7 million and $0.5 million, respectively. At March 31, 2015, there was $7.0 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.43 years. The grant-date fair value of restricted stock grants vested during the three months ended March 31, 2015 and 2014 was $0.3 million and $0.2 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q, “the Company,” “we,” “us,” or “our” refers to BNC Bancorp and our consolidated subsidiaries, including Bank of North Carolina (sometimes referred to as “BNC” as a separate legal entity), except where the context indicates otherwise. BNC Bancorp is individually referred to as the "Parent Company."

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the allowance for loan losses, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to the Company’s significant accounting policies during the first quarter of 2015. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” included herein.

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

Net income for the quarter ended March 31, 2015 was $8.8 million, or $0.27 per diluted share, an increase of 35.1% from net income of $6.5 million, or $0.24 per diluted share, for the quarter ended March 31, 2014. The increase was primarily due to the significant increase in interest-earning assets due to the acquisitions of South Street Financial Corporation (“South Street”) and Community First Financial Group, Inc. (“Community First”), respectively, during the second quarter of 2014, as well as the acquisition of Harbor Bank Group (“Harbor”), which closed on December 1, 2014 (collectively the "acquisitions").

Total assets at March 31, 2015 were $4.17 billion, an increase of 2.5% as compared to total assets of $4.07 billion at December 31, 2014.
The Company continues to see continued growth in economic activity in our markets, which has directly translated to an increase in lending activities. Originated loans increased by $146.2 million, or 6.9%, from December 31, 2014 to March 31, 2015. These increases have been a direct result of our recent acquisitions, credit campaigns and our continued ability to attract and retain experienced loan originators.

Analysis of Results of Operations

Net Interest Income

Net interest income is the primary source of BNC’s revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and loan prepayment behavior. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and investment securities is computed on a fully-taxable equivalent basis ("FTE"). Net interest income, interest rate spread, and net interest margin are discussed on a taxable equivalent basis.

FTE net interest income for the first quarter of 2015 was $39.9 million, an increase of 22.1% from $32.7 million for the first quarter of 2014. The increase was primarily driven by an increase in average interest-earning assets of $828.7 million, or 28.8%, as compared to first quarter of 2014. These increases were due to interest-earning assets acquired from the acquisitions, as well as continued organic loan growth across the Company's markets.

The Company’s average yield on interest-earning assets was 5.00% for the first quarter of 2015, a decrease of 31 basis points from 5.31% for the first quarter of 2014. The decrease is primarily due to a decrease in the yield earned on the Company’s portfolio loans, which was 5.08% for the first quarter of 2015, as compared 5.49% for the first quarter of 2014. The decrease in yield on the portfolio loans from first quarter of 2014 was partially offset by an additional $1.4 million of loan accretion from the acquired loan portfolio.

Average interest-bearing liabilities were $3.15 billion for the quarter ended March 31, 2015, an increase of 23.4% from $2.55 billion for the first quarter of 2014. The increase was due to an additional $545.7 million of average interest-bearing deposits, primarily from the acquisitions. The Company also increased average borrowings by $50.7 million, which is comprised of additional net borrowings from the issuance of subordinated notes during 2014. The Company’s average cost of interest-bearing liabilities was 0.75% for the first quarter of 2015, a decrease of 5 basis points from 0.80% for the first quarter of 2014.

The following table details the major components of net interest income and the related yields and rates:

Table 1
Average Balance and Net Interest Income (FTE)

	For the Three Months Ended March 31,
	2015			2014
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases (1)	$3,128,992	$39,205	5.08%	$2,288,490	$30,965	5.49%
Loans held for sale	25,747	215	3.39%	18,737	150	3.25%
Investment securities, taxable	141,963	1,166	3.33%	124,268	1,086	3.54%
Investment securities, tax-exempt (2)	353,624	5,049	5.79%	385,472	5,379	5.66%
Interest-earning balances and other	57,926	120	0.84%	62,579	128	0.83%
Total interest-earning assets	3,708,252	45,755	5.00%	2,879,546	37,708	5.31%
Other assets	388,947			302,177
Total assets	$4,097,199			$3,181,723
Interest-bearing liabilities:
Demand deposits	$1,514,308	$1,653	0.44%	$1,219,507	$1,501	0.50%
Savings deposits	140,681	51	0.15%	103,817	49	0.19%
Time deposits	1,275,326	2,738	0.87%	1,061,294	2,388	0.91%
Borrowings	216,182	1,375	2.58%	165,499	1,066	2.61%
Total interest-bearing liabilities	3,146,497	5,817	0.75%	2,550,117	5,004	0.80%
Non-interest-bearing deposits	532,348			335,416
Other liabilities	24,320			19,454
Shareholders' equity	394,034			276,736
Total liabilities and shareholder's equity	$4,097,199			$3,181,723
Net interest income and
interest rate spread		$39,938	4.25%		$32,704	4.51%
Net interest margin			4.37%			4.61%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.9 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.

The following table details the variances between the three months ended March 31, 2015 and 2014, respectively, caused by changes in interest rates and changes in volumes:

Table 2
Volume and Rate Variance Analysis

	2015 vs. 2014
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans and leases	$10,952	$(2,712)	$8,240
Loans held for sale	57	8	65
Investment securities, taxable	150	(70)	80
Investment securities, tax-exempt (1)	(450)	120	(330)
Interest-earning balances and other	(9)	1	(8)
Total interest income	10,700	(2,653)	8,047

Interest expense:
Deposits:
Demand deposits	342	(190)	152
Savings deposits	15	(13)	2
Time deposits	471	(121)	350
Borrowings	324	(15)	309
Total interest expense	1,152	(339)	813
Net interest income increase	$9,548	$(2,314)	$7,234

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

During the quarter ended March 31, 2015, the Company recorded a provision for loan losses of $0.1 million, a decrease from $2.6 million recorded in the first quarter of 2014. Provision for loan losses for loans not covered under loss-share agreements was $0.3 million, while provision for loan losses on loans covered under loss-share agreements was $(0.2) million for the three months ended March 31, 2015. Provision for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include recent growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. See additional discussion under section “Analysis of Allowance for Loan Losses.”

Non-Interest Income

Non-interest income was $6.3 million for the quarter ended March 31, 2015, an increase of 22.9% from $5.1 million for the first quarter of 2014. The following table presents the components of non-interest income:

Table 3
Non-Interest Income

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Mortgage fees	$2,499	$1,558
Service charges	1,644	1,348
Earnings on bank-owned life insurance	654	580
Gain (loss) on sale of investment securities, net	49	(565)
Other	1,454	2,204
Total non-interest income	$6,300	$5,125

Increases in the volume of mortgage loan closings during the first quarter of 2015, as well as an increased level of service charges due to the increasing deposit base, were the primary drivers for the increase in non-interest income. Other non-interest income for 2014 included $0.8 million of proceeds from an insurance settlement and $0.6 million of amortization of the FDIC loss-share receivable. Many of the non-interest income sources, such as income from recoveries on acquired loans, income derived from the sale of loans partially guaranteed by the SBA, income derived from our investment brokerage services, income derived from our CRA equity investments and income received from the Federal Deposit Insurance Corporation related to our acquired loan portfolio, are volatile and can vary significantly from period to period.

Non-Interest Expense

Non-interest expense was $32.0 million for the quarter ended March 31, 2015, an increase of 29.1% from $24.8 million for the first quarter of 2014. The following table presents the components of non-interest expense:

Table 4
Non-Interest Expense

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$17,410	$13,709
Occupancy	2,581	2,079
Furniture and equipment	1,628	1,598
Data processing and supplies	1,161	904
Advertising and business development	646	689
Insurance, professional and other services	2,259	1,508
FDIC insurance assessments	735	705
Loan, foreclosure and other real estate owned	2,325	1,362
Other	3,246	2,217
Total non-interest expense	$31,991	$24,771

The increase from 2014 is primarily due to additional facilities charges and headcount from the acquisitions, as well as overall Company growth. Non-interest expense for the three months ended March 31, 2015 included $2.8 million of transaction-related expenses, as compared to $0.8 million for the three months ended March 31, 2014.

Income Taxes

Our income tax expense was $3.5 million and $2.0 million for the first quarter 2015 and 2014, respectively. The increase in income tax is a direct result of our increase in taxable income due to our acquisitions, as well as overall Company growth.

We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate.

Due to an increase in our level of taxable income relative to non-taxable income, our effective tax rate for the first quarter of 2015 increased to 28.6%, as compared to an effective tax rate of 23.8% for the first quarter of 2014.

Analysis of Financial Condition

Investment Securities

Our investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Investment securities were $515.3 million at March 31, 2015, as compared to total investment securities of $506.4 million at December 31, 2014. The vast majority of securities in the portfolio are bank-qualified taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. We also maintain portfolios of securities consisting of collateralized mortgage obligations issued or guaranteed by U.S. government agencies, as well as mortgage-backed securities issued or guaranteed by U.S. government agencies and corporate debt securities. Our investment securities portfolio is comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

At March 31, 2015, our investment securities portfolio included 314 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions at March 31, 2015:

Table 5
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
	(Dollars in thousands)
General obligation bonds:
Texas	$120,678	$126,768
Washington	29,170	30,425
Ohio	19,383	20,839
California	15,344	16,063
North Carolina	13,645	13,905
Pennsylvania	10,582	11,342
Kansas	9,920	10,783
Other (21 states)	53,959	56,341
Total general obligation bonds:	272,681	286,466
Revenue bonds:
North Carolina	28,022	29,303
Indiana	13,815	14,625
South Carolina	12,258	12,698
Florida	11,370	11,940
New York	7,909	8,007
Texas	7,351	7,751
Other (10 states)	20,659	21,652
Total revenue bonds:	101,384	105,976
Total obligations of state and political subdivisions	$374,065	$392,442

Our largest exposure in general obligation bonds was 64 bonds issued by various school districts in Texas with a total amortized cost basis of $87.0 million and total fair value of $91.7 million at March 31, 2015. Of this total, $71.4 million in amortized cost and $74.9 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

The revenue sources related to our investment in revenue bonds at March 31, 2015 are summarized in the following table:

Table 6
Revenue Bonds by Source

	Amortized Cost	Fair Value
	(Dollars in thousands)
Health, hospitality and nursing home	$20,212	$21,308
Water and sewer	18,164	19,148
Power and electricity	12,509	12,741
College and university	12,124	12,703
Lease (abatement)	7,047	7,852
Other	31,328	32,224
Total revenue bonds	$101,384	$105,976

Our largest individual exposures in revenue bonds at March 31, 2015 were three bonds issued by the South Carolina Public Service Authority to be repaid by future pledged power and utility revenue, and seven bonds issued by the North Carolina Medical Care Commission to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $18.8 million and the total fair value was $19.2 million at March 31, 2015.

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

Our evaluation of investments in state and political subdivisions at March 31, 2015 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by Standard & Poor's and/or Moody's.

Loans

Total portfolio loans were $3.18 billion at March 31, 2015, an increase of 3.3% from $3.08 billion at December 31, 2014. Our originated loan portfolio increased by $146.2 million, or 6.9%, to $2.26 billion at March 31, 2015, as compared to $2.12 billion at December 31, 2014.

The following table details the composition of our loan portfolio:

Table 7
Loan Portfolio Composition

	March 31, 2015		December 31, 2014
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Originated:
Commercial real estate	$1,327,759	41.8%	$1,181,492	38.4%
Commercial construction	236,957	7.5%	265,968	8.6%
Commercial and industrial	163,695	5.1%	154,132	5.0%
Leases	21,489	0.7%	21,100	0.7%
Residential construction	49,614	1.6%	43,298	1.4%
Residential mortgage	451,968	14.2%	439,600	14.3%
Consumer and other	11,119	0.4%	10,851	0.4%
Total originated loans	2,262,601	71.3%	2,116,441	68.8%

Acquired:
Commercial real estate	$385,232	12.1%	$403,672	13.1%
Commercial construction	44,146	1.4%	48,668	1.6%
Commercial and industrial	35,271	1.1%	38,200	1.2%
Residential construction	28,406	0.9%	29,854	1.0%
Residential mortgage	415,067	13.1%	432,818	14.1%
Consumer and other	5,114	0.1%	5,445	0.2%
Total acquired loans	913,236	28.7%	958,657	31.2%
Total portfolio loans	$3,175,837	100.0%	$3,075,098	100.0%

Throughout 2014, the Company has implemented strategic business development efforts in an effort to increase organic loan growth. These efforts are continuing to help drive loan growth in our key markets. As compared to December 31, 2014, increases in the originated loan portfolio were driven by increased commercial and industrial lending, particularly in the large metropolitan markets in which we service, increased lending to home builders as the economies in our markets continue to improve, as well as a the continued funding and completion of commercial real estate projects. In addition, our acquisition of Harbor has contributed to high levels of growth from the Charleston, South Carolina market.

At March 31, 2015, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $206.7 million, which represented approximately 98% of the total second liens held by the Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15 year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding principal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At March 31, 2015, approximately 98% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria includes analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either converted to conventional second mortgage loans that are fully amortizing or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.

The following table summarizes the maturity dates of our home equity lines of credit at March 31, 2015:

Table 8
Home Equity Line of Credit Maturities

(Dollars in thousands)
2015	$3,651
2016	5,509
2017	5,347
2018	6,439
2019	9,220
Thereafter	293,111
$323,277

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. Total deposits at March 31, 2015 were $3.55 billion, an increase of 4.6% from total deposits of $3.40 billion as of December 31, 2014. Wholesale deposits were 28.6% of total deposits at March 31, 2015, an increase compared to 25.7% as of December 31, 2014. The growth in wholesale deposits is part of a dedicated strategy to increase deposit duration for interest rate risk management purposes.

Borrowings

Total borrowings at March 31, 2015 were $195.7 million, a decrease of 25.2% from total borrowings of $261.7 million as of December 31, 2014. At March 31, 2015, $61.7 million of these borrowings were classified as short-term, while the remaining $134.0 million were classified as long-term.

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

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and OREO, totaled $67.4 million, or 1.61% of total assets, at March 31, 2015, as compared to $67.3 million, or 1.65% of total assets, at December 31, 2014. Nonperforming assets that were not acquired by the Company totaled $36.6 million at March 31, 2015, an increase of 12.9% from $32.5 million at December 31, 2014.

The following table summarizes total nonperforming assets for the past five fiscal quarters:

Table 9
Nonperforming Assets

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in thousands)
Nonaccrual loans - Originated	$14,776	$8,475	$9,857	$14,360	$11,285
Nonaccrual loans - Acquired	13,191	16,248	18,135	20,406	23,758
OREO - Originated	21,869	23,989	23,754	23,714	25,996
OREO - Acquired	17,558	18,542	22,718	27,009	18,910
90 days past due and accruing - Originated	—	—	—	—	—
90 days past due and accruing - Acquired	—	—	5	738	—
Total nonperforming assets	$67,394	$67,254	$74,469	$86,227	$79,949
Total nonperforming assets - Originated	$36,645	$32,464	$33,611	$38,074	$37,281

Loans restructured/modified not included in above,
(not 90 days past due or on nonaccrual)	$15,168	$13,578	$15,685	$14,948	$17,924

Ratio of nonperforming assets to total assets	1.61%	1.65%	1.99%	2.34%	2.49%
Originated nonperforming assets to total assets	0.88%	0.80%	0.90%	1.03%	1.16%

Ratio of nonperforming loans to total portfolio loans	0.88%	0.80%	1.01%	1.33%	1.52%
Originated nonperforming loans to total portfolio loans	0.47%	0.28%	0.36%	0.54%	0.49%

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

At March 31, 2015, we had $28.0 million in nonaccrual loans, an increase of 13.1% from $24.7 million at December 31, 2014. Nonaccrual loans that were originated by the Company increased by $6.3 million, or 74.3%, from December 31, 2014, while acquired nonaccrual loans decreased by 18.8% from December 31, 2104. The increase in non-accrual balance was due to a small number of large dollar loan relationships that moved to non-accrual during the first quarter of 2015. These loans were fully reserved under the allowance for loan losses prior to the move to non-accrual.

At March 31, 2015, we had $39.4 million in OREO, a decrease of 7.3% from $42.5 million at December 31, 2014. OREO properties that were originated by the Company decreased by 8.8%, from December 31, 2014, while acquired OREO property decreased by 5.3% from December 31, 2104. The carrying values of OREO represent the lower of the carrying amount or fair value less costs to sell.

TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Nonaccrual TDRs are included in nonaccrual loans, whereas accruing TDRs are excluded from nonaccrual loans as it is probable that all contractual principal and interest due under the restructured terms will be collected. We accrue interest on TDRs at the restructured interest rate when management anticipates that no loss of original principal will occur.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $29.4 million at March 31, 2015, a decrease of 3.4% from $30.4 million at December 31, 2014. Loan loss reserves to total portfolio loans were 0.92% and 0.99% at March 31, 2015 and December 31, 2014, respectively. The decrease in the allowance for loan losses was primarily driven by a decrease in the allowance required for the acquired loan portfolio, which decreased from $4.0 million at December 31, 2014 to $3.4 million at March 31, 2015.

The ratio of the allowance for loans originated by the Company to total originated loans was 1.15% at March 31, 2015, as compared to 1.25% at December 31, 2014. While the Company continues to experience improved credit quality and lower levels of net charge-offs, the allowance calculation was impacted by the large level of originated loan growth.

Net loan charge-offs for the first quarter of 2015 were $0.6 million, or 0.08% of average loans, as compared to $4.6 million, or 0.82% of average loans, for the first quarter of 2014. Net charge-offs for the first quarter of 2015 included $1.1 million on loans not covered under loss-share agreements and ($0.5) million on loans covered under loss-share agreements.

During the fourth quarter of 2014, we enhanced the methodology used to calculate the allowance for loan losses by incorporating a detailed loss migration analysis using historical loss experience of 60 months, and changing the assumptions used in calculating loss reserve rates from two-year historical charge-offs to using probability of default and loss-given default. See further details of the Company's accounting policy for the calculation of the allowance for loan losses in Note 1, “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements in Item 8 of Part II of the December 31, 2014 Form 10-K.

The following table presents information related to the allowance for loan losses for the periods presented:

Table 10
Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$30,399	$32,875
Provision for credit losses:
Non-covered loans	259	2,561
Covered loans	(149)	—
Change in FDIC indemnification asset	(574)	59
Net recoveries (charge-offs) on loans covered under loss-share	559	(1,234)
Charge-offs on loans not covered under loss-share:
Commercial real estate	(1,530)	(806)
Commercial construction	—	(1,269)
Commercial and industrial	(85)	(844)
Residential mortgage	(284)	(828)
Consumer and other	(55)	(36)
Total charge-offs	(1,954)	(3,783)
Recoveries on loans not covered under loss-share:
Commercial real estate	147	130
Commercial construction	301	206
Commercial and industrial	183	28
Residential construction	30	3
Residential mortgage	141	29
Consumer and other	9	6
Total recoveries	811	402
Net charge-offs on loans not covered under loss-share	(1,143)	(3,381)
Ending balance	$29,351	$30,880

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

Capital Resources

Total shareholders’ equity was $399.1 million at March 31, 2015, an increase from shareholders’ equity of $390.4 million at December 31, 2014.

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

In July 2013, the Federal Reserve Board approved and published the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework (“Basel III”) for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. The Basel III Capital Rules were effective for BNC and the Company on January 1, 2015 (subject to a phase-in period for certain components). CET1 capital for the Company and BNC consists of common stock, related paid-in capital, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. CET1 for both the Company and BNC is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

The Company's capital levels remained characterized as "well-capitalized" under the Basel III Capital Rules. The capital adequacy ratios for the Company and BNC are set forth below:

Table 11
Capital Adequacy Ratios

	Well-Capitalized Regulatory Minimum	March 31, 2015 (1)	December 31, 2014 (2)
BNC Bancorp:
Total capital (to total risk-weighted assets)	10.00%	12.09%	12.49%
Tier 1 capital (to total risk-weighted assets)	8.00%	9.57%	9.71%
Tier 1 capital (to total adjusted quarterly average assets)	5.00%	8.36%	8.41%
CET1 (to total risk-weighted assets)	6.50%	8.92%	N/A

Bank of North Carolina:
Total capital (to risk-weighted assets)	10.00%	11.75%	12.21%
Tier 1 capital (to risk-weighted assets)	8.00%	10.92%	11.26%
Tier 1 capital (to adjusted quarterly average assets)	5.00%	9.61%	9.74%
CET1 (to risk weighted assets)	6.50%	10.92%	N/A

(1) Calculated under framework based on Basel III.
(2) Calculated under framework based on Basel I.

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
The Company also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Company has filed a $150 million shelf registration statement with the SEC under which the Company may, from time to time, offer senior debt securities, subordinated debt securities, convertible debt securities, preferred stock, common stock, warrants or units. In September 2014, the Company issued $60 million of subordinated notes, callable October 1, 2019, and due October 1, 2024, under the shelf registration statement.

While dividends from BNC and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $1.5 million during the first quarter of 2015 from subsidiaries.

BNC has $105.0 million of established federal funds and other unsecured lines with counterparty banks, with $15.0 million outstanding at March 31, 2015. BNC also has the ability to borrow from the FHLB and the Federal Reserve Bank, with $582.1 million and $208.1 million, respectively, in available credit at March 31, 2015. BNC also has excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the FHLB or other parties as necessary.

Investment securities are an important tool to the Company’s liquidity objective. Of the $515.3 million in the Company's investment securities portfolio at March 31, 2015, $290.6 million are designated as available-for-sale. Some of these securities are pledged to secure collateralized deposits, borrowings and for other purposes as required or permitted by law. The remaining investment securities could be pledged or sold to enhance liquidity, if necessary.

For the three months ended March 31, 2015, net cash provided by operating activities and financing activities was $23.5 million and $90.1 million, respectively, while net cash used in investing activities was $102.5 million, for a net increase in cash and cash equivalents of $11.0 million since December 31, 2014. The primary cash outflows during the first quarter of 2015 related to the increase in loans and repayment of short-term borrowings, while the primary cash inflows related to cash received from core operations, increases in the deposits, and proceeds from investment securities.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes in those obligations during the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on our consolidated balance sheets. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. We do not expect that all such commitments will fund. See Note 11 to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, BNC’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to BNC’s policies. The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2014 to March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2015, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities and did not purchase any shares of its common stock during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNC BANCORP

Date:	May 8, 2015	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer

Date:	May 8, 2015	By: /s/ David B. Spencer
David B. Spencer
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws of BNC Bancorp (effective January 21, 2015) (incorporated by reference from Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on January 27, 2015).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley-Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.