Form 10-Q
period 2015-06-30
BNC BANCORP
filed 2015-08-06
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares outstanding of the registrant's common stock at August 4, 2015 was 38,119,565.

BNC BANCORP

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2015(Unaudited)	December 31, 2014
Assets
Cash and due from banks	$46,006	$44,659
Interest-earning deposits in other banks	26,843	40,535
Investment securities available-for-sale, at fair value	320,080	269,290
Investment securities held-to-maturity, at amortized cost (fair value of $240,174 and $241,997 at June 30, 2015 and December 31, 2014, respectively)	237,652	237,092
Federal Home Loan Bank stock, at cost	13,013	10,562
Loans held for sale	36,315	37,280
Loans:
Originated loans	2,394,470	2,116,441
Acquired loans	858,537	958,657
Less allowance for loan losses	(30,635)	(30,399)
Net loans	3,222,372	3,044,699
Accrued interest receivable	14,666	14,514
Premises and equipment, net	88,147	87,761
Other real estate owned	33,008	42,531
FDIC indemnification asset	4,208	5,097
Investment in bank-owned life insurance	94,801	93,396
Goodwill and other intangible assets, net	82,022	83,701
Other assets	59,455	61,391
Total assets	$4,278,588	$4,072,508

Liabilities and shareholders' equity
Deposits:
Non-interest bearing demand	$621,392	$534,792
Interest-bearing demand	1,586,967	1,657,931
Time deposits	1,301,616	1,203,674
Total deposits	3,509,975	3,396,397
Short-term borrowings	203,682	127,934
Long-term debt	134,029	133,814
Accrued expenses and other liabilities	27,319	23,975
Total liabilities	3,875,005	3,682,120

Shareholders' equity:
Preferred stock, no par value; authorized 20,000,000 shares; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, no par value; authorized 60,000,000 shares; 27,767,844 and 27,777,737 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	279,989	281,488
Common stock, non-voting, no par value; authorized 20,000,000 shares; 4,820,844 shares issued and outstanding at June 30, 2015 and December 31, 2014	33,507	33,507
Retained earnings	81,719	65,211
Stock in directors rabbi trust	(5,142)	(3,429)
Directors deferred fees obligation	5,142	3,429
Accumulated other comprehensive income	8,368	10,182
Total shareholders' equity	403,583	390,388
Total liabilities and shareholders' equity	$4,278,588	$4,072,508

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income:
Loans, including fees	$40,494	$34,045	$79,914	$65,160
Investment securities:
Taxable	1,261	1,190	2,427	2,276
Tax-exempt	3,160	3,285	6,341	6,674
Interest-earning balances and other	132	113	252	241
Total interest income	45,047	38,633	88,934	74,351
Interest Expense:
Demand deposits	1,703	1,236	3,407	2,786
Time deposits	3,185	2,424	5,923	4,812
Short-term borrowings	52	109	115	221
Long-term debt	1,374	963	2,686	1,917
Total interest expense	6,314	4,732	12,131	9,736
Net Interest Income	38,733	33,901	76,803	64,615
Provision for loan losses	301	2,140	411	4,701
Net interest income after provision for loan losses	38,432	31,761	76,392	59,914
Non-Interest Income:
Mortgage fees	2,777	1,954	5,276	3,512
Service charges	1,810	1,478	3,454	2,826
Earnings on bank-owned life insurance	601	609	1,255	1,189
Gain (loss) on sale of investment securities, net	(4)	—	45	(565)
Other	3,509	1,764	4,963	3,968
Total non-interest income	8,693	5,805	14,993	10,930
Non-Interest Expense:
Salaries and employee benefits	16,202	15,312	33,612	29,021
Occupancy	2,618	2,062	5,199	4,141
Furniture and equipment	1,597	1,570	3,225	3,168
Data processing and supplies	1,073	1,065	2,234	1,969
Advertising and business development	617	685	1,263	1,374
Insurance, professional and other services	1,842	3,300	4,101	4,808
FDIC insurance assessments	702	706	1,437	1,411
Loan, foreclosure and other real estate owned expenses	3,536	2,359	5,861	3,721
Other	3,212	2,453	6,458	4,670
Total non-interest expense	31,399	29,512	63,390	54,283
Income before income tax expense	15,726	8,054	27,995	16,561
Income tax expense	4,712	1,921	8,223	3,944
Net Income	$11,014	$6,133	$19,772	$12,617

Basic earnings per common share	$0.34	$0.21	$0.61	$0.45
Diluted earnings per common share	$0.34	$0.21	$0.60	$0.45
Dividends declared and paid per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$11,014	$6,133	$19,772	$12,617
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on investments securities available-for-sale	(3,089)	4,032	(1,735)	9,835
Tax effect	1,142	(1,492)	642	(3,639)
Reclassification of (gains) losses recognized in net income	4	—	(45)	565
Tax effect	(1)	—	17	(209)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(195)	(162)	(357)	(496)
Tax effect	72	60	132	184
Net of tax amount	(2,067)	2,438	(1,346)	6,240
Cash flow hedging activities:
Unrealized holding gains (losses)	552	(1,658)	(744)	(2,572)
Tax effect	(204)	614	276	952
Reclassification of losses recognized in net income	—	—	—	457
Tax effect	—	—	—	(171)
Net of tax amount	348	(1,044)	(468)	(1,334)
Total other comprehensive income (loss)	(1,719)	1,394	(1,814)	4,906
Total comprehensive income	$9,295	$7,527	$17,958	$17,523

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

	Preferred stock		Common stock		Common stock - nonvoting		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	21,310,832	$181,684	5,992,213	$44,781	$41,559	$(3,143)	$3,143	$3,306	$271,330
Net income	—	—	—	—	—	—	12,617	—	—	—	12,617
Directors deferred fees	—	—	—	—	—	—	—	(38)	38	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	4,906	4,906
Common stock issued pursuant to:
Purchase of South Street Financial	—	—	1,139,931	19,778	—	—	—	—	—	—	19,778
Purchase of Community First Financial	—	—	1,190,763	20,128	—	—	—	—	—	—	20,128
Stock-based compensation	—	—	76,331	929	—	—	—	—	—	—	929
Shares withheld for payment of income taxes	—	—	(17,694)	(294)	—	—	—	—	—	—	(294)
Stock options exercised	—	—	41,633	457	—	—	—	—	—	—	457
Shares traded to exercise stock options	—	—	(23,083)	(419)	—	—	—	—	—	—	(419)
Excess income tax benefit	—	—	—	27	—	—	—	—	—	—	27
Dividend reinvestment plan	—	—	9,930	168	—	—	—	—	—	—	168
Cash dividends:
Common stock, $0.10 per share	—	—	—	—	—	—	(2,791)	—	—	—	(2,791)
Balance, June 30, 2014	—	$—	23,728,643	$222,458	5,992,213	$44,781	$51,385	$(3,181)	$3,181	$8,212	$326,836

Balance, December 31, 2014	—	$—	27,777,737	$281,488	4,820,844	$33,507	$65,211	$(3,429)	$3,429	$10,182	$390,388
Net income	—	—	—	—	—	—	19,772	—	—	—	19,772
Directors deferred fees	—	—	—	—	—	—	—	(1,713)	1,713	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(1,814)	(1,814)
Common stock repurchased	—	—	(200,000)	(3,622)	—	—	—	—	—	—	(3,622)
Common stock issued pursuant to:
Stock-based compensation	—	—	97,262	1,349	—	—	—	—	—	—	1,349
Dividend reinvestment plan	—	—	9,068	158	—	—	—	—	—	—	158
Stock options exercised	—	—	170,826	2,074	—	—	—	—	—	—	2,074
Shares withheld for payment of taxes	—	—	(26,862)	(496)	—	—	—	—	—	—	(496)
Shares traded to exercise stock options	—	—	(60,187)	(1,047)	—	—	—	—	—	—	(1,047)
Excess income tax benefit	—	—	—	85	—	—	—	—	—	—	85
Cash dividends:
Common stock, $0.10 per share	—	—	—	—	—	—	(3,264)	—	—	—	(3,264)
Balance, June 30, 2015	—	$—	27,767,844	$279,989	4,820,844	$33,507	$81,719	$(5,142)	$5,142	$8,368	$403,583

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$19,772	$12,617
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	411	4,701
Depreciation and amortization	2,893	2,681
Amortization of premiums, net	1,894	2,127
Amortization of intangible assets	1,679	931
Accretion of fair value purchase accounting adjustments	(11,041)	(6,925)
Cash flow hedge expense	—	163
Stock-based compensation	1,349	929
Deferred compensation	194	204
Earnings on bank-owned life insurance	(1,255)	(1,189)
(Gain) loss on sale of investment securities, net	(45)	565
(Gain) loss on disposal of premises and equipment	(11)	15
Losses on other real estate owned	3,218	1,955
Gain on sale of loans (mortgage fees)	(5,276)	(3,512)
Origination of loans held for sale	(168,593)	(139,483)
Proceeds from sales of loans held for sale	175,971	136,603
(Increase) decrease in accrued interest receivable	(152)	177
Payments received from FDIC under loss-share agreements	2,163	6,984
Decrease in other assets	2,516	1,033
Increase (decrease) in accrued expenses and other liabilities	3,242	(10,855)
Net cash provided by operating activities	28,929	9,721
Investing activities
Purchases of investment securities available-for-sale	(87,672)	(16,298)
Purchases of investment securities held-to-maturity	(13,647)	(5,269)
Proceeds from sales of investment securities available-for-sale	19,877	30,681
Proceeds from sales of investment securities held-to-maturity	—	3,476
Proceeds from maturities and payments of investment securities available-for-sale	14,354	33,226
Proceeds from maturities and payments of investment securities held-to-maturity	11,751	2,544
(Purchase) redemption of Federal Home Loan Bank stock	(2,451)	3,527
Net increase in loans	(173,864)	(71,290)
Purchases of premises and equipment	(3,061)	(2,715)
Proceeds from disposal of premises and equipment	32	—
Investment in bank-owned life insurance	(150)	(109)
Investment in other real estate owned	(1,256)	(436)
Proceeds from sales of other real estate owned	10,817	15,520
Net cash received from acquisitions	—	74,418
Net cash provided by (used in) investing activities	(225,270)	67,275

Financing activities
Net increase (decrease) in deposits	114,277	(11,045)
Net increase (decrease) in short-term borrowings	75,748	(34,277)
Net increase (decrease) in long-term-debt	168	(375)
Common stock repurchased	(3,622)	—
Common stock issued from exercise of stock options, net of taxes	1,027	38
Common stock issued pursuant to dividend reinvestment plan	158	168
Common stock repurchased in lieu of income taxes	(496)	(294)
Cash dividends paid	(3,264)	(2,791)
Net cash provided by (used in) financing activities	183,996	(48,576)
Net (decrease) increase in cash and cash equivalents	(12,345)	28,420
Cash and cash equivalents, beginning of period	85,194	108,390
Cash and cash equivalents, end of period	$72,849	$136,810
Supplemental Statement of Cash Flows Disclosure
Interest paid	$12,351	$10,011
Income taxes paid	1,617	137
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$5,129	$12,482
Transfer of loans held for sale to loans	1,137	13,577
FDIC indemnification asset increase for losses, net	1,883	935

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2015 and 2014

NOTE 1 – BASIS OF PRESENTATION

Organization

BNC Bancorp (the “Company”) is a bank holding company for Bank of North Carolina (“BNC”), a wholly owned subsidiary, headquartered in High Point, North Carolina. BNC is a full service commercial bank providing commercial banking services tailored to the particular banking needs of the communities it serves in North Carolina, South Carolina, and Virginia. BNC’s primary source of revenue is derived from loans to customers, who are predominantly individuals and small to medium size businesses in BNC’s market areas.

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

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all of its previous consolidation conclusions. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to approve deferring the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

NOTE 2 – ACQUISITIONS

Pending Acquisition from CertusBank, N.A. Branches

On June 1, 2015, BNC entered into a Purchase and Assumption Agreement to acquire seven branches in upstate South Carolina from CertusBank, N.A. BNC will acquire approximately $284 million in customer deposits and approximately $210 million in loans related to this acquisition. BNC will pay approximately $8.5 million for the branches and related assets, par value for the loan portfolio and a premium of 2.75% with respect to the assumed deposits.

The Company anticipates that the acquisition will close in the fourth quarter of 2015, subject to customary closing conditions, including regulatory approval.

Acquisition of Valley Financial Corporation

On July 1, 2015, the Company completed the acquisition of Valley Financial Corporation ("Valley"), the holding company for Valley Bank, pursuant to the terms of the Agreement and Plan of Merger dated November 17, 2014. Under the merger agreement, Valley's shareholders received 1.1081 shares of the Company's voting common stock for each share of Valley common stock owned.

The Company is in the process of obtaining third-party valuations to determine the fair value of loans, property and equipment and intangible assets acquired from Valley. As a result, it is impracticable to disclose the preliminary purchase price allocation as of the filing date of these unaudited consolidated financial statements.

As the acquisition closed subsequent to June 30, 2015, none of the assets acquired, liabilities assumed or results of operations for Valley are included in the Company’s financial information as of and for the three and six months ended June 30, 2015.

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

The Company incurred transaction-related costs of $1.2 million and $4.1 million during the three and six months ended June 30, 2015, which were expensed as incurred as a component of non-interest expense. Transaction-related costs primarily included, but were not limited to, severance costs, professional services, data processing fees, marketing and advertising expenses.

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

The Company's basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Net income	$11,014	$6,133	$19,772	$12,617

Weighted average participating common shares - basic	32,585,419	28,877,318	32,632,858	28,095,076
Effects of dilutive Stock Rights	67,540	132,597	71,222	136,776
Weighted average participating common shares - diluted	32,652,959	29,009,915	32,704,080	28,231,852

Basic earnings per common share	$0.34	$0.21	$0.61	$0.45
Diluted earnings per common share	$0.34	$0.21	$0.60	$0.45

For the three and six months ended June 30, 2015 and 2014, respectively, there were no shares of Stock Rights excluded in computing diluted common shares outstanding.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$18,343	$213	$—	$18,556
State and municipals	162,263	9,084	105	171,242
Corporate debt securities	18,054	25	83	17,996
Other debt securities	74,844	70	335	74,579
Equity securities	11,605	179	220	11,564
Mortgage-backed securities:
Residential government sponsored	24,017	704	164	24,557
Other government sponsored	1,482	104	—	1,586
	$310,608	$10,379	$907	$320,080
Held-to-maturity:
State and municipals	$223,652	$4,476	$1,087	$227,041
Corporate debt securities	14,000	53	920	13,133
	$237,652	$4,529	$2,007	$240,174

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$17,636	$252	$—	$17,888
State and municipals	178,263	10,899	227	188,935
Corporate debt securities	13,808	4	197	13,615
Other debt securities	12,764	—	198	12,566
Equity securities	6,145	85	321	5,909
Mortgage-backed securities:
Residential government sponsored	27,450	884	60	28,274
Other government sponsored	1,972	131	—	2,103
	$258,038	$12,255	$1,003	$269,290
Held-to-maturity:
State and municipals	$213,092	$6,266	$389	$218,969
Corporate debt securities	14,000	48	1,020	13,028
Other debt securities	10,000	—	—	10,000
	$237,092	$6,314	$1,409	$241,997

The amortized cost and estimated fair value of investment securities at June 30, 2015, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale:
Due within one year	$1,001	$1,003
Due after one through five years	30,693	31,299
Due after five through ten years	17,891	18,066
Due after ten years	249,418	258,148
Total debt securities	299,003	308,516
Equity securities	11,605	11,564
	$310,608	$320,080

Held-to-maturity:
Due within one year	$823	$829
Due after one year through five years	25,482	25,439
Due after five through ten years	13,315	13,358
Due after ten years	198,032	200,548
	$237,652	$240,174

At June 30, 2015 and December 31, 2014, investment securities with an estimated fair value of approximately $250.6 million and $269.2 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Proceeds from sales	$5,342	$—	$19,877	$34,157

Gross realized gains on sales	$—	$—	$82	$337
Gross realized losses on sales	(4)	—	(37)	(902)
Total realized gains (losses), net	$(4)	$—	$45	$(565)

During the six months ended June 30, 2014, the Company sold $3.3 million of investment securities classified as held-to-maturity. These securities were state and municipal debt obligations that were downgraded by Moody's as a result of allegations of fraud and multiple pending investigations of the issuer. The Company recorded a realized gain of $0.2 million on this sale. The Company's intent and ability to hold the remaining held-to-maturity securities was not impacted by this sale.

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015	(Dollars in thousands)
Available-for-sale:
State and municipals	7	$12,815	$81	1	$1,048	$24	$13,863	$105
Corporate debt securities	2	8,159	64	1	2,981	19	11,140	83
Other debt securities	10	28,214	177	1	4,624	158	32,838	335
Equity securities	1	5,437	22	1	781	198	6,218	220
Mortgage-backed securities	7	9,968	88	2	2,329	76	12,297	164
	27	$64,593	$432	6	$11,763	$475	$76,356	$907

Held-to-maturity:
State and municipals	62	$70,881	$833	13	$11,012	$254	$81,893	$1,087
Corporate debt securities	—	—	—	1	3,080	920	3,080	920
	62	70,881	833	14	14,092	1,174	84,973	2,007

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014	(Dollars in thousands)
Available-for-sale:
State and municipals	—	$—	$—	11	$24,083	$227	24,083	$227
Corporate debt securities	3	10,134	172	1	2,975	25	13,109	197
Other debt securities	—	—	—	1	4,566	198	4,566	198
Equity securities	1	1,850	18	1	676	303	2,526	321
Mortgage-backed securities	1	4,703	11	4	4,476	49	9,179	60
	5	$16,687	$201	18	$36,776	$802	$53,463	$1,003

Held-to-maturity:
State and municipals	2	$2,148	$25	36	$42,297	$364	$44,445	$389
Corporate debt securities	—	—	—	1	2,980	1,020	2,980	1,020
	2	$2,148	$25	37	$45,277	$1,384	$47,425	$1,409

All state and municipal securities in an unrealized loss position were rated as investment grade at June 30, 2015. The Company noted that none of the securities had an unrealized loss of greater than 5% of their carrying value and the Company believes the municipal bond portfolio has a low risk of credit default. The corporate debt securities are issued by well-capitalized and sound financial institutions. The other debt securities are rated above Aa2 by Moody’s and, in the aggregate, had an unrealized loss of approximately 1% of their carrying value. The gross unrealized losses reported for the mortgage-backed securities relate to investment securities issued by the Federal National Mortgage Association, the Government National Mortgage Association, or Federal Home Loan Mortgage Corporation. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these investment securities before the anticipated recovery of the amortized cost basis. The unrealized losses for the debt securities are caused by changes in market interest rates, as opposed to credit concerns related to the respective issuers.

The equity securities held by the Company in an unrealized loss position at June 30, 2015 consist of publicly-traded common stock of an investment company, as well as preferred stock of a well-capitalized and sound financial institution. The Company concluded there are no concerns about the long-term viability of the issuers. The Company has the positive intent and ability to hold these securities until the anticipated recovery of value occurs.

Based on this analysis, the Company does not consider any investment securities to be other-than-temporarily impaired at June 30, 2015.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below:

	June 30, 2015			December 31, 2014
	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
	(Dollars in thousands)
Commercial real estate	$1,357,148	$364,195	$1,721,343	$1,181,492	$403,672	$1,585,164
Commercial construction	305,416	39,434	344,850	265,968	48,668	314,636
Commercial and industrial	187,850	31,740	219,590	154,132	38,200	192,332
Leases	24,490	—	24,490	21,100	—	21,100
Total commercial	1,874,904	435,369	2,310,273	1,622,692	490,540	2,113,232
Residential construction	55,611	28,566	84,177	43,298	29,854	73,152
Residential mortgage	452,152	389,874	842,026	439,600	432,818	872,418
Consumer and other	11,803	4,728	16,531	10,851	5,445	16,296
Total portfolio loans	$2,394,470	$858,537	$3,253,007	$2,116,441	$958,657	$3,075,098

(1)
Amount includes $122.2 million and $137.5 million of acquired loans covered under FDIC loss-share agreements at June 30, 2015 and December 31, 2014, respectively. The unpaid principal balance for acquired loans covered under FDIC loss-share agreements was $123.8 million and $140.4 million at June 30, 2015 and December 31, 2014, respectively.

On July 1, 2015, the Company’s loss-share agreement related to the non-single family residential mortgage loans acquired from Beach First National Bank (“Beach First”) expired. Accordingly, the Company will bear all future losses on this portfolio of loans. Immediately prior to the expiration of the loss-sharing arrangement, the loans in this portfolio had a carrying value of $74.4 million.

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. The following table details changes in the carrying amount of covered acquired loans and accretable yield for loans receivable for the six months ended June 30, 2015 and the year ended December 31, 2014:

	2015		2014
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
	(Dollars in thousands)
Balance at beginning of period	$(2,213)	$137,459	$(6,058)	$187,661
Reductions from payments and foreclosures, net	—	(15,935)	—	(54,489)
Reclass from non-accretable to accretable yield	599	(598)	(221)	221
Accretion	1,273	1,273	4,066	4,066
Balance at end of period	$(341)	$122,199	$(2,213)	$137,459

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

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank. At June 30, 2015 and December 31, 2014, real estate loans with carrying values of $1.15 billion and $1.10 billion, respectively, were pledged to secure borrowing facilities from these institutions.

A summary of the changes to the allowance for loan losses, by class of financing receivable, is presented below:

For the three months ended June 30, 2015	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance March 31, 2015	$12,802	$3,377	$3,116	$85	$411	$9,345	$215	$29,351
Charge-offs	(14)	(74)	(24)	—	—	(399)	(210)	(721)
Recoveries	375	719	273	—	4	277	109	1,757
Provision (1)	(228)	1,578	(72)	7	48	(1,107)	75	301
Change in FDIC indemnification asset (1)	5	(53)	(38)	—	—	22	11	(53)
Balance June 30, 2015	$12,940	$5,547	$3,255	$92	$463	$8,138	$200	$30,635

For the three months ended June 30, 2014	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance March 31, 2014	$13,518	$5,667	$3,260	$74	$244	$7,818	$299	$30,880
Charge-offs	(492)	(1,564)	(495)	—	—	(1,374)	(72)	(3,997)
Recoveries	372	767	309	—	3	506	13	1,970
Provision (2)	(965)	498	390	(20)	(87)	2,289	35	2,140
Change in FDIC indemnification asset (2)	(346)	(184)	(133)	—	—	(203)	2	(864)
Balance June 30, 2014	$12,087	$5,184	$3,331	$54	$160	$9,036	$277	$30,129

For the six months ended June 30, 2015	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance December 31, 2014	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399
Charge-offs	(1,560)	(80)	(109)	—	—	(687)	(266)	(2,702)
Recoveries	552	1,493	486	—	34	469	120	3,154
Provision (1)	1,345	264	(278)	(11)	(144)	(912)	147	411
Change in FDIC indemnification asset (1)	(82)	(441)	(70)	—	3	(45)	8	(627)
Balance June 30, 2015	$12,940	$5,547	$3,255	$92	$463	$8,138	$200	$30,635

For the six months ended June 30, 2014	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance December 31, 2013	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875
Charge-offs	(2,078)	(3,144)	(1,749)	—	—	(2,438)	(164)	(9,573)
Recoveries	510	1,316	422	—	13	648	22	2,931
Provision (2)	(898)	697	1,590	(2)	(60)	3,238	136	4,701
Change in FDIC indemnification asset (2)	(199)	(423)	(69)	—	(6)	(142)	34	(805)
Balance June 30, 2014	$12,087	$5,184	$3,331	$54	$160	$9,036	$277	$30,129

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $0 and $(0.2) million for the three and six months ended June 30, 2015, respectively. This resulted in a decrease in the FDIC indemnification asset of $0.1 million and $0.6 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $(0.1) million and $(0.8) million for the three and six months ended June 30, 2015, respectively.

(2)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $0 and $(0.3) million for the three and six months ended June 30, 2014, respectively. This resulted in an increase in the FDIC indemnification asset of $0.9 million and $0.8 million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loan portfolio of $(0.9) million and $(1.1) million for the three and six months ended June 30, 2014, respectively.

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balances at June 30, 2015:
Specific reserves:
Impaired loans	$1,687	$119	$61	$—	$42	$745	$1	$2,655
Purchase credit impaired loans	1,751	190	108	—	14	1,441	—	3,504
Total specific reserves	3,438	309	169	—	56	2,186	1	6,159
General reserves	9,502	5,238	3,086	92	407	5,952	199	24,476
Total	$12,940	$5,547	$3,255	$92	$463	$8,138	$200	$30,635

Loans:
Individually evaluated for impairment	$34,107	$3,591	$1,738	$—	$457	$15,507	$10	$55,410
Purchase credit impaired loans	74,511	10,067	3,852	—	541	44,506	833	134,310
Loans collectively evaluated for impairment	1,612,725	331,192	214,000	24,490	83,179	782,013	15,688	3,063,287
Total	$1,721,343	$344,850	$219,590	$24,490	$84,177	$842,026	$16,531	$3,253,007

Balances at December 31, 2014:
Specific reserves:
Impaired loans	$1,614	$118	$42	$—	$230	$972	$13	$2,989
Purchase credit impaired loans	1,727	424	152	—	—	1,556	11	3,870
Total specific reserves	3,341	542	194	—	230	2,528	24	6,859
General reserves	9,344	3,769	3,032	103	340	6,785	167	23,540
Total	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399

Loans:
Individually evaluated for impairment	$27,578	$4,080	$1,264	$—	$657	$13,019	$126	$46,724
Purchase credit impaired loans	82,477	11,326	4,591	—	952	50,164	872	150,382
Loans collectively evaluated for impairment	1,475,109	299,230	186,477	21,100	71,543	809,235	15,298	2,877,992
Total	$1,585,164	$314,636	$192,332	$21,100	$73,152	$872,418	$16,296	$3,075,098

The following tables present information related to impaired loans, excluding purchased impaired loans:

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
June 30, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$11,895	$11,888	$1,648	$21,667	$21,621
Commercial construction	1,391	1,387	107	1,982	1,976
Commercial and industrial	1,275	1,259	47	332	334
Residential construction	346	345	42	—	—
Residential mortgage	4,920	4,903	503	6,219	6,202
Consumer and other	11	11	1	—	—
Total originated	19,838	19,793	2,348	30,200	30,133
Acquired:
Commercial real estate	419	418	40	1,001	1,036
Commercial construction	130	127	12	288	288
Commercial and industrial	144	143	14	—	27
Residential construction	—	—	—	112	112
Residential mortgage	410	449	242	7,781	8,262
Total acquired	1,103	1,137	308	9,182	9,725
Total loans	$20,941	$20,930	$2,656	$39,382	$39,858

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
December 31, 2014	(Dollars in thousands)
Originated:
Commercial real estate	$10,110	$10,089	$1,571	$17,095	$17,071
Commercial construction	1,734	1,728	105	2,227	2,218
Commercial and industrial	798	790	26	268	271
Residential construction	350	349	44	—	—
Residential mortgage	6,278	6,260	694	5,057	5,045
Consumer and other	127	126	13	—	—
Total originated	19,397	19,342	2,453	24,647	24,605
Acquired:
Commercial real estate	429	428	43	796	824
Commercial construction	133	132	13	469	467
Commercial and industrial	204	203	16	1	28
Residential construction	308	308	185	114	114
Residential mortgage	1,574	1,614	279	7,266	7,744
Total acquired	2,648	2,685	536	8,646	9,177
Total loans	$22,045	$22,027	$2,989	$33,293	$33,782

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(Dollars in thousands)
Impaired loans with allowance:
Commercial real estate	$12,557	$112	$20,363	$194	$12,561	$193	$20,819	$399
Commercial construction	1,522	20	1,585	18	1,648	38	2,865	55
Commercial and industrial	1,447	17	661	6	1,440	29	1,103	16
Residential construction	347	4	353	3	375	7	359	6
Residential mortgage	5,390	44	4,442	27	7,335	59	6,022	71
Consumer and other	11	—	85	1	58	1	96	1
Total impaired loans with allowance	$21,274	$197	$27,489	$249	$23,417	$327	$31,264	$548
Impaired loans with no allowance:
Commercial real estate	$22,370	$141	$13,167	$77	$20,839	$239	$13,067	$115
Commercial construction	2,627	15	8,290	45	2,608	30	7,708	82
Commercial and industrial	406	—	772	—	334	—	549	—
Residential construction	112	—	—	—	113	—	—	—
Residential mortgage	14,026	—	14,365	66	12,558	46	12,816	111
Consumer and other	81	—	—	—	81	—	28	—
Total impaired loans with no allowance	$39,622	$156	$36,594	$188	$36,533	$315	$34,168	$308

For the three and six months ended June 30, 2015 and 2014, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. The amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

At June 30, 2015 and December 31, 2014, the Company had $1.4 million and $2.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in progress.

The following tables present an aging analysis of the recorded investment in the Company's loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
June 30, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$166	$602	$—	$8,441	$9,209	$1,347,939	$1,357,148
Commercial construction	83	10	—	626	719	304,697	305,416
Commercial and industrial	115	74	—	332	521	187,329	187,850
Leases	48	—	—	—	48	24,442	24,490
Residential construction	334	—	—	—	334	55,277	55,611
Residential mortgage	147	286	—	3,599	4,032	448,120	452,152
Consumer and other	3	12	—	—	15	11,788	11,803
Total originated	896	984	—	12,998	14,878	2,379,592	2,394,470
Acquired:
Commercial real estate	1,212	647	—	3,658	5,517	358,678	364,195
Commercial construction	108	25	—	510	643	38,791	39,434
Commercial and industrial	46	50	—	124	220	31,520	31,740
Residential construction	—	—	—	112	112	28,454	28,566
Residential mortgage	249	1,599	—	7,957	9,805	380,069	389,874
Consumer and other	94	—	14	30	138	4,590	4,728
Total acquired	1,709	2,321	14	12,391	16,435	842,102	858,537
Total loans	$2,605	$3,305	$14	$25,389	$31,313	$3,221,694	$3,253,007

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
December 31, 2014	(Dollars in thousands)
Originated:
Commercial real estate	$1,974	$—	$—	$3,476	$5,450	$1,176,042	$1,181,492
Commercial construction	12	—	—	1,084	1,096	264,872	265,968
Commercial and industrial	102	24	—	417	543	153,589	154,132
Leases	—	—	—	—	—	21,100	21,100
Residential construction	200	—	—	—	200	43,098	43,298
Residential mortgage	1,508	1,268	—	3,498	6,274	433,326	439,600
Consumer and other	6	—	—	—	6	10,845	10,851
Total originated	3,802	1,292	—	8,475	13,569	2,102,872	2,116,441
Acquired:
Commercial real estate	880	155	—	4,508	5,543	398,129	403,672
Commercial construction	230	67	—	779	1,076	47,592	48,668
Commercial and industrial	121	27	—	197	345	37,855	38,200
Residential construction	—	—	—	422	422	29,432	29,854
Residential mortgage	2,200	848	—	10,312	13,360	419,458	432,818
Consumer and other	92	2	—	30	124	5,321	5,445
Total acquired	3,523	1,099	—	16,248	20,870	937,787	958,657
Total loans	$7,325	$2,391	$—	$24,723	$34,439	$3,040,659	$3,075,098

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
Loss - Loans classified as loss are considered uncollectable and are in the process of being charged-off, as soon as practicable, once so classified.

The following tables present the recorded investment in the Company’s loans by credit quality indicator:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$1,279,018	$42,693	$35,437	$—	$—	$1,357,148
Commercial construction	292,654	9,907	2,855	—	—	305,416
Commercial and industrial	178,041	4,942	4,867	—	—	187,850
Leases	24,490	—	—	—	—	24,490
Residential construction	55,266	—	345	—	—	55,611
Residential mortgage	420,116	20,810	11,226	—	—	452,152
Consumer and other	11,223	570	10	—	—	11,803
Total originated	2,260,808	78,922	54,740	—	—	2,394,470
Acquired:
Commercial real estate	305,001	32,549	26,645	—	—	364,195
Commercial construction	27,738	6,149	5,547	—	—	39,434
Commercial and industrial	29,135	1,643	955	7	—	31,740
Residential construction	27,424	387	755	—	—	28,566
Residential mortgage	333,813	35,853	19,652	556	—	389,874
Consumer and other	4,554	144	30	—	—	4,728
Total acquired	727,665	76,725	53,584	563	—	858,537
Total loans	$2,988,473	$155,647	$108,324	$563	$—	$3,253,007

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(Dollars in thousands)
Originated:
Commercial real estate	$1,100,361	$46,935	$34,196	$—	$—	$1,181,492
Commercial construction	256,987	5,530	3,451	—	—	265,968
Commercial and industrial	145,722	3,980	4,430	—	—	154,132
Leases	21,100	—	—	—	—	21,100
Residential construction	42,806	143	349	—	—	43,298
Residential mortgage	407,319	20,946	11,335	—	—	439,600
Consumer and other	10,331	428	92	—	—	10,851
Total originated	1,984,626	77,962	53,853	—	—	2,116,441
Acquired:
Commercial real estate	342,240	35,816	25,531	85	—	403,672
Commercial construction	36,346	5,910	6,320	92	—	48,668
Commercial and industrial	36,039	644	1,482	35	—	38,200
Residential construction	28,833	—	1,021	—	—	29,854
Residential mortgage	370,523	36,098	24,616	1,581	—	432,818
Consumer and other	5,256	159	30	—	—	5,445
Total acquired	819,237	78,627	59,000	1,793	—	958,657
Total loans	$2,803,863	$156,589	$112,853	$1,793	$—	$3,075,098

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

Loans modified in a TDR are, in many cases, already on nonaccrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for impaired consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates. Once we classify a loan as a TDR, the loan is only removed from TDR classification under three circumstances: (1) the loan is paid off, (2) the loan is charged off or (3) if, at the beginning of the current fiscal year, the loan has performed in accordance with the modified terms for a minimum of six consecutive months and at the time of modification the loan’s interest rate represented a then current market interest rate for a loan of similar risk.

The following tables provide a summary of loans modified as TDRs:

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
June 30, 2015	(Dollars in thousands)
Commercial real estate	$5,380	$—	$5,380	$235
Commercial construction	894	49	943	12
Commercial and industrial	1,230	—	1,230	44
Residential mortgage	6,586	15	6,601	409
Consumer and other	10	—	10	1
Total modifications	$14,100	$64	$14,164	$701
Number of contracts	34	2	36

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2014	(Dollars in thousands)
Commercial real estate	$3,835	$—	$3,835	$165
Commercial construction	1,341	50	1,391	16
Commercial and industrial	651	—	651	25
Residential mortgage	7,625	16	7,641	592
Consumer and other	126	—	126	13
Total modifications	$13,578	$66	$13,644	$811
Number of contracts	33	2	35

At June 30, 2015 and December 31, 2014, the Company had no available commitments outstanding on TDRs.

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

	Three Months Ended June 30, 2015
	Term Modification	Interest Only Modification	Total Modifications
	(Dollars in thousands)
Commercial real estate	$—	$358	$358
Commercial and industrial	93	231	324
Total modifications	$93	$589	$682

	Three Months Ended June 30, 2014
	Interest Only Modification	Total Modifications
	(Dollars in thousands)
Residential construction	$479	$479

	Six Months Ended June 30, 2015
	Term Modification	Payment Modification	Interest Only Modification	Combination Modification	Total Modifications
	(Dollars in thousands)
Commercial real estate	$417	$—	$358	$863	$1,638
Commercial and industrial	93	419	231	—	743
Total modifications	$510	$419	$589	$863	$2,381

	Six Months Ended June 30, 2014
	Interest Only Modification	Payment Modification	Total Modifications
	(Dollars in thousands)
Commercial real estate	$—	$1,338	$1,338
Residential construction	479	—	479
Total modifications	$479	$1,338	$1,817

The following tables summarize the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred. The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Commercial real estate	$—	$1,210
Commercial construction	—	1,245
Residential mortgage	—	19

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Commercial real estate	$—	$1,210
Commercial construction	—	1,245
Residential mortgage	—	129
Consumer and other	34	—

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Loans held for sale	$36,315	$23,714	$36,315	$23,714
Proceeds from sales of loans held for sale	81,515	67,191	175,971	136,603
Mortgage fees	2,777	1,954	5,276	3,512

NOTE 6 – FDIC INDEMNIFICATION ASSET

The Company has recorded an indemnification asset related to loss-share agreements entered into with the FDIC wherein the FDIC will reimburse the Company for certain amounts related to certain acquired loans and other real estate owned should the Company experience a loss. Under the loss-sharing arrangements, the FDIC has agreed to absorb 80% of all future losses and workout expenses on these assets which occur prior to the expiration of the loss-sharing agreements. The Company entered into the respective loss-share agreements with the acquisitions of Beach First on April 9, 2010 and Blue Ridge Savings Bank on October 14, 2011.

Each loss-sharing arrangement consists of one single family residential mortgage loan agreement and one non-single family residential loan agreement. The non-single family residential loan loss-share agreements provide for FDIC loss-sharing to the end of the fiscal quarter five years from the purchase date and reimbursement to the FDIC to the end of the fiscal quarter eight years from the purchase date. The single family residential mortgage loan loss-share agreements provide for FDIC loss-sharing and reimbursement for recoveries to the FDIC to the end of the fiscal quarter ten years from the purchase date.

On July 1, 2015, the Company’s loss-share agreement related to the non-single family residential mortgage loans of Beach First expired. Accordingly, the Company will bear all future losses on this portfolio of loans and foreclosed real estate. Immediately prior to the expiration of the loss-sharing arrangement, the loans in this portfolio had a carrying value of $74.4 million and the foreclosed real estate in this portfolio had a carrying value of $0.5 million.

The following table presents activity for the FDIC indemnification asset for the six months ended June 30, 2015 and the year ended December 31, 2014:

	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$5,097	$16,886
Accretion of present value discount, net	152	1,061
Post-acquisition adjustments	1,122	(2,920)
Receipt of payments from FDIC	(2,163)	(9,930)
Balance at end of period	$4,208	$5,097

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

Derivatives Not Designated as Hedges

The Company utilizes derivative financial instruments, which may include interest rate swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. These derivative positions are recorded at fair value on the Company’s consolidated balance sheet and, due to the matched nature of these derivative instruments, changes in fair value do not impact the Company’s earnings. At June 30, 2015 and December 31, 2014, the Company had notional amounts of $35.7 million and $34.7 million, respectively, on interest rate contracts with corporate customers and in offsetting interest rate contracts with another financial institution to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents the fair value of the Company’s derivatives:

	June 30, 2015			December 31, 2014
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivative assets:
Derivatives not designated as hedging instruments:
Interest rate swaps	$35,688	Other assets	$753	$34,692	Other assets	$723

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate swap	$125,000	Accrued expenses and other liabilities	$1,052	$125,000	Accrued expenses and other liabilities	$308
Derivatives not designated as hedging instruments:
Interest rate swaps	$35,688	Accrued expenses and other liabilities	$753	$34,692	Accrued expenses and other liabilities	$723

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
	(Dollars in thousands)
June 30, 2015
Derivative assets	$753	$—	$753	$—	$—	$753
Derivative liabilities	1,805	—	1,805	—	1,805	—
Total derivative instruments	$2,558	$—	$2,558	$—	$1,805	$753

December 31, 2014
Derivative assets	$723	$—	$723	$—	$—	$723
Derivative liabilities	1,031	—	1,031	—	1,031	—
Total derivative instruments	$1,754	$—	$1,754	$—	$1,031	$723

The Company has recorded a net loss of $0.7 million, net of tax, as accumulated other comprehensive income at June 30, 2015 associated with cash flow hedging instruments and expects $1.4 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months. The following table presents the amounts recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Amount of net gains (losses) recorded in OCI (effective portion)	$348	$(1,044)	$(468)	$(1,620)
Amount of net losses reclassified from OCI to earnings (1)	—	—	—	286

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the three and six months ended June 30, 2015 and 2014, respectively. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At June 30, 2015, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.8 million, for which the Company has posted collateral with a fair value of $5.2 million.

NOTE 8 – BORROWINGS

The following table presents the Company’s short-term borrowings:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Repurchase agreements (1)	$35,682	$25,834
Advances from FHLB	168,000	102,100
Total short-term borrowings	$203,682	$127,934

(1) Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The following table presents the Company’s long-term debt:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
FHLB advances	$52,000	$52,000
Subordinated notes	60,000	60,000
Junior subordinated debentures	23,713	23,713
	135,713	135,713
Less: FHLB prepayment penalty	1,684	1,899
Total long-term debt	$134,029	$133,814

The following table details the Company's long-term FHLB advances outstanding:

Maturity	Interest Rate (1)	June 30, 2015	December 31, 2014
		(Dollars in thousands)
July 2016	0.88%	$2,000	$2,000
August 2016	1.72%	2,000	2,000
January 2018	2.15%	15,000	15,000
January 2018	2.27%	10,000	10,000
July 2018	1.78%	3,000	3,000
January 2020	0.51%	10,000	10,000
January 2020	0.51%	10,000	10,000
		$52,000	$52,000
(1) Interest rate on advances at June 30, 2015.

The advances from the FHLB have been made against a $631.4 million line of credit secured by real estate loans and investment securities with carrying values of $883.1 million and $7.0 million, respectively, at June 30, 2015.

The Company has entered into a 364-day revolving credit facility (the “Credit Agreement”) for an aggregate principal amount of up to $15 million at any time outstanding. The Credit Agreement matures on November 13, 2015. There were no borrowings outstanding under the Credit Agreement at June 30, 2015.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At June 30, 2015, commercial loans and investment securities with carrying values of $263.1 million and $2.8 million, respectively, were assigned under these arrangements. At June 30, 2015, the Company had approximately $164.0 million in borrowing capacity available under these arrangements with no outstanding balance due.

The Company was not aware of any violations of loan covenants at June 30, 2015.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income, net of taxes:

Three Months Ended June 30, 2015 and 2014	Unrealized Holding Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at March 31, 2015	$7,912	$3,187	$(1,012)	$10,087
Other comprehensive income (loss) before reclassifications	(1,947)	—	348	(1,599)
Reclassifications from accumulated other comprehensive income	3	(123)	—	(120)
Net current period other comprehensive income (loss)	(1,944)	(123)	348	(1,719)
Balance at June 30, 2015	$5,968	$3,064	(664)	$8,368

Balance at March 31, 2014	$2,066	$3,601	$1,151	$6,818
Other comprehensive income (loss) before reclassifications	2,540	—	(1,044)	1,496
Reclassifications from accumulated other comprehensive income	—	(102)	—	(102)
Net current period other comprehensive income (loss)	2,540	(102)	(1,044)	1,394
Balance at June 30, 2014	$4,606	$3,499	$107	$8,212

Six Months Ended June 30, 2015 and 2014	Unrealized Holding Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2014	$7,089	$3,289	$(196)	$10,182
Other comprehensive loss before reclassifications	(1,093)	—	(468)	(1,561)
Reclassifications from accumulated other comprehensive income	(28)	(225)	—	(253)
Net current period other comprehensive loss	(1,121)	(225)	(468)	(1,814)
Balance at June 30, 2015	$5,968	$3,064	(664)	$8,368

Balance at December 31, 2013	$(1,946)	$3,811	$1,441	$3,306
Other comprehensive income (loss) before reclassifications	6,196	—	(1,620)	4,576
Reclassifications from accumulated other comprehensive income	356	(312)	286	330
Net current period other comprehensive income (loss)	6,552	(312)	(1,334)	4,906
Balance at June 30, 2014	$4,606	$3,499	$107	$8,212

The following table details reclassification adjustments from accumulated other comprehensive income:

	Three Months Ended June 30,
Component of Accumulated Other Comprehensive Income	2015	2014	Affected Line Item in the Consolidated Statement of Income
	(Dollars in thousands)
Unrealized holding gains (losses) on investment securities available-for-sale	$(4)	$—	Gain (loss) on sale of investment securities, net
	1	—	Income tax expense
	(3)	—	Total, net of tax

Unrealized holding gains on investment securities transferred from available-for-sale to held-to-maturity (1)	195	162	Interest income - investment securities
	(72)	(60)	Income tax expense
	123	102	Total, net of tax
Total reclassifications for the period	$120	$102

	Six Months Ended June 30,
Component of Accumulated Other Comprehensive Income	2015	2014	Affected Line Item in the Consolidated Statement of Income
	(Dollars in thousands)
Unrealized holding gains (losses) on investment securities available-for-sale	$45	$(565)	Gain (loss) on sale of investment securities, net
	(17)	209	Income tax expense
	28	(356)	Total, net of tax

Unrealized holding gains on investment securities transferred from available-for-sale to held-to-maturity (1)	357	496	Interest income - investment securities
	(132)	(184)	Income tax expense
	225	312	Total, net of tax

Unrealized holding gains (losses) on cash flow hedging activities	—	(457)	Interest expense - demand deposits
	—	171	Income tax expense
	—	(286)	Total, net of tax
Total reclassifications for the period	$253	$(330)

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
	(Dollars in thousands)
June 30, 2015
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$18,556	$—	$18,556	$—
State and municipals	171,242	—	171,242	—
Corporate debt securities	17,996	—	17,996	—
Other debt securities	74,579	—	74,579	—
Equity securities	11,564	781	10,783	—
Mortgage-backed securities:
Residential government sponsored	24,557	—	24,557	—
Other government sponsored	1,586	—	1,586	—
Total investment securities available-for-sale	320,080	781	319,299	—
Derivative instruments:
Interest rate swap - not designated	753	—	753	—
Total derivative instruments	753	—	753	—
Total assets measured at fair value on a recurring basis	$320,833	$781	$320,052	$—
Liabilities:
Interest rate swap - cash flow hedge	$1,052	$—	$1,052	—
Interest rate swap - not designated	753	—	753	—
Total liabilities measured at fair value on a recurring basis	$1,805	$—	$1,805	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2015
Loans held for sale	$36,315	$—	$36,315	$—
Impaired loans	183,561	—	—	183,561
Other real estate owned	33,008	—	—	33,008
Total assets measured at fair value on a nonrecurring basis	$252,884	$—	$36,315	$216,569

December 31, 2014
Loans held for sale	$37,280	$—	$37,280	$—
Impaired loans	190,247	—	—	190,247
Other real estate owned	42,531	—	—	42,531
Total assets measured at fair value on a nonrecurring basis	$270,058	$—	$37,280	$232,778

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2015:

Description	Fair Value (in thousands)	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$183,561	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$33,008	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2015	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$72,849	$72,849	$72,849	$—	$—
Investment securities available-for-sale	320,080	320,080	781	319,299	—
Investment securities held-to-maturity	237,652	240,174	—	240,174	—
Federal Home Loan Bank stock	13,013	13,013	—	13,013	—
Loans held for sale	36,315	36,315	—	36,315	—
Loans receivable, net	3,222,372	3,421,893	—	3,238,332	183,561
Accrued interest receivable	14,666	14,666	—	14,666	—
FDIC indemnification asset	4,208	4,208	—	—	4,208
Investment in bank-owned life insurance	94,801	94,801	—	94,801	—
Interest rate swap derivative - not designated	753	753	—	753	—
Financial liabilities:
Demand deposits and savings	$2,208,359	$2,208,359	$—	$2,208,359	$—
Time deposits	1,301,616	1,316,770	—	1,316,770	—
Short-term borrowings	203,682	203,682	—	203,682	—
Long-term debt	134,029	130,630	—	130,630	—
Accrued interest payable	1,791	1,791	—	1,791	—
Interest rate swap derivative - cash flow hedge	1,052	1,052	—	1,052	—
Interest rate swap derivative - not designated	753	753	—	753	—

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2014	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$85,194	$85,194	$85,194	$—	$—
Investment securities available-for-sale	269,290	269,290	676	268,614	—
Investment securities held-to-maturity	237,092	241,997	—	241,997	—
Federal Home Loan Bank stock	10,562	10,562	—	10,562	—
Loans held for sale	37,280	37,280	—	37,280	—
Loans receivable, net	3,044,699	3,070,477	—	2,880,230	190,247
Accrued interest receivable	14,514	14,514	—	14,514	—
FDIC indemnification asset	5,097	5,097	—	—	5,097
Investment in bank-owned life insurance	93,396	93,396	—	93,396	—
Interest rate swap derivative - not designated	723	723	—	723	—
Financial liabilities:
Demand deposits and savings	$2,192,723	$2,192,723	$—	$2,192,723	$—
Time deposits	1,203,674	1,218,869	—	1,218,869	—
Short-term borrowings	127,934	127,934	—	127,934	—
Long-term debt	133,814	131,417	—	131,417	—
Accrued interest payable	2,011	2,011	—	2,011	—
Interest rate swap derivative - cash flow hedge	308	308	—	308	—
Interest rate swap derivative - not designated	723	723	—	723	—

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

The following table presents the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commitments under unfunded loans and lines of credit	$747,893	$663,137
Letters of credit	4,266	6,607
Unused credit card lines	4,132	4,512

In addition to the above noted credit commitments, the Company has committed to invest up to $8.8 million in limited partnership interests of unconsolidated entities, of which $5.6 million was unfunded at June 30, 2015 and December 31, 2014, respectively.

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

NOTE 12 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At June 30, 2015, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013 Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). The 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. At June 30, 2015, the Company had 128,683 Rights issued under the 2006 Omnibus Plan, 432,981 Rights issued and 949,007 Rights available for grants or awards under the 2013 Omnibus Plan, and 130,959 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

Stock Option Awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average volatility of the Company based upon previous trading history. The expected life and forfeiture assumptions are based on historical data. Dividend yield is based on the yield at the time of the option grant. There were no grants of options during the six months ended June 30, 2015.

A summary of the Company’s stock option activity for the six months ended June 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding at December 31, 2014	337,778	$11.37
Exercised	170,826	12.14
Forfeited or expired	—	—
Outstanding at June 30, 2015	166,952	$10.57	2.35	$1,463
Exercisable at June 30, 2015	166,928	$10.57	2.35	$1,463
Share options expected to vest	24	$4.77	0.01	$344

The related compensation expense recognized for stock options was immaterial for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was no unrecognized compensation cost related to non-vested stock options granted under the plans.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the six months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2014	601,268	$14.90
Granted	25,000	18.40
Vested	(97,259)	12.97
Forfeited	(3,334)	10.87
Unvested at June 30, 2015	525,675	$15.45

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the six months ended June 30, 2015 and 2014 was $1.3 million and $0.9 million, respectively. At June 30, 2015, there was $6.8 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.52 years. The grant-date fair value of restricted stock grants vested during the six months ended June 30, 2015 was $1.3 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of the Company that are based on the beliefs and assumptions of management and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

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

Our forward-looking statements are based upon our beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on our forward-looking statements (i) as these statements are neither a prediction nor a guarantee of future events or circumstances and (ii) the assumptions, beliefs, expectations and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the statement is made, except as otherwise required by law.
Management’s discussion and analysis is intended to assist readers in understanding and evaluating our consolidated financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the allowance for loan losses, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to the Company’s significant accounting policies during the second quarter of 2015. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” included herein.

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

On July 1, 2015, the Company completed the previously announced merger with Valley Financial Corporation (“Valley”). None of the assets acquired, liabilities assumed or results of operations for Valley are included in the financial information as of and for the three and six months ended June 30, 2015.

Following the acquisition of Valley, we have 57 banking offices located in North Carolina, South Carolina, and Virginia. The Bank’s 12 locations in South Carolina operate as BNC Bank. The nine banking offices of Valley Bank will be operated as branches of BNC under the name of Valley Bank until system conversions are completed.

Net income for the quarter ended June 30, 2015 was $11.0 million, or $0.34 per diluted share, an increase of 80.0% from net income of $6.1 million, or $0.21 per diluted share, for the quarter ended June 30, 2014. Net income for the six months ended June 30, 2015 was $19.8 million, an increase of 56.7% from net income of $12.6 million for the six months ended June 30, 2014. The increase was primarily due to the significant increase in interest-earning assets due to the acquisitions of South Street Financial Corporation (“South Street”) and Community First Financial Group, Inc. (“Community First”), respectively, during the second quarter of 2014, as well as the acquisition of Harbor Bank Group (“Harbor”), which closed on December 1, 2014 (collectively the "acquisitions").

Total assets at June 30, 2015 were $4.28 billion, an increase of 5.1% as compared to total assets of $4.07 billion at December 31, 2014.
The Company continues to see continued growth in economic activity in our markets, which has directly translated to an increase in lending activities. Originated loans increased by $278.0 million, or 13.1%, from December 31, 2014 to June 30, 2015. This increase has been a direct result of the acquisitions, credit campaigns and our continued ability to attract and retain experienced loan originators.

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

FTE net interest income for the second quarter of 2015 was $40.6 million, an increase of 13.3% from $35.8 million for the second quarter of 2014. The increase was primarily driven by an increase in average interest-earning assets of $636.8 million, or 20.1%, as compared to the second quarter of 2014. For the six months ended June 30, 2015, FTE net interest income was $80.5 million, an increase of 17.5%

from $68.5 million for the six months ended June 30, 2014. These increases were due to interest-earning assets obtained from the acquisitions, as well as continued organic loan growth across the Company's markets.

The Company’s average yield on interest-earning assets was 4.95% for the second quarter of 2015, a decrease of 19 basis points from 5.14% for the second quarter of 2014. The decrease is primarily due to a decrease in the yield earned on the Company’s portfolio loans, which was 5.03% for the second quarter of 2015, as compared 5.32% for the second quarter of 2014. The decrease in yield on the portfolio loans from second quarter of 2014 was partially offset by an additional $2.3 million of loan accretion from the acquired loan portfolio.

For the six months ended June 30, 2015, the Company’s average yield on interest-earning assets was 4.98%, a decrease of 24 basis points from 5.22% for the six months ended June 30, 2014. The yield earned on our loan portfolio was 5.05% for the six months ended June 30, 2015, as compared to 5.40% for the six months ended June 30, 2014. The decrease in yield on the portfolio loans from was partially offset by an additional $3.6 million of loan accretion from the acquired loan portfolio.

Average interest-bearing liabilities were $3.18 billion for the quarter ended June 30, 2015, an increase of 14.5% from $2.78 billion for the second quarter of 2014. The increase was due to an additional $281.3 million of average interest-bearing deposits, primarily from the acquisitions. The Company also increased average borrowings by $120.9 million, which is comprised of additional net borrowings from the issuance of subordinated notes during 2014 and advances from the Federal Home Loan Bank. The Company’s average cost of interest-bearing liabilities was 0.80% for the second quarter of 2015, an increase of 12 basis points from 0.68% for the second quarter of 2014. For the six months ended June 30, 2015, the average cost of interest-bearing liabilities was 0.77%, a slight increase compared to 0.74% for the six months ended June 30, 2014. The increase was primarily due to increased time deposit rates, which were offset by reduced interest rates on borrowings.

The following table details the major components of net interest income and the related yields and rates:

Table 1
Average Balance and Net Interest Income (FTE)

	For the Three Months Ended June 30,
	2015			2014
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases (1)	$3,207,771	$40,199	5.03%	$2,553,931	$33,866	5.32%
Loans held for sale	30,662	295	3.86%	18,558	179	3.87%
Investment securities, taxable	164,371	1,261	3.08%	124,346	1,190	3.84%
Investment securities, tax-exempt (2)	349,105	5,016	5.76%	371,875	5,215	5.62%
Interest-earning balances and other	50,787	132	1.04%	97,155	113	0.47%
Total interest-earning assets	3,802,696	46,903	4.95%	3,165,865	40,563	5.14%
Other assets	377,994			374,893
Total assets	$4,180,690			$3,540,758
Interest-bearing liabilities:
Demand deposits	$1,462,242	$1,649	0.45%	$1,318,644	$1,169	0.36%
Savings deposits	142,471	54	0.15%	139,153	67	0.19%
Time deposits	1,298,247	3,185	0.98%	1,163,864	2,424	0.84%
Borrowings	279,140	1,426	2.05%	158,288	1,072	2.72%
Total interest-bearing liabilities	3,182,100	6,314	0.80%	2,779,949	4,732	0.68%
Non-interest-bearing deposits	573,640			402,105
Other liabilities	25,082			22,407
Shareholders' equity	399,868			336,297
Total liabilities and shareholder's equity	$4,180,690			$3,540,758
Net interest income and
interest rate spread		$40,589	4.15%		$35,831	4.46%
Net interest margin			4.28%			4.54%

	For the Six Months Ended June 30,
	2015			2014
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases (1)	$3,168,599	$79,404	5.05%	$2,421,944	$64,831	5.40%
Loans held for sale	28,218	510	3.64%	18,647	329	3.56%
Investment securities, taxable	153,229	2,427	3.19%	124,307	2,276	3.69%
Investment securities, tax-exempt (2)	351,352	10,065	5.78%	378,636	10,594	5.64%
Interest-earning balances and other	54,337	252	0.94%	79,963	241	0.61%
Total interest-earning assets	3,755,735	92,658	4.98%	3,023,497	78,271	5.22%
Other assets	383,440			338,736
Total assets	$4,139,175			$3,362,233
Interest-bearing liabilities:
Demand deposits	$1,488,131	$3,302	0.45%	$1,269,349	$2,670	0.42%
Savings deposits	141,581	105	0.15%	121,583	116	0.19%
Time deposits	1,286,850	5,923	0.93%	1,112,862	4,812	0.87%
Borrowings	247,835	2,801	2.28%	161,874	2,138	2.66%
Total interest-bearing liabilities	3,164,397	12,131	0.77%	2,665,668	9,736	0.74%
Non-interest-bearing deposits	553,108			368,945
Other liabilities	24,703			20,939
Shareholders' equity	396,967			306,681
Total liabilities and shareholder's equity	$4,139,175			$3,362,233
Net interest income and
interest rate spread		$80,527	4.21%		$68,535	4.48%
Net interest margin			4.32%			4.57%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.9 million for the three months ended June 30, 2015 and 2014, respectively. The taxable-equivalent adjustment was $3.7 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively.

The following table details the variances between the three and six months ended June 30, 2015 and 2014, respectively, caused by changes in interest rates and changes in volumes:

Table 2
Volume and Rate Variance Analysis

	Three Months Ended June 30, 2015 vs. 2014			Six Months Ended June 30, 2015 vs. 2014
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Loans and leases	$8,431	$(2,099)	$6,332	$19,349	$(4,776)	$14,573
Loans held for sale	117	—	117	171	10	181
Investment securities, taxable	345	(274)	71	494	(343)	151
Investment securities, tax-exempt (1)	(323)	124	(199)	(773)	244	(529)
Interest-earning balances and other	(87)	106	19	(98)	109	11
Total interest income	8,483	(2,143)	6,340	19,143	(4,756)	14,387

Interest expense:
Deposits:
Demand deposits	145	335	480	473	159	632
Savings deposits	1	(14)	(13)	17	(28)	(11)
Time deposits	305	456	761	777	334	1,111
Borrowings	718	(364)	354	1,053	(390)	663
Total interest expense	1,169	413	1,582	2,320	75	2,395
Net interest income increase (decrease)	$7,314	$(2,556)	$4,758	$16,823	$(4,831)	$11,992

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

During the quarter ended June 30, 2015, the Company recorded a provision for loan losses of $0.3 million, a decrease of 85.9% from $2.1 million recorded in the second quarter of 2014. The Company recorded a provision for loan losses of $0.4 million for the six months ended June 30, 2015, a decrease of 91.3% from $4.7 million for the first six months of 2014. Provision for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include recent growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. See additional discussion under section “Analysis of Allowance for Loan Losses.”

Non-Interest Income

Non-interest income was $8.7 million for the quarter ended June 30, 2015, an increase of 49.8% from $5.8 million for the second quarter of 2014. Mortgage fees have increased by 42.1%, when compared to the second quarter of 2014, which can be attributed to our continued investment in lenders and resources for the mortgage origination business unit, which has been accomplished through organic growth and the acquisitions.

Non-interest income was $15.0 million for the six months ended June 30, 2015, an increase of 37.2% from $10.9 million for the six months ended June 30, 2014. Excluding the proceeds from an insurance settlement received during the first six months of 2014, non-interest income for the six months ended June 30, 2015 increased by 47.5%. The growth in our deposit base has also led to an increase in service charges, which have increased by 22.5% and 22.2% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

Many of the non-interest income sources, such as income from recoveries on acquired loans, income derived from the sale of loans partially guaranteed by the SBA and income derived from our investment brokerage services, are volatile and can vary significantly from period to period.

The following table presents the components of non-interest income:

Table 3
Non-Interest Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Mortgage fees	$2,777	$1,954	$5,276	$3,512
Service charges	1,810	1,478	3,454	2,826
Earnings on bank-owned life insurance	601	609	1,255	1,189
Gain (loss) on sale of investment securities, net	(4)	—	45	(565)
Other	3,509	1,764	4,963	3,968
Total non-interest income	$8,693	$5,805	$14,993	$10,930

Non-Interest Expense

Non-interest expense was $31.4 million for the quarter ended June 30, 2015, an increase from $29.5 million for the second quarter of 2014. Included in non-interest expense for the three months ended June 30, 2015 is $1.2 million of transaction-related expenses, as compared to $3.6 million for the three months ended June 30, 2014. The Company incurred an elevated level of OREO expenses during the second quarter of 2015, as the Company initiated an aggressive disposition strategy by writing down targeted properties to facilitate sale.

The following table presents the components of non-interest expense:

Table 4
Non-Interest Expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$16,202	$15,312	$33,612	$29,021
Occupancy	2,618	2,062	5,199	4,141
Furniture and equipment	1,597	1,570	3,225	3,168
Data processing and supplies	1,073	1,065	2,234	1,969
Advertising and business development	617	685	1,263	1,374
Insurance, professional and other services	1,842	3,300	4,101	4,808
FDIC insurance assessments	702	706	1,437	1,411
Loan, foreclosure and other real estate owned	3,536	2,359	5,861	3,721
Other	3,212	2,453	6,458	4,670
Total non-interest expense	$31,399	$29,512	$63,390	$54,283

Non-interest expense was $63.4 million for the six months ended June 30, 2015, an increase of 16.8% from $54.3 million for the six months ended June 30, 2014. Included in non-interest expense for the six months ended June 30, 2015 is $4.1 million of transaction-related expenses, as compared to $4.4 million for the six months ended June 30, 2014. Overall, non-interest expenses were higher during the first six months of 2015 as a result of the additional headcount and facilities obtained in the acquisitions.

Income Taxes

Our income tax expense was $4.7 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively. We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. Due to an increase in our level of taxable income relative to non-taxable income, our effective tax rate for the second quarter of 2015 increased to 30.0%, as compared to an effective tax rate of 23.9% for the second quarter of 2014.

Our income tax expense was $8.2 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate for the six months ended June 30, 2015 increased to 29.4%, as compared to an effective tax rate of 23.8% for the six months ended June 30, 2014.

Analysis of Financial Condition

Investment Securities

Our investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Investment securities had a total carrying value of $557.7 million at June 30, 2015, as compared to investment securities with a total carrying value of $506.4 million at December 31, 2014. The vast majority of securities in the portfolio are bank-qualified taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. We also maintain portfolios of securities consisting of collateralized mortgage obligations issued or guaranteed by U.S. government agencies, as well as mortgage-backed securities issued or guaranteed by U.S. government agencies and corporate debt securities. Our investment securities portfolio is comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

At June 30, 2015, our investment securities portfolio included 323 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions at June 30, 2015:

Table 5
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
	(Dollars in thousands)
General obligation bonds:
Texas	$120,412	$124,425
Washington	29,070	29,877
Ohio	19,338	20,388
North Carolina	18,856	18,917
California	15,312	15,894
Pennsylvania	9,920	10,501
Kansas	9,869	10,540
Other (21 states)	53,834	55,421
Total general obligation bonds:	276,611	285,963
Revenue bonds:
North Carolina	36,289	37,097
Indiana	13,761	14,329
South Carolina	12,201	12,450
Florida	11,325	11,686
New York	7,829	7,882
Texas	7,321	7,617
Other (10 states)	20,578	21,259
Total revenue bonds:	109,304	112,320
Total obligations of state and political subdivisions	$385,915	$398,283

Our largest exposure in general obligation bonds was 64 bonds issued by various school districts in Texas with a total amortized cost basis of $86.8 million and total fair value of $90.0 million at June 30, 2015. Of this total, $71.2 million in amortized cost and $73.5 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

The revenue sources related to our investment in revenue bonds at June 30, 2015 are summarized in the following table:

Table 6
Revenue Bonds by Source

	Amortized Cost	Fair Value
	(Dollars in thousands)
College and university	$20,447	$20,858
Health, hospitality and nursing home	20,149	20,881
Water and sewer	18,091	18,839
Power and electricity	12,440	12,509
Lease (abatement)	7,043	7,648
Other	31,134	31,585
Total revenue bonds	$109,304	$112,320

Our largest individual exposures in revenue bonds at June 30, 2015 were three bonds issued by the South Carolina Public Service Authority to be repaid by future pledged power and utility revenue, and seven bonds issued by the North Carolina Medical Care Commission to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $18.6 million and the total fair value was $18.8 million at June 30, 2015.

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

Our evaluation of investments in state and political subdivisions at June 30, 2015 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by Standard & Poor's and/or Moody's.

Loans

Total portfolio loans were $3.25 billion at June 30, 2015, an increase of 5.8% from $3.08 billion at December 31, 2014. The following table details the composition of our loan portfolio:

Table 7
Loan Portfolio Composition

	June 30, 2015		December 31, 2014
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Originated:
Commercial real estate	$1,357,148	41.7%	$1,181,492	38.4%
Commercial construction	305,416	9.4%	265,968	8.6%
Commercial and industrial	187,850	5.8%	154,132	5.0%
Leases	24,490	0.7%	21,100	0.7%
Residential construction	55,611	1.7%	43,298	1.4%
Residential mortgage	452,152	13.9%	439,600	14.3%
Consumer and other	11,803	0.4%	10,851	0.4%
Total originated loans	2,394,470	73.6%	2,116,441	68.8%

Acquired:
Commercial real estate	$364,195	11.2%	$403,672	13.1%
Commercial construction	39,434	1.2%	48,668	1.6%
Commercial and industrial	31,740	1.0%	38,200	1.2%
Residential construction	28,566	0.9%	29,854	1.0%
Residential mortgage	389,874	12.0%	432,818	14.1%
Consumer and other	4,728	0.1%	5,445	0.2%
Total acquired loans	858,537	26.4%	958,657	31.2%
Total portfolio loans	$3,253,007	100.0%	$3,075,098	100.0%

Our originated loan portfolio increased by $278.0 million, or 13.1%, to $2.39 billion at June 30, 2015, as compared to $2.12 billion at December 31, 2014. The following factors have contributed to our organic loan growth during the first half of 2015:

•
Originated commercial real estate loans have increased by $175.7 million, or 14.9%, over the first half of 2014. We continue to experience strong demand for commercial real estate loans, our largest category of loans, across the large metropolitan areas in which we do business. This includes both the generation of new loans and the increased funding level for previously booked loans. Our recent acquisitions have allowed us to further penetrate key markets and these focused efforts are also leading to growth in smaller community markets as well.

•
The Company has focused additional efforts on growing the commercial and industrial loan portfolio, which has grown by $33.7 million, or 21.9% over the first six months of 2015. We anticipate continued growth in this loan category across our footprint.

•	New loan products and our credit campaigns continue to pay benefits across the Company's footprint and have been well received in the market.

At June 30, 2015, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $203.7 million, which represented approximately 98% of the total second liens held by the Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15-year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding principal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At June 30, 2015, approximately 98% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria includes analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either converted to conventional second mortgage loans that are fully amortizing or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.

The following table summarizes the maturity dates of our home equity lines of credit at June 30, 2015:

Table 8
Home Equity Line of Credit Maturities

(Dollars in thousands)
2015	$2,838
2016	5,359
2017	4,941
2018	5,722
2019	9,442
Thereafter	294,038
$322,340

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. Total deposits at June 30, 2015 were $3.51 billion, an increase of 3.3% from total deposits of $3.40 billion as of December 31, 2014. Non-interest bearing deposits have increased by $86.6 million, or 16.2%, during the first six months of 2015.

Wholesale deposits were 28.1% of total deposits at June 30, 2015, an increase compared to 25.7% as of December 31, 2014. The growth in wholesale deposits is part of a dedicated strategy to increase deposit duration for interest rate risk management purposes.

Borrowings

Total borrowings at June 30, 2015 were $337.7 million, an increase of 29.0% from total borrowings of $261.7 million as of December 31, 2014. At June 30, 2015, $203.7 million of these borrowings were classified as short-term, while the remaining $134.0 million were classified as long-term. This increase in borrowings was used to fund the high level of loan growth the Company has experienced in the first half of 2015.

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

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and OREO, totaled $58.4 million, or 1.37% of total assets, at June 30, 2015, as compared to $67.3 million, or 1.65% of total assets, at December 31, 2014. Nonperforming assets that were not acquired by the Company totaled $33.8 million at June 30, 2015, an increase of 4.0% from $32.5 million at December 31, 2014.

The following table summarizes total nonperforming assets for the past five fiscal quarters:

Table 9
Nonperforming Assets

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Nonaccrual loans - Originated	$12,998	$14,776	$8,475	$9,857	$14,360
Nonaccrual loans - Acquired	12,391	13,191	16,248	18,135	20,406
OREO - Originated	20,767	21,869	23,989	23,754	23,714
OREO - Acquired	12,241	17,558	18,542	22,718	27,009
90 days past due and accruing - Originated	—	—	—	—	—
90 days past due and accruing - Acquired	14	—	—	5	738
Total nonperforming assets	$58,411	$67,394	$67,254	$74,469	$86,227
Total nonperforming assets - Originated	$33,765	$36,645	$32,464	$33,611	$38,074

Loans restructured/modified not included in above,
(not 90 days past due or on nonaccrual)	$14,100	$15,168	$13,578	$15,685	$14,948

Ratio of nonperforming assets to total assets	1.37%	1.61%	1.65%	1.99%	2.34%
Originated nonperforming assets to total assets	0.79%	0.88%	0.80%	0.90%	1.03%

Ratio of nonperforming loans to total portfolio loans	0.78%	0.88%	0.80%	1.01%	1.33%
Originated nonperforming loans to total portfolio loans	0.40%	0.47%	0.28%	0.36%	0.54%

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

At June 30, 2015, we had $25.4 million in nonaccrual loans, an increase from $24.7 million at December 31, 2014. Nonaccrual loans that were originated by the Company increased by $4.5 million from December 31, 2014, while acquired nonaccrual loans decreased by $3.9 million from December 31, 2014. The Company had a small number of large dollar loan relationships that moved to non-accrual during the first quarter of 2015. These loans were fully reserved under the allowance for loan losses prior to the move to non-accrual.

At June 30, 2015, we had $33.0 million in OREO, a decrease of 22.4% from $42.5 million at December 31, 2014. OREO properties that were originated by the Company decreased by $3.2 million from December 31, 2014, while acquired OREO property decreased by $6.3 million. During the second quarter of 2015, the Company initiated an aggressive disposition strategy by writing down certain OREO in order to sell these properties.

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

Analysis of Allowance for Loan Losses

The allowance for loan losses was $30.6 million at June 30, 2015, a slight increase from $30.4 million at December 31, 2014. Loan loss reserves to total portfolio loans were 0.94% and 0.99% at June 30, 2015 and December 31, 2014, respectively. The ratio of the allowance for loans originated by the Company to total originated loans was 1.13% at June 30, 2015, as compared to 1.25% at December 31, 2014.

The Company experienced $1.0 million in net recoveries of previously charged-off loans during the three months ended June 30, 2015, compared to net charge-offs of $2.0 million, or 0.32% of average loans, during the second quarter of 2014. Gross charge-offs were $0.7 million during the three months ended June 30, 2015, as compared to $4.0 million during the second quarter of 2014.

The Company has net recoveries of $0.5 million for the six months ended June 30, 2015, as compared to net charge-offs of $6.6 million, or 0.55% of average loans, for the six months ended June 30, 2014. Gross charge-offs were $2.7 million during the six months ended June 30, 2015, as compared to $9.6 million during the six months ended June 30, 2014.

During the fourth quarter of 2014, we enhanced the methodology used to calculate the allowance for loan losses by incorporating a detailed loss migration analysis using historical loss experience of 60 months, and changing the assumptions used in calculating loss reserve rates from two-year historical charge-offs to using probability of default and loss-given default. See further details of the Company's accounting policy for the calculation of the allowance for loan losses in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents information related to the allowance for loan losses for the periods presented:

Table 10
Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$29,351	$30,880	$30,399	$32,875
Provision for credit losses:
Non-covered loans	330	2,355	589	4,916
Covered loans	(29)	(215)	(178)	(215)
Change in FDIC indemnification asset	(53)	(864)	(627)	(805)
Net recoveries (charge-offs) on loans covered under loss-share	(107)	539	452	(695)
Charge-offs on loans not covered under loss-share:
Commercial real estate	—	(284)	(1,530)	(1,090)
Commercial construction	(8)	(1,239)	(8)	(2,508)
Commercial and industrial	(24)	(491)	(109)	(1,335)
Residential mortgage	(174)	(1,040)	(458)	(1,868)
Consumer and other	(175)	(67)	(230)	(103)
Total charge-offs	(381)	(3,121)	(2,335)	(6,904)
Recoveries on loans not covered under loss-share:
Commercial real estate	370	77	517	207
Commercial construction	651	49	952	255
Commercial and industrial	213	138	396	166
Residential construction	4	3	34	6
Residential mortgage	185	278	326	307
Consumer and other	101	10	110	16
Total recoveries	1,524	555	2,335	957
Net recoveries (charge-offs) on loans not covered under loss-share	1,143	(2,566)	—	(5,947)
Ending balance	$30,635	$30,129	$30,635	$30,129

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

Capital Resources

Total shareholders’ equity was $403.6 million at June 30, 2015, an increase from shareholders’ equity of $390.4 million at December 31, 2014. On July 1, 2015, in connection with the acquisition of Valley, the Company issued 5.5 million shares of voting common stock as consideration.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of CET1 capital, Tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.50% on January 1, 2019. When fully phased in on January 1, 2019, Basel III will require (i) a minimum ratio of CET1 capital to risk-weighted assets of at least 4.50%, plus a 2.50% capital conservation buffer, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, plus the capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.00%, plus the 2.50% capital conservation buffer and (iv) a minimum leverage ratio of 4.00%.

The Company's capital levels remained characterized as "well-capitalized" under the Basel III Capital Rules. The capital adequacy ratios for the Company and BNC are set forth below:

Table 11
Capital Adequacy Ratios

	Well-Capitalized Regulatory Minimum	June 30, 2015 (1)	December 31, 2014 (2)
BNC Bancorp:
Total capital (to total risk-weighted assets)	10.00%	11.75%	12.49%
Tier 1 capital (to total risk-weighted assets)	8.00%	9.27%	9.71%
Tier 1 capital (to total adjusted quarterly average assets)	5.00%	8.31%	8.41%
CET1 (to total risk-weighted assets)	6.50%	8.79%	N/A

Bank of North Carolina:
Total capital (to risk-weighted assets)	10.00%	11.57%	12.21%
Tier 1 capital (to risk-weighted assets)	8.00%	10.72%	11.26%
Tier 1 capital (to adjusted quarterly average assets)	5.00%	9.49%	9.74%
CET1 (to risk weighted assets)	6.50%	10.72%	N/A

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
The Company also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. In August 2014, the Company filed a $150 million shelf registration statement with the SEC under which the Company may, from time to time, offer senior debt securities, subordinated debt securities, convertible debt securities, preferred stock, common stock, warrants or units. In September 2014, the Company issued $60 million of subordinated notes, callable October 1, 2019, and due October 1, 2024, under the shelf registration statement.

While dividends from BNC and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $5.7 million during the six months ended June 30, 2015 from subsidiaries.

BNC has $105.0 million of established federal funds and other unsecured lines with counterparty banks, with no outstanding borrowings at June 30, 2015. BNC also has the ability to borrow from the FHLB and the Federal Reserve Bank, with $411.4 million and $164.0 million, respectively, in available credit at June 30, 2015. BNC also has excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the FHLB or other parties as necessary. The Company has used a portion of the excess liquidity obtained from Valley and repaid approximately $37 million of short-term FHLB advances during July 2015. In addition, the Company has a $15 million line of credit facility with no outstanding borrowings as of June 30, 2015.

Investment securities are an important tool to the Company’s liquidity objective. Of the $557.7 million in the Company's investment securities portfolio at June 30, 2015, $320.1 million are designated as available-for-sale. Some of these securities are pledged to secure collateralized deposits, borrowings and for other purposes as required or permitted by law. The remaining investment securities could be pledged or sold to enhance liquidity, if necessary.

For the six months ended June 30, 2015, net cash provided by operating activities and financing activities was $28.9 million and $184.0 million, respectively, while net cash used in investing activities was $225.3 million, for a net decrease in cash and cash equivalents of $12.3 million since December 31, 2014. The primary cash outflows during the six months ended June 30, 2015 related to the increase in loans and purchases of investment securities, while the primary cash inflows related to cash received from core operations, increases in deposits, and additional short-term borrowings.

For the six months ended June 30, 2014, net cash provided by operating activities and investing activities was $9.7 million and $67.3 million, respectively, while net cash used in financing activities was $48.6 million, for a net increase in cash and cash equivalents of $28.4 million since December 31, 2013. The primary cash outflows during the first six months of 2014 related to the increase in loans, decrease in deposits and repayment of short-term borrowings, while the primary cash inflows related to cash received from core operations, cash received from the acquisitions, and proceeds from the sale of investment securities.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in those obligations during the three and six months ended June 30, 2015.

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

The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2014 to June 30, 2015. See Note 7 “Derivatives” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report for more information on the Company’s strategies to hedge its interest rate risk.

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

As of June 30, 2015, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BNC BANCORP

Date:	August 6, 2015	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2015	By: /s/ David B. Spencer
David B. Spencer
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Purchase and Assumption Agreement, dated June 1, 2015, by and between Bank of North Carolina and CertusBank, N.A. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the SEC on
June 1, 2015.

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