Form 10-Q
period 2015-09-30
BNC BANCORP
filed 2015-11-09
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of shares outstanding of the registrant's common stock at November 4, 2015 was 38,147,976.

BNC BANCORP

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2015(Unaudited)	December 31, 2014
Assets
Cash and due from banks	$50,883	$44,659
Interest-earning deposits in other banks	19,624	40,535
Investment securities available-for-sale, at fair value	404,594	269,290
Investment securities held-to-maturity, at amortized cost (fair value of $245,131 and $241,997 at September 30, 2015 and December 31, 2014, respectively)	241,138	237,092
Federal Home Loan Bank stock, at cost	8,511	10,562
Loans held for sale	37,437	37,280
Loans:
Originated loans	2,587,572	2,116,441
Acquired loans	1,391,061	958,657
Less allowance for loan losses	(30,833)	(30,399)
Net loans	3,947,800	3,044,699
Accrued interest receivable	15,528	14,514
Premises and equipment, net	99,955	87,761
Other real estate owned	37,280	42,531
FDIC indemnification asset	2,080	5,097
Investment in bank-owned life insurance	115,914	93,396
Goodwill and other intangible assets, net	146,623	83,701
Other assets	73,751	61,391
Total assets	$5,201,118	$4,072,508

Liabilities and shareholders' equity
Deposits:
Non-interest bearing demand	$738,529	$534,792
Interest-bearing demand	2,157,801	1,657,931
Time deposits	1,478,161	1,203,674
Total deposits	4,374,491	3,396,397
Short-term borrowings	77,409	127,934
Long-term debt	189,661	133,814
Accrued expenses and other liabilities	37,060	23,975
Total liabilities	4,678,621	3,682,120

Shareholders' equity:
Preferred stock, no par value; authorized 20,000,000 shares; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, no par value; authorized 60,000,000 shares; 33,317,088 and 27,777,737 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	389,802	281,488
Common stock, non-voting, no par value; authorized 20,000,000 shares; 4,820,844 shares issued and outstanding at September 30, 2015 and December 31, 2014	33,507	33,507
Retained earnings	91,753	65,211
Stock in directors rabbi trust	(4,964)	(3,429)
Directors deferred fees obligation	4,964	3,429
Accumulated other comprehensive income	7,435	10,182
Total shareholders' equity	522,497	390,388
Total liabilities and shareholders' equity	$5,201,118	$4,072,508

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income:
Loans, including fees	$48,050	$36,330	$127,964	$101,490
Investment securities:
Taxable	1,842	1,139	4,269	3,415
Tax-exempt	3,259	3,257	9,600	9,931
Interest-earning balances and other	162	150	414	391
Total interest income	53,313	40,876	142,247	115,227
Interest Expense:
Demand deposits	2,168	1,377	5,575	4,163
Time deposits	3,097	2,218	9,020	7,030
Short-term borrowings	37	106	152	327
Long-term debt	1,752	1,035	4,438	2,952
Total interest expense	7,054	4,736	19,185	14,472
Net Interest Income	46,259	36,140	123,062	100,755
Provision for loan losses	198	1,304	609	6,005
Net interest income after provision for loan losses	46,061	34,836	122,453	94,750
Non-Interest Income:
Mortgage fees	3,031	2,128	8,307	5,640
Service charges	2,284	1,631	5,738	4,457
Earnings on bank-owned life insurance	705	559	1,960	1,748
Gain (loss) on sale of investment securities, net	794	54	839	(511)
Other	2,355	1,935	7,318	5,903
Total non-interest income	9,169	6,307	24,162	17,237
Non-Interest Expense:
Salaries and employee benefits	20,114	15,759	53,726	44,780
Occupancy	3,211	2,647	8,410	6,788
Furniture and equipment	1,655	1,652	4,880	4,820
Data processing and supplies	1,268	895	3,502	2,864
Advertising and business development	493	667	1,756	2,041
Insurance, professional and other services	3,155	2,128	7,256	6,936
FDIC insurance assessments	824	821	2,261	2,232
Loan, foreclosure and other real estate owned expenses	2,352	2,586	8,213	6,307
Other	5,113	2,673	11,571	7,343
Total non-interest expense	38,185	29,828	101,575	84,111
Income before income tax expense	17,045	11,315	45,040	27,876
Income tax expense	5,106	3,047	13,329	6,991
Net Income	$11,939	$8,268	$31,711	$20,885

Basic earnings per common share	$0.31	$0.28	$0.92	$0.73
Diluted earnings per common share	$0.31	$0.28	$0.92	$0.73
Dividends declared and paid per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$11,939	$8,268	$31,711	$20,885
Other comprehensive (loss) income:
Investment securities:
Unrealized holding gains (losses) on investments securities available-for-sale	908	2,910	(827)	12,745
Tax effect	(336)	(1,077)	306	(4,716)
Reclassification of (gains) losses recognized in net income	(794)	(54)	(839)	511
Tax effect	293	20	310	(189)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(204)	(161)	(561)	(657)
Tax effect	76	59	208	243
Net of tax amount	(57)	1,697	(1,403)	7,937
Cash flow hedging activities:
Unrealized holding (losses) gains	(1,390)	484	(2,134)	(2,088)
Tax effect	514	(179)	790	773
Reclassification of losses recognized in net income	—	—	—	457
Tax effect	—	—	—	(171)
Net of tax amount	(876)	305	(1,344)	(1,029)
Total other comprehensive (loss) income	(933)	2,002	(2,747)	6,908
Total comprehensive income	$11,006	$10,270	$28,964	$27,793

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

	Preferred stock		Common stock		Common stock - nonvoting		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	21,310,832	$181,684	5,992,213	$44,781	$41,559	$(3,143)	$3,143	$3,306	$271,330
Net income	—	—	—	—	—	—	20,885	—	—	—	20,885
Directors deferred fees	—	—	—	—	—	—	—	(34)	34	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	6,908	6,908
Common stock repurchased	—	—	—	—	(300,000)	(5,081)	—	—	—	—	(5,081)
Common stock issued pursuant to:											—
Acquisition of South Street Financial	—	—	1,139,931	19,778	—	—	—	—	—	—	19,778
Purchase of Community First Financial	—	—	1,190,763	20,128	—	—	—	—	—	—	20,128
Stock-based compensation	—	—	133,327	1,187	—	—	—	—	—	—	1,187
Shares withheld for payment of income taxes	—	—	(32,279)	(542)	—	—	—	—	—	—	(542)
Stock options exercised	—	—	62,258	701	—	—	—	—	—	—	701
Shares traded to exercise stock options	—	—	(37,158)	(663)	—	—	—	—	—	—	(663)
Excess income tax benefit	—	—	—	27	—	—	—	—	—	—	27
Dividend reinvestment plan	—	—	14,827	252	—	—	—	—	—	—	252
Cash dividends:
Common stock, $0.15 per share	—	—	—	—	—	—	(4,263)	—	—	—	(4,263)
Balance, September 30, 2014	—	$—	23,782,501	$222,552	5,692,213	$39,700	$58,181	$(3,177)	$3,177	$10,214	$330,647

Balance, December 31, 2014	—	$—	27,777,737	$281,488	4,820,844	$33,507	$65,211	$(3,429)	$3,429	$10,182	$390,388
Net income	—	—	—	—	—	—	31,711	—	—	—	31,711
Directors deferred fees	—	—	—	—	—	—	—	(1,535)	1,535	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(2,747)	(2,747)
Common stock repurchased	—	—	(200,000)	(3,622)	—	—	—	—	—	—	(3,622)
Common stock issued pursuant to:
Acquisition of Valley Financial	—	—	5,500,697	108,700	—	—	—	—	—	—	108,700
Stock-based compensation	—	—	111,413	1,994	—	—	—	—	—	—	1,994
Dividend reinvestment plan	—	—	12,673	231	—	—	—	—	—	—	231
Stock options exercised	—	—	206,140	2,440	—	—	—	—	—	—	2,440
Shares withheld for payment of taxes	—	—	(31,385)	(576)	—	—	—	—	—	—	(576)
Shares traded to exercise stock options	—	—	(60,187)	(1,047)	—	—	—	—	—	—	(1,047)
Excess income tax benefit	—	—	—	194	—	—	—	—	—	—	194
Cash dividends:
Common stock, $0.15 per share	—	—	—	—	—	—	(5,169)	—	—	—	(5,169)
Balance, September 30, 2015	—	$—	33,317,088	$389,802	4,820,844	$33,507	$91,753	$(4,964)	$4,964	$7,435	$522,497

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$31,711	$20,885
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	609	6,005
Depreciation and amortization	4,792	4,341
Amortization of premiums, net	3,048	3,200
Amortization of intangible assets	2,782	1,621
Accretion of fair value purchase accounting adjustments	(16,621)	(8,697)
Cash flow hedge expense	—	163
Stock-based compensation	1,994	1,187
Deferred compensation	265	338
Earnings on bank-owned life insurance	(1,960)	(1,748)
(Gain) loss on sale of investment securities, net	(839)	511
Gain on disposal of premises and equipment	(382)	(21)
Losses on other real estate owned	4,359	3,136
Gain on sale of loans held for sale	(8,307)	(5,640)
Origination of loans held for sale	(274,734)	(211,835)
Proceeds from sales of loans held for sale	281,344	212,809
Decrease in accrued interest receivable	1,249	1,768
Payments received from FDIC under loss-share agreements	4,758	9,076
Decrease (increase) in other assets	1,278	(9,164)
Increase (decrease) in accrued expenses and other liabilities	12,382	(10,863)
Net cash provided by operating activities	47,728	17,072
Investing activities
Purchases of investment securities available-for-sale	(137,909)	(21,339)
Purchases of investment securities held-to-maturity	(17,910)	(5,269)
Proceeds from sales of investment securities available-for-sale	118,709	40,646
Proceeds from sales of investment securities held-to-maturity	—	8,651
Proceeds from maturities and payments of investment securities available-for-sale	32,865	36,899
Proceeds from maturities and payments of investment securities held-to-maturity	11,788	2,831
Redemption of Federal Home Loan Bank stock	6,389	1,974
Net increase in loans	(285,871)	(167,127)
Purchases of premises and equipment	(7,801)	(3,201)
Proceeds from disposal of premises and equipment	1,416	21
Investment in bank-owned life insurance	(674)	(171)
Investment in other real estate owned	(1,414)	(957)
Proceeds from sales of other real estate owned	15,503	23,116
Net cash received from acquisitions	13,263	74,418
Net cash used in investing activities	(251,646)	(9,508)

Financing activities
Net increase (decrease) in deposits	332,088	(51,115)
Net (decrease) increase in short-term borrowings	(136,316)	(4,029)
Net increase in long-term-debt	1,202	58,500
Common stock repurchased	(3,622)	(5,081)
Common stock issued from exercise of stock options, net of taxes	2,440	38
Common stock issued pursuant to dividend reinvestment plan	231	252
Common stock repurchased in lieu of income taxes	(1,623)	(542)
Cash dividends paid	(5,169)	(4,263)
Net cash provided by (used in) financing activities	189,231	(6,240)
Net (decrease) increase in cash and cash equivalents	(14,687)	1,324
Cash and cash equivalents, beginning of period	85,194	108,390
Cash and cash equivalents, end of period	$70,507	$109,714
Supplemental Statement of Cash Flows Disclosure
Interest paid	$18,379	$17,863
Income taxes paid	1,785	2,400
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$7,205	$17,055
Transfer of loans held for sale to loans	2,405	14,659
FDIC indemnification asset increase for losses, net	2,026	1,795

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2015 and 2014

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

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to 2015 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

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

Recently Adopted and Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize measurement period adjustments during the period in which it determines the amount of the adjustment. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which amends the presentation of debt issuance costs in the balance sheet as a direct deduction from the related debt liability. This update affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis (Topic 810), which amends the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all of its previous consolidation conclusions. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Subtopic 310-40), to clarify that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

NOTE 2 – ACQUISITIONS

Pending Acquisition of Southcoast Financial Corporation

On August 14, 2015, the Company entered into a Purchase and Assumption Agreement to acquire Southcoast Financial Corporation ("Southcoast"), the holding company for Southcoast Community Bank. Southcoast operates ten branches in and around Charleston, South Carolina and has approximately $506 million in total assets.

Under the merger agreement, Southcoast's shareholders will receive a fixed price of $13.35 for each share of Southcoast common stock, payable in shares of the Company's voting common stock, based upon the 20-day volume weighted average price of the Company's common stock prior to the closing of the merger, subject to maximum and minimum exchange ratios. The Company anticipates the acquisition will close in the first quarter of 2016, subject to customary closing conditions, including regulatory approval and approval of Southcoast’s shareholders.

Acquisition of Branches from CertusBank, N.A.

On October 13, 2015, the Company completed the acquisition of seven branches in upstate South Carolina from CertusBank, N.A., pursuant to the terms of the Purchase and Assumption Agreement dated June 1, 2015.

The Company is in the process of obtaining third-party valuations to determine the fair value of assets acquired and liabilities assumed from CertusBank, N.A. As a result, it is impracticable to disclose the preliminary purchase price allocation as of the filing date of these unaudited consolidated financial statements.

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

A summary of assets received and liabilities assumed for Valley, as well as the associated fair value adjustments, are as follows:

	As Recorded by Valley	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash and due from banks	$13,263	$—		$13,263
Investment securities available-for-sale	152,125	(796)	(1)	151,329
Federal Home Loan Bank stock, at cost	4,338	—		4,338
Loans	624,006	(15,973)	(2)	608,033
Premises and equipment	8,934	892	(3)	9,826
Accrued interest receivable	2,263	—		2,263
Other real estate owned	8,114	—		8,114
Core deposit intangible	—	6,964	(4)	6,964
Other assets	31,297	3,641	(5)	34,938
Total assets acquired	$844,340	$(5,272)		839,068
Liabilities
Deposits	$(646,053)	$(1,086)	(6)	(647,139)
Borrowings	(141,087)	548	(7)	(140,539)
Other liabilities	(972)	(458)	(8)	(1,430)
Total liabilities assumed	$(788,112)	$(996)		(789,108)
Net assets acquired				49,960
Total consideration paid				108,700
Goodwill				$58,740

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of investment securities available-for-sale.

(2)	Adjustment to reflect estimated fair value of loans.

(3)	Adjustment to reflect estimated fair value of premises and equipment.

(4)	Adjustment to reflect recording of core deposit intangible.

(5)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(6)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(7)	Adjustment to reflect estimated fair value of borrowings based on market rates for similar products.

(8)	Adjustment to reflect the estimated fair market value of certain leases.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (5,500,697 shares)	$107,924
Fair value of Valley stock options assumed	773
Cash payments to shareholders	3
Total consideration paid	$108,700

With this acquisition, the Company expanded its footprint into Roanoke, Virginia with the addition of nine branches and an experienced in-market team that enhances the Company’s ability to compete in that market. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the banking operations reporting unit.

The following table presents financial information regarding the former Valley operations included in our Consolidated Statements of Income from the date of acquisition through September 30, 2015 under the column “Actual from acquisition date.” These amounts do not include direct costs as explained above. The following table presents unaudited pro-forma information as if the acquisition of Valley had occurred on January 1, 2015 under the “Pro-forma” columns. In addition, the following table presents unaudited pro-forma information as if the acquisition of Valley, Harbor Bank Group, Inc., Community First Financial Group, Inc., and South Street Financial Corp. had occurred on January 1, 2014 under the “Pro-forma” columns. This pro-forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects and is based on our historical results for the periods presented. Transaction-related costs related to the acquisition are not reflected in the pro-forma amounts. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Valley at the beginning of 2014. Cost savings are also not reflected in the unaudited pro-forma amounts for three and nine months ended September 30, 2015 and 2014, respectively (dollars in thousands).

	Actual from acquisition date through September 30, 2015	Pro-forma for three months ended September 30,		Pro-forma for nine months ended September 30,
		2015	2014	2015	2014
Net interest income	$6,390	$46,259	$45,439	$137,779	$134,836
Non-interest income	413	9,169	8,302	26,944	24,637
Net income	1,382	11,939	12,413	28,498	36,836

Pro-forma earnings per share:
Basic		$0.31	$0.33	$0.75	$0.97
Diluted		$0.31	$0.32	$0.75	$0.96

Acquisition of Harbor Bank Group, Inc.

On December 1, 2014, the Company completed the acquisition of Harbor Bank Group, Inc., the holding company for Harbor National Bank ("Harbor"). Under the merger agreement, Harbor's shareholders received 0.950 shares of the Company's voting common stock for each share of Harbor common stock owned.

A summary of assets received and liabilities assumed for Harbor, as well as the associated fair value adjustments, are as follows:

	As Recorded by Harbor	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash and due from banks	$5,833	$—		$5,833
Investment securities available-for-sale	9,200	—		9,200
Federal Home Loan Bank stock, at cost	1,259	—		1,259
Loans	293,848	(4,207)	(1)	289,641
Premises and equipment	1,801	—		1,801
Accrued interest receivable	643	—		643
Other real estate owned	11	—		11
Core deposit intangible	—	3,700	(2)	3,700
Other assets	6,718	381	(3)	7,099
Total assets acquired	$319,313	$(126)		319,187
Liabilities
Deposits	$(254,521)	$(253)	(4)	(254,774)
Borrowings	(29,720)	(184)	(5)	(29,904)
Other liabilities	(2,268)	(85)	(6)	(2,353)
Total liabilities assumed	$(286,509)	$(522)		(287,031)
Net assets acquired				32,156
Total consideration paid (3,082,714 shares of voting common stock)				51,003
Goodwill				$18,847

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of loans.

(2)	Adjustment to reflect recording of core deposit intangible.

(3)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(4)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(5)	Adjustment to reflect estimated fair value of borrowings based on market rates for similar products.

(6)	Adjustment to reflect the estimated fair market value of certain leases.

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

A summary of assets received and liabilities assumed for Community First, as well as the associated fair value adjustments, are as follows:

	As Recorded by Community First	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash and due from banks	$47,330	$—		$47,330
Investment securities available-for-sale	12,000	—		12,000
Federal Home Loan Bank stock, at cost	293	—		293
Loans	152,885	(15,139)	(1)	137,746
Premises and equipment	545	(131)	(2)	414
Accrued interest receivable	436	—		436
Other real estate owned	1,419	(271)	(3)	1,148
Core deposit intangible	—	3,624	(4)	3,624
Other assets	6,849	4,552	(5)	11,401
Total assets acquired	$221,757	$(7,365)		214,392
Liabilities
Deposits	$(191,486)	$(180)	(6)	(191,666)
Borrowings	(4,560)	—		(4,560)
Other liabilities	(1,063)	(205)	(7)	(1,268)
Total liabilities assumed	$(197,109)	$(385)		(197,494)
Net assets acquired				16,898
Total consideration paid				26,734
Goodwill				$9,836

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of loans.

(2)	Adjustment to reflect estimated fair value of premises and equipment.

(3)	Adjustment to reflect estimated fair value of other real estate owned.

(4)	Adjustment to reflect recording of core deposit intangible.

(5)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(6)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(7)	Adjustment to reflect the estimated fair market value of certain leases.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (1,190,763 shares)	$20,128
Redemption of preferred stock	850
Cash payments to common shareholders	5,756
Total consideration paid	$26,734

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

A summary of assets received and liabilities assumed for South Street, as well as the associated fair value adjustments, are as follows:

	As Recorded by South Street	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash and due from banks	$39,680	$—		$39,680
Investment securities available-for-sale	13,000	—		13,000
Federal Home Loan Bank stock, at cost	895	—		895
Loans	188,386	(10,433)	(1)	177,953
Premises and equipment	9,273	(611)	(2)	8,662
Accrued interest receivable	592	—		592
Other real estate owned	12,358	(3,788)	(3)	8,570
Core deposit intangible	—	2,387	(4)	2,387
Other assets	13,554	4,878	(5)	18,432
Total assets acquired	$277,738	$(7,567)		270,171
Liabilities
Deposits	$(236,526)	$(1,188)	(6)	(237,714)
Borrowings	(12,300)	—		(12,300)
Other liabilities	(7,075)	—		(7,075)
Total liabilities assumed	$(255,901)	$(1,188)		(257,089)
Net assets acquired				13,082
Total consideration paid				25,763
Goodwill				$12,681

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of loans.

(2)	Adjustment to reflect estimated fair value of premises and equipment.

(3)	Adjustment to reflect estimated fair value of other real estate owned.

(4)	Adjustment to reflect recording of core deposit intangible.

(5)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(6)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (1,139,931 shares)	$19,778
Cash payments to common shareholders	5,985
Total consideration paid	$25,763

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

The Company incurred transaction-related costs of $4.9 million and $9.0 million during the three and nine months ended September 30, 2015, which were expensed as incurred as a component of non-interest expense. Transaction-related costs primarily included, but were not limited to, severance costs, professional services, data processing fees, marketing and advertising expenses.

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

The Company's basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Net income	$11,939	$8,268	$31,711	$20,885

Weighted average participating common shares - basic	38,057,633	29,471,545	34,460,987	28,558,941
Effects of dilutive Stock Rights	107,448	95,769	83,925	107,539
Weighted average participating common shares - diluted	38,165,081	29,567,314	34,544,912	28,666,480

Basic earnings per common share	$0.31	$0.28	$0.92	$0.73
Diluted earnings per common share	$0.31	$0.28	$0.92	$0.73

For the three and nine months ended September 30, 2015 and 2014, respectively, there were no shares of Stock Rights excluded in computing diluted common shares outstanding.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$12,024	$348	$—	$12,372
State and municipals	171,229	9,819	41	181,007
Corporate debt securities	36,758	38	136	36,660
Asset-backed debt securities	74,720	10	1,204	73,526
Equity securities	11,563	207	497	11,273
Mortgage-backed securities:
Residential government sponsored	87,050	1,009	68	87,991
Other government sponsored	1,664	101	—	1,765
	$395,008	$11,532	$1,946	$404,594
Held-to-maturity:
State and municipals	$227,138	$5,494	$608	$232,024
Corporate debt securities	14,000	67	960	13,107
	$241,138	$5,561	$1,568	$245,131

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$17,636	$252	$—	$17,888
State and municipals	178,263	10,899	227	188,935
Corporate debt securities	13,808	4	197	13,615
Asset-backed debt securities	12,764	—	198	12,566
Equity securities	6,145	85	321	5,909
Mortgage-backed securities:
Residential government sponsored	27,450	884	60	28,274
Other government sponsored	1,972	131	—	2,103
	$258,038	$12,255	$1,003	$269,290
Held-to-maturity:
State and municipals	$213,092	$6,266	$389	$218,969
Corporate debt securities	14,000	48	1,020	13,028
Asset-backed debt securities	10,000	—	—	10,000
	$237,092	$6,314	$1,409	$241,997

The amortized cost and estimated fair value of investment securities at September 30, 2015, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale:
Due within one year	$233	$237
Due after one through five years	19,031	20,074
Due after five through ten years	39,581	39,997
Due after ten years	324,600	333,013
Total debt securities	383,445	393,321
Equity securities	11,563	11,273
	$395,008	$404,594

Held-to-maturity:
Due within one year	$1,546	$1,572
Due after one year through five years	25,706	25,698
Due after five through ten years	18,132	18,213
Due after ten years	195,754	199,648
	$241,138	$245,131

At September 30, 2015 and December 31, 2014, investment securities with an estimated fair value of approximately $348.5 million and $269.2 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Proceeds from sales	$99,626	$15,140	$119,503	$49,297

Gross realized gains on sales	$812	$137	$894	$474
Gross realized losses on sales	(18)	(83)	(55)	(985)
Total realized gains (losses), net	$794	$54	$839	$(511)

During the nine months ended September 30, 2014, the Company made two sales of investment securities classified as held-to-maturity. The Company sold $3.3 million of state and municipal debt obligations that were downgraded by Moody's as a result of allegations of fraud and multiple pending investigations of the issuer. As a result of the downgrade of the securities, the Company's intent to hold these securities changed and management elected to divest of its interest in the downgraded securities. The Company recorded a realized gain of $0.2 million on this sale.

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

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015	(Dollars in thousands)
Available-for-sale:
State and municipals	3	$7,622	$27	1	$1,054	$14	$8,676	$41
Corporate debt securities	3	13,974	111	1	2,975	25	16,949	136
Asset-backed debt securities	17	61,056	870	1	4,457	334	65,513	1,204
Equity securities	1	5,350	67	1	549	430	5,899	497
Mortgage-backed securities	5	6,147	30	2	2,299	38	8,446	68
	29	$94,149	$1,105	6	$11,334	$841	$105,483	$1,946

Held-to-maturity:
State and municipals	41	$49,090	$393	11	$9,690	$215	$58,780	$608
Corporate debt securities	—	—	—	1	3,040	960	3,040	960
	41	49,090	393	12	12,730	1,175	61,820	1,568

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014	(Dollars in thousands)
Available-for-sale:
State and municipals	—	$—	$—	11	$24,083	$227	24,083	$227
Corporate debt securities	3	10,134	172	1	2,975	25	13,109	197
Asset-backed debt securities	—	—	—	1	4,566	198	4,566	198
Equity securities	1	1,850	18	1	676	303	2,526	321
Mortgage-backed securities	1	4,703	11	4	4,476	49	9,179	60
	5	$16,687	$201	18	$36,776	$802	$53,463	$1,003

Held-to-maturity:
State and municipals	2	$2,148	$25	36	$42,297	$364	$44,445	$389
Corporate debt securities	—	—	—	1	2,980	1,020	2,980	1,020
	2	$2,148	$25	37	$45,277	$1,384	$47,425	$1,409

All state and municipal securities in an unrealized loss position were rated as investment grade at September 30, 2015. The Company continually assesses the risk of credit default for the municipal bond portfolio and believes the portfolio has a low risk of credit default. The corporate debt securities are issued by well-capitalized and sound financial institutions. The asset-backed debt securities are rated at least Aa2 by Moody’s and the majority of these securities have been in an unrealized loss position for less than 12 months. The gross unrealized losses reported for the mortgage-backed securities relate to investment securities issued or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, or the Federal Home Loan Mortgage Corporation. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these investment securities before the anticipated recovery of the amortized cost basis. The unrealized losses for the debt securities are caused by changes in market interest rates, as opposed to credit concerns related to the respective issuers.

The equity securities held by the Company in an unrealized loss position at September 30, 2015 consist of publicly-traded common stock of an investment company, as well as preferred stock of a well-capitalized and sound financial institution. The Company concluded there are no concerns about the long-term viability of the issuers. The Company has the positive intent and ability to hold these securities until the anticipated recovery of value occurs.

Based on this analysis, the Company does not consider any investment securities to be other-than-temporarily impaired at September 30, 2015.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below:

	September 30, 2015			December 31, 2014
	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
	(Dollars in thousands)
Commercial real estate	$1,510,589	$622,130	$2,132,719	$1,181,492	$403,672	$1,585,164
Commercial construction	277,251	63,698	340,949	265,968	48,668	314,636
Commercial and industrial	235,879	104,332	340,211	154,132	38,200	192,332
Leases	25,593	—	25,593	21,100	—	21,100
Total commercial	2,049,312	790,160	2,839,472	1,622,692	490,540	2,113,232
Residential construction	57,349	34,213	91,562	43,298	29,854	73,152
Residential mortgage	468,141	560,835	1,028,976	439,600	432,818	872,418
Consumer and other	12,770	5,853	18,623	10,851	5,445	16,296
Total portfolio loans	$2,587,572	$1,391,061	$3,978,633	$2,116,441	$958,657	$3,075,098

(1)
Amount includes $45.5 million and $137.5 million of acquired loans covered under FDIC loss-share agreements at September 30, 2015 and December 31, 2014, respectively. The unpaid principal balance for acquired loans covered under FDIC loss-share agreements was $46.0 million and $140.4 million at September 30, 2015 and December 31, 2014, respectively.

On July 1, 2015, the Company’s loss-share agreement related to the non-single family residential mortgage loans acquired from Beach First National Bank (“Beach First”) expired. Accordingly, the Company will bear all future losses on this portfolio of loans. Immediately prior to the expiration of the loss-sharing arrangement, the loans in this portfolio had a carrying value of $74.4 million.

A portion of the fair value discount on acquired covered loans has an accretable yield associated with those loans that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected. The following table details changes in the carrying amount of covered acquired loans and accretable yield for loans receivable for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	2015		2014
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
	(Dollars in thousands)
Balance at beginning of period	$(2,213)	$137,459	$(6,058)	$187,661
Reduction from payments and foreclosures, net	—	(19,337)	—	(54,489)
Reduction from expiration of loss-share coverage	480	(74,400)	—	—
Reclass from non-accretable to accretable yield	(113)	113	(221)	221
Accretion	1,662	1,662	4,066	4,066
Balance at end of period	$(184)	$45,497	$(2,213)	$137,459

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of ASC Topic 310-30: Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. Generally, the acquired loans that meet the Company’s definition for substandard status fall within the definition of credit-impaired covered loans. The following table presents loans acquired during the nine months ended September 30, 2015, at acquisition date, accounted for under ASC 310-30:

Contractually required payments receivable	$35,772
Contractual cash flows not expected to be collected (non-accretable)	(6,368)
Expected cash flows	29,404
Interest component of expected cash flows	(480)
Fair value of loans acquired	$28,924

The acquisition date unpaid balance of loans acquired during the nine months ended September 30, 2015 that did not have credit deterioration was $588.4 million with an estimated fair value of $575.7 million. The discount will be amortized on a level-yield basis over the economic life of the loans.

The Company has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) and from the Federal Reserve Bank. At September 30, 2015 and December 31, 2014, real estate loans with carrying values of $1.51 billion and $1.10 billion, respectively, were pledged to secure borrowing facilities from these institutions.

A summary of the changes to the allowance for loan losses, by class of financing receivable, is presented below:

For the three months ended September 30, 2015	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance June 30, 2015	$12,940	$5,547	$3,255	$92	$463	$8,138	$200	$30,635
Charge-offs	(593)	—	(42)	—	—	(536)	(36)	(1,207)
Recoveries	403	113	689	—	5	313	10	1,533
Provision (1)	271	(842)	78	(4)	57	581	57	198
Change in FDIC indemnification asset (1)	1	157	(100)	—	—	(386)	2	(326)
Balance September 30, 2015	$13,022	$4,975	$3,880	$88	$525	$8,110	$233	$30,833

For the three months ended September 30, 2014	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance June 30, 2014	$12,087	$5,184	$3,331	$54	$160	$9,036	$277	$30,129
Charge-offs	(878)	(324)	(379)	—	—	(1,267)	(18)	(2,866)
Recoveries	680	377	383	—	3	1,002	96	2,541
Provision (2)	2,299	760	(509)	(28)	334	(1,391)	(161)	1,304
Change in FDIC indemnification asset (2)	35	(265)	(150)	—	—	(1)	(5)	(386)
Balance September 30, 2014	$14,223	$5,732	$2,676	$26	$497	$7,379	$189	$30,722

For the nine months ended September 30, 2015	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance December 31, 2014	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399
Charge-offs	(2,153)	(80)	(151)	—	—	(1,223)	(302)	(3,909)
Recoveries	955	1,606	1,175	—	39	782	130	4,687
Provision (1)	1,616	(578)	(200)	(15)	(87)	(331)	204	609
Change in FDIC indemnification asset (1)	(81)	(284)	(170)	—	3	(431)	10	(953)
Balance September 30, 2015	$13,022	$4,975	$3,880	$88	$525	$8,110	$233	$30,833

For the nine months ended September 30, 2014	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance December 31, 2013	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875
Charge-offs	(2,956)	(3,468)	(2,128)	—	—	(3,705)	(182)	(12,439)
Recoveries	1,190	1,693	805	—	16	1,650	118	5,472
Provision (2)	1,401	1,457	1,081	(30)	274	1,847	(25)	6,005
Change in FDIC indemnification asset (2)	(164)	(688)	(219)	—	(6)	(143)	29	(1,191)
Balance September 30, 2014	$14,223	$5,732	$2,676	$26	$497	$7,379	$189	$30,722

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $0.1 million and $(0.1) million for the three and nine months ended September 30, 2015, respectively. This resulted in a decrease in the FDIC indemnification asset of $0.3 million and $1.0 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $(0.5) million and $(1.3) million for the three and nine months ended September 30, 2015, respectively.

(2)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(0.1) million and $(0.3) million for the three and nine months ended September 30, 2014, respectively. This resulted in a decrease in the FDIC indemnification asset of $0.4 million and $1.2 million, which is the difference between the net provision on covered loans and the total additions to the allowance for loan losses allocable to the covered loan portfolio of $(0.5) million and $(1.5) million for the three and nine months ended September 30, 2014, respectively.

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balances at September 30, 2015:
Specific reserves:
Impaired loans	$1,817	$165	$617	$—	$53	$1,637	$1	$4,290
Purchase credit impaired loans	1,327	406	59	—	16	1,208	4	3,020
Total specific reserves	3,144	571	676	—	69	2,845	5	7,310
General reserves	9,878	4,404	3,204	88	456	5,265	228	23,523
Total	$13,022	$4,975	$3,880	$88	$525	$8,110	$233	$30,833

Loans:
Individually evaluated for impairment	$25,528	$3,480	$1,642	$—	$478	$15,995	$10	$47,133
Purchase credit impaired loans	92,669	15,728	3,080	—	1,252	44,393	219	157,341
Loans collectively evaluated for impairment	2,014,522	321,741	335,489	25,593	89,832	968,588	18,394	3,774,159
Total	$2,132,719	$340,949	$340,211	$25,593	$91,562	$1,028,976	$18,623	$3,978,633

Balances at December 31, 2014:
Specific reserves:
Impaired loans	$1,614	$118	$42	$—	$230	$972	$13	$2,989
Purchase credit impaired loans	1,727	424	152	—	—	1,556	11	3,870
Total specific reserves	3,341	542	194	—	230	2,528	24	6,859
General reserves	9,344	3,769	3,032	103	340	6,785	167	23,540
Total	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399

Loans:
Individually evaluated for impairment	$27,578	$4,080	$1,264	$—	$657	$13,019	$126	$46,724
Purchase credit impaired loans	82,477	11,326	4,591	—	952	50,164	872	150,382
Loans collectively evaluated for impairment	1,475,109	299,230	186,477	21,100	71,543	809,235	15,298	2,877,992
Total	$1,585,164	$314,636	$192,332	$21,100	$73,152	$872,418	$16,296	$3,075,098

The following tables present information related to impaired loans, excluding purchased impaired loans:

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
September 30, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$10,477	$10,446	$1,737	$14,136	$14,099
Commercial construction	1,595	1,591	142	1,714	1,707
Commercial and industrial	1,425	1,417	572	—	—
Residential construction	345	344	41	—	—
Residential mortgage	7,504	7,480	819	3,278	3,266
Consumer and other	10	10	1	—	—
Total originated	21,356	21,288	3,312	19,128	19,072
Acquired:
Commercial real estate	660	673	80	1,103	1,125
Commercial construction	182	181	23	181	181
Commercial and industrial	223	227	45	—	27
Residential construction	111	111	12	24	588
Residential mortgage	4,214	4,627	819	4,877	5,029
Total acquired	5,390	5,819	979	6,185	6,950
Total impaired loans	$26,746	$27,107	$4,291	$25,313	$26,022

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
December 31, 2014	(Dollars in thousands)
Originated:
Commercial real estate	$10,110	$10,089	$1,571	$17,095	$17,071
Commercial construction	1,734	1,728	105	2,227	2,218
Commercial and industrial	798	790	26	268	271
Residential construction	350	349	44	—	—
Residential mortgage	6,278	6,260	694	5,057	5,045
Consumer and other	127	126	13	—	—
Total originated	19,397	19,342	2,453	24,647	24,605
Acquired:
Commercial real estate	429	428	43	796	824
Commercial construction	133	132	13	469	467
Commercial and industrial	204	203	16	1	28
Residential construction	308	308	185	114	114
Residential mortgage	1,574	1,614	279	7,266	7,744
Total acquired	2,648	2,685	536	8,646	9,177
Total impaired loans	$22,045	$22,027	$2,989	$33,293	$33,782

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(Dollars in thousands)
Impaired loans with allowance:
Commercial real estate	$11,238	$109	$13,364	$121	$12,120	$302	$27,158	$311
Commercial construction	1,620	15	1,411	12	1,638	53	5,905	72
Commercial and industrial	1,487	17	941	5	1,456	46	603	10
Residential construction	382	4	352	3	378	11	433	4
Residential mortgage	7,318	46	6,902	32	7,329	105	11,299	129
Consumer and other	10	—	179	3	42	1	21	—
Total impaired loans with allowance	$22,055	$191	$23,149	$176	$22,963	$518	$45,419	$526
Impaired loans with no allowance:
Commercial real estate	$17,621	$147	$13,901	$143	$19,766	$386	$9,146	$149
Commercial construction	2,001	14	7,145	41	2,406	44	6,667	166
Commercial and industrial	281	1	21	—	316	1	481	6
Residential construction	82	—	—	—	101	—	—	—
Residential mortgage	12,646	43	11,985	73	12,588	89	11,389	164
Consumer and other	—	—	12	—	81	—	41	—
Total impaired loans with no allowance	$32,631	$205	$33,064	$257	$35,258	$520	$27,724	$485

For the three and nine months ended September 30, 2015 and 2014, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring (“TDR”) that remained on accrual status. The amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

At September 30, 2015 and December 31, 2014, the Company had $1.6 million and $2.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in progress.

The following tables present an aging analysis of the recorded investment in the Company's loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
September 30, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$743	$741	$—	$1,984	$3,468	$1,507,121	$1,510,589
Commercial construction	—	83	—	594	677	276,574	277,251
Commercial and industrial	372	129	—	169	670	235,209	235,879
Leases	—	—	—	—	—	25,593	25,593
Residential construction	—	—	—	—	—	57,349	57,349
Residential mortgage	1,067	310	—	3,167	4,544	463,597	468,141
Consumer and other	52	—	—	—	52	12,718	12,770
Total originated	2,234	1,263	—	5,914	9,411	2,578,161	2,587,572
Acquired:
Commercial real estate	—	658	—	4,847	5,505	616,625	622,130
Commercial construction	41	—	—	443	484	63,214	63,698
Commercial and industrial	57	314	—	120	491	103,841	104,332
Residential construction	—	52	—	134	186	34,027	34,213
Residential mortgage	588	348	—	8,749	9,685	551,150	560,835
Consumer and other	23	12	—	29	64	5,789	5,853
Total acquired	709	1,384	—	14,322	16,415	1,374,646	1,391,061
Total loans	$2,943	$2,647	$—	$20,236	$25,826	$3,952,807	$3,978,633

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
December 31, 2014	(Dollars in thousands)
Originated:
Commercial real estate	$1,974	$—	$—	$3,476	$5,450	$1,176,042	$1,181,492
Commercial construction	12	—	—	1,084	1,096	264,872	265,968
Commercial and industrial	102	24	—	417	543	153,589	154,132
Leases	—	—	—	—	—	21,100	21,100
Residential construction	200	—	—	—	200	43,098	43,298
Residential mortgage	1,508	1,268	—	3,498	6,274	433,326	439,600
Consumer and other	6	—	—	—	6	10,845	10,851
Total originated	3,802	1,292	—	8,475	13,569	2,102,872	2,116,441
Acquired:
Commercial real estate	880	155	—	4,508	5,543	398,129	403,672
Commercial construction	230	67	—	779	1,076	47,592	48,668
Commercial and industrial	121	27	—	197	345	37,855	38,200
Residential construction	—	—	—	422	422	29,432	29,854
Residential mortgage	2,200	848	—	10,312	13,360	419,458	432,818
Consumer and other	92	2	—	30	124	5,321	5,445
Total acquired	3,523	1,099	—	16,248	20,870	937,787	958,657
Total loans	$7,325	$2,391	$—	$24,723	$34,439	$3,040,659	$3,075,098

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
Loss - Loans classified as loss are considered uncollectable and are in the process of being charged-off, as soon as practicable, once so classified.

The following tables present the recorded investment in the Company’s loans by credit quality indicator:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$1,440,104	$42,584	$27,901	$—	$—	$1,510,589
Commercial construction	264,222	6,356	6,673	—	—	277,251
Commercial and industrial	225,869	5,578	4,432	—	—	235,879
Leases	25,593	—	—	—	—	25,593
Residential construction	56,981	24	344	—	—	57,349
Residential mortgage	436,247	21,059	10,835	—	—	468,141
Consumer and other	12,177	583	10	—	—	12,770
Total originated	2,461,193	76,184	50,195	—	—	2,587,572
Acquired:
Commercial real estate	542,028	33,484	46,618	—	—	622,130
Commercial construction	46,501	5,520	11,541	136	—	63,698
Commercial and industrial	94,400	429	9,503	—	—	104,332
Residential construction	31,643	1,065	1,505	—	—	34,213
Residential mortgage	499,997	37,466	22,580	792	—	560,835
Consumer and other	5,693	131	28	1	—	5,853
Total acquired	1,220,262	78,095	91,775	929	—	1,391,061
Total loans	$3,681,455	$154,279	$141,970	$929	$—	$3,978,633

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(Dollars in thousands)
Originated:
Commercial real estate	$1,100,361	$46,935	$34,196	$—	$—	$1,181,492
Commercial construction	256,987	5,530	3,451	—	—	265,968
Commercial and industrial	145,722	3,980	4,430	—	—	154,132
Leases	21,100	—	—	—	—	21,100
Residential construction	42,806	143	349	—	—	43,298
Residential mortgage	407,319	20,946	11,335	—	—	439,600
Consumer and other	10,331	428	92	—	—	10,851
Total originated	1,984,626	77,962	53,853	—	—	2,116,441
Acquired:
Commercial real estate	342,240	35,816	25,531	85	—	403,672
Commercial construction	36,346	5,910	6,320	92	—	48,668
Commercial and industrial	36,039	644	1,482	35	—	38,200
Residential construction	28,833	—	1,021	—	—	29,854
Residential mortgage	370,523	36,098	24,616	1,581	—	432,818
Consumer and other	5,256	159	30	—	—	5,445
Total acquired	819,237	78,627	59,000	1,793	—	958,657
Total loans	$2,803,863	$156,589	$112,853	$1,793	$—	$3,075,098

Modifications

Loan modifications are considered troubled debt restructurings ("TDR") if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.

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

The following tables provide a summary of loans modified as TDRs:

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
September 30, 2015	(Dollars in thousands)
Commercial real estate	$6,724	$—	$6,724	$238
Commercial construction	894	48	942	15
Commercial and industrial	1,219	—	1,219	510
Residential mortgage	6,715	14	6,729	424
Consumer and other	10	—	10	1
Total modifications	$15,562	$62	$15,624	$1,188
Number of contracts	36	2	38

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2014	(Dollars in thousands)
Commercial real estate	$3,835	$—	$3,835	$165
Commercial construction	1,341	50	1,391	16
Commercial and industrial	651	—	651	25
Residential mortgage	7,625	16	7,641	592
Consumer and other	126	—	126	13
Total modifications	$13,578	$66	$13,644	$811
Number of contracts	33	2	35

At September 30, 2015 and December 31, 2014, the Company had no available commitments outstanding on TDRs.

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

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Term	Total	Term	Payment	Interest Only	Combination	Total
	(Dollars in thousands)
Commercial real estate	$1,403	$1,403	$1,820	$—	$358	$863	$3,041
Commercial and industrial	—	—	93	419	231	—	743
Residential mortgage	149	149	149	—	—	—	149
Total modifications	$1,552	$1,552	$2,062	$419	$589	$863	$3,933

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Term	Payment	Combination	Total	Term	Interest Only	Payment	Combination	Total
	(Dollars in thousands)
Commercial real estate	$—	$—	$—	$—	$—	$—	$1,338	$—	$1,338
Commercial and industrial	—	—	158	158	—	—	—	158	158
Residential construction	—	—	—	—	—	479	—	—	479
Residential mortgage	755	—	—	755	755	—	—	—	755
Consumer and other	—	11	—	11	—	—	11	—	11
Total modifications	$755	$11	$158	$924	$755	$479	$1,349	$158	$2,741

The following tables summarize the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred. The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first. No TDRs defaulted during the three months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Commercial real estate	$—	$1,210
Commercial construction	—	1,245
Residential mortgage	—	129
Consumer and other	34	—

Loans held for sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Loans held for sale	$37,437	$20,906	$37,437	$20,906
Proceeds from sales of loans held for sale	105,373	76,206	281,344	212,809
Mortgage fees	3,031	2,128	8,307	5,640

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

The following table presents activity for the FDIC indemnification asset for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$5,097	$16,886
Accretion of present value discount, net	173	1,061
Post-acquisition adjustments	1,568	(2,920)
Receipt of payments from FDIC	(4,758)	(9,930)
Balance at end of period	$2,080	$5,097

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

Derivatives Designated as Cash Flow Hedges of Interest Rate Risk

The Company has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. The Company entered into an interest rate swap transaction with a notional amount of $125 million. The interest rate swap was designated as a hedge against the changes in cash flows attributable to changes in one-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the first $125 million of the Company's variable rate money market funding arrangement.

The Company receives interest at the one-month LIBOR rate and pays a fixed interest rate under the terms of the swap agreement. The termination date of the swap agreement is March 18, 2019.

Derivatives Not Designated as Hedges

The Company utilizes derivative financial instruments, which may include interest rate swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. These derivative positions are recorded at fair value on the Company’s consolidated balance sheet and, due to the matched nature of these derivative instruments, changes in fair value do not impact the Company’s earnings. At September 30, 2015 and December 31, 2014, the Company had notional amounts of $58.1 million and $34.7 million, respectively, on interest rate contracts with corporate customers and in offsetting interest rate contracts with another financial institution to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents the fair value of the Company’s derivatives:

	September 30, 2015			December 31, 2014
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivative assets:
Derivatives not designated as hedging instruments:
Interest rate swaps	$58,074	Other assets	$1,829	$34,692	Other assets	$723

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate swap	$125,000	Accrued expenses and other liabilities	$2,442	$125,000	Accrued expenses and other liabilities	$308
Derivatives not designated as hedging instruments:
Interest rate swaps	$58,074	Accrued expenses and other liabilities	$1,829	$34,692	Accrued expenses and other liabilities	$723

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
	(Dollars in thousands)
September 30, 2015
Derivative assets	$1,829	$—	$1,829	$—	$—	$1,829
Derivative liabilities	4,271	—	4,271	—	4,271	—
Total derivative instruments	$6,100	$—	$6,100	$—	$4,271	$1,829

December 31, 2014
Derivative assets	$723	$—	$723	$—	$—	$723
Derivative liabilities	1,031	—	1,031	—	1,031	—
Total derivative instruments	$1,754	$—	$1,754	$—	$1,031	$723

The Company has recorded a net loss of $1.5 million, net of tax, as component of accumulated other comprehensive income at September 30, 2015 associated with cash flow hedging instruments and expects $1.4 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months. The following table presents the amounts recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Amount of net gains (losses) recorded in OCI (effective portion)	$(876)	$305	$(1,344)	$(1,315)
Amount of net losses reclassified from OCI to earnings (1)	—	—	—	286

(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the three and nine months ended September 30, 2015 and 2014, respectively. The Company will continue to assess the effectiveness of the hedges on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At September 30, 2015, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $4.3 million, for which the Company has posted collateral with a fair value of $6.3 million.

NOTE 8 – BORROWINGS

The following table presents the Company’s short-term borrowings:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Repurchase agreements (1)	$63,409	$25,834
Advances from FHLB	14,000	102,100
Total short-term borrowings	$77,409	$127,934

(1) Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The following table presents the Company’s long-term debt:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Advances from FHLB	$83,108	$52,000
Subordinated notes	71,896	60,000
Junior subordinated debentures	36,328	23,713
	191,332	135,713
Less: Prepayment penalty on extinguishment of FHLB advances	1,671	1,899
Total long-term debt	$189,661	$133,814

The following table details the Company's long-term FHLB advances outstanding:

Maturity	Interest Rate (1)	September 30, 2015	December 31, 2014
		(Dollars in thousands)
July 2016	0.88%	$—	$2,000
August 2016	1.72%	—	2,000
January 2018	2.15%	—	15,000
January 2018	2.27%	—	10,000
March 2018	1.17%	10,000	—
July 2018	3.53%	10,000	—
July 2018	1.78%	3,000	3,000
September 2018	1.34%	20,000	—
June 2019	3.70%	5,000	—
June 2019	3.97%	13,000	—
January 2020	0.53%	10,000	10,000
January 2020	0.53%	10,000	10,000
		81,000	52,000
Unamortized premium		2,108	—
		$83,108	$52,000
(1) Interest rate on advances at September 30, 2015.

The advances from the FHLB have been made against a $783.9 million line of credit secured by real estate loans and investment securities with carrying values of $1.08 billion and $6.5 million, respectively, at September 30, 2015.

On July 1, 2015, in conjunction with the Valley acquisition, the Company acquired the Valley Trusts with outstanding subordinated debentures totaling $16.5 million. On the date of such acquisition, the Company recorded the assumed subordinated debentures owed to the Valley Trusts at estimated fair value of $12.6 million, based on an independent third party valuation, to reflect a current market interest rate for comparable obligations. The fair value adjustment of $3.9 million is being amortized, using a level-yield methodology over the estimated holding period of between approximately 18 and 22 years, as an increase in interest expense of the subordinated debentures owed to the Valley Trusts. In addition to the subordinated debentures of the Valley Trusts, the Company also acquired $0.5 million of trust common equity issued by the Valley Trusts.

The trust preferred securities issued by Valley Trust I and the related subordinated debentures bear interest, adjustable quarterly, at 90-day London Interbank Offered Rates (“LIBOR”) plus 3.10% and contain a final maturity of June 26, 2033. The trust preferred securities issued by Valley Trust II and the related subordinated debentures bear interest, adjustable quarterly, at 90-day LIBOR plus 1.49% and contain a final maturity of December 15, 2035. The trust preferred securities issued by Valley Trust III and the related subordinated debentures bear interest, adjustable quarterly, at 90-day LIBOR plus 1.73% and contain a final maturity of January 30, 2037.

In addition, the Company assumed a junior subordinated note in conjunction with the Valley acquisition with an outstanding balance of $10.8 million. The Company recorded the assumed subordinated note at an estimated fair value of $12.0 million, based on an independent third party valuation, to reflect a current market interest rate for comparable obligations. The fair value adjustment of $1.2 million is being amortized, using a level-yield methodology over the estimated holding period of approximately eight years, as a decrease in interest expense of the subordinated note. The junior subordinated note bears interest at a variable rate of LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%, and has a maturity date of October 15, 2023. The interest rate for the subordinated note is 5.50% at September 30, 2015.

The Company has entered into a 364-day revolving credit facility (the “Credit Agreement”) for an aggregate principal amount of up to $15 million at any time outstanding. The Credit Agreement matures on November 13, 2015. There were no borrowings outstanding under the Credit Agreement at September 30, 2015.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At September 30, 2015, commercial loans and investment securities with carrying values of $428.5 million and $2.8 million, respectively, were assigned under these arrangements. At September 30, 2015, the Company had approximately $244.5 million in borrowing capacity available under these arrangements with no outstanding balance due.

The Company was not aware of any violations of loan covenants at September 30, 2015.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income, net of taxes:

Three Months Ended September 30, 2015 and 2014	Unrealized Holding Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at June 30, 2015	$5,968	$3,064	$(664)	$8,368
Other comprehensive income (loss) before reclassifications	572	—	(876)	(304)
Reclassifications from accumulated other comprehensive income	(501)	(128)	—	(629)
Net current period other comprehensive income (loss)	71	(128)	(876)	(933)
Balance at September 30, 2015	$6,039	$2,936	(1,540)	$7,435

Balance at June 30, 2014	$4,606	$3,499	$107	$8,212
Other comprehensive income before reclassifications	1,833	—	305	2,138
Reclassifications from accumulated other comprehensive income	(34)	(102)	—	(136)
Net current period other comprehensive income (loss)	1,799	(102)	305	2,002
Balance at September 30, 2014	$6,405	$3,397	$412	$10,214

Nine Months Ended September 30, 2015 and 2014	Unrealized Holding Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2014	$7,089	$3,289	$(196)	$10,182
Other comprehensive loss before reclassifications	(521)	—	(1,344)	(1,865)
Reclassifications from accumulated other comprehensive income	(529)	(353)	—	(882)
Net current period other comprehensive loss	(1,050)	(353)	(1,344)	(2,747)
Balance at September 30, 2015	$6,039	$2,936	(1,540)	$7,435

Balance at December 31, 2013	$(1,946)	$3,811	$1,441	$3,306
Other comprehensive income (loss) before reclassifications	8,029	—	(1,315)	6,714
Reclassifications from accumulated other comprehensive income	322	(414)	286	194
Net current period other comprehensive income (loss)	8,351	(414)	(1,029)	6,908
Balance at September 30, 2014	$6,405	$3,397	$412	$10,214

The following table details reclassification adjustments from accumulated other comprehensive income:

	Three Months Ended September 30,
Component of Accumulated Other Comprehensive Income	2015	2014	Affected Line Item in the Consolidated Statement of Income
	(Dollars in thousands)
Unrealized holding gains (losses) on investment securities available-for-sale	$794	$54	Gain (loss) on sale of investment securities, net
	(293)	(20)	Income tax expense
	501	34	Total, net of tax

Unrealized holding gains on investment securities transferred from available-for-sale to held-to-maturity (1)	204	161	Interest income - investment securities
	(76)	(59)	Income tax expense
	128	102	Total, net of tax
Total reclassifications for the period	$629	$136

	Nine Months Ended September 30,
Component of Accumulated Other Comprehensive Income	2015	2014	Affected Line Item in the Consolidated Statement of Income
	(Dollars in thousands)
Unrealized holding gains (losses) on investment securities available-for-sale	$839	$(511)	Gain (loss) on sale of investment securities, net
	(310)	189	Income tax expense
	529	(322)	Total, net of tax

Unrealized holding gains on investment securities transferred from available-for-sale to held-to-maturity (1)	561	657	Interest income - investment securities
	(208)	(243)	Income tax expense
	353	414	Total, net of tax

Unrealized holding gains (losses) on cash flow hedging activities	—	(457)	Interest expense - demand deposits
	—	171	Income tax expense
	—	(286)	Total, net of tax
Total reclassifications for the period	$882	$(194)

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
	(Dollars in thousands)
September 30, 2015
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$12,372	$—	$12,372	$—
State and municipals	181,007	—	181,007	—
Corporate debt securities	36,660	—	36,660	—
Other debt securities	73,526	—	73,526	—
Equity securities	11,273	549	10,724	—
Mortgage-backed securities:
Residential government sponsored	87,991	—	87,991	—
Other government sponsored	1,765	—	1,765	—
Total investment securities available-for-sale	404,594	549	404,045	—
Derivative instruments:
Interest rate swap - not designated	1,829	—	1,829	—
Total derivative instruments	1,829	—	1,829	—
Total assets measured at fair value on a recurring basis	$406,423	$549	$405,874	$—
Liabilities:
Interest rate swap - cash flow hedge	$2,442	$—	$2,442	—
Interest rate swap - not designated	1,829	—	1,829	—
Total liabilities measured at fair value on a recurring basis	$4,271	$—	$4,271	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2015
Loans held for sale	$37,437	$—	$37,437	$—
Impaired loans	197,164	—	—	197,164
Other real estate owned	37,280	—	—	37,280
Total assets measured at fair value on a nonrecurring basis	$271,881	$—	$37,437	$234,444

December 31, 2014
Loans held for sale	$37,280	$—	$37,280	$—
Impaired loans	190,247	—	—	190,247
Other real estate owned	42,531	—	—	42,531
Total assets measured at fair value on a nonrecurring basis	$270,058	$—	$37,280	$232,778

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2015:

Description	Fair Value (in thousands)	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$197,164	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%

Other real estate owned	$37,280	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2015	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$70,507	$70,507	$70,507	$—	$—
Investment securities available-for-sale	404,594	404,594	549	404,045	—
Investment securities held-to-maturity	241,138	245,131	—	245,131	—
Federal Home Loan Bank stock	8,511	8,511	—	8,511	—
Loans held for sale	37,437	37,437	—	37,437	—
Loans receivable, net	3,947,800	4,000,155	—	3,802,991	197,164
Accrued interest receivable	15,528	15,528	—	15,528	—
FDIC indemnification asset	2,080	2,080	—	—	2,080
Investment in bank-owned life insurance	115,914	115,914	—	115,914	—
Interest rate swap derivative - not designated	1,829	1,829	—	1,829	—
Financial liabilities:
Demand deposits and savings	$2,896,330	$2,896,330	$—	$2,896,330	$—
Time deposits	1,478,161	1,491,808	—	1,491,808	—
Short-term borrowings	77,409	77,409	—	77,409	—
Long-term debt	189,661	186,839	—	186,839	—
Accrued interest payable	971	971	—	971	—
Interest rate swap derivative - cash flow hedge	2,442	2,442	—	2,442	—
Interest rate swap derivative - not designated	1,829	1,829	—	1,829	—

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2014	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$85,194	$85,194	$85,194	$—	$—
Investment securities available-for-sale	269,290	269,290	676	268,614	—
Investment securities held-to-maturity	237,092	241,997	—	241,997	—
Federal Home Loan Bank stock	10,562	10,562	—	10,562	—
Loans held for sale	37,280	37,280	—	37,280	—
Loans receivable, net	3,044,699	3,070,477	—	2,880,230	190,247
Accrued interest receivable	14,514	14,514	—	14,514	—
FDIC indemnification asset	5,097	5,097	—	—	5,097
Investment in bank-owned life insurance	93,396	93,396	—	93,396	—
Interest rate swap derivative - not designated	723	723	—	723	—
Financial liabilities:
Demand deposits and savings	$2,192,723	$2,192,723	$—	$2,192,723	$—
Time deposits	1,203,674	1,218,869	—	1,218,869	—
Short-term borrowings	127,934	127,934	—	127,934	—
Long-term debt	133,814	131,417	—	131,417	—
Accrued interest payable	2,011	2,011	—	2,011	—
Interest rate swap derivative - cash flow hedge	308	308	—	308	—
Interest rate swap derivative - not designated	723	723	—	723	—

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

The following table presents the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commitments under unfunded loans and lines of credit	$904,773	$663,137
Letters of credit	16,560	6,607
Unused credit card lines	—	4,512

In addition to the above noted credit commitments, the Company has committed to invest up to $10.8 million in limited partnership interests of unconsolidated entities, of which $7.1 million was unfunded at September 30, 2015.

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

NOTE 12 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At September 30, 2015, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013 Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). The 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. At September 30, 2015, the Company had 128,683 Rights issued under the 2006 Omnibus Plan, 475,104 Rights issued and 880,970 Rights available for grants or awards under the 2013 Omnibus Plan, and 107,408 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding at December 31, 2014	337,778	$11.37
Issued	57,037	8.11
Exercised	206,140	11.83
Forfeited or expired	—	—
Outstanding at September 30, 2015	188,675	$9.87	2.98	$2,332
Exercisable at September 30, 2015	188,651	$9.87	2.98	$2,332
Share options expected to vest	24	$4.77	0.00	$—

The stock options issued during the nine months ended September 30, 2015 were replacement awards to certain Valley employees in connection with the business combination. These stock options were fully vested at the acquisition date.

The related compensation expense recognized for stock options was immaterial for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was no unrecognized compensation cost related to non-vested stock options granted under the plans.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the nine months ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2014	601,268	$14.90
Granted	39,000	19.67
Vested	(111,409)	13.24
Forfeited	(6,334)	13.99
Unvested at September 30, 2015	522,525	$15.62

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards for the nine months ended September 30, 2015 and 2014 was $2.0 million and $1.2 million, respectively. At September 30, 2015, there was $6.4 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.33 years. The grant-date fair value of restricted stock grants vested during the nine months ended September 30, 2015 was $1.5 million.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the allowance for loan losses, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to the Company’s significant accounting policies during the third quarter of 2015. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

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

On July 1, 2015, the Company completed the previously announced merger with Valley Financial Corporation (“Valley”). The financial information and results of operations as of and for the three and nine months ended September 30, 2015 include the impact of this transaction.

We currently have 64 banking offices located in North Carolina, South Carolina, and Virginia, which includes the acquisition of seven branch offices in South Carolina from CertusBank, N.A, which was completed on October 13, 2015. The Bank’s 19 locations in South Carolina and nine locations in Virginia operate as BNC Bank.

Net income for the third quarter of 2015 was $11.9 million, or $0.31 per diluted share, an increase of 44.4% from net income of $8.3 million, or $0.28 per diluted share, for the third quarter of 2014. Net income for the nine months ended September 30, 2015 was $31.7 million, an increase of 51.8% from net income of $20.9 million for the nine months ended September 30, 2014. The increase was primarily due to the increase in interest-earning assets from our recent acquisitions and continued organic loan growth. In addition to the acquisition of Valley, the Company acquired South Street Financial Corporation and Community First Financial Group, Inc., during the second quarter of 2014, and Harbor Bank Group (“Harbor”) during the fourth quarter of 2014.

Total assets at September 30, 2015 were $5.20 billion, an increase of 27.7% as compared to total assets of $4.07 billion at December 31, 2014. This increase was due to the acquisition of Valley, as well as a $457.2 million increase in originated loans, excluding previously acquired loans that were reclassified.

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

FTE net interest income for the third quarter of 2015 was $48.2 million, an increase of 26.6% from $38.1 million for the third quarter of 2014. The increase was primarily driven by an increase in average interest-earning assets of $1.33 billion, or 40.2%, as compared to the third quarter of 2014, which was primarily due to the acquisition of Valley. For the nine months ended September 30, 2015, FTE net interest income was $128.7 million, an increase of 20.7% from $106.6 million for the nine months ended September 30, 2014. Total interest-earnings assets for the nine months ended September 30, 2015 were $4.06 billion, an increase of $935.2 million, or 29.9%, as compared to the nine months ended September 30, 2014. In addition to the assets acquired from Valley, the Company continues to see continued growth in economic activity in our markets, which has directly translated to an increase in lending activities across all our metropolitan markets.

The Company’s average yield on interest-earning assets was 4.70% for the third quarter of 2015, a decrease of 41 basis points from 5.11% for the third quarter of 2014. The decrease is primarily due to a decrease in the yield earned on the Company’s portfolio loans, which was 4.83% for the third quarter of 2015, as compared to 5.27% for the third quarter of 2014. The decrease in yield earned on the loan portfolio is primarily due to variable rate loans that are repricing at lower interest rates.

For the nine months ended September 30, 2015, the Company’s average yield on interest-earning assets was 4.87%, a decrease of 31 basis points from 5.18% for the nine months ended September 30, 2014. The yield earned on our loan portfolio was 4.97% for the nine months ended September 30, 2015, as compared to 5.35% for the comparable period of 2014. The reduction in interest rates on portfolio loans was partially offset by additional loan accretion recognized from the acquired loan portfolio. Loan accretion for the three and nine months ended September 30, 2015 was $4.8 million and $14.9 million, respectively, as compared to $3.5 million and $10.0 million for the comparable periods of 2014.

Average interest-bearing liabilities were $3.87 billion for the third quarter of 2015, an increase of 34.3% from $2.88 billion for the third quarter of 2014. The increase was due to an additional $898.9 million of average interest-bearing deposits, primarily from acquisitions. The Company also increased average borrowings by $90.2 million, which is comprised of additional advances from the FHLB, as well as subordinated notes and junior subordinated debentures acquired from Valley. The Company’s average cost of interest-bearing liabilities was 0.72% for the third quarter of 2015, an increase of 7 basis points from 0.65% for the third quarter of 2014. For the nine months ended September 30, 2015, the average cost of interest-bearing liabilities was 0.75%, a slight increase compared to 0.71% for the nine months ended September 30, 2014. The increase was primarily due to increased time deposit rates, which were offset by reduced interest rates on borrowings.

The following table details the major components of net interest income and the related yields and rates:

Table 1
Average Balance and Net Interest Income (FTE)

	For the Three Months Ended September 30,
	2015			2014
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases (1)	$3,915,162	$47,621	4.83%	$2,721,425	$36,125	5.27%
Loans held for sale	42,684	429	3.99%	21,101	205	3.85%
Investment securities, taxable	267,797	1,842	2.73%	121,529	1,139	3.72%
Investment securities, tax-exempt (2)	363,610	5,173	5.64%	369,749	5,170	5.55%
Interest-earning balances and other	68,201	162	0.94%	89,166	150	0.67%
Total interest-earning assets	4,657,454	55,227	4.70%	3,322,970	42,789	5.11%
Other assets	497,236			382,948
Total assets	$5,154,690			$3,705,918
Interest-bearing liabilities:
Demand deposits	$1,881,693	$2,092	0.44%	$1,396,590	$1,317	0.37%
Savings deposits	177,092	76	0.17%	116,984	60	0.20%
Time deposits	1,480,606	3,097	0.83%	1,126,903	2,218	0.78%
Borrowings	334,584	1,789	2.12%	244,341	1,141	1.85%
Total interest-bearing liabilities	3,873,975	7,054	0.72%	2,884,818	4,736	0.65%
Non-interest-bearing deposits	733,659			469,712
Other liabilities	29,221			24,250
Shareholders' equity	517,835			327,138
Total liabilities and shareholder's equity	$5,154,690			$3,705,918
Net interest income and
interest rate spread		$48,173	3.98%		$38,053	4.46%
Net interest margin			4.10%			4.54%

	For the Nine Months Ended September 30,
	2015			2014
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases (1)	$3,420,188	$127,025	4.97%	$2,522,868	$100,956	5.35%
Loans held for sale	33,093	939	3.79%	19,474	534	3.67%
Investment securities, taxable	191,838	4,269	2.98%	123,371	3,415	3.70%
Investment securities, tax-exempt (2)	355,483	15,238	5.73%	375,641	15,763	5.61%
Interest-earning balances and other	59,009	414	0.94%	83,064	391	0.63%
Total interest-earning assets	4,059,611	147,885	4.87%	3,124,418	121,059	5.18%
Other assets	421,789			353,635
Total assets	$4,481,400			$3,478,053
Interest-bearing liabilities:
Demand deposits	$1,620,760	$5,394	0.44%	$1,312,229	$3,987	0.41%
Savings deposits	153,548	181	0.16%	120,033	176	0.20%
Time deposits	1,352,145	9,020	0.89%	1,117,594	7,030	0.84%
Borrowings	277,069	4,590	2.21%	189,665	3,279	2.31%
Total interest-bearing liabilities	3,403,522	19,185	0.75%	2,739,521	14,472	0.71%
Non-interest-bearing deposits	613,953			402,903
Other liabilities	26,226			22,054
Shareholders' equity	437,699			313,575
Total liabilities and shareholder's equity	$4,481,400			$3,478,053
Net interest income and
interest rate spread		$128,700	4.12%		$106,587	4.47%
Net interest margin			4.24%			4.56%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.9 million for the three months ended September 30, 2015 and 2014, respectively. The taxable-equivalent adjustment was $5.6 million and $5.8 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table details the variances between the three and nine months ended September 30, 2015 and 2014, respectively, caused by changes in interest rates and changes in volumes:

Table 2
Volume and Rate Variance Analysis

	Three Months Ended September 30, 2015 vs. 2014			Nine Months Ended September 30, 2015 vs. 2014
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Loans and leases	$15,183	$(3,687)	$11,496	$34,617	$(8,548)	$26,069
Loans held for sale	213	11	224	380	25	405
Investment securities, taxable	1,188	(485)	703	1,710	(856)	854
Investment securities, tax-exempt (1)	(86)	89	3	(855)	330	(525)
Interest-earning balances and other	(43)	55	12	(141)	164	23
Total interest income	16,455	(4,017)	12,438	35,711	(8,885)	26,826

Interest expense:
Deposits:
Demand deposits	498	277	775	982	425	1,407
Savings deposits	28	(12)	16	44	(39)	5
Time deposits	718	161	879	1,520	470	1,990
Borrowings	452	196	648	1,479	(168)	1,311
Total interest expense	1,696	622	2,318	4,025	688	4,713
Net interest income increase (decrease)	$14,759	$(4,639)	$10,120	$31,686	$(9,573)	$22,113

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

The Company recorded a provision for loan losses of $0.2 million for the third quarter of 2015, a decrease of 84.8% from $1.3 million recorded in the third quarter of 2014. The Company recorded a provision for loan losses of $0.6 million for the nine months ended September 30, 2015, a decrease of 89.8% from $6.0 million for the nine months ended September 30, 2014. Provision for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include recent growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. See additional discussion under section “Analysis of Allowance for Loan Losses.”

Non-Interest Income

Non-interest income was $9.2 million for the third quarter of 2015, an increase of 45.4% from $6.3 million for the third quarter of 2014.
Non-interest income was $24.2 million for the nine months ended September 30, 2015, an increase of 40.2% from $17.2 million for the nine months ended September 30, 2014. As part of a rebalancing strategy after the Valley acquisition, $0.8 million of gains were recognized during the three and nine months ended September 30, 2015, respectively, on the sale of investment securities, as compared to a gain of $0.1 million and a loss of $0.5 million for the three and nine months ended September 30, 2014, respectively. The Company also continued to experience growth from the mortgage operations business, as mortgage originations have increased for the three and nine months ended September 30, 2015, as compared to the same periods of 2014. Income from deposit service charges continues to increase as a result of the growth in transaction-based deposits.

Many of the non-interest income sources, such as income from recoveries on acquired loans, income derived from the sale of loans partially guaranteed by the SBA and income derived from our investment brokerage services, are volatile and can vary significantly from period to period.

The following table presents the components of non-interest income:

Table 3
Non-Interest Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Mortgage fees	$3,031	$2,128	$8,307	$5,640
Service charges	2,284	1,631	5,738	4,457
Earnings on bank-owned life insurance	705	559	1,960	1,748
Gain (loss) on sale of investment securities, net	794	54	839	(511)
Other	2,355	1,935	7,318	5,903
Total non-interest income	$9,169	$6,307	$24,162	$17,237

Non-Interest Expense

Non-interest expense was $38.2 million for the third quarter of 2015, an increase of 28.0% from $29.8 million for the third quarter of 2014. The increase in expense is primarily due to additional employees and facilities related to the Valley acquisition. Included in non-interest expense for the third quarter of 2015 is $4.9 million of transaction-related expenses, as compared to $2.3 million for the comparable period of 2014. The Company also incurred $0.8 million of expense during the third quarter of 2015 from the early extinguishment of FHLB advances.

Non-interest expense was $101.6 million for the nine months ended September 30, 2015, an increase of 20.8% from $84.1 million for the nine months ended September 30, 2014. Included in non-interest expense for the nine months ended September 30, 2015 is $9.0 million of transaction-related expenses, as compared to $6.7 million for the comparable period of 2014. The increase is due to the acquisition of Valley, as well as the facilities and headcount obtained in the acquisition of Harbor. The Company also incurred an elevated level of OREO expenses during 2015, as the Company initiated an aggressive disposition strategy by writing down targeted properties to facilitate sale.

The following table presents the components of non-interest expense:

Table 4
Non-Interest Expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$20,114	$15,759	$53,726	$44,780
Occupancy	3,211	2,647	8,410	6,788
Furniture and equipment	1,655	1,652	4,880	4,820
Data processing and supplies	1,268	895	3,502	2,864
Advertising and business development	493	667	1,756	2,041
Insurance, professional and other services	3,155	2,128	7,256	6,936
FDIC insurance assessments	824	821	2,261	2,232
Loan, foreclosure and other real estate owned	2,352	2,586	8,213	6,307
Other	5,113	2,673	11,571	7,343
Total non-interest expense	$38,185	$29,828	$101,575	$84,111

Income Taxes

Income tax expense was $5.1 million for the third quarter of 2015, an increase of 67.6% from $3.0 million for the third quarter of 2014. We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. Due to an increase in our level of taxable income relative to non-taxable income, our effective tax rate for the third quarter of 2015 was 30.0%, as compared to an effective tax rate of 26.9% for the third quarter of 2014.

Income tax expense was $13.3 million for the nine months ended September 30, 2015, an increase of 90.7% from $7.0 million for the nine months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was 29.6%, an increase compared to an effective tax rate of 25.1% for the nine months ended September 30, 2014.

Analysis of Financial Condition

Investment Securities

Our investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Investment securities had a total carrying value of $645.7 million at September 30, 2015, as compared to investment securities with a total carrying value of $506.4 million at December 31, 2014. The vast majority of securities in the portfolio are bank-qualified taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. We also maintain portfolios of securities consisting of collateralized mortgage obligations issued or guaranteed by U.S. government agencies, as well as mortgage-backed securities issued or guaranteed by U.S. government agencies and corporate debt securities. Our investment securities portfolio is comprised of high quality securities that are designed to enhance liquidity while providing acceptable rates of return.

At September 30, 2015, our investment securities portfolio included 348 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions at September 30, 2015:

Table 5
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
	(Dollars in thousands)
General obligation bonds:
Texas	$120,856	$125,522
Washington	28,969	29,940
Ohio	19,301	20,500
North Carolina	18,930	19,194
California	15,285	15,878
Pennsylvania	11,203	11,807
Kansas	9,839	10,584
Other (22 states)	59,425	61,367
Total general obligation bonds:	283,808	294,792
Revenue bonds:
North Carolina	34,675	35,360
Indiana	17,059	17,951
South Carolina	12,143	12,491
Florida	11,280	11,687
Texas	7,503	7,870
Washington	6,684	6,784
New York	5,859	5,966
Other (11 states)	19,356	20,130
Total revenue bonds:	114,559	118,239
Total obligations of state and political subdivisions	$398,367	$413,031

Our largest exposure in general obligation bonds was 65 bonds issued by various school districts in Texas with a total amortized cost basis of $87.4 million and total fair value of $91.1 million at September 30, 2015. Of this total, $71.3 million in amortized cost and $74.1 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

The revenue sources related to our investment in revenue bonds at September 30, 2015 are summarized in the following table:

Table 6
Revenue Bonds by Source

	Amortized Cost	Fair Value
	(Dollars in thousands)
College and university	$20,351	$20,827
Health, hospitality and nursing home	20,085	20,894
Water and sewer	18,017	18,872
Power and electricity	12,370	12,544
Lease (abatement)	7,039	7,707
Other	36,697	37,395
Total revenue bonds	$114,559	$118,239

Our largest individual exposures in revenue bonds at September 30, 2015 were three bonds to be repaid by future pledged power and utility revenue, and seven bonds to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $18.5 million and the total fair value was $18.9 million at September 30, 2015.

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

Our evaluation of investments in state and political subdivisions at September 30, 2015 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by Standard & Poor's and/or Moody's.

Loans

Total portfolio loans were $3.98 billion at September 30, 2015, an increase of 29.4% from $3.08 billion at December 31, 2014. The following table details the composition of our loan portfolio:

Table 7
Loan Portfolio Composition

	September 30, 2015		December 31, 2014
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Originated:
Commercial real estate	$1,510,589	38.0%	$1,181,492	38.4%
Commercial construction	277,251	7.0%	265,968	8.6%
Commercial and industrial	235,879	5.9%	154,132	5.0%
Leases	25,593	0.6%	21,100	0.7%
Residential construction	57,349	1.4%	43,298	1.4%
Residential mortgage	468,141	11.8%	439,600	14.3%
Consumer and other	12,770	0.3%	10,851	0.4%
Total originated loans	2,587,572	65.0%	2,116,441	68.8%

Acquired:
Commercial real estate	$622,130	15.6%	$403,672	13.1%
Commercial construction	63,698	1.6%	48,668	1.6%
Commercial and industrial	104,332	2.6%	38,200	1.2%
Residential construction	34,213	0.9%	29,854	1.0%
Residential mortgage	560,835	14.1%	432,818	14.1%
Consumer and other	5,853	0.2%	5,445	0.2%
Total acquired loans	1,391,061	35.0%	958,657	31.2%
Total portfolio loans	$3,978,633	100.0%	$3,075,098	100.0%

Excluding loans that were reclassified from acquired, our originated loan portfolio has increased $457.2 million, or 21.6%, during the nine months ended September 30, 2015. The following factors have contributed to our organic loan growth during this time frame:

•
Originated commercial real estate loans have increased by $329.1 million, or 27.9%, during the nine months ended September 30, 2015. We continue to experience strong demand for commercial real estate loans, our largest category of loans, across the large metropolitan areas in which we do business. This includes both the generation of new loans and increased funding for previously booked loans;

•
The Company has focused additional efforts on growing the commercial and industrial loan portfolio, which has grown by $81.7 million, or 53.0%, during the nine months ended September 30, 2015. One of the drivers for this growth has been increased lending to municipalities and county governments throughout our footprint;

•
Our recent acquisitions have allowed us to further penetrate key markets and these focused efforts are also leading to growth in smaller community markets as well. Our entry and transition into the Southern Virginia market with the acquisition of Valley is progressing as planned, with loan production and loan pipelines continuing to improve. Our increased presence in the Charleston, South Carolina market has also led to improvement in loan production; and

•	The Company's residential builder finance product has continued to expand as the inventory of new homes in large metropolitan areas continues to tighten.

At September 30, 2015, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $225.6 million, which represented approximately 97% of the total second liens held by the Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15-year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding principal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At September 30, 2015, approximately 98% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria includes analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either converted to conventional second mortgage loans that are fully amortizing or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.

The following table summarizes the maturity dates of our home equity lines of credit at September 30, 2015:

Table 8
Home Equity Line of Credit Maturities

(Dollars in thousands)
2015	$2,495
2016	8,437
2017	7,024
2018	7,483
2019	11,783
Thereafter	318,294
$355,516

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. Total deposits at September 30, 2015 were $4.37 billion, an increase of 28.8% from total deposits of $3.40 billion at December 31, 2014. The Company continues to grow its transactional deposit base, which has increased by $703.6 million, or 32.1%, during the nine months ended September 30, 2015. This increase is due to the acquisition of Valley, as well as the Company's continued success in attracting new customers in our metropolitan markets. Wholesale deposits were 26.1% of total deposits at September 30, 2015, an increase compared to 25.7% at December 31, 2014.

Borrowings

Total borrowings at September 30, 2015 were $267.1 million, a slight increase from total borrowings of $261.7 million at December 31, 2014. At September 30, 2015, $77.4 million of these borrowings were classified as short-term, while the remaining $189.7 million were classified as long-term. Short-term borrowings are comprised of short-term FHLB advances, securities sold under agreements to repurchase and Federal funds purchased. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. Long-term funding is comprised of long-term FHLB advances and subordinated notes.

In conjunction with the Valley acquisition, the Company assumed $16.5 million of subordinated debentures and a junior subordinated note with an outstanding balance of $10.8 million. See Note 8 “Borrowings” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report for more information on these borrowings.

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

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and OREO, totaled $57.5 million, or 1.11% of total assets, at September 30, 2015, as compared to $67.3 million, or 1.65% of total assets, at December 31, 2014. Nonperforming assets that were not acquired by the Company totaled $24.7 million at September 30, 2015, a decrease of 23.9% from $32.5 million at December 31, 2014. While acquired nonperforming assets steadily decreased during the first half of 2015, the balance increased during the third quarter of 2015 as a result of the Valley acquisition.

The following table summarizes total nonperforming assets for the past five fiscal quarters:

Table 9
Nonperforming Assets

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in thousands)
Nonaccrual loans - Originated	$5,914	$12,998	$14,776	$8,475	$9,857
Nonaccrual loans - Acquired	14,322	12,391	13,191	16,248	18,135
OREO - Originated	18,791	20,767	21,869	23,989	23,754
OREO - Acquired	18,489	12,241	17,558	18,542	22,718
90 days past due and accruing - Originated	—	—	—	—	—
90 days past due and accruing - Acquired	—	14	—	—	5
Total nonperforming assets	$57,516	$58,411	$67,394	$67,254	$74,469
Total nonperforming assets - Originated	$24,705	$33,765	$36,645	$32,464	$33,611

Loans restructured/modified not included in above,
(not 90 days past due or on nonaccrual)	$15,562	$14,100	$15,168	$13,578	$15,685

Ratio of nonperforming assets to total assets	1.11%	1.37%	1.61%	1.65%	1.99%
Originated nonperforming assets to total assets	0.47%	0.79%	0.88%	0.80%	0.90%

Ratio of nonperforming loans to total portfolio loans	0.51%	0.78%	0.88%	0.80%	1.01%
Originated nonperforming loans to total portfolio loans	0.15%	0.40%	0.47%	0.28%	0.36%

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

At September 30, 2015, we had $20.2 million in nonaccrual loans, a decrease of 18.1% from $24.7 million at December 31, 2014. Nonaccrual loans that were not acquired by the Company decreased 30.2% as compared December 31, 2014, primarily due to a few large dollar relationships that were fully repaid during the current quarter.

At September 30, 2015, we had $37.3 million in OREO, a decrease of 12.3% from $42.5 million at December 31, 2014. OREO properties that were originated by the Company had a net decrease of $5.2 million during the nine months ended September 30, 2015, which was driven by a focused disposition strategy undertaken by the Company.

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

Analysis of Allowance for Loan Losses

The allowance for loan losses was $30.8 million at September 30, 2015, a slight increase from $30.4 million at December 31, 2014. The ratio of the allowance for loan losses to total portfolio loans was 0.77% and 0.99% at September 30, 2015 and December 31, 2014, respectively. The ratio of the allowance for loans originated by the Company to total originated loans was 1.05% at September 30, 2015, as compared to 1.25% at December 31, 2014.

The Company experienced $0.3 million in net recoveries of previously charged-off loans during the third quarter 2015, compared to net charge-offs of $0.3 million, or 0.05% of average loans, during the third quarter of 2014. Gross charge-offs were $1.2 million during the third quarter of 2015, as compared to $2.9 million during the third quarter of 2014.

The Company has net recoveries of $0.8 million for the nine months ended September 30, 2015, as compared to net charge-offs of $7.0 million, or 0.37% of average loans, for the nine months ended September 30, 2014. Gross charge-offs were $3.9 million during the nine months ended September 30, 2015, as compared to $12.4 million during the nine months ended September 30, 2014.

During the fourth quarter of 2014, we enhanced the methodology used to calculate the allowance for loan losses by incorporating a detailed loss migration analysis using historical loss experience and changing the assumptions used in calculating loss reserve rates from two-year historical charge-offs to using probability of default and loss-given default. See further details of the Company's accounting policy for the calculation of the allowance for loan losses in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents information related to the allowance for loan losses for the periods presented:

Table 10
Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$30,635	$30,129	$30,399	$32,875
Provision for credit losses:
Non-covered loans	327	1,403	916	6,319
Covered loans	(129)	(99)	(307)	(314)
Change in FDIC indemnification asset	(326)	(386)	(953)	(1,191)
Net recoveries (charge-offs) on loans covered under loss-share	325	170	777	(525)
Charge-offs on loans not covered under loss-share:
Commercial real estate	(593)	(704)	(2,123)	(1,794)
Commercial construction	(1)	(286)	(9)	(2,794)
Commercial and industrial	(42)	(339)	(151)	(1,674)
Residential mortgage	(536)	(1,116)	(994)	(2,984)
Consumer and other	(22)	(11)	(252)	(114)
Total charge-offs	(1,194)	(2,456)	(3,529)	(9,360)
Recoveries on loans not covered under loss-share:
Commercial real estate	313	664	830	871
Commercial construction	102	112	1,054	367
Commercial and industrial	627	179	1,023	345
Residential construction	6	3	40	9
Residential mortgage	138	923	464	1,230
Consumer and other	9	80	119	96
Total recoveries	1,195	1,961	3,530	2,918
Net recoveries (charge-offs) on loans not covered under loss-share	1	(495)	1	(6,442)
Ending balance	$30,833	$30,722	$30,833	$30,722

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

Capital Resources

Total shareholders’ equity was $522.5 million at September 30, 2015, an increase of 33.8% from shareholders’ equity of $390.4 million at December 31, 2014. On July 1, 2015, in connection with the acquisition of Valley, the Company issued 5.5 million shares of voting common stock as consideration.

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

The Company's capital levels remained characterized as "well-capitalized" under the Basel III Capital Rules. The capital adequacy ratios for the Company and BNC are set forth below:

Table 11
Capital Adequacy Ratios

	Well-Capitalized Regulatory Minimum	September 30, 2015 (1)	December 31, 2014 (2)
BNC Bancorp:
Total capital (to total risk-weighted assets)	10.00%	11.65%	12.49%
Tier 1 capital (to total risk-weighted assets)	8.00%	9.36%	9.71%
Tier 1 capital (to total adjusted quarterly average assets)	5.00%	8.23%	8.41%
CET1 (to total risk-weighted assets)	6.50%	8.58%	N/A

Bank of North Carolina:
Total capital (to risk-weighted assets)	10.00%	11.37%	12.21%
Tier 1 capital (to risk-weighted assets)	8.00%	10.67%	11.26%
Tier 1 capital (to adjusted quarterly average assets)	5.00%	9.37%	9.74%
CET1 (to risk weighted assets)	6.50%	10.67%	N/A

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

While dividends from BNC and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $10.1 million during the nine months ended September 30, 2015 from subsidiaries.

BNC has $110.0 million of established federal funds and other unsecured lines with counterparty banks, with no outstanding borrowings at September 30, 2015. BNC also has the ability to borrow from the FHLB and the Federal Reserve Bank, with $688.9 million and $244.5 million, respectively, in available credit at September 30, 2015. BNC also has excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the FHLB or other parties as necessary. In addition, the Company has a $15 million line of credit facility with no outstanding borrowings as of September 30, 2015.

Investment securities are an important tool to the Company’s liquidity objective. Of the $645.7 million in the Company's investment securities portfolio at September 30, 2015, $404.6 million are designated as available-for-sale. Some of these securities are pledged to secure collateralized deposits, borrowings and for other purposes as required or permitted by law. The remaining investment securities could be pledged or sold to enhance liquidity, if necessary.

For the nine months ended September 30, 2015, net cash provided by operating activities and financing activities was $47.7 million and $189.2 million, respectively, while net cash used in investing activities was $251.6 million, for a net decrease in cash and cash equivalents of $14.7 million since December 31, 2014. The primary cash outflows during the nine months ended September 30, 2015 related to the funding the Company's continued organic loan growth, as well as the repayment of short-term borrowings, while the primary cash inflows related to cash received from core operations, increases in deposits, and cash received from Valley as part of the acquisition.

For the nine months ended September 30, 2014, net cash provided by operating activities was $17.1 million, while net cash used in investing and financing activities was $9.5 million and $6.2 million, respectively, for a net increase in cash and cash equivalents of $1.3 million since December 31, 2013. The primary cash outflows during the nine months ended September 30, 2014 related to the increase in loans and decrease in deposits, while the primary cash inflows related to cash received from core operations, cash received from acquisitions, and cash received from payments and sale of investment securities.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2014. The only significant changes that have occurred during the nine months ended September 30, 2015 were the assumption of subordinated debt and junior subordinated debentures from the acquisition of Valley. See Note 8 “Borrowings” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report for more information on these borrowings.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on our consolidated balance sheets. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. We do not expect that all such commitments will fund. See Note 11 "Commitments and Contingencies" to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

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

The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2014 to September 30, 2015. See Note 7 “Derivatives” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report for more information on the Company’s strategies to hedge its interest rate risk.

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

As of September 30, 2015, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 “Commitments and Contingencies” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

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

BNC BANCORP

Date:	November 9, 2015	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2015	By: /s/ David B. Spencer
David B. Spencer
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated August 14, 2015, by and between BNC Bancorp and Southcoast Financial Corporation (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the SEC on August 14, 2015.)

10.1	Employee Restricted Stock Unit Award Agreement, dated September 30, 2015, by and between BNC Bancorp and Ronald J. Gorczynski
10.2	Form of Employee Restricted Stock Unit Award Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley-Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.