Form 10-K
period 2015-12-31
BNC BANCORP
filed 2016-02-29
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ] No [ ]

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) was $594.8 million. As of February 23, 2016, there were 40,791,608 shares of the Company‘s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its Proxy Statement for its 2016 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

BNC BANCORP
2015 FORM 10-K TABLE OF CONTENTS

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BNC Bancorp that are based on the beliefs and assumptions of the management and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

•	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

•	the extensive and increasing regulation of the U.S. financial services industry;

•	adverse changes in credit quality trends;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	our ability to determine accurate values of certain assets and liabilities;

•	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

•
our ability to anticipate and respond to interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	increasing capital and liquidity standards under applicable regulatory rules;

•	adequacy of our risk management program;

•	increased competitive pressure due to consolidation;

•	diversion of management's time and attention to merger-related issues;

•	unanticipated adverse effects and integration costs of acquisitions and dispositions of assets, business units or affiliates;

•	our failure to realize anticipated benefits of our acquisitions or to realize the benefits within the existing time frame; or

•	our ability to integrate acquisitions and retain existing customers and attract new ones.

ITEM 1.    BUSINESS

Unless this Annual Report on Form 10-K indicates otherwise, or the context otherwise requires, the terms “we,” “our,” “us,” and “the Company,” as used herein refer to BNC Bancorp and its subsidiaries, including Bank of North Carolina, which we sometimes refer to as “the Bank” or "BNC." BNC Bancorp is individually referred to as the "Parent Company."
General

BNC Bancorp was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina. BNC is a full service commercial bank, incorporated under the laws of the State of North Carolina on November 15, 1991, that opened for business on December 3, 1991. We are registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the bank holding company laws of North Carolina. BNC operates under the rules and regulations of and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Office of the Commissioner of Banks (the “NCCOB”). BNC is also subject to certain regulations of the Federal Reserve governing the reserves to be maintained against deposits and other matters. In addition to BNC we also maintain various limited purpose subsidiaries either located in or conducting business primarily in our three-state footprint that are closely related or incidental to the business of banking or financial in nature. Our principal executive office is located at 3980 Premier Drive, Suite 210, High Point, North Carolina 27265, and BNC’s administrative office is located at 831 Julian Avenue, Thomasville, North Carolina 27360.

We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily commercial and consumer loans. We have pursued a strategy that emphasizes our local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. We also offer a wide range of banking services, including traditional products such as checking and savings accounts. We are also continuously developing new and innovative products and equipping our bankers with new technology to further differentiate us as a community bank with sophisticated product delivery. The Bank conducted operations through 62 full-service banking offices, including 36 branches in North Carolina, 17 branches in South Carolina and nine branches in Virginia. Our branches in Virginia and South Carolina operate as BNC Bank.

During recent years, we have focused much of our growth and expansion efforts on acquisitions of community banks that align with the Company’s strategy of growth focused within existing markets. As a result of these efforts, we have completed the following whole-bank and branch acquisitions over the past three years:

•	On October 16, 2015, we acquired seven branch offices from CertusBank, N.A. in Upstate South Carolina (the "Certus branches");

•	On July 1, 2015, we acquired Valley Financial Corporation ("Valley"), the parent company of Valley Bank, a commercial bank with nine branches in and around Roanoke, Virginia;

•	On December 1, 2014, we acquired Harbor Bank Group, Inc., the parent company of Harbor National Bank, a commercial bank with four branches in Charleston and Mt. Pleasant, South Carolina;

•
On June 1, 2014, we acquired Community First Financial Group, the parent company of Harrington Bank, a commercial bank with three branches located in the Raleigh-Durham-Chapel Hill area of North Carolina;

•
On April 1, 2014, we acquired South Street Financial Corp., the parent company of Home Savings Bank of Albemarle, Inc. SSB, a commercial bank with four branches located in the Charlotte, North Carolina MSA; and

•	On October 1, 2013, we acquired Randolph Bank & Trust Company, a commercial bank that served small businesses and professionals and operated six branches in the Piedmont-Triad area of North Carolina.

These acquisitions have allowed us to increase our presence and build scale in these key metropolitan markets and have enhanced our organic growth opportunities. We have also increased our focus on de novo branch growth with the opening of a new branch in Winston-Salem, North Carolina, the announcement of two new branches that will be opening in the Charlotte, North Carolina market during 2016, and the construction of a new branch and loan production office in Raleigh, North Carolina, which is scheduled to be completed in early 2017.

In August 2015, we announced our entry into a definitive agreement to acquire all of the common stock of Southcoast Financial Corporation ("Southcoast"), the holding company for Southcoast Community Bank. Southcoast operates 10 branches in and around Charleston, South Carolina and the transaction is expected to close in the first half of 2016, subject to regulatory approval and other customary conditions.

In November 2015, we announced our entry into a definitive agreement to acquire all of the common stock of High Point Bank Corporation ("HPTB"), the holding company for High Point Bank and Trust. HPTB operates 12 branches in the Piedmont-Triad area of North Carolina and the transaction is expected to close in the second half of 2016, subject to regulatory approval, the approval of HPTB shareholders and other customary conditions.

Lending Activities

The Bank’s loan portfolio, including loans originated by the Bank and acquired loans, include most types of real estate loans, consumer loans, commercial and industrial loans, and other types of loans. A majority, but not all, of the properties collateralizing the Bank’s loan portfolio are located within the Bank’s market area. Interest rates charged by the Bank vary with degree of risk, type, size, complexity, repricing frequency and other relevant factors associated with the loan or lease. Competition from other financial services companies also impacts interest rates charged on loans and leases.

Our lenders perform their lending duties subject to the oversight and policy direction of the Company’s and Bank’s board of directors. The Bank has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis.  In underwriting loans and leases, primary emphasis is placed on the borrower’s or lessee’s financial condition, including ability to generate cash flow to support the debt or lease obligations and other cash expenses. Additionally, substantial consideration is given to collateral value and marketability, the borrower’s or lessee’s character, reputation, industry knowledge and track record of success, as well as other relevant factors. We delegate designated credit officers with loan authority that can be utilized to approve credit commitments for a single borrowing relationship. The limit of delegated authority is based upon the experience, skill, and training of the relationship manager or credit officer. Certain types and size of loans and relationships must be approved by the Company's loan approval committee or, for loans above certain internal thresholds, the executive loan committee.

Our portfolio of real estate loans includes residential mortgages secured by residential 1-4 family properties, non-farm/non-residential, agricultural, construction/land development, multifamily residential properties and other land loans. Non-farm/non-residential loans include those secured by real estate mortgages on owner-occupied commercial buildings of various types, leased commercial, retail and office buildings, nursing and other medical facilities, hotels and motels, and other business and industrial properties. Real estate construction/land development loans include loans secured by vacant land, loans to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures. Included in our residential mortgage loans are home equity lines of credit.

We offer a variety of real estate loan products that are generally amortized over five to 30 years, payable in monthly or other periodic installments of principal and interest, and due and payable in full (unless renewed) at a balloon maturity generally within one to seven years. Certain loans may be structured as term loans with adjustable interest rates (adjustable daily, monthly, semi-annually, annually, or at other regular adjustment intervals usually not to exceed five years). Many of our adjustable rate loans have established “floor” and “ceiling” interest rates.

Our commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory and receivables financing), purchases of machinery and equipment and other purposes. We offer a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, we obtain as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets. The Bank’s lease portfolio consists primarily of small ticket direct financing commercial equipment leases and is subject to the same constraints and underwriting as the loan portfolio. The equipment collateral securing the lease portfolio is located in the markets that we serve, with the exception of rolling stock, which can be located throughout the United States.

Our portfolio of consumer loans generally includes loans to individuals for household, family and other personal expenditures. Proceeds from such loans are used to, among other things, fund the purchase of automobiles, recreational vehicles, boats, mobile homes and for other similar purposes. These consumer loans are generally collateralized and have terms typically ranging up to 72 months, depending upon the nature of the collateral, size of the loan, and other relevant factors.

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

Wholesale deposits, including time deposits placed in the Certificate of Deposit Account Registry Service ("CDARS") and various brokered deposit programs, represented approximately 27.5% of BNC's total deposits at December 31, 2015. CDARS allows banking customers to access FDIC insurance protection on multi-million dollar certificates of deposit. When a customer places a large deposit through CDARS, funds are placed into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.

Other Banking Services

Mortgage Lending
We offer a broad array of residential mortgage products, including long-term fixed rate and variable rate loans, which are sold on a servicing-released basis in the secondary mortgage market.

Small Business Administration Lending
The Company provides loans that are partially guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. The Company will generally sell the guaranteed portion of the SBA loans in the secondary market.

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

Employees

At December 31, 2015, we employed 850 full-time equivalent employees, and we believe our employee relations to be good.

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

Available Information

We maintain a website at www.bncbancorp.com. Our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other required filings are made available, free of charge, on the Investor Relations page on our website, as soon as reasonably practicable after we electronically file them or furnish them to the Securities and Exchange Commission (“SEC”). In addition, copies of the Company's annual report will be made available, free of charge, upon written request to Drema Michael, Director of Corporate Investor Relations, 3980 Premier Drive, Suite 210, High Point, North Carolina 27265.

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

The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•
it may acquire substantially all of the assets of any other bank holding company, or direct or indirect ownership or control of any voting shares of any other bank holding company if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the other bank holding company;

•
it may acquire substantially all of the assets of any bank, or direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

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

The BHCA generally prohibits a bank holding company from engaging in, or acquiring 5% or more of the voting stock of a company engaged in, activities other than banking; managing or controlling banks or other permissible subsidiaries and performing servicing activities for subsidiaries; and engaging in any activities other than activities that the Federal Reserve has determined by order or regulation are so closely related to banking as to be a proper incident included thereto under the BHCA. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

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

Insured depository institutions, such as BNC, are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations). In addition, recently adopted capital rules limit capital distributions, including dividends, if the depository institution does not have a “capital conservation buffer.” See further details below under “Capital Adequacy.”
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
A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. In addition, the Federal Reserve has indicated that bank holding companies should review their dividend policies, and has discouraged dividend payment ratios that are at maximum allowable levels unless both asset quality and capital levels are strong.

Transactions with Affiliates

Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies.  Regulations promulgated by the Federal Reserve Board limit the types and amounts of these transactions (including loans due and extensions of credit from their U.S. bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis.  In general, these regulations require that any “covered transactions” between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company be limited to 10% of the bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus.  Further, loans and extensions of credit to affiliates generally are required to be secured by eligible collateral in specified amounts.

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

Capital Adequacy

In July 2013, the Federal Reserve Board and the FDIC approved a final rule (“final rule”) that changes the regulatory capital framework for all banking organizations and revises the prompt corrective action categories to incorporate the revised regulatory capital standards.  The final rule implements for U.S. banks the Basel III regulatory capital reforms of the Basel Committee and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The final rule strengthens areas of weakness identified in the Basel I capital rules by: (1) enhancing the quantity and quality of regulatory capital in the banking system; (2) better reflecting the risk of certain on and off-balance sheet exposures in the measurement of risk-weighted assets; and (3) building additional capital capacity into the banking system to absorb losses in times of future market and economic stress.  Subject to certain transition provisions, banking organizations with $250 billion or less in total assets were required to comply with the new requirements beginning January 1, 2015.

The final rule establishes new prompt corrective action requirements for all banks and includes a new Common Equity Tier 1 ("CET1")risk-based capital measure.  The risk-based capital and leverage capital requirements under the final rule are set forth in the table that follows:

	Total Risk Based Capital Ratio	Tier 1 Risk Based Capital Ratio	CET1 Risk Based Capital Ratio	Leverage Ratio
Well Capitalized	≥ 10%	≥ 8%	≥ 6.5%	≥ 5%
Adequately Capitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Undercapitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Significantly Undercapitalized	≥ 6%	≥ 4%	≥ 3%	≥ 3%
Critically Undercapitalized	Tangible equity to total assets ≤ 2

The final rule also sets forth a capital ratio phase-in schedule. The phase-in provisions for banks with $250 billion or less in total assets are set forth in the following table:

	Effective as of January 1,
	2015	2016	2017	2018	2019
Minimum Leverage Ratio	4.00%	4.00%	4.00%	4.00%	4.00%
Minimum CET1 Risk Based Capital Ratio	4.50%	4.50%	4.50%	4.50%	4.50%
Capital Conservation Buffer (1)	N/A	0.625%	1.25%	1.875%	2.50%
Minimum CET1 Risk Based Capital Ratio with Capital Conservation Buffer	4.50%	5.125%	5.75%	6.375%	7.00%
Minimum Tier 1 Risk Based Capital Ratio	6.00%	6.00%	6.00%	6.00%	6.00%
Minimum Tier 1 Risk Based Capital Ratio with Capital Conservation Buffer	6.00%	6.625%	7.25%	7.875%	8.50%
Minimum Total Risk Based Capital Ratio	8.00%	8.00%	8.00%	8.00%	8.00%
Minimum Total Risk Based Capital Ratio with Capital Conservation Buffer	8.00%	8.625%	9.25%	9.875%	10.50%

(1)
The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers.

The final rule includes comprehensive guidance with respect to the measurement of risk-weighted assets.  For residential mortgages, Basel III retains the risk-weights contained in the current capital rules which assign a risk-weight of 50% to most first-lien exposures and 100% to other residential mortgage exposures.  The final rule increases the risk-weights associated with certain on-balance sheet assets, such as high volatility commercial real estate loans, as defined, and loans that are more than 90 days past due or in nonaccrual status.

Capital requirements also increase for certain off-balance sheet exposures including, for example, loan commitments with an original maturity of one year or less.

Under the final rule, certain banking organizations, including the Company and BNC, are permitted to make a one-time election to continue the current treatment of excluding from regulatory capital most accumulated other comprehensive income (“AOCI”) components, including amounts relating to unrealized gains and losses on available-for-sale debt securities and amounts attributable to defined benefit post-retirement plans.  Institutions that elect to exclude most AOCI components from regulatory capital under Basel III will be able to avoid volatility that would otherwise be caused by things such as the impact of fluctuations in interest rates on the fair value of available-for-sale debt securities.  The Company and BNC elected to exclude AOCI components from regulatory capital under Basel III.

In December 2010, the Basel Committee published “Basel III: International Framework for Liquidity Risk Measurement, Standards and Monitoring” and in January 2013 published a revised liquidity coverage ratio (collectively referred to as the “Liquidity Standard”).   The Liquidity Standard includes: (1) a liquidity coverage ratio to ensure that sufficient high quality liquid resources are available in case of a liquidity crisis; (2) a net stable funding ratio to promote liquidity resiliency over longer time horizons by creating incentives for banks to fund their activities with stable sources of funding on an ongoing basis; and (3) additional liquidity monitoring metrics focused on maturity mismatch, concentration of funding and available unencumbered assets.  The Liquidity Standard would be phased-in through 2019. On September 3, 2014, the U.S. banking agencies issued a final liquidity rule that establishes for the first time a standardized minimum liquidity requirement.  The final rule applies to large and internationally active banking organizations and is not applicable to BNC.  The U.S. banking agencies have not adopted or proposed rules to implement a quantitative liquidity requirement for banks such as BNC with less than $50 billion in total assets, and it is uncertain whether such a requirement will be established.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, the FDIC can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements as set forth above.

The Federal Deposit Insurance Act (the “FDI Act”) requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements as set forth above. Generally, a receiver or conservator for a bank that is “critically undercapitalized” must be appointed within specific time frames. The regulations also provide that a capital restoration plan must be filed within 45 days of the date a bank is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for a bank required to submit a capital restoration plan must guarantee the lesser of (i) an amount equal to 5% of the bank’s assets at the time it was notified or deemed to be undercapitalized by regulator, or (ii) the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the bank is notified that it has maintained adequately capitalized status for specified time periods. Additional measures with respect to undercapitalized institutions include a prohibition on capital distributions, growth limits and restrictions on activities.

For further detail on capital and capital ratios see discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections, “Capital Resources” and “Liquidity,” contained in Item 7, and in Note 14, “Regulatory Capital,” to the accompanying Consolidated Financial Statements contained in Item 8.

Interstate Banking and Branching

Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the FDI Act and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.
However, under the Dodd-Frank Act, the national branching requirements have been relaxed and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.
The FDI Act requires that the FDIC review (1) any merger or consolidation by or with an insured bank, or (2) any establishment of branches by an insured bank. Additionally, the Banking Department accepts applications for interstate merger and branching transactions, subject to certain limitations on ages of the Banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets.

Deposit Insurance Coverage and Assessments

BNC is a member of the FDIC. Through the Deposit Insurance Fund (the “DIF”), the FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions up to applicable limits (currently, $250,000 per depositor).

BNC must pay assessments to the FDIC under a risk-based assessment system in order to maintain the DIF for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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
The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest examination. BNC received a “Satisfactory” rating in its last CRA examination which was conducted during April 2014.

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

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provision, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits the state attorney general to enforce compliance with both the state and federal laws and regulations.

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. The rules related to ability to repay, qualified mortgage standards and mortgage servicing became effective during 2014, while the escrow and loan originator compensation rules became effective during 2013.

A final rule integrating mortgage loan disclosures required by the Truth in Lending Act (“TILA”) and the Real Estate Settlement and Procedures Act (“RESPA”) became effective during October 2015. The final rule consolidated four existing and separate disclosures required under TILA and RESPA for closed-end credit transactions secured by real property into two forms with a view towards making the mortgage loan disclosures less confusing and more consumer friendly.

Monitoring and Reporting Suspicious Activity

Under the Bank Secrecy Act (the "BSA"), the Bank is required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. The BSA is sometimes referred to as an “anti-money laundering” law (“AML”). Several AML statutes, including provisions in Title III of the USA PATRIOT Act of 2001, have been enacted to amend the BSA. Under the USA PATRIOT Act, financial institutions are subject to prohibition against specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

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

Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of private policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to non-affiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requires and restrictions on a financial institution’s ability to disclose nonpublic personal information about customers to non-affiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which described in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with non-affiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any non-affiliated third party for use in marketing.

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

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excess compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. The proposed rule would (i) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation; (ii) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iii) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and (iv) require annual reports on incentive compensation structures to the institution’s appropriate federal regulator. The comment period to the proposed rule ended on March 31, 2011. The proposed rules were re-proposed in June 2015, and final rules have not been issued to date.

In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connections with approvals of mergers and acquisitions unless previously voted on by shareholders. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

The Bank’s results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and unrest in various places around the globe, we cannot predict with certainty possible future changes in interest rates, deposit levels, loan demand or our business and earnings.

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

A significant portion of our loans are for commercial real estate and construction, which carry greater credit risk than residential mortgage loans.

At December 31, 2015, $1.90 billion, or 45.3%, of our loan portfolio consisted of non-farm and nonresidential properties, multi-family residential properties and land acquisition, development and construction loans. These loans comprise 347.3% of BNC's capital, while acquisition, development and construction loans comprise 80.5% of BNC's capital. We also have two pending acquisitions that we expect will further increase the total balance outstanding for these types of loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate and construction loans generally expose a lender to greater credit risk than residential mortgage loans. These loans also have greater credit risk than residential real estate for the following reasons:

•	commercial real estate loans — repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service; and

•
construction loans — repayment is dependent on completion of the project and the subsequent financing of the completed project as a commercial real estate or residential real estate loan, and in some instances on the rent or sale of the underlying project.

If loans that are collateralized by real estate become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

The majority of our commercial real estate loans are secured by non-owner-occupied properties. These loans expose us to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream, or other events beyond the borrower’s control. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied borrowers have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to residential and commercial borrowers with only one loan.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of an economic downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.

Our business is highly correlated to local economic conditions in a geographically concentrated part of the United States.

Unlike larger organizations that are more geographically diversified, our banking offices are primarily concentrated in select markets in Virginia, North Carolina and South Carolina. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

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

Impairment of our investment securities could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the decline in market value was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. Future declines in the market value or our investment securities may result in other-than-temporary impairment of these securities, which could lead to charges that could have a material adverse effect on our net income and capital levels.

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

Technology and other changes are allowing parties to complete, through alternative methods, financial transactions that historically have involved community banks. For example, consumers can now maintain funds that would have historically been held as local bank deposits in brokerage accounts, mutual funds with an internet-only bank, or with virtually any bank in the country through on-line banking. Consumers can also complete transactions such as purchasing goods and services, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower-cost deposits as a source of funds could have an adverse effect on our financial condition, results of operations and liquidity.

Reputational risk and social factors may impact our results.

Our ability to originate and maintain accounts, particularly in the context of acquired institutions, is highly dependent upon customer and other external perceptions of our business practices and our financial health. Adverse perceptions regarding our business practices or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory or legislative scrutiny, which may lead to laws, regulations or regulatory actions that may change or constrain the manner in which we engage with our customers and the products we offer. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

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

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level. Economic conditions since 2008 have increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.

During 2009, the FDIC imposed a special deposit insurance assessment on all institutions which it regulates, including the Bank. This special assessment was imposed due to the need to replenish the DIF, as a result of increased bank failures and expected future bank failures. Any similar, additional measures taken by the FDIC to maintain or replenish the DIF may have an adverse effect on our financial condition and results of operations.

In 2011, final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules became effective. The rules provide that a depository institution’s deposit insurance assessment will be calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits. These changes have not materially increased the Company’s FDIC insurance assessments for comparable asset and deposit levels. However, if the Bank’s asset size increases or the FDIC takes other actions to replenish the DIF, the Bank’s FDIC insurance premiums and assessments could increase.

Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially impact our financial statements.

From time to time the SEC and the Financial Accounting Standards Board ("FASB") update accounting principles generally accepted in the United States ("GAAP"), which govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. Incorrect assumptions or estimates may have a material adverse effect on our financial condition and results of operations.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2015, we had $153.0 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

Future expansion involves risks.

Our acquisition of other financial institutions or parts of those institutions involves a number of risks, including the risks that:

•	we may not be able to realize all of, or it may take longer than expected to realize, the anticipated benefits or cost savings of acquisitions;

•	prices at which future acquisitions may be made may not be acceptable to us;

•	we may incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced local managers, and opening new offices;

•
the institutions we acquire may have distressed assets or unknown or contingent liabilities, and there can be no assurance that we will be able to realize the value we predict from those assets or that we will make sufficient provisions or have sufficient capital for future losses;

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

•
our announcement of additional transactions prior to the completion of an acquisition could result in a delay in obtaining regulatory or shareholder approval for the acquisition, which could have the effect of limiting our ability to fully realize the expected financial benefits from the transaction;

•	we may not be able to obtain regulatory approval for an acquisition;

•	we may enter new markets where we lack local experience or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;

•	we may introduce new products and services we are not equipped to manage or that introduce new risks to our operation, or that otherwise result in adverse effects on our results of operations;

•	we may incur intangible assets in connection with an acquisition, or the intangible assets we incur may become impaired, which could result in adverse short-term effects on our results of operations;

•
we may assume liabilities in connection with an acquisition, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our results of operations, financial condition and stock price;

•	we may lose key employees, or we maybe be required to recruit experienced personnel; or

•	we may not be able to retain existing customers or attract new customers.

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

As of December 31, 2015, the Company had $70.7 million of subordinated notes outstanding and $40.2 million in junior subordinated debentures outstanding that were issued by the Company's wholly-owned subsidiaries. The subordinated notes and the junior subordinated debentures are senior to the Company's shares of common stock. As a result, the Company must make payments on the subordinated notes and the junior subordinated debentures before any dividends can be paid on its common stock and, in the event of the Company's bankruptcy, dissolution, or liquidation, the holders of the subordinated notes and junior subordinated debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company's ability to pay future distributions depends upon the earnings of BNC and the issuance of dividends from BNC to the Company, which may be inadequate to service the obligations.

We may borrow funds or issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock, common stock, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate with certainty the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. In addition, the borrowing of funds or the issuance of debt would increase our leverage and decrease our liquidity, and the issuance of additional equity securities would dilute the interests of our existing shareholders.

Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public markets, including shares issued to shareholders of acquired institutions, and the availability of those shares for sale could adversely affect the market price of our common stock. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of our existing shareholders and could cause the market price of our common stock to decline. We may issue such additional equity or convertible securities to raise additional capital. Depending on the amount offered and the levels at which we offer the stock, issuances of common or preferred stock could be substantially dilutive to shareholders of our common stock. Moreover, to the extent that we issue restricted stock, phantom shares, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as shares of the restricted stock vest, our shareholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro-rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. We cannot predict with certainty the effect that future sales of our common stock would have on the market price of our common stock.

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

The Company’s executive office is located in High Point, North Carolina. The Company's administrative headquarters is located in Thomasville, North Carolina. The Company operates 62 full service banking offices, with 36 located in various markets in North Carolina, 17 in various markets in South Carolina and nine in the Roanoke, Virginia area. In addition, the Company has four limited service offices and five mortgages offices in these markets. The Company owns 38 of these facilities, and the remaining facilities are subject to leases, each of which we consider reasonable and appropriate for its location. The Company makes portions of certain other facilities available for lease to third parties, although such incidental leasing activity is not material to the Company’s overall operations.

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

PART II. OTHER INFORMATION

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “BNCN”. The high and low closing sale prices, which represent actual transactions as quoted on the NASDAQ Capital Market, of the Company’s common stock for each quarterly period in 2015 and 2014 are presented below.  The per share dividends declared by the Company in each quarterly period in 2015 and 2014 for its voting and non-voting common stock are also presented below.

		Market Price
		High	Low	Cash Dividends Declared per Share
2015	1st Quarter	$18.24	$15.52	$0.05
	2nd Quarter	19.48	17.67	0.05
	3rd Quarter	23.32	18.92	0.05
	4th Quarter	26.29	21.52	0.05

2014	1st Quarter	$18.90	$16.36	$0.05
	2nd Quarter	18.95	15.63	0.05
	3rd Quarter	17.69	15.66	0.05
	4th Quarter	17.86	15.51	0.05

As of February 23, 2016, we had approximately 3,355 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

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

We made no purchases, nor did any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) make any purchases, of our common stock during the three months ended December 31, 2015.

Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our common stock over a measurement period beginning December 31, 2010 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index; (ii) the cumulative total return of the Standard & Poor's ("S&P") 500; (iii) the cumulative return on the stocks included in the SNL U.S. Bank Index; and (iv) the cumulative total return on the stocks included in the SNL Southeast U.S. Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

The stock performance graph assumes $100.00 was invested December 31, 2010. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Total Return Performance
BNC Bancorp
NASDAQ Composite
S&P 500
SNL Bank Index
SNL Southeast Bank index
Index Value
350
300
250
200
150
100
50
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
BNC Bancorp	100.00	82.70	93.77	204.27	207.54	309.12
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
SNL Bank Index	100.00	77.44	104.51	143.49	160.40	163.14
SNL Southeast Bank index	100.00	58.51	97.19	131.70	148.33	146.02

ITEM 6.     SELECTED FINANCIAL DATA

Table 1
Selected Financial Data
(dollars in thousands, except per share and non-financial information, shares in thousands)

	At/Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Total interest income	$198,486	$158,142	$138,670	$113,515	$103,343
Total interest expense	26,684	19,926	30,063	32,891	32,920
Net interest income	171,802	138,216	108,607	80,624	70,423
Provision for loan losses	1,896	7,006	12,188	22,737	18,214
Net interest income after provision for loan losses	169,906	131,210	96,419	57,887	52,209
Non-interest income	32,448	25,022	22,806	33,138	20,802
Non-interest expense	139,155	116,477	97,933	82,272	67,864
Income before income tax expense (benefit)	63,199	39,755	21,292	8,753	5,147
Income tax expense (benefit)	18,749	10,365	4,045	(1,700)	(1,783)
Net income	44,450	29,390	17,247	10,453	6,930
Less preferred stock dividends and discount accretion	—	—	1,060	2,404	2,404
Net income available to common shareholders	$44,450	$29,390	$16,187	$8,049	$4,526

Per Common Share Data:
Basic earnings per share	$1.25	$1.01	$0.61	$0.48	$0.45
Diluted earnings per share	1.24	1.01	0.61	0.48	0.45
Cash dividends declared	0.20	0.20	0.20	0.20	0.20
Book value	14.52	11.98	9.94	9.51	12.80
Tangible common book value (1)	10.77	9.41	8.66	8.20	9.60
Weighted average shares outstanding:
Basic	35,691	29,050	26,683	17,595	10,878
Diluted	35,782	29,152	26,714	17,599	10,894
Year-end common shares outstanding	40,773	32,599	27,303	24,650	9,101

Selected Year-End Balance Sheet Data:
Total assets	$5,668,183	$4,072,508	$3,229,576	$3,083,788	$2,454,930
Investment securities available-for-sale	490,140	269,290	270,417	341,539	282,174
Investment securities held-to-maturity	244,417	237,092	247,378	114,805	97,036
Portfolio loans	4,199,871	3,075,098	2,276,517	2,035,258	1,709,483
Allowance for loan losses	31,647	30,399	32,875	40,292	31,008
Goodwill and other intangible assets, net	152,985	83,701	34,966	32,193	29,115
Deposits	4,742,207	3,396,397	2,706,730	2,656,309	2,118,187
Short-term borrowings	103,212	127,934	125,592	32,382	70,211
Long-term debt	189,578	133,814	101,509	88,173	93,713
Shareholders' equity	592,147	390,388	271,330	282,244	163,855

Selected Average Balances:
Total assets	$4,720,107	$3,561,719	$3,009,367	$2,544,718	$2,208,525
Investment securities	574,951	495,251	483,984	353,040	339,067
Total loans	3,639,890	2,633,829	2,139,281	1,813,899	1,561,257
Total interest-earning assets	4,278,267	3,202,958	2,696,475	2,244,423	1,936,069
Interest-bearing deposits	3,292,226	2,579,633	2,236,046	2,002,595	1,770,106
Total interest-bearing liabilities	3,572,103	2,783,555	2,429,817	2,126,818	1,914,179
Shareholders' equity	466,881	323,183	269,123	212,955	156,968

Selected Performance Ratios:
Return on average assets (2)	0.94%	0.83%	0.54%	0.32%	0.20%
Return on average common equity (3)	9.52%	9.09%	6.28%	5.11%	4.12%
Return on average tangible common equity (4)	13.40%	11.51%	7.50%	6.57%	5.88%
Net interest margin (5)	4.19%	4.56%	4.29%	3.85%	3.93%
Average equity to average assets	9.89%	9.07%	8.94%	8.37%	7.11%
Efficiency ratio (6)	65.70%	68.12%	70.67%	68.85%	70.09%
Dividend payout ratio	16.13%	19.80%	32.79%	41.67%	44.44%

Asset Quality Ratios:
Allowance for loan losses to portfolio loans (7)	0.75%	0.99%	1.44%	1.98%	1.81%
Allowance for loan losses on originated loans to originated portfolio loans	1.05%	1.25%	1.57%	1.74%	1.84%
Allowance for loan losses to nonperforming loans (8)	169.13%	122.95%	80.46%	58.04%	33.44%
Nonperforming assets to total assets (9)	0.90%	1.65%	2.74%	3.93%	6.57%
Net loan charge-offs (recoveries) to average portfolio loans	(0.01)%	0.30%	0.98%	1.74%	1.33%

Capital Ratios (10):
Total risk-based capital	11.61%	12.21%	12.66%	13.91%	11.51%
Tier 1 risk-based capital	10.94%	11.26%	11.41%	12.77%	9.99%
Leverage ratio	9.80%	9.74%	8.96%	9.71%	7.38%
CET1	10.94%	N/A	N/A	N/A	N/A

Other Data:
Number of full-service banking offices	62	48	39	35	30
Number of limited service offices	4	3	3	1	1
Number of full-time employee equivalents	850	823	620	541	442

(1)
Tangible common book value per share is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition. See Table 2 for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

(2)	Calculated by dividing net income available to common shareholders by average assets.

(3)	Calculated by dividing net income available to common shareholders by average common equity.

(4)
Average tangible common equity is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition. See Table 2 for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

(5)
Calculated by dividing tax equivalent net interest income by average interest-earning assets. The tax equivalent adjustment was $7.6 million, $7.7 million, $7.2 million, $5.7 million and $5.6 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(6)	Calculated by dividing non-interest expense by the sum of the tax equivalent net interest income and non-interest income.

(7)	Includes loans covered under loss-share agreements of $40.9 million, $137.5 million, $187.7 million, $248.9 million and $320.0 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(8)
Nonperforming loans consist of nonaccrual loans and accruing loans greater than 90 days past due. Includes nonperforming loans covered under loss-share agreements of $4.0 million, $11.1 million, $23.7 million, $47.0 million and $73.3 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(9)
Nonperforming assets consist of nonperforming loans and other real estate owned ("OREO"). Includes nonperforming loans and OREO covered under loss-share agreements of $5.6 million, $18.3 million, $42.5 million, $70.1 million and $120.9 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(10)	Capital ratios are for BNC.

Table 2
Reconciliation of Non-GAAP Financial Measures
(dollars in thousands, except per share data, shares in thousands)

	At/Year Ended December 31,
	2015	2014	2013	2012	2011
Tangible Common Book Value per Share:
Shareholders' equity (GAAP)	$592,147	$390,388	$271,330	$282,244	$163,855
Less: Preferred stock	—	—	—	47,878	47,398
Intangible assets	152,985	83,701	34,966	32,193	29,115
Tangible common shareholders' equity (non-GAAP)	439,162	306,687	236,364	202,173	87,342
Common shares outstanding	40,773	32,599	27,303	24,650	9,101
Tangible common book value per share (non-GAAP)	$10.77	$9.41	$8.66	$8.20	$9.60

Return on Average Tangible Common Equity:
Net income available to common shareholders (GAAP)	$44,450	$29,390	$16,187	$8,049	$4,526
Plus: Amortization of intangibles, net of tax	2,498	1,474	723	348	256
Tangible net income available to common shareholders (non-GAAP)	46,948	30,864	16,910	8,397	4,782
Average common shareholders' equity	466,881	323,183	257,678	157,471	109,810
Less: Average intangible assets	116,548	55,026	32,361	29,581	28,433
Average tangible common shareholders' equity (non-GAAP)	350,333	268,157	225,317	127,890	81,377
Return on average tangible common equity (non-GAAP)	13.40%	11.51%	7.50%	6.57%	5.88%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and notes and the selected financial data presented elsewhere in this report.
The detailed financial discussion that follows focuses on 2015 results compared to 2014. Discussion of 2014 results compared to 2013 is predominantly in section “2014 Compared to 2013.”

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

Some highlights for fiscal year 2015 were as follows:

•
Net income totaled $44.5 million, or $1.24 per diluted share, compared to $29.4 million, or $1.01 per diluted share, for 2014 (per share results were impacted by the acquisitions of Valley and the Certus branches and the public stock offering detailed below);

•	Originated loans increased $585.4 million, or 27.7%, between December 31, 2014 and 2015, excluding loans that were reclassified from acquired;

•	Total deposits increased $1.35 billion, or 39.6%, between December 31, 2014 and 2015;

•	Total assets increased $1.60 billion, or 39.2%, between December 31, 2014 and 2015.

•	Return on average assets of 0.94% for 2015, compared to 0.83% for 2014;

•	Return on average tangible common equity of 13.40% for 2015, compared to 11.51% for 2014;

•	Total nonperforming assets of $51.3 million at December 31, 2015, a decrease of 23.8% as compared to $67.3 million at December 31, 2014;

•	Nonperforming assets to total assets ratio of 0.90% at December 31, 2015, as compared to 1.65% at December 31, 2014;

•	Announced pending acquisitions of Southcoast and HPTB;

◦	Southcoast acquisition expected to close during the first half of 2016, subject to regulatory approval and other customary closing conditions.

◦	HPTB acquisition expected to close during the second half of 2016, subject to regulatory approval, approval of High Point Bank Corporation shareholders, and other customary closing conditions.

•	Completed acquisition and conversion of Valley and the Certus branches; and

◦	Acquisition of Valley marked Company's entry into Roanoke, Virginia and surrounding markets.

◦	Acquisition of Certus branches expanded the Company’s presence in attractive Upstate South Carolina markets.

•	Completed public offering of 2.59 million shares of voting common stock.

◦	Net proceeds of approximately $57.6 million after underwriting discount and expenses.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We believe the more critical accounting and reporting policies that currently affect our financial condition and results of operations include the following: accounting for the allowance for credit losses, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, our significant accounting policies and effects of new accounting pronouncements are discussed in detail in Note 1, “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Allowance for Loan Losses

We establish an allowance for loan losses that represents management’s best estimate of probable credit losses inherent in the portfolio at the balance sheet date. Estimates for loan losses are determined by management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded to criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. See Note 1, “Summary of Significant Accounting Policies” and Note 5, “Loans and Allowance for Loan Losses” to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

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

The Company conducted its annual impairment testing as of June 30, 2015 utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Company and the banking operations reporting unit (both current and projected), continued acquisition activity, continued levels of organic growth and changes in the composition or carrying amount of net assets. In addition, management considered the significant increases in both the Company’s common stock price and in the overall bank common stock index (based on the SNL Southeast United States Bank Index), as well as the Company’s improving earnings trend over the past year. Based on these assessments, management concluded that the 2015 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for the banking operations reporting unit. Therefore, a step one quantitative analysis was not required.

There were no impairment charges recorded in 2015, 2014 or 2013, respectively. See Note 7, “Goodwill and Other Intangible Assets” to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Valuation of Assets Acquired in Business Combinations

We account for acquisitions under FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, such as lines of credit (consumer and commercial) and loans for which there was no discount attributable to credit are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

See Note 1, “Summary of Significant Accounting Policies,” Note 2, "Acquisitions," and Note 5, “Loans and Allowance for Loan Losses", to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Analysis of Results of Operations

Net Interest Income

Net interest income is the primary source of BNC’s revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and loan prepayment behavior. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and investment securities is computed on a fully-taxable equivalent ("FTE") basis. Net interest income and net interest margin are discussed on a FTE basis.

Net interest income for 2015 was $179.4 million, an increase of 22.9% from $146.0 million for 2014. The increase was primarily driven by a $1.08 billion increase in average interest-earning assets as compared to 2014. This increase was primarily due to the acquisitions of Valley and the Certus branches, respectively, as well as continued organic loan growth in our markets. Average interest-earning assets for 2015 were $4.28 billion, as compared to $3.20 billion for 2014.

Net interest margin decreased 37 basis points from 4.56% during 2014 to 4.19% during 2015. The Company’s average yield on interest-earning assets was 4.82% for 2015, a decrease of 36 basis points from 5.18% for 2014. The decrease is primarily due to a decrease in the yield earned on the Company’s portfolio loans, which was 4.92% for 2015, as compared to 5.33% for 2014. This decrease is primarily due to pricing pressure on new and renewed loans. This decrease in interest rates was partially offset by $20.5 million of accretion earned on the acquired loan portfolio, as compared to $14.9 million earned in 2014. The average yield earned on the investment securities portfolio was 4.65%, a decrease of 46 basis points from 5.11% earned during 2014. This decrease was primarily due to the purchase of new investment securities that have a lower yield than the current portfolio.

Average interest-bearing liabilities were $3.57 billion for 2015, an increase of 28.3% from $2.78 billion for 2014. The increase was due to an additional $712.6 million of average interest-bearing deposits, primarily from acquisitions. The Company also increased average borrowings by $76.0 million, which is comprised of additional advances from the FHLB, as well as subordinated notes and junior subordinated debentures acquired from Valley. The additional advances from the FHLB and increased deposit base were used to fund the Company's increased lending activity and as part of the Company's strategic plan to increase on-balance sheet liquidity. The Company’s average cost of interest-bearing liabilities was 0.75% for 2015, an increase of 3 basis points from 0.72% for 2014.

The following table details the major components of net interest income and the related yields and rates:

Table 3
Average Balance and Net Interest Income (FTE)

	For the Years Ended December 31,
	2015			2014			2013
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest-earning assets:	(Dollars in thousands)
Loans and leases (1)	$3,606,518	$177,454	4.92%	$2,612,339	$139,274	5.33%	$2,104,965	$120,546	5.73%
Loans held for sale	33,372	1,272	3.81%	21,490	750	3.49%	34,316	1,158	3.37%
Investment securities, taxable	217,033	6,338	2.92%	121,525	4,385	3.61%	133,251	4,366	3.28%
Investment securities, tax-exempt (2)	357,918	20,424	5.71%	373,726	20,938	5.60%	350,733	19,368	5.52%
Interest-earning balances and other	63,426	555	0.88%	73,878	542	7.30%	73,210	398	0.54%
Total interest-earning assets	4,278,267	206,043	4.82%	3,202,958	165,889	5.18%	2,696,475	145,836	5.41%
Other assets	441,840			358,761			312,892
Total assets	$4,720,107			$3,561,719			$3,009,367
Interest-bearing liabilities:
Demand deposits	$1,742,303	$7,997	0.46%	$1,337,274	$5,602	0.42%	$1,111,328	$15,071	1.36%
Savings deposits	158,738	246	0.15%	123,414	257	0.21%	86,630	212	0.24%
Time deposits	1,391,185	12,204	0.88%	1,118,945	9,280	0.83%	1,038,088	10,898	1.05%
Borrowings	279,877	6,237	2.23%	203,922	4,787	2.35%	193,771	3,883	2.00%
Total interest-bearing liabilities	3,572,103	26,684	0.75%	2,783,555	19,926	0.72%	2,429,817	30,064	1.24%
Non-interest-bearing deposits	653,999			432,181			290,765
Other liabilities	27,124			22,800			19,662
Shareholders' equity	466,881			323,183			269,123
Total liabilities and shareholder's equity	$4,720,107			$3,561,719			$3,009,367
Net interest income and interest rate spread		$179,359	4.07%		$145,963	4.46%		$115,772	4.17%
Net interest margin			4.19%			4.56%			4.29%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $7.6 million, $7.7 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table details the variances caused by changes in interest rates and changes in volumes:

Table 4
Volume and Rate Variance Analysis

	2015 vs. 2014			2014 vs. 2013
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:	(Dollars in thousands)
Loans and leases	$50,960	$(12,780)	$38,180	$28,053	$(9,325)	$18,728
Loans held for sale	434	88	522	(440)	32	(408)
Investment securities, taxable	3,118	(1,165)	1,953	(404)	423	19
Investment securities, tax-exempt (1)	(894)	380	(514)	1,279	291	1,570
Interest-earning balances and other	(84)	97	13	4	140	144
Total interest income	53,534	(13,380)	40,154	28,492	(8,439)	20,053

Interest expense:
Deposits:
Demand deposits	1,778	617	2,395	2,005	(11,474)	(9,469)
Savings deposits	64	(75)	(11)	83	(38)	45
Time deposits	2,323	601	2,924	760	(2,378)	(1,618)
Borrowings	1,738	(288)	1,450	221	683	904
Total interest expense	5,903	855	6,758	3,069	(13,207)	(10,138)
Net interest income increase (decrease)	$47,631	$(14,235)	$33,396	$25,423	$4,768	$30,191

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

The Company recorded a provision for loan losses of $1.9 million for 2015, a decrease of 72.9% from $7.0 million recorded during 2014.
Provision for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. In evaluating the allowance for loan losses, management considers factors that include recent growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. See additional discussion under "Asset Quality - Analysis of Allowance for Loan Losses” section.

Non-Interest Income

Non-interest income was $32.4 million for 2015, an increase of 29.7% from $25.0 million for 2014. The following table presents the components of non-interest income:

Table 5
Non-Interest Income

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Mortgage fees	$10,533	$7,689	$8,979
Service charges	8,079	6,105	4,314
Earnings on bank-owned life insurance	2,766	2,382	2,318
Gain (loss) on sale of investment securities, net	884	(511)	(42)
Other	10,186	9,357	7,237
Total non-interest income	$32,448	$25,022	$22,806

Mortgage loan and related fee income increased $2.8 million, or 37.0%, to $10.5 million for 2015, as compared to $7.7 million in 2014. In 2015, the Company closed 1,879 mortgage loans totaling $412.6 million, compared with 1,429 loans totaling $317.8 million in 2014. The Company continues to invest in its mortgage business by hiring new lenders in our markets.

Income from service charges was $8.1 million for 2015, an increase of $2.0 million, or 32.3%, from $6.1 million for 2014. The increase was directly due to the increase in deposits and transactions from the Company's recent acquisitions and organic growth.

The Company recognized net securities gains of $0.9 million during 2015, as compared to a net loss of $0.5 million during 2014. The Company sold a number of securities during the third quarter of 2015 in order to re-balance the portfolio after the Valley acquisition.

Many of the non-interest income sources, such as income from recoveries on acquired loans, income derived from the sale of loans partially guaranteed by the SBA and income derived from our investment brokerage services, are volatile and can vary significantly from period to period.

Non-Interest Expense

Non-interest expense was $139.2 million for 2015, an increase of 19.5% from $116.5 million for 2014. Included in non-interest expense for 2015 and 2014 was $13.3 million and $9.0 million, respectively, of transaction-related expenses related to the Company's recent acquisitions. The following table presents the components of non-interest expense:

Table 6
Non-Interest Expense

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Salaries and employee benefits	$72,519	$62,232	$52,994
Occupancy	11,802	9,153	6,547
Furniture and equipment	7,308	6,450	5,546
Data processing and supplies	5,019	4,007	3,275
Advertising and business development	2,635	2,666	2,020
Insurance, professional and other services	11,082	9,061	8,392
FDIC insurance assessments	3,144	2,932	2,766
Loan, foreclosure and OREO	9,852	8,945	8,949
Other	15,794	11,031	7,444
Total non-interest expense	$139,155	$116,477	$97,933

Salaries and employee benefits expense for 2015 was $72.5 million, an increase of $10.3 million, or 16.5%, from 2014. Occupancy expense for 2015 was $11.8 million, an increase of $2.6 million, or 28.9%, from 2014. These increases are a direct result of the increased headcount and facilities following the acquisitions of Valley and the Certus branches. Salaries and employee benefits also increased due to higher production and performance incentives, as well as an increase in the level of the Company's match of employee contributions to the Company's 401(k) plan.

Loan, foreclosure and OREO expenses include foreclosure and carrying costs and realized losses and write-downs of foreclosed properties. Realized losses and valuation adjustments on foreclosed property totaled a net loss of $5.2 million for the year ended December 31, 2015, as compared to a net loss of $4.3 million for 2014. The Company incurred a higher level of losses during 2015 as a result of concerted efforts to liquidate certain properties in the portfolio.

Other expenses totaled $15.8 million for 2015, an increase of $4.8 million, or 43.2%, from 2014. Included in other expenses for 2015 and 2014 are $0.8 million and $0.7 million, respectively, in losses on the extinguishment of debt, as well as $4.0 million and $2.3 million, respectively, of amortization of intangible assets.

Income Taxes

Income tax expense was $18.7 million for 2015, an increase of 80.9% from $10.4 million for 2014. We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. Due to an increase in our level of taxable income relative to non-taxable income, our effective tax rate for 2015 was 29.7%, as compared to an effective tax rate of 26.1% for 2014.

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

The following table presents the composition of our investment securities portfolio:

Table 7
Composition of Investment Securities Portfolio

	At December 31,
	2015	2014	2013
Investment securities available-for-sale (at fair value):	(Dollars in thousands)
U.S. Government agencies	$12,327	$17,888	$15,061
State and municipals	180,618	188,935	191,263
Corporate debt securities	47,703	13,615	8,889
Asset-backed debt securities	138,747	12,566	4,380
Equity securities	11,273	5,909	922
Residential government-sponsored mortgage-backed securities	97,777	28,274	42,014
Other government-sponsored mortgage-backed securities	1,695	2,103	7,888
Total investment securities available-for-sale	490,140	269,290	270,417

Investment securities held-to-maturity (at amortized cost):
State and municipals	228,417	213,092	221,378
Corporate debt securities	16,000	14,000	16,000
Asset-backed debt securities	—	10,000	10,000
Total investment securities held-to-maturity	244,417	237,092	247,378
Total investment securities	$734,557	$506,382	$517,795

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

The following table presents the composition of our available-for-sale and held-to-maturity securities portfolio at December 31, 2015 with ranges of maturities and weighted average yields:

Table 8
Investment Securities Portfolio by Expected Maturities

	Available-for-Sale (1)		Held-to-Maturity
	Fair Value	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies:	(Dollars in thousands)
Due after five through ten years	$4,904	2.63%	$—	—
Due after ten years	7,423	3.10%	—	—
	12,327	2.91%	—	—
State and municipals - Tax Exempt (2):
Due within one year	226	6.28%	4,374	4.97%
Due after one year through five years	20,521	5.44%	18,767	4.25%
Due after five through ten years	5,826	4.90%	10,485	4.34%
Due after ten years	154,045	5.23%	162,481	4.74%
	180,618	5.25%	196,107	4.68%
State and municipals - Taxable
Due after one year through five years	—	—	1,243	2.80%
Due after five through ten years	—	—	2,576	2.97%
Due after ten years	—	—	28,491	3.21%
	—	—	32,310	3.18%
Corporate debt securities:
Due within one year	15,398	2.51%	—	—
Due after one year through five years	—	—	9,000	5.34%
Due after five through ten years	6,938	3.55%	7,000	7.30%
Due after ten years	25,367	3.30%	—	—
	47,703	3.08%	16,000	6.20%
Asset backed securities:
Due after one year through five years	2	6.58%	—	—
Due after five through ten years	17,674	2.38%	—	—
Due after ten years	121,071	2.22%	—	—
	138,747	2.24%	—	—
Mortgage-backed securities (3):
Due within one year	2	19.62%
Due after one year through five years	328	6.00%	—	—
Due after five through ten years	13,030	2.13%	—	—
Due after ten years	86,112	2.42%	—	—
	99,472	2.39%	—	—
Equity securities	11,273	—	—	—
Total investment securities	$490,140	3.51%	$244,417	4.59%

(1)	Yields for available-for-sale securities are calculated based on the amortized cost of the securities.

(2)	Yields on tax-exempt investment securities are calculated on a taxable-equivalent basis using an income tax rate of 34%.

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

At December 31, 2015, our investment securities portfolio included 347 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The Company continually assesses the risk of credit default for the municipal bond portfolio and believes the portfolio has a low risk of credit default. The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions at December 31, 2015:

Table 9
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
General obligation bonds:	(Dollars in thousands)
Texas	$121,049	$126,426
Washington	28,827	29,968
North Carolina	27,147	27,486
Ohio	21,079	22,488
California	15,261	15,993
Pennsylvania	11,186	11,844
Kansas	9,809	10,626
Other (22 states)	58,429	60,664
Total general obligation bonds:	292,787	305,495
Revenue bonds:
North Carolina	26,200	26,996
Indiana	17,000	18,039
South Carolina	12,085	12,498
Florida	11,235	11,630
Washington	6,642	6,763
Texas	6,352	6,715
New York	5,825	5,979
Other (12 states)	20,198	21,141
Total revenue bonds:	105,537	109,761
Total obligations of state and political subdivisions	$398,324	$415,256

Our largest exposure in general obligation bonds was 65 bonds issued by various school districts in Texas with a total amortized cost basis of $87.2 million and total fair value of $91.5 million at December 31, 2015. Of this total, $71.2 million in amortized cost and $74.4 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

Our investments in revenue bonds at December 31, 2015 are summarized in the following table:

Table 10
Revenue Bonds by Source

	Amortized Cost	Fair Value
	(Dollars in thousands)
Health, hospitality and nursing home	$20,021	$20,920
Water and sewer	17,942	18,887
Power and electricity	13,192	13,436
College and university	10,880	11,369
Lease (abatement)	7,036	7,775
Other	36,466	37,374
Total revenue bonds	$105,537	$109,761

Our largest individual exposures in revenue bonds at December 31, 2015 were three bonds to be repaid by future pledged power and utility revenue, and seven bonds to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $18.4 million and the total fair value was $18.9 million at December 31, 2015.

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

Our evaluation of investments in state and political subdivisions at December 31, 2015 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by Standard & Poor's and/or Moody's.

Due to the recent decline in crude oil prices, the Company reviewed the investment portfolio to determine the level of exposure to the energy sector and potential risk of loss. At December 31, 2015, we owned asset-backed securities from six separate issuers that had some portion of collateral associated with the oil and gas industry. The collateral specific to the energy sector was less than 3% of the total collateral of these issuances, and the Company's proportional ownership was less than 1%. We also noted that, while we have a significant amount of investments in state and political subdivisions that rely on the oil and gas industry, the vast majority of our investments are backed by revenue sources or guaranteed by programs that are not dependent on the energy industry. Based on this analysis, the Company's overall exposure was determined to be negligible.
Loans

Total portfolio loans were $4.20 billion at December 31, 2015, an increase of 36.6% from $3.08 billion at December 31, 2014. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

The following table presents the composition of our loan portfolio for the past five years:

Table 11
Loan Portfolio Composition

	At December 31,
	2015		2014		2013		2012		2011
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Originated:	(Dollars in thousands)
Commercial real estate	$1,575,555	37.5%	$1,181,492	38.4%	$1,014,633	44.6%	$824,097	40.5%	$710,380	41.6%
Commercial construction	281,591	6.7%	265,968	8.6%	202,140	8.9%	153,879	7.6%	174,424	10.2%
Commercial and industrial	279,495	6.7%	154,132	5.0%	139,567	6.1%	124,412	6.1%	119,162	7.0%
Leases	26,773	0.6%	21,100	0.7%	16,137	0.7%	13,209	0.7%	12,806	0.7%
Residential construction	59,937	1.4%	43,298	1.4%	29,636	1.3%	21,704	1.1%	24,835	1.5%
Residential mortgage	484,895	11.6%	439,600	14.3%	294,660	12.9%	292,731	14.4%	306,881	18.0%
Consumer and other	12,970	0.3%	10,851	0.4%	8,103	0.4%	9,124	0.5%	9,188	0.5%
Total originated	2,721,216	64.8%	2,116,441	68.8%	1,704,876	74.9%	1,439,156	70.9%	1,357,676	79.5%
Acquired (1):
Commercial real estate	670,460	16.0%	403,672	13.1%	318,023	14.0%	325,346	16.0%	147,688	8.6%
Commercial construction	83,418	2.0%	48,668	1.6%	42,420	1.9%	63,315	3.1%	52,712	3.1%
Commercial and industrial	139,621	3.3%	38,200	1.2%	29,372	1.3%	37,356	1.8%	21,719	1.3%
Residential construction	16,084	0.4%	29,854	1.0%	2,798	0.1%	13,025	0.6%	4,897	0.3%
Residential mortgage	563,563	13.4%	432,818	14.1%	173,263	7.6%	153,544	7.4%	120,126	7.0%
Consumer and other	5,509	0.1%	5,445	0.2%	5,765	0.2%	3,516	0.2%	4,665	0.2%
Total acquired (1)	1,478,655	35.2%	958,657	31.2%	571,641	25.1%	596,102	29.1%	351,807	20.5%
Total portfolio loans	$4,199,871	100.0%	$3,075,098	100.0%	$2,276,517	100.0%	$2,035,258	100.0%	$1,709,483	100.0%

(1) Amount includes $40.9 million, $137.5 million, $187.7 million, $248.9 million and $320.0 million of acquired loans covered under FDIC loss-share agreements at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

The following table presents the scheduled maturities of the Company's portfolio loans at December 31, 2015:

Table 12
Loan Portfolio by Contractual Maturities

	Due within one year	Due after one year but within five years	Due after five years	Total
By loan type:	(Dollars in thousands)
Commercial real estate	$263,698	$1,395,782	$586,535	$2,246,015
Commercial construction	76,087	231,872	57,050	365,009
Commercial and industrial	137,893	212,533	68,690	419,116
Leases	26,773	—	—	26,773
Residential construction	59,663	7,335	9,023	76,021
Residential mortgage	77,530	249,298	721,630	1,048,458
Consumer and other	5,767	10,175	2,537	18,479
Total portfolio loans	$647,411	$2,106,995	$1,445,465	$4,199,871

By interest rate type:
Fixed interest rate	$282,689	$1,479,179	$751,453	$2,513,321
Variable interest rate	364,722	627,816	694,012	1,686,550
Total portfolio loans	$647,411	$2,106,995	$1,445,465	$4,199,871

Notable contributions to the change in 2015 loan balances were as follows:

•
The commercial real estate portfolio, which consists of multi-family residential property and owner and non-owner occupied nonresidential properties, was $2.25 billion at December 31, 2015, an increase of $660.9 million, or 41.7%, from December 31, 2014. Excluding loans acquired in business combinations, commercial real estate loans were $1.58 billion at December 31, 2015, an increase of $394.1 million, or 33.4%, from December 31, 2014. At December 31, 2015, the largest industry group within the commercial real estate category was for office and warehouse buildings, including both investment and owner occupied locations. Office and warehouse buildings represented 17.9% of total portfolio loans and 33.5% of the total commercial real estate portfolio at December 31, 2015. The next largest industry groups within the commercial real estate category were shopping centers/retail stores and multi-family, which each represented 10.9% and 4.2%, respectively, of total loans and 20.4% and 7.9%, respectively, of the total commercial real estate portfolio at December 31, 2015. The remaining commercial and business lending portfolio is spread over a diverse range of industries, none of which exceed 3% of total loans.

•
The commercial construction portfolio totaled $365.0 million at December 31, 2015, an increase of $50.4 million, or 16.0%, from December 31, 2014. This portfolio includes projects that span multiple industries and locations within our footprint, with the primary components being multi-family and shopping center construction projects. The residential home builder segment continues to experience strong demand in the metropolitan markets. The Company actively manages the inventory of pre-sold and speculative loans and believes the home builder loan portfolio is well balanced, with a focus on regional builders with strong financial performance and proven track records.

•
The commercial and industrial portfolio totaled $419.1 million at December 31, 2015, an increase of $226.8 million, or 117.9%, from December 31, 2014. Excluding loans acquired in business combinations, commercial and industrial loans were $279.5 million at December 31, 2015, an increase of $125.4 million, or 81.3%, from December 31, 2014. The Company's dedicated middle-market lending group has focused on growing this portfolio, with a primary driver for growth in this loan portfolio is loans to municipalities and county governments, as well as owner-managed operating companies.

•
Residential mortgage loans totaled $1.05 billion at December 31, 2015, an increase of $176.0 million, or 20.2%, from December 31, 2014. Excluding loans acquired in business combinations, residential mortgage loans were $484.9 million at December 31, 2015, an increase of $45.3 million, or 10.3%, from December 31, 2014. At December 31, 2015, the residential mortgage portfolio was comprised of $453.0 million of fixed-rate residential real estate mortgages and $595.4 million of variable-rate residential real estate mortgages.

At December 31, 2015, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $235.0 million, which represented approximately 97% of the total second liens held by the

Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15-year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding principal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At December 31, 2015, approximately 98% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria include analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either converted to conventional second mortgage loans that are fully amortizing or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.

The following table summarizes the maturity dates of our home equity lines of credit at December 31, 2015:

Table 13
Home Equity Line of Credit Maturities

(Dollars in thousands)
2016	$10,878
2017	7,595
2018	8,512
2019	11,718
2020	13,902
Thereafter	319,905
$372,510

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. Total deposits at December 31, 2015 were $4.74 billion, an increase of 39.6% from total deposits of $3.40 billion at December 31, 2014.

The following is our average deposits and weighted-average interest rates paid thereon for the past three fiscal years:

Table 14
Average Deposits

	Year Ended December 31,
	2015		2014		2013
	Average amount	Average interest rate	Average amount	Average interest rate	Average amount	Average interest rate
	(Dollars in thousands)
Demand deposits	$1,742,303	0.46%	$1,337,274	0.42%	$1,111,328	1.36%
Savings deposits	158,738	0.15%	123,414	0.21%	86,630	0.24%
Time deposits	1,391,185	0.88%	1,118,945	0.83%	1,038,088	1.05%
Total interest-bearing deposits	3,292,226	0.62%	2,579,633	0.59%	2,236,046	1.17%
Noninterest-bearing deposits	653,999	—	432,181	—	290,765	—
Total deposits	$3,946,225	0.52%	$3,011,814	0.50%	$2,526,811	1.04%

Average deposits increased by $934.4 million, or 31.0%, during 2015, primarily due to the acquisitions of Valley and the Certus branches, respectively. The Company has also continued to organically grow the deposit base and attract new customers in our markets. Wholesale deposits were 27.5% of total deposits at December 31, 2015, an increase compared to 25.7% at December 31, 2014. This increase was used to fund the Company's increased lending activity and as part of the Company's strategic plan to increase on-balance sheet liquidity.

The following is our maturities of time deposits of $100,000 or more at December 31, 2015:

Table 15
Maturities of Time Deposits of $100,000 or More

	3 months or less	Over 3 months to 6 months	Over 6 months to 12 months	Over 12 months	Total
	(Dollars in thousands)
Time deposits of $100,000 or more	$371,156	$154,363	$175,446	$553,537	$1,254,502

Time deposits of $100,000 or more represented 26.5% and 25.4%, respectively, of our total deposits at December 31, 2015 and 2014.

Borrowings

Total borrowings at December 31, 2015 were $292.8 million, an increase of $31.0 million from total borrowings of $261.7 million at December 31, 2014. At December 31, 2015, $103.2 million of these borrowings were classified as short-term, while the remaining $189.6 million were classified as long-term. Short-term borrowings are comprised of short-term FHLB advances, securities sold under agreements to repurchase and Federal funds purchased. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. Long-term funding is comprised of long-term FHLB advances, subordinated notes and junior subordinated debentures. The Company will prepay FHLB advances from time to time as funding needs change. See Note 11, “Borrowings” to the accompanying Consolidated Financial Statements contained in Item 8 for additional details.

Asset Quality

We consider asset quality to be of primary importance, and employ a formal internal loan review process to ensure adherence to our lending policy as approved by our Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. The Company's internal credit risk review function, through focused review and sampling, validates the accuracy of commercial loan risk grades. Each loan risk grade corresponds to an estimated default probability. In addition, as a given loan's credit quality improves or deteriorates, the Company will update the borrower's risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in our market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management's estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. Our policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally collateralized and probable losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and OREO, totaled $51.3 million, or 0.90% of total assets, at December 31, 2015, as compared to $67.3 million, or 1.65% of total assets, at December 31, 2014. Nonperforming assets that were not acquired by the Company totaled $22.2 million at December 31, 2015, a decrease of 31.6% from $32.5 million at December 31, 2014.

The following table summarizes total nonperforming assets for the past five years:

Table 16
Nonperforming Assets

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans - Originated	$6,623	$8,475	$14,229	$19,585	$19,443
Nonaccrual loans - Acquired	12,086	16,248	26,630	49,838	67,854
OREO - Originated	15,588	23,989	23,348	23,668	20,927
OREO - Acquired	16,973	18,542	24,258	28,245	47,577
90 days past due and accruing - Originated	—	—	—	—	—
90 days past due and accruing - Acquired	3	—	—	—	5,425
Total nonperforming assets	$51,273	$67,254	$88,465	$121,336	$161,226
Total nonperforming assets - Originated	$22,211	$32,464	$37,577	$43,253	$40,370

Loans restructured/modified not included in above,
(not 90 days past due or on nonaccrual)	$14,718	$13,578	$16,770	$35,889	$41,515

Ratio of total nonperforming assets to total assets	0.90%	1.65%	2.74%	3.93%	6.57%
Ratio of total nonperforming loans to total portfolio loans	0.45%	0.80%	1.50%	3.41%	5.42%

Excluding acquired:
Ratio of nonperforming assets to originated loans and OREO	0.81%	1.52%	2.17%	2.96%	2.93%
Ratio of nonperforming loans to originated loans	0.24%	0.40%	0.83%	1.36%	1.43%

Total nonaccrual loans were $18.7 million at December 31, 2015, a decrease of $6.0 million, or 24.3%, from total nonaccrual loans of $24.7 million at December 31, 2014. Nonaccrual loans that were originated by the Company decreased by $1.9 million, or 21.9%, from $8.5 million at December 31, 2014 to $6.6 million at December 31, 2015. The decrease was primarily due to a few large dollar relationships being repaid in full during fiscal year 2015. The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual was $1.4 million, $2.0 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Total OREO was $32.6 million at December 31, 2015, a decrease of $9.9 million, or 23.4%, from total OREO of $42.5 million at December 31, 2014. OREO properties that were originated by the Company decreased by $8.4 million, or 35.0%, from $24.0 million at December 31, 2014 to $15.6 million at December 31, 2015. The carrying values of OREO represent the lower of the carrying amount or fair value less costs to sell. During 2015, the Company had $18.9 million of additions to OREO, with $8.1 million coming from the Valley acquisition and recorded net valuation adjustments of $2.9 million, a decrease from net valuation adjustments of $3.8 million for the year ended December 31, 2014.

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

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least monthly. In addition, on a monthly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations. In addition to our history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2015 or 2014.

Management uses the risk-grading program, as described under "Asset Quality," to facilitate evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and a sample of these loans are tested by the Company's Credit Risk Review department. The testing program includes an evaluation of a sample of both new and existing loans, including large loans, loans that are identified as having potential credit weaknesses, and loans past due 90 days or more and still accruing. We strive to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of our market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. Generally, we do not engage in significant lease financing, highly leveraged transactions or loans to customers domiciled outside the United States.

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

A loan is considered to be impaired under GAAP when, based upon current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan. The Company calculates a specific reserve for each loan that has been deemed impaired, which include commercial nonaccrual loans and TDRs. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate, and/or the value of collateral. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less estimated costs to sell.

During the fourth quarter of 2014, we enhanced the methodology used to calculate the allowance for loan losses by incorporating a detailed loss migration analysis using historical loss experience of 60 months, and changing the assumptions used in calculating loss reserve rates from two-year historical charge-offs to using probability of default and loss-given default. These enhancements did not have a material impact on the level of allowance for loan losses. See further details of the Company's accounting policy for the calculation of the allowance for loan losses in Note 1, “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

The allowance for loan losses was $31.6 million at December 31, 2015, an increase of $1.2 million from $30.4 million at December 31, 2014. The ratio of the allowance for loan losses to total portfolio loans was 0.75% and 0.99% at December 31, 2015 and 2014, respectively. The decrease in this ratio was due to the significant amount of loans acquired through the acquisitions of Valley and the Certus branches during 2015, as well as the significant level of organic loan growth during 2015. Excluding loans acquired by the Company, the ratio of the allowance for loans to portfolio loans was 1.05% and 1.25% at December 31, 2015 and 2014, respectively.

The Company experienced $0.4 million in net recoveries of previously charged-off loans during 2015, compared to net charge-offs of $7.9 million, or 0.30% of average loans, for 2014. Gross charge-offs were $5.4 million during 2015, as compared to $14.6 million during 2014.

The following table details the allocation of the allowance for loan losses for the past five years:

Table 17
Allocation of the Allowance for Loan Losses

	At December 31,
	2015		2014		2013		2012		2011
		% of total		% of total		% of total		% of total		% of total
	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)
Real estate loans	$21,672	68.5%	$21,998	72.4%	$22,482	68.4%	$26,159	78.4%	$14,847	75.2%
Real estate construction loans	4,991	15.8%	4,881	16.1%	6,951	21.1%	10,399	12.4%	11,656	15.0%
Commercial and industrial loans	4,586	14.5%	3,226	10.6%	3,137	9.5%	3,579	7.9%	4,338	8.2%
Consumer and other loans	320	1.0%	191	0.6%	249	0.8%	137	0.7%	149	0.8%
Leases	78	0.2%	103	0.3%	56	0.2%	18	0.6%	18	0.8%
	$31,647	100.0%	$30,399	100.0%	$32,875	100.0%	$40,292	100.0%	$31,008	100.0%

(1)	Allowance for loan losses category as a percentage of total loans by category.

The following table presents information related to the allowance for loan losses for the periods presented:

Table 18
Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Beginning balance	$30,399	$32,875	$40,292	$31,008	$24,813
Provision for credit losses:
Non-covered loans	2,309	7,466	11,636	17,755	16,037
Covered loans	(413)	(460)	552	4,982	2,177
Change in FDIC indemnification asset	(1,074)	(1,575)	1,084	17,711	8,708
Net recoveries (charge-offs) on loans covered under loss-share	548	(292)	(10,975)	(14,538)	(3,774)
Charge-offs on loans not covered under loss-share:
Commercial real estate	(2,123)	(2,157)	(2,814)	(6,338)	(4,827)
Commercial construction	(56)	(2,808)	(5,607)	(4,396)	(7,090)
Commercial and industrial	(285)	(2,814)	(1,731)	(2,597)	(1,217)
Residential construction	—	—	—	(179)	(943)
Residential mortgage	(1,563)	(3,430)	(3,510)	(4,285)	(4,052)
Consumer and other	(312)	(122)	(238)	(126)	(60)
Total charge-offs	(4,339)	(11,331)	(13,900)	(17,921)	(18,189)

Recoveries on loans not covered under loss-share:
Commercial real estate	880	899	502	715	158
Commercial construction	1,255	444	2,043	331	300
Commercial and industrial	1,158	720	1,327	92	555
Leases	—	—	—	—	15
Residential construction	117	63	25	24	14
Residential mortgage	590	1,474	273	124	176
Consumer and other	217	116	16	9	18
Total recoveries	4,217	3,716	4,186	1,295	1,236
Net charge-offs on loans not covered under loss-share	(122)	(7,615)	(9,714)	(16,626)	(16,953)
Ending balance	$31,647	$30,399	$32,875	$40,292	$31,008

Total
Ratio of allowance for loan losses to total portfolio loans	0.75%	0.99%	1.44%	1.98%	1.81%
Excluding acquired
Ratio of allowance for loan losses to originated loans	1.05%	1.25%	1.57%	1.74%	1.84%

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

Capital Resources

Total shareholders’ equity was $592.1 million at December 31, 2015, an increase of 51.7% from shareholders’ equity of $390.4 million at December 31, 2014. In addition to net income for fiscal year 2015, shareholders' equity increased due to the issuance of 2.59 million shares of voting common stock in our public offering, as well as the issuance of 5.5 million shares of voting common stock as consideration for the purchase of Valley.

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

In July 2013, the Federal Reserve Board and the FDIC approved and published the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. See "Business - Supervision and Regulation - Capital Adequacy" for additional information.

The Bank and the Company's capital levels remained characterized as "well-capitalized" under the Basel III Capital Rules. The capital adequacy ratios for the Company and BNC are set forth below:

Table 19
Capital Adequacy Ratios

	Well-Capitalized	December 31,
Bank of North Carolina:	Regulatory Minimum	2015 (1)	2014 (2)
Total capital (to risk-weighted assets)	10.00%	11.61%	12.21%
Tier 1 capital (to risk-weighted assets)	8.00%	10.94%	11.26%
Tier 1 capital (to adjusted quarterly average assets)	5.00%	9.80%	9.74%
CET1 (to risk weighted assets)	6.50%	10.94%	N/A

BNC Bancorp:
Total capital (to total risk-weighted assets)	N/A	12.19%	12.49%
Tier 1 capital (to total risk-weighted assets)	N/A	10.05%	9.71%
Tier 1 capital (to total adjusted quarterly average assets)	N/A	9.01%	8.41%
CET1 (to total risk-weighted assets)	N/A	9.32%	N/A

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
The Company also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. In August 2014, the Company filed a $150 million shelf registration statement with the SEC under which the Company may, from time to time, offer senior debt securities, subordinated debt securities, convertible debt securities, preferred stock, common stock, warrants or units. The Company has issued $60 million of subordinated notes and $60.8 million of voting common stock under the shelf registration statement, with $29.2 million remaining available for future issuances.

While dividends from BNC and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company securities). The Parent Company received dividends of $11.1 million during the year ended December 31, 2015 from subsidiaries.

BNC has $120.0 million of established federal funds and other unsecured lines with counterparty banks, with $85.2 million available at December 31, 2015. BNC also has the ability to borrow from the FHLB and the Federal Reserve Bank, with $819.2 million and $261.6 million, respectively, in available credit at December 31, 2015. BNC also has excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the FHLB or other parties as necessary.

Investment securities are an important tool to the Company’s liquidity objective. Of the $734.6 million in the Company's investment securities portfolio at December 31, 2015, $490.1 million are designated as available-for-sale. Some of these securities are pledged to secure collateralized deposits, borrowings and for other purposes as required or permitted by law. The remaining investment securities could be pledged or sold to enhance liquidity, if necessary.

For the year ended December 31, 2015, net cash provided by operating activities and financing activities was $56.3 million and $463.1 million, respectively, while net cash used in investing activities was $400.4 million, for a net increase in cash and cash equivalents of $119.0 million since December 31, 2014. The primary cash outflows during the year ended December 31, 2015 related to the funding the Company's continued organic loan growth, the purchase of investment securities, and the repayment of short-term borrowings. The primary cash inflows related to cash received from core operations, increases in deposits, and cash received from the common stock issuance described above.

For the year ended December 31, 2014, net cash provided by operating activities was $40.5 million, while net cash used in investing and financing activities was $47.1 million and $16.6 million, respectively, for a net decrease in cash and cash equivalents of $23.2 million since December 31, 2013. The primary cash outflows during the year ended December 31, 2014 related to the increase in loans and repayment of borrowings, while the primary cash inflows related to cash received from core operations, cash received from acquisitions, and cash received from payments and sales of investment securities.

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

We utilize internal modeling capabilities to perform our interest rate risk analysis, which allows management and the Board to use the model for both regulatory and strategic purposes. A third party vendor is engaged to perform an independent interest rate risk analysis on at least an annual basis to verify the reasonableness of results.

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

Table 20
Net Interest Income at Risk & Economic Value of Equity

	At December 31, 2015
Change in interest rates (basis points)	Change in Net Interest Income	Change in Economic Value of Equity
-100	0.5%	4.0%
+100	-0.3%	-1.0%
+200	1.3%	-1.8%
+300	1.6%	-3.8%
+400	1.1%	-5.6%

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

The Company’s policy limits the potential exposure of net interest income and economic value of equity to a certain percentage change from the base case for each 100 basis point shock in interest rates. While the policy limits exist to establish the maximum amount of risk that management and the Board of Directors will tolerate, management also adheres to a set of internal “target” limits that are significantly lower than those in the policy. These internal limits act as a buffer to help management maintain a comfortable level of risk, while ensuring that changes in simulation results do not approach official policy limits. As of December 31, 2015, both net interest income and economic value of equity simulation results were within both target and policy limits.

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

The required payments under such commitments at December 31, 2015 are shown in the following table:

Table 21
Contractual Obligations and Other Commitments

	Total	Less than one year	One to three years	Three to five years	After five years
Contractual obligations:	(Dollars in thousands)
Short-term borrowings	$103,212	$103,212	$—	$—	$—
Long-term debt	191,909	—	43,000	38,000	110,909
Time deposits	1,598,838	960,010	594,405	44,345	78
Operating leases	34,369	5,190	9,107	6,960	13,112
Total contractual obligations	$1,928,328	$1,068,412	$646,512	$89,305	$124,099

Commitments:
Lines of credit and loan commitments	$1,010,497	$336,759	$366,758	$57,507	$249,473
Letters of credit	14,213	13,231	881	101	—
Unfunded commitments for unconsolidated investments	6,948	6,948	—	—	—
Total commitments	$1,031,658	$356,938	$367,639	$57,608	$249,473

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

Table 22
Quarterly Financial Information

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
Operating Data:	(Dollars in thousands, except per share data)
Total interest income	$56,239	$53,313	$45,047	$43,887	$42,915	$40,876	$38,633	$35,718
Total interest expense	7,499	7,054	6,314	5,817	5,454	4,736	4,732	5,004
Net interest income	48,740	46,259	38,733	38,070	37,461	36,140	33,901	30,714
Provision for loan losses	1,287	198	301	110	1,001	1,304	2,140	2,561
Net interest income after provision for loan losses	47,453	46,061	38,432	37,960	36,460	34,836	31,761	28,153
Non-interest income	8,286	9,169	8,693	6,300	7,785	6,307	5,805	5,125
Non-interest expense	37,580	38,185	31,399	31,991	32,366	29,828	29,512	24,771
Income before income tax expense	18,159	17,045	15,726	12,269	11,879	11,315	8,054	8,507
Income tax expense	5,420	5,106	4,712	3,511	3,374	3,047	1,921	2,023
Net income	$12,739	$11,939	$11,014	$8,758	$8,505	$8,268	$6,133	$6,484

Per Share Data:
Basic earnings per share	0.32	0.31	0.34	0.27	0.28	0.28	0.21	0.24
Diluted earnings per share	0.32	0.31	0.34	0.27	0.28	0.28	0.21	0.24
Cash dividends declared	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05

Balance Sheet Data:
Originated loans	$2,721,216	$2,587,572	$2,394,470	$2,262,601	$2,116,441	$2,021,792	$1,865,024	$1,765,248
Acquired loans	1,478,655	1,391,061	858,537	913,236	958,657	741,877	805,275	538,827
Allowance for loan losses	(31,647)	(30,833)	(30,635)	(29,351)	(30,399)	(30,722)	(30,129)	(30,880)
Net loans	4,168,224	3,947,800	3,222,372	3,146,486	3,044,699	2,732,947	2,640,170	2,273,195
Investment securities	734,557	645,732	557,732	515,325	506,382	489,263	501,626	487,905
Goodwill and other intangible assets, net	152,985	146,623	82,022	82,861	83,701	61,716	62,406	34,597
Total assets	5,668,183	5,201,118	4,278,588	4,173,463	4,072,508	3,735,816	3,683,230	3,205,951
Deposits:
Non-interest bearing	776,479	738,529	621,392	544,189	534,792	482,859	464,682	350,415
Interest bearing demand and savings	2,366,890	2,157,801	1,586,967	1,685,200	1,657,931	1,495,186	1,504,397	1,362,454
Time deposits	1,598,838	1,478,161	1,301,616	1,323,537	1,203,674	1,106,163	1,155,569	1,043,457
Total deposits	4,742,207	4,374,491	3,509,975	3,552,926	3,396,397	3,084,208	3,124,648	2,756,326
Total borrowings	292,790	267,070	337,711	195,659	261,748	298,642	209,449	149,491
Shareholders' equity	592,147	522,497	403,583	399,112	390,388	330,647	326,836	280,508

Fourth Quarter Results

Net income for the quarter ended December 31, 2015 was $12.7 million, or $0.32 per diluted share, an increase of 49.8% from net income of $8.5 million, or $0.28 per diluted share, for the quarter ended December 31, 2014. The increase in net income from 2014 is primarily due to the significant increase in interest-earning assets due to the acquisitions of Valley and the Certus branches, respectively, during 2015, as well as the acquisition of Harbor, which closed on December 1, 2014. The Company also has experienced high levels of organic loan growth during 2015. Average interest-earning assets for fourth quarter 2015 were $4.93 billion, as compared to $3.44 billion for fourth quarter 2014.

FTE net interest income for the fourth quarter of 2015 was $50.7 million, an increase of 28.7% from $39.4 million for the fourth quarter of 2014. FTE net interest margin was 4.08% for the fourth quarter of 2015, a decrease of 47 basis points from 4.55% for the fourth quarter of 2014. The decrease is primarily due to a decrease in the yield earned on the Company’s portfolio loans, which was 4.81% for fourth quarter 2015, as compared to 5.28% for fourth quarter 2014. This decrease is primarily due to pricing pressure on new and renewed loans. This decrease in interest rates was partially offset by $5.6 million of accretion earned on the acquired loan portfolio, as compared to $4.9 million earned during the fourth quarter 2014. The average yield earned on the investment securities portfolio was 4.38%, a decrease of 66 basis points from 5.04% earned during fourth quarter 2014. This decrease was primarily due to the purchase of new investment securities that have a lower yield than the current portfolio.

Average interest-bearing liabilities were $4.07 billion for fourth quarter 2015, an increase of 39.7% from $2.91 billion for fourth quarter 2014. The increase was due to an additional $1.12 billion of average interest-bearing deposits, primarily from acquisitions. The Company also increased average borrowings by $42.0 million, which is comprised of additional advances from the FHLB, as well as subordinated notes and junior subordinated debentures acquired from Valley. The Company’s average cost of interest-bearing liabilities was 0.73% for fourth quarter 2015, as compared to 0.74% for fourth quarter 2014.

Total non-interest income was $8.3 million for the fourth quarter of 2015, a increase of 6.4% from $7.8 million for the fourth quarter 2014.  Service charges income was $2.3 million for fourth quarter 2015, an increase of 42.1%, from $1.6 million for fourth quarter 2014. The increase was directly due to the increase in deposits and transactions from the Company's recent acquisitions and organic growth. Many of the other non-interest income sources, such as income from recoveries on acquired loans, income derived from the sale of loans partially guaranteed by the Small Business Administration and income derived from our investment brokerage services, are volatile and can vary significantly from period to period.

Non-interest expense was $37.6 million for fourth quarter 2015, an increase of 16.1% from $32.4 million for fourth quarter 2014. Included in non-interest expense for the fourth quarter 2015 and 2014 was $4.3 million and $1.2 million, respectively, of transaction-related expenses related to the Company's recent acquisitions. The increase was primarily due to additional headcount and facilities charges from our recent acquisitions.

During the fourth quarter of 2015, the Company recorded a provision for loan losses of $1.3 million, an increase of 28.6% from $1.0 million recorded during the fourth quarter of 2014. The additional provision was recorded due to the high levels of loan growth in the originated loan portfolio.

The Company experienced $0.4 million in net charge-offs, or 0.30% of average loans, during fourth quarter 2015, compared to net charge-offs of $0.9 million, or 0.13% of average loans, for fourth quarter 2014. Gross charge-offs were $1.5 million during fourth quarter 2015, as compared to $2.2 million during fourth quarter 2014.

Income tax expense was $5.4 million for fourth quarter 2015, an increase of 60.6% from $3.4 million for fourth quarter 2014. We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. Due to an increase in our level of taxable income relative to non-taxable income, our effective tax rate for fourth quarter 2015 was 29.9%, as compared to an effective tax rate of 28.4% for fourth quarter 2014.

2014 Compared to 2013

Net income for the fiscal year ended December 31, 2014 was $29.4 million, or $1.01 per diluted share, an increase of 81.6% from net income available to common shareholders of $16.2 million, or $0.61 per diluted share, for the fiscal year ended December 31, 2013. The increase was primarily due to the significant increase in interest-earning assets due to the acquisitions of South Street Financial Corporation and Community First Financial Group, Inc., respectively, during the second quarter of 2014, as well as the acquisition of Harbor Bank Group, which closed on December 1, 2014 (collectively the "acquisitions").

Net Interest Income

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

Non-Interest Income

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of BNC Bancorp

We have audited the accompanying consolidated balance sheets of BNC Bancorp and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BNC Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Cherry Bekaert LLP

Raleigh, North Carolina
February 29, 2016

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2015	2014
Assets
Cash and due from banks	$54,319	$44,659
Interest-earning deposits in other banks	149,919	40,535
Investment securities available-for-sale, at fair value	490,140	269,290
Investment securities held-to-maturity, at amortized cost (fair value of $249,679 and $241,997 at December 31, 2015 and 2014, respectively)	244,417	237,092
Federal Home Loan Bank stock, at cost	8,171	10,562
Loans held for sale	39,470	37,280
Loans:
Originated loans	2,721,216	2,116,441
Acquired loans	1,478,655	958,657
Less allowance for loan losses	(31,647)	(30,399)
Net loans	4,168,224	3,044,699
Accrued interest receivable	18,055	14,514
Premises and equipment, net	112,968	87,761
Other real estate owned	32,561	42,531
FDIC indemnification asset	1,909	5,097
Investment in bank-owned life insurance	116,806	93,396
Goodwill and other intangible assets, net	152,985	83,701
Other assets	78,239	61,391
Total assets	$5,668,183	$4,072,508

Liabilities and shareholders' equity
Deposits:
Non-interest bearing demand	$776,479	$534,792
Interest-bearing demand	2,366,890	1,657,931
Time deposits	1,598,838	1,203,674
Total deposits	4,742,207	3,396,397
Short-term borrowings	103,212	127,934
Long-term debt	189,578	133,814
Accrued expenses and other liabilities	41,039	23,975
Total liabilities	5,076,036	3,682,120

Shareholders' equity:
Preferred stock, no par value; authorized 20,000,000 shares; 0 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, no par value; authorized 60,000,000 shares; 35,952,883 and 27,777,737 shares issued and outstanding at December 31, 2015 and 2014, respectively	448,728	281,488
Common stock, non-voting, no par value; authorized 20,000,000 shares; 4,820,844 shares issued and outstanding at December 31, 2015 and 2014	33,507	33,507
Retained earnings	102,583	65,211
Stock in directors rabbi trust	(4,753)	(3,429)
Directors deferred fees obligation	4,753	3,429
Accumulated other comprehensive income	7,329	10,182
Total shareholders' equity	592,147	390,388
Total liabilities and shareholders' equity	$5,668,183	$4,072,508

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Interest income:
Loans, including fees	$178,726	$140,024	$121,704
Investment securities:
Taxable	6,338	4,385	4,366
Tax-exempt	12,867	13,191	12,202
Interest-earning balances and other	555	542	398
Total interest income	198,486	158,142	138,670
Interest expense:
Demand deposits	8,243	5,859	15,282
Time deposits	12,204	9,280	10,898
Short-term borrowings	573	531	433
Long-term debt	5,664	4,256	3,450
Total interest expense	26,684	19,926	30,063
Net interest income	171,802	138,216	108,607
Provision for loan losses	1,896	7,006	12,188
Net interest income after provision for loan losses	169,906	131,210	96,419
Non-interest income:
Mortgage fees	10,533	7,689	8,979
Service charges	8,079	6,105	4,314
Earnings on bank-owned life insurance	2,766	2,382	2,318
Gain (loss) on sale of investment securities, net	884	(511)	(42)
Other	10,186	9,357	7,237
Total non-interest income	32,448	25,022	22,806
Non-interest expense:
Salaries and employee benefits	72,519	62,232	52,994
Occupancy	11,802	9,153	6,547
Furniture and equipment	7,308	6,450	5,546
Data processing and supplies	5,019	4,007	3,275
Advertising and business development	2,635	2,666	2,020
Insurance, professional and other services	11,082	9,061	8,392
FDIC insurance assessments	3,144	2,932	2,766
Loan, foreclosure and other real estate owned expenses	9,852	8,945	8,949
Other	15,794	11,031	7,444
Total non-interest expense	139,155	116,477	97,933
Income before income tax expense	63,199	39,755	21,292
Income tax expense	18,749	10,365	4,045
Net income	44,450	29,390	17,247
Less preferred stock dividends and discount accretion	—	—	1,060
Net income available to common shareholders	$44,450	$29,390	$16,187

Basic earnings per common share	$1.25	$1.01	$0.61
Diluted earnings per common share	$1.24	$1.01	$0.61
Dividends declared and paid per common share	$0.20	$0.20	$0.20

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$44,450	$29,390	$17,247
Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on investments securities available-for-sale	(2,117)	13,975	(15,586)
Tax effect	784	(5,171)	5,961
Reclassification of (gains) losses recognized in net income on sale of investment securities available-for-sale	(839)	366	42
Tax effect	310	(135)	(16)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(797)	(829)	(623)
Tax effect	295	307	334
Net of tax amount	(2,364)	8,513	(9,888)
Cash flow hedging activities:
Unrealized holding (losses) gains	(777)	(3,053)	2,704
Tax effect	288	1,130	(1,042)
Reclassification of losses recognized in net income	—	457	9,863
Tax effect	—	(171)	(3,760)
Net of tax amount	(489)	(1,637)	7,765
Total other comprehensive (loss) income	(2,853)	6,876	(2,123)
Total comprehensive income	$41,597	$36,266	$15,124

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common stock		Common stock - nonvoting				Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Preferred stock - Series A	Preferred stock - Series B
Balance, December 31, 2012	20,462,667	$170,609	4,187,647	$27,620	$30,717	$17,161	$30,708	$(3,090)	$3,090	$5,429	$282,244
Net income	—	—	—	—	—	—	17,247	—	—	—	17,247
Directors deferred fees	—	—	—	—	—	—	—	(53)	53	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(2,123)	(2,123)
Redemption of preferred stock	—	—	—	—	(31,260)	—	—	—	—	—	(31,260)
Common stock issued pursuant to:
Acquisition of Randolph	726,634	9,642	—	—	—	—	—	—	—	—	9,642
Conversion of preferred stock	—	—	1,804,566	17,161	—	(17,161)	—	—	—	—	—
Stock-based compensation	98,334	1,173	—	—	—	—	—	—	—	—	1,173
Dividend reinvestment plan	23,197	260	—	—	—	—	—	—	—	—	260
Cash dividends:
Common stock, $0.20 per share	—	—	—	—	—	—	(5,336)	—	—	—	(5,336)
Preferred stock, net of accretion	—	—	—	—	543	—	(1,060)	—	—	—	(517)
Balance, December 31, 2013	21,310,832	181,684	5,992,213	44,781	—	—	41,559	(3,143)	3,143	3,306	271,330
Net income	—	—	—	—	—	—	29,390	—	—	—	29,390
Directors deferred fees	—	—	—	—	—	—	—	(286)	286	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	6,876	6,876
Common stock repurchased	—	—	(300,000)	(5,080)	—	—	—	—	—	—	(5,080)
Conversion of non-voting common stock to voting common stock	871,369	6,194	(871,369)	(6,194)	—	—	—	—	—	—	—
Common stock issued pursuant to:
Acquisition of South Street Financial	1,139,931	19,778	—	—	—	—	—	—	—	—	19,778
Purchase of Community First Financial	1,190,763	20,128	—	—	—	—	—	—	—	—	20,128
Purchase of Harbor	3,082,714	51,003	—	—	—	—	—	—	—	—	51,003
Stock-based compensation	160,781	2,174	—	—	—	—	—	—	—	—	2,174
Dividend reinvestment plan	19,622	336	—	—	—	—	—	—	—	—	336
Stock options exercised	74,559	836	—	—	—	—	—	—	—	—	836
Shares withheld for payment of taxes	(35,676)	(597)	—	—	—	—	—	—	—	—	(597)
Shares traded to exercise stock options	(37,158)	(663)	—	—	—	—	—	—	—	—	(663)
Excess income tax benefit	—	615	—	—	—	—	—	—	—	—	615
Cash dividends:
Common stock, $0.20 per share	—	—	—	—	—	—	(5,738)	—	—	—	(5,738)
Balance, December 31, 2014	27,777,737	$281,488	4,820,844	$33,507	$—	$—	$65,211	$(3,429)	$3,429	$10,182	$390,388
See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(Dollars in thousands, except per share data)

	Common stock		Common stock - nonvoting				Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Preferred stock - Series A	Preferred stock - Series B
Balance, December 31, 2014	27,777,737	$281,488	4,820,844	$33,507	$—	$—	$65,211	$(3,429)	$3,429	$10,182	$390,388
Net income	—	—	—	—	—	—	44,450	—	—	—	44,450
Directors deferred fees	—	—	—	—	—	—	—	(1,324)	1,324	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(2,853)	(2,853)
Common stock repurchased	(200,000)	(3,622)	—	—	—	—	—	—	—	—	(3,622)
Common stock issued pursuant to:
Acquisition of Valley Financial	5,500,697	108,700	—	—	—	—	—	—	—	—	108,700
Issuance of common stock	2,587,500	57,563	—	—	—	—	—	—	—	—	57,563
Stock-based compensation	125,350	2,667	—	—	—	—	—	—	—	—	2,667
Dividend reinvestment plan	15,413	301	—	—	—	—	—	—	—	—	301
Stock options exercised	242,244	2,823	—	—	—	—	—	—	—	—	2,823
Shares withheld for payment of taxes	(35,871)	(699)	—	—	—	—	—	—	—	—	(699)
Shares traded to exercise stock options	(60,187)	(1,047)	—	—	—	—	—	—	—	—	(1,047)
Excess income tax benefit	—	554	—	—	—	—	—	—	—	—	554
Cash dividends:
Common stock, $0.20 per share	—	—	—	—	—	—	(7,078)	—	—	—	(7,078)
Balance, December 31, 2015	35,952,883	$448,728	4,820,844	$33,507	$—	$—	$102,583	$(4,753)	$4,753	$7,329	$592,147

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$44,450	$29,390	$17,247
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,896	7,006	12,188
Depreciation and amortization	6,663	6,158	4,615
Amortization of premiums, net	4,148	4,280	4,483
Amortization of intangible assets	3,965	2,340	1,176
Deferred income tax provision (benefit)	11,173	(51)	3,805
Accretion of fair value purchase accounting adjustments, net	(22,756)	(12,273)	(16,396)
Acquisition-related gain	—	—	(719)
Cash flow hedge expense	—	163	9,863
Stock-based compensation	2,667	2,174	1,173
Deferred compensation	987	424	333
Earnings on bank-owned life insurance	(2,766)	(2,382)	(2,318)
(Gain) loss on sale of investment securities, net	(884)	511	42
(Gain) loss on disposal of premises and equipment	(322)	(31)	109
Losses on other real estate owned	5,192	4,329	3,173
Gain on sale of loans, net	(9,825)	(8,037)	(8,153)
Origination of loans held for sale	(363,510)	(286,855)	(334,325)
Proceeds from sales of loans held for sale	367,959	292,845	351,304
(Increase) decrease in accrued interest receivable	(835)	112	(792)
Payments received from FDIC under loss-share agreements	5,079	9,930	34,576
(Increase) decrease in other assets	(755)	2,279	86,326
Increase (decrease) in accrued expenses and other liabilities	3,817	(11,833)	(4,797)
Net cash provided by operating activities	56,343	40,479	162,913
Investing activities
Purchases of investment securities available-for-sale	(230,028)	(33,008)	(97,101)
Purchases of investment securities held-to-maturity	(22,618)	(5,269)	(49,387)
Proceeds from sales of investment securities available-for-sale	118,710	40,647	18,414
Proceeds from sales of investment securities held-to-maturity	648	8,651	—
Proceeds from maturities and payments of investment securities available-for-sale	37,596	39,138	49,787
Proceeds from maturities and payments of investment securities held-to-maturity	11,829	4,175	1,313
Redemption (purchase) of Federal Home Loan Bank stock	6,729	2,605	(2,486)
Proceeds from sale of loans held for sale previously classified as portfolio loans	6,576	—	—
Net increase in loans	(325,739)	(211,120)	(99,199)
Purchases of premises and equipment	(13,867)	(4,402)	(8,591)
Proceeds from disposal of premises and equipment	1,910	55	47
Investment in bank-owned life insurance	(760)	(248)	(502)
Investment in other real estate owned	(1,683)	(1,422)	(2,190)
Proceeds from sales of other real estate owned	21,475	32,870	32,805
Net cash (paid in) received from acquisitions	(11,132)	80,251	14,207
Net cash used in investing activities	(400,354)	(47,077)	(142,883)

Financing activities
Net increase (decrease) in deposits	524,165	6,691	(208,854)
Net (decrease) increase in short-term borrowings	(110,513)	(70,713)	76,210
Net increase in long-term-debt	1,162	58,332	23,786
Preferred stock redeemed	—	—	(31,260)
Issuance of common stock	57,563	—	—
Common stock issued from exercise of stock options, net of taxes	1,776	173	—
Common stock issued pursuant to dividend reinvestment plan	301	336	260
Common stock repurchased	(3,622)	(5,081)	—
Common stock repurchased in lieu of income taxes	(699)	(598)	—
Cash dividends paid	(7,078)	(5,738)	(5,853)
Net cash provided by (used in) financing activities	463,055	(16,598)	(145,711)
Net increase (decrease) in cash and cash equivalents	119,044	(23,196)	(125,681)
Cash and cash equivalents, beginning of period	85,194	108,390	234,071
Cash and cash equivalents, end of period	$204,238	$85,194	$108,390

Supplemental Statement of Cash Flows Disclosure
Interest paid	$26,693	$19,349	$30,786
Income taxes paid	6,215	5,547	1,692
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$9,111	$24,015	$27,105
Transfer of loans held for sale to portfolio loans	4,051	15,112	19,862
Transfer of portfolio loans to loans held for sale	6,576	—	—
FDIC indemnification asset decrease (increase), net	2,165	(233)	4,051
Transfer of securities from available-for-sale to held-to-maturity	—	—	86,526

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2015, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
BNC Bancorp (individually referred to herein as the “Parent Company” and together with all of its wholly-owned subsidiaries, collectively referred to as the "Company") is a bank holding company headquartered in High Point, North Carolina that provides a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily consumer and commercial loans. The Company's banking offices are located in North Carolina, South Carolina and Virginia. The Company is regulated by federal and state agencies and is subject to periodic examinations by those agencies.

Basis of Presentation
The accompanying consolidated financial statements include the accounts and transactions of the Company and all significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications
Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation. The reclassifications had no effect on net income, net income available to common shareholders or shareholders' equity as previously reported.

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

Federal regulations require financial institutions to set aside a specified amount as a reserve against transaction accounts and time deposits. At December 31, 2015 and 2014, the Company’s reserve requirement was $9.9 million and $12.1 million, respectively.

Investment Securities
Investment securities are classified as held-to-maturity or available-for-sale at the time of purchase. Investment securities classified as held-to-maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost. Investment securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in shareholders’ equity as a separate component of other comprehensive income. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset / liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations.

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

The Company evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, the Company considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Federal Home Loan Bank Stock
As a member of the FHLB of Atlanta, the Company is required to maintain an investment in the stock of the FHLB based upon the amount of outstanding FHLB borrowings. This stock does not have a readily determinable fair value and is carried at cost.

Loans and Leases

Originated Loans and Leases

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balances, adjusted for any charge-offs, unearned discounts, and unamortized fees and costs. Interest income on loans is accrued and credited to income based upon the principal amount outstanding. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods that approximate the interest method.

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

Restructurings

Modifications to a borrower’s debt agreement is considered a TDR if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, modifications to the terms and conditions of the loan that fall outside of normal underwriting policies and procedures, or a combination of these modifications. Modifications of covered and other acquired loans that are part of a pool accounted for as a single asset are not considered TDRs. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower.

Allowance for Loan and Lease Losses
The allowance for loan and lease losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio, and is based on quarterly evaluations of the collectability and historical loss experience of loans. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb probable losses in the loan portfolio.

All commercial loans that are originated by the Company are assigned risk grades based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Loans with outstanding balance of $1 million or more, as well as all other loans included in such relationships, are reviewed on an annual basis. Loans with total committed exposure of $500,000 or more that are risk graded as Special Mention or worse are reviewed on a quarterly basis. All other loans are reviewed at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations.

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. The Company concluded that its loan and lease portfolio comprises two portfolio segments: originated loans (which include purchased non-credit impaired loans) and purchased credit impaired loans. Originated loans include both commercial loans, which include commercial real estate, commercial construction, commercial and industrial and leases, and retail loans, which include residential construction, residential mortgage and consumer and other loans. The following provides a description of the Company’s accounting policies and methodologies related to each of its portfolio segments:

Originated Loans

The allowance for loan and lease losses consists of two components. This first component is the specific reserve, which is calculated on all individual loans in the following categories: nonperforming TDRs, commercial nonaccrual loans with net credit exposure of $250,000 or greater, and performing commercial and retail TDRs with net credit exposure of $250,000 or greater. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less estimated costs to sell. If the loan is not considered collateral dependent, the amount of reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate. Performing TDRs and nonaccrual loans with net credit exposure less than $250,000, respectively, are pooled and evaluated for impairment in the aggregate.

The second component of the allowance for loan and lease losses is the general reserve. For the commercial loan portfolio, the estimate of losses are based on pools of loans and leases with similar characteristics by applying a probability of default ("PD") factor and a loss-given default ("LGD") factor to each individual loan based on a regularly updated loan grade, using a standardized loan grading system. The PD factor and the LGD factor are determined for each loan grade using statistical models based on historical performance data. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a loss emergence period ranging from 18 to 20 months.

In the case of more homogeneous portfolios, such as automobile loans, home equity loans, and residential mortgage loans, the determination of the transaction reserve also incorporates PD and LGD factors. The estimate of loss is based on pools of loans and leases with similar characteristics. The PD factor considers current number of days past due, which are then translated to a proxy risk grade, and this information is used to estimate expected losses over a 12-month loss emergence period.

The general reserve also includes a qualitative assessment of certain factors and the impact of changing market and economic conditions on portfolio performance. The qualitative assessment considers items unique to the Company's structure, policies, processes, and portfolio composition, as well as measurements and assessments of the loan portfolios including, but not limited to, management quality, concentrations, portfolio composition, industry comparisons, and internal review functions.

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

OREO
OREO acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at estimated fair value less cost of disposal at the date of foreclosure, establishing a new cost basis. When property is acquired, the excess, if any, of the loan balance over estimated fair value is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loan, foreclosure and OREO expenses as a component of non-interest expense.

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, which are 40 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are recorded as a component of non-interest expense as incurred.

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

Goodwill and Other Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Other intangible assets, which consists of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions, are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. The Company reviews long-lived assets and other intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Goodwill is not amortized and is tested for impairment at least annually, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value. If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and no further testing is considered necessary. If the carrying value of a reporting unit exceeds its calculated fair value, the impairment test continues by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill.

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

Recently Adopted and Issued Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which will require lessees to recorded as an asset on the balance sheet for the right to use the leased asset and a liability for the corresponding lease obligation for leases with terms of more than 12 months. The accounting treatment for lessors will remain relatively unchanged. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting treatment related to classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured as fair value. Upon adoption, investments in equity securities, except those accounted for under the equity method or that result in the consolidation of the investee, will be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have a readily determinable fair value may be measured at cost minus impairment, plus or minus changes from observable price changes in an orderly transaction. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of certain provisions is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize measurement period adjustments during the period in which it determines the amount of the adjustment. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

NOTE 2 – ACQUISITIONS

Acquisition of Branches from CertusBank, N.A.

On October 16, 2015, the Company completed the acquisition of seven branches from CertusBank, N.A., pursuant to the terms of the Purchase and Assumption Agreement dated June 1, 2015.

A summary of the fair value of assets received and liabilities assumed are as follows:

	As Recorded by Certus	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash	$1,297	$—		$1,297
Loans	186,354	(3,283)	(1)	183,071
Premises and equipment	8,542	698	(2)	9,240
Accrued interest receivable	443	—		443
Core deposit intangible	—	1,348	(3)	1,348
Other assets	11	734	(4)	745
Total assets acquired	$196,647	$(503)		196,144
Liabilities
Deposits	$(175,783)	$(260)	(5)	(176,043)
Other liabilities	(119)	(487)	(6)	(606)
Total liabilities assumed	$(175,902)	$(747)		(176,649)
Net assets acquired				19,495
Cash consideration paid				25,692
Goodwill				$6,197

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of loans.

(2)	Adjustment to reflect estimated fair value of premises and equipment.

(3)	Adjustment to reflect recording of core deposit intangible.

(4)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(5)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(6)	Adjustment to reflect the estimated fair market value of certain leases.

This acquisition expands and further strengthens the Company's presence in upstate South Carolina, provides a low-cost base of core deposits and provides an experienced in-market team that enhances our ability to grow in that market. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the banking operations reporting unit.

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

A summary of assets received and liabilities assumed for Valley, as well as the associated fair value adjustments, are as follows:

	As Recorded by Valley	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash and due from banks	$13,263	$—		$13,263
Investment securities available-for-sale	152,125	(796)	(1)	151,329
Federal Home Loan Bank stock, at cost	4,338	—		4,338
Loans	624,006	(15,973)	(2)	608,033
Premises and equipment	8,934	892	(3)	9,826
Accrued interest receivable	2,263	—		2,263
OREO	8,114	—		8,114
Core deposit intangible	—	6,964	(4)	6,964
Other assets	31,297	3,641	(5)	34,938
Total assets acquired	$844,340	$(5,272)		839,068
Liabilities
Deposits	$(646,053)	$(1,086)	(6)	(647,139)
Borrowings	(141,087)	548	(7)	(140,539)
Other liabilities	(972)	(458)	(8)	(1,430)
Total liabilities assumed	$(788,112)	$(996)		(789,108)
Net assets acquired				49,960
Total consideration paid				108,700
Goodwill				$58,740

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of investment securities available-for-sale.

(2)	Adjustment to reflect estimated fair value of loans.

(3)	Adjustment to reflect estimated fair value of premises and equipment.

(4)	Adjustment to reflect recording of core deposit intangible.

(5)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(6)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(7)	Adjustment to reflect estimated fair value of borrowings based on market rates for similar products.

(8)	Adjustment to reflect the estimated fair market value of certain leases.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (5,500,697 shares)	$107,924
Fair value of Valley stock options assumed	773
Cash payments to common shareholders	3
Total consideration paid	$108,700

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

The following table presents financial information regarding the former Valley operations included in our Consolidated Statements of Income from the date of acquisition through December 31, 2015 under the column “Actual from acquisition date.” These amounts do not include transaction-related costs incurred by the Company. The following table also presents unaudited pro-forma information as if the acquisition of Valley had occurred on January 1, 2015 under the “Pro-forma” columns. In addition, the following table presents unaudited pro-forma information as if the acquisition of Valley, Harbor Bank Group, Inc., Community First Financial Group, Inc., and South Street Financial Corp. had occurred on January 1, 2014 under the “Pro-forma” columns. This pro-forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects and is based on our historical results for the periods presented. Transaction-related costs related to the acquisition are not reflected in the pro-forma amounts. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Valley at the beginning of 2014. Cost savings are also not reflected in the unaudited pro-forma amounts.

	Actual from acquisition date through December 31, 2015	Pro-forma for Year Ended December 31,
		2015	2014
	(Dollars in thousands, except per share data)
Net interest income	$12,323	$185,231	$189,157
Non-interest income	714	35,230	32,939
Net income	4,414	41,237	49,249

Pro-forma earnings per share:
Basic		$1.09	$1.29
Diluted		$1.09	$1.29

Acquisition of Harbor Bank Group, Inc.

On December 1, 2014, the Company completed the acquisition of Harbor Bank Group, Inc., the holding company for Harbor National Bank ("Harbor"). Under the merger agreement, Harbor's shareholders received 0.950 shares of the Company's voting common stock for each share of Harbor common stock owned.

A summary of assets received and liabilities assumed for Harbor, as well as the associated fair value adjustments, are as follows:

	As Recorded by Harbor	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash and due from banks	$5,833	$—		$5,833
Investment securities available-for-sale	9,200	—		9,200
Federal Home Loan Bank stock, at cost	1,259	—		1,259
Loans	293,848	(4,207)	(1)	289,641
Premises and equipment	1,801	—		1,801
Accrued interest receivable	643	—		643
OREO	11	—		11
Core deposit intangible	—	3,700	(2)	3,700
Other assets	6,718	381	(3)	7,099
Total assets acquired	$319,313	$(126)		319,187
Liabilities
Deposits	$(254,521)	$(253)	(4)	(254,774)
Borrowings	(29,720)	(184)	(5)	(29,904)
Other liabilities	(2,268)	(85)	(6)	(2,353)
Total liabilities assumed	$(286,509)	$(522)		(287,031)
Net assets acquired				32,156
Total consideration paid (3,082,714 shares of common stock)				51,003
Goodwill				$18,847

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of loans.

(2)	Adjustment to reflect recording of core deposit intangible.

(3)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(4)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(5)	Adjustment to reflect estimated fair value of borrowings based on market rates for similar products.

(6)	Adjustment to reflect the estimated fair market value of certain leases.

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

A summary of assets received and liabilities assumed for Community First, as well as the associated fair value adjustments, are as follows:

	As Recorded by Community First	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash and due from banks	$47,330	$—		$47,330
Investment securities available-for-sale	12,000	—		12,000
Federal Home Loan Bank stock, at cost	293	—		293
Loans	152,885	(15,139)	(1)	137,746
Premises and equipment	545	(131)	(2)	414
Accrued interest receivable	436	—		436
OREO	1,419	(271)	(3)	1,148
Core deposit intangible	—	3,624	(4)	3,624
Other assets	6,849	4,552	(5)	11,401
Total assets acquired	$221,757	$(7,365)		214,392
Liabilities
Deposits	$(191,486)	$(180)	(6)	(191,666)
Borrowings	(4,560)	—		(4,560)
Other liabilities	(1,063)	(205)	(7)	(1,268)
Total liabilities assumed	$(197,109)	$(385)		(197,494)
Net assets acquired				16,898
Total consideration paid				26,734
Goodwill				$9,836

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of loans.

(2)	Adjustment to reflect estimated fair value of premises and equipment.

(3)	Adjustment to reflect estimated fair value of OREO.

(4)	Adjustment to reflect recording of core deposit intangible.

(5)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(6)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(7)	Adjustment to reflect the estimated fair market value of certain leases.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (1,190,763 shares)	$20,128
Redemption of preferred stock	850
Cash payments to common shareholders	5,756
Total consideration paid	$26,734

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

A summary of assets received and liabilities assumed for South Street, as well as the associated fair value adjustments, are as follows:

	As Recorded by South Street	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash and due from banks	$39,680	$—		$39,680
Investment securities available-for-sale	13,000	—		13,000
Federal Home Loan Bank stock, at cost	895	—		895
Loans	188,386	(10,433)	(1)	177,953
Premises and equipment	9,273	(611)	(2)	8,662
Accrued interest receivable	592	—		592
OREO	12,358	(3,788)	(3)	8,570
Core deposit intangible	—	2,387	(4)	2,387
Other assets	13,554	4,878	(5)	18,432
Total assets acquired	$277,738	$(7,567)		270,171
Liabilities
Deposits	$(236,526)	$(1,188)	(6)	(237,714)
Borrowings	(12,300)	—		(12,300)
Other liabilities	(7,075)	—		(7,075)
Total liabilities assumed	$(255,901)	$(1,188)		(257,089)
Net assets acquired				13,082
Total consideration paid				25,763
Goodwill				$12,681

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of loans.

(2)	Adjustment to reflect estimated fair value of premises and equipment.

(3)	Adjustment to reflect estimated fair value of OREO.

(4)	Adjustment to reflect recording of core deposit intangible.

(5)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(6)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (1,139,931 shares)	$19,778
Cash payments to common shareholders	5,985
Total consideration paid	$25,763

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

The Company incurred total transaction-related costs of $13.3 million, $9.0 million and $5.8 million during the years ended December 31, 2015, 2014 and 2013, respectively, which were expensed as incurred as a component of non-interest expense. Transaction-related costs primarily included, but were not limited to, severance costs, professional services, data processing fees, marketing and advertising expenses.

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

The Company's basic and diluted earnings per share calculations are presented in the following table:

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$44,450	$29,390	$16,187

Weighted average common shares - basic	35,691,059	29,049,525	26,495,211
Add: Effect of convertible preferred stock	—	—	187,873
Weighted average participating common shares - basic	35,691,059	29,049,525	26,683,084
Add: Effect of dilutive Stock Rights	91,187	102,352	31,090
Weighted average participating common shares - diluted	35,782,246	29,151,877	26,714,174

Basic earnings per common share	$1.25	$1.01	$0.61
Diluted earnings per common share	$1.24	$1.01	$0.61

For the years ended December 31, 2015 and 2014, respectively, there were no shares of Stock Rights excluded in computing diluted common shares outstanding. For the year ended December 31, 2013, there were 106,283 shares of Stock Rights excluded in computing diluted common shares outstanding.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$12,025	$302	$—	$12,327
State and municipals	169,907	10,711	—	180,618
Corporate debt securities	48,392	—	689	47,703
Asset-backed debt securities	140,773	15	2,041	138,747
Equity securities	11,520	270	517	11,273
Mortgage-backed securities:
Residential government sponsored	97,611	562	396	97,777
Other government sponsored	1,616	79	—	1,695
	$481,844	$11,939	$3,643	$490,140
Held-to-maturity:
State and municipals	$228,417	$6,698	$477	$234,638
Corporate debt securities	16,000	1	960	15,041
	$244,417	$6,699	$1,437	$249,679

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$17,636	$252	$—	$17,888
State and municipals	178,263	10,899	227	188,935
Corporate debt securities	13,808	4	197	13,615
Asset-backed debt securities	12,764	—	198	12,566
Equity securities	6,145	85	321	5,909
Mortgage-backed securities:
Residential government sponsored	27,450	884	60	28,274
Other government sponsored	1,972	131	—	2,103
	$258,038	$12,255	$1,003	$269,290
Held-to-maturity:
State and municipals	$213,092	$6,266	$389	$218,969
Corporate debt securities	14,000	48	1,020	13,028
Asset-backed debt securities	10,000	—	—	10,000
	$237,092	$6,314	$1,409	$241,997

The amortized cost and estimated fair value of investment securities at December 31, 2015, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
Available-for-sale:	(Dollars in thousands)
Due within one year	$227	$229
Due after one through five years	35,081	36,249
Due after five through ten years	48,199	48,373
Due after ten years	386,817	394,016
Total debt securities	470,324	478,867
Equity securities	11,520	11,273
	$481,844	$490,140
Held-to-maturity:
Due within one year	$4,374	$4,466
Due after one year through five years	29,011	28,965
Due after five through ten years	20,060	20,166
Due after ten years	190,972	196,082
	$244,417	$249,679

At December 31, 2015 and 2014, investment securities with an estimated fair value of approximately $371.8 million and $269.2 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Proceeds from sales	$119,358	$49,298	$18,414

Gross realized gains on sales	$939	$481	$201
Gross realized losses on sales	(55)	(992)	(243)
Total realized gains (losses), net	$884	$(511)	$(42)

During the year ended December 31, 2015, the Company sold $0.6 million of state and municipal debt obligations that were classified as held-to-maturity due to a downgrade in the credit rating of securities and concerns related to the issuer. As a result of the downgrade of the securities, the Company's intent to hold these securities changed and management elected to divest of its interest in the downgraded securities. The Company recorded an immaterial gain on this sale.

During the year ended December 31, 2014, the Company made two sales of investment securities classified as held-to-maturity. The Company sold $3.3 million of state and municipal debt obligations that were downgraded by Moody's as a result of allegations of fraud and multiple pending investigations of the issuer. As a result of the downgrade of the securities, the Company's intent to hold these securities changed and management elected to divest of its interest in the downgraded securities. The Company recorded a realized gain of $0.2 million on this sale. The Company also sold $5.2 million of corporate debt securities due to regulatory capital restrictions. The Company recorded a realized loss of $0.1 million on this sale.

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

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015	(Dollars in thousands)
Available-for-sale:
Corporate debt securities	6	$29,015	$658	1	$2,969	$31	$31,984	$689
Asset-backed debt securities	29	114,305	1,726	1	4,486	315	118,791	2,041
Equity securities	1	5,200	175	1	637	342	5,837	517
Mortgage-backed securities	20	66,175	327	3	3,432	69	69,607	396
	56	$214,695	$2,886	6	$11,524	$757	$226,219	$3,643

Held-to-maturity:
State and municipals	13	$20,658	$210	20	$17,072	$267	$37,730	$477
Corporate debt securities	—	—	—	1	3,040	960	3,040	960
	13	$20,658	$210	21	$20,112	$1,227	$40,770	$1,437

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014	(Dollars in thousands)
Available-for-sale:
State and municipals	—	$—	$—	11	$24,083	$227	24,083	$227
Corporate debt securities	3	10,134	172	1	2,975	25	13,109	197
Asset-backed debt securities	—	—	—	1	4,566	198	4,566	198
Equity securities	1	1,850	18	1	676	303	2,526	321
Mortgage-backed securities	1	4,703	11	4	4,476	49	9,179	60
	5	$16,687	$201	18	$36,776	$802	$53,463	$1,003

Held-to-maturity:
State and municipals	2	$2,148	$25	36	$42,297	$364	$44,445	$389
Corporate debt securities	—	—	—	1	2,980	1,020	2,980	1,020
	2	$2,148	$25	37	$45,277	$1,384	$47,425	$1,409

All state and municipal securities in an unrealized loss position were rated as investment grade at December 31, 2015. The Company continually assesses the risk of credit default for the municipal bond portfolio. The corporate debt securities are issued by well-capitalized and sound financial institutions. The asset-backed debt securities are rated at least Aa2 by Moody’s and the majority of these securities have been in an unrealized loss position for less than 12 months. The gross unrealized losses reported for the mortgage-backed securities relate to investment securities issued or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, or the Federal Home Loan Mortgage Corporation. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these investment securities before the anticipated recovery of the amortized cost basis. The unrealized losses for the debt securities are caused by changes in market interest rates, as opposed to credit concerns related to the respective issuers.

The equity securities held by the Company in an unrealized loss position at December 31, 2015 consist of publicly-traded common stock of an investment company, as well as preferred stock of a well-capitalized and sound financial institution. The Company concluded there are no concerns about the long-term viability of the issuers. The Company has the positive intent and ability to hold these securities until the anticipated recovery of value occurs.

Based on this analysis, the Company does not consider any investment securities to be other-than-temporarily impaired at December 31, 2015.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below:

	December 31,
	2015			2014
	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
	(Dollars in thousands)
Commercial real estate	$1,575,555	$670,460	$2,246,015	$1,181,492	$403,672	$1,585,164
Commercial construction	281,591	83,418	365,009	265,968	48,668	314,636
Commercial and industrial	279,495	139,621	419,116	154,132	38,200	192,332
Leases	26,773	—	26,773	21,100	—	21,100
Total commercial	2,163,414	893,499	3,056,913	1,622,692	490,540	2,113,232
Residential construction	59,937	16,084	76,021	43,298	29,854	73,152
Residential mortgage	484,895	563,563	1,048,458	439,600	432,818	872,418
Consumer and other	12,970	5,509	18,479	10,851	5,445	16,296
Total portfolio loans	$2,721,216	$1,478,655	$4,199,871	$2,116,441	$958,657	$3,075,098

(1)
Amount includes $40.9 million and $137.5 million of acquired loans covered under FDIC loss-share agreements at December 31, 2015 and 2014, respectively. The unpaid principal balance for acquired loans covered under FDIC loss-share agreements was $41.4 million and $140.4 million at December 31, 2015 and 2014, respectively.

Unearned income and net deferred loan fees totaled $0.9 million at December 31, 2015 and 2014, respectively.

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of ASC 310-30. Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. Generally, the acquired loans that meet the Company’s definition for substandard status fall within the definition of credit-impaired covered loans. The following table presents loans acquired during the year ended December 31, 2015, at acquisition date, accounted for under ASC 310-30:

(Dollars in thousands)
Contractually required payments receivable	$35,772
Contractual cash flows not expected to be collected (non-accretable)	(6,368)
Expected cash flows	29,404
Interest component of expected cash flows	(480)
Fair value of loans acquired	$28,924

The acquisition date unpaid balance of loans acquired during the year ended December 31, 2015 that did not have credit deterioration was $774.7 million with an estimated fair value of $758.7 million. The discount will be amortized on a level-yield basis over the economic life of the loans.

The following table presents a summary of the activity of the Company's loans accounted for under ASC 310-30:

	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$150,382	$178,157
Accretion	5,311	7,474
Purchased loans acquired	28,924	32,745
Transfer to OREO	(2,455)	(7,985)
Net payments received	(36,479)	(57,118)
Net charge-offs	(781)	(2,936)
Other activity, net	(2,231)	45
Balance at end of year	$142,671	$150,382

The following table presents a summary of changes in accretable difference on purchased loans accounted for under ASC 310-30:

	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$4,418	$7,670
Accretion	(5,311)	(7,474)
Accretable difference acquired	601	1,603
Adjustments to accretable difference due to:
Loans sold	(483)	(1,151)
Changes in expected future cash flows	3,628	3,770
Balance at end of year	$2,853	$4,418

The Company has the ability to borrow funds from the FHLB and from the Federal Reserve Bank. At December 31, 2015 and 2014, real estate loans with carrying values of $1.68 billion and $1.10 billion, respectively, were pledged to secure borrowing facilities from these institutions.

The Company has loan relationships with its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. Loan activity with principal officers, directors, and their affiliates during 2015 was as follows:

(Dollars in thousands)
Balance at beginning of year	$5,296
Additional borrowings	35,754
Loan repayments	(22,991)
Balance at end of year	$18,059

A summary of the changes to the allowance for loan losses, by class of financing receivable, is presented below:

For the year ended December 31, 2015	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance December 31, 2014	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399
Charge-offs	(2,366)	(127)	(285)	—	—	(2,228)	(362)	(5,368)
Recoveries	1,013	1,859	1,339	—	117	1,234	232	5,794
Provision (1)	2,087	(1,220)	486	(25)	(224)	543	249	1,896
Change in FDIC indemnification asset (1)	52	(298)	(180)	—	3	(661)	10	(1,074)
Balance December 31, 2015	$13,471	$4,525	$4,586	$78	$466	$8,201	$320	$31,647

For the year ended December 31, 2014	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance December 31, 2013	$14,752	$6,738	$3,137	$56	$213	$7,730	$249	$32,875
Charge-offs	(3,339)	(3,483)	(3,279)	—	—	(4,344)	(191)	(14,636)
Recoveries	1,289	1,830	1,205	—	70	2,196	139	6,729
Provision (2)	412	(155)	2,281	47	293	4,161	(33)	7,006
Change in FDIC indemnification asset (2)	(429)	(619)	(118)	—	(6)	(430)	27	(1,575)
Balance December 31, 2014	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(0.4) million for the year ended December 31, 2015. This resulted in a decrease in the FDIC indemnification asset of $1.1 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $1.5 million.

(2)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(0.6) million for the year ended December 31, 2014. This resulted in a decrease in the FDIC indemnification asset of $1.6 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $2.2 million.

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
Balances at December 31, 2015:	(Dollars in thousands)
Specific reserves:
Impaired loans	$2,166	$182	$646	$—	$53	$1,562	$49	$4,658
Purchase credit impaired loans	1,176	354	47	—	5	971	6	2,559
Total specific reserves	3,342	536	693	—	58	2,533	55	7,217
General reserves	10,129	3,989	3,893	78	408	5,668	265	24,430
Total	$13,471	$4,525	$4,586	$78	$466	$8,201	$320	$31,647

Loans:
Individually evaluated for impairment	$26,498	$3,223	$1,687	$—	$825	$18,158	$129	$50,520
Purchase credit impaired loans	85,213	12,497	2,717	—	709	41,336	199	142,671
Loans collectively evaluated for impairment	2,134,304	349,289	414,712	26,773	74,487	988,964	18,151	4,006,680
Total	$2,246,015	$365,009	$419,116	$26,773	$76,021	$1,048,458	$18,479	$4,199,871

Balances at December 31, 2014:
Specific reserves:
Impaired loans	$1,614	$118	$42	$—	$230	$972	$13	$2,989
Purchase credit impaired loans	1,727	424	152	—	—	1,556	11	3,870
Total specific reserves	3,341	542	194	—	230	2,528	24	6,859
General reserves	9,344	3,769	3,032	103	340	6,785	167	23,540
Total	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399

Loans:
Individually evaluated for impairment	$27,578	$4,080	$1,264	$—	$657	$13,019	$126	$46,724
Purchase credit impaired loans	82,477	11,326	4,591	—	952	50,164	872	150,382
Loans collectively evaluated for impairment	1,475,109	299,230	186,477	21,100	71,543	809,235	15,298	2,877,992
Total	$1,585,164	$314,636	$192,332	$21,100	$73,152	$872,418	$16,296	$3,075,098

The following tables present information related to impaired loans, excluding purchased impaired loans:

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$11,750	$11,736	$1,990	$13,099	$13,068
Commercial construction	1,537	1,533	123	1,325	1,320
Commercial and industrial	1,459	1,451	575	—	—
Residential construction	343	342	42	306	306
Residential mortgage	8,159	8,141	860	2,154	2,145
Consumer and other	10	10	1	—	—
Total originated	23,258	23,213	3,591	16,884	16,839
Acquired:
Commercial real estate	1,374	1,390	175	330	331
Commercial construction	369	370	59	—	—
Commercial and industrial	232	304	71	—	—
Residential construction	109	109	11	68	588
Residential mortgage	5,302	5,632	702	2,572	2,597
Consumer and other	119	119	49	—	—
Total acquired	7,505	7,924	1,067	2,970	3,516
Total impaired loans	$30,763	$31,137	$4,658	$19,854	$20,355

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
December 31, 2014	(Dollars in thousands)
Originated:
Commercial real estate	$10,110	$10,089	$1,571	$17,095	$17,071
Commercial construction	1,734	1,728	105	2,227	2,218
Commercial and industrial	798	790	26	268	271
Residential construction	350	349	44	—	—
Residential mortgage	6,278	6,260	694	5,057	5,045
Consumer and other	127	126	13	—	—
Total originated	19,397	19,342	2,453	24,647	24,605
Acquired:
Commercial real estate	429	428	43	796	824
Commercial construction	133	132	13	469	467
Commercial and industrial	204	203	16	1	28
Residential construction	308	308	185	114	114
Residential mortgage	1,574	1,614	279	7,266	7,744
Total acquired	2,648	2,685	536	8,646	9,177
Total impaired loans	$22,045	$22,027	$2,989	$33,293	$33,782

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans:

	Year Ended December 31,
	2015		2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Impaired loans with allowance:	(Dollars in thousands)
Commercial real estate	$12,060	$395	$16,618	$584
Commercial construction	1,765	71	2,498	104
Commercial and industrial	1,405	58	1,190	23
Residential construction	415	14	407	26
Residential mortgage	9,477	186	7,119	102
Consumer and other	51	—	134	6
Total impaired loans with allowance	$25,173	$724	$27,966	$845
Impaired loans with no allowance:
Commercial real estate	$18,477	$524	$15,658	$445
Commercial construction	2,111	59	6,266	275
Commercial and industrial	509	—	156	—
Residential construction	118	33	113	6
Residential mortgage	10,262	47	12,376	481
Consumer and other	44	—	29	—
Total impaired loans with no allowance	$31,521	$663	$34,598	$1,207

For the years ended December 31, 2015 and 2014, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified as a TDR that remained on accrual status. The amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

At December 31, 2015 and 2014, respectively, the Company had $2.5 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in progress.

The following tables present an aging analysis of the recorded investment in the Company's loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$800	$564	$—	$3,157	$4,521	$1,571,034	$1,575,555
Commercial construction	82	—	—	164	246	281,345	281,591
Commercial and industrial	89	21	—	269	379	279,116	279,495
Leases	—	—	—	—	—	26,773	26,773
Residential construction	—	—	—	306	306	59,631	59,937
Residential mortgage	1,714	203	—	2,727	4,644	480,251	484,895
Consumer and other	12	—	—	—	12	12,958	12,970
Total originated	2,697	788	—	6,623	10,108	2,711,108	2,721,216
Acquired:
Commercial real estate	893	1,139	—	4,275	6,307	664,153	670,460
Commercial construction	10	20	—	394	424	82,994	83,418
Commercial and industrial	69	250	3	169	491	139,130	139,621
Residential construction	—	16	—	177	193	15,891	16,084
Residential mortgage	3,266	1,010	—	6,939	11,215	552,348	563,563
Consumer and other	77	5	—	132	214	5,295	5,509
Total acquired	4,315	2,440	3	12,086	18,844	1,459,811	1,478,655
Total loans	$7,012	$3,228	$3	$18,709	$28,952	$4,170,919	$4,199,871

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
December 31, 2014	(Dollars in thousands)
Originated:
Commercial real estate	$1,974	$—	$—	$3,476	$5,450	$1,176,042	$1,181,492
Commercial construction	12	—	—	1,084	1,096	264,872	265,968
Commercial and industrial	102	24	—	417	543	153,589	154,132
Leases	—	—	—	—	—	21,100	21,100
Residential construction	200	—	—	—	200	43,098	43,298
Residential mortgage	1,508	1,268	—	3,498	6,274	433,326	439,600
Consumer and other	6	—	—	—	6	10,845	10,851
Total originated	3,802	1,292	—	8,475	13,569	2,102,872	2,116,441
Acquired:
Commercial real estate	880	155	—	4,508	5,543	398,129	403,672
Commercial construction	230	67	—	779	1,076	47,592	48,668
Commercial and industrial	121	27	—	197	345	37,855	38,200
Residential construction	—	—	—	422	422	29,432	29,854
Residential mortgage	2,200	848	—	10,312	13,360	419,458	432,818
Consumer and other	92	2	—	30	124	5,321	5,445
Total acquired	3,523	1,099	—	16,248	20,870	937,787	958,657
Total loans	$7,325	$2,391	$—	$24,723	$34,439	$3,040,659	$3,075,098

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
Loss - Loans classified as loss are considered uncollectable and are in the process of being charged-off, as soon as practicable, once so classified.

The following tables present the recorded investment in the Company’s loans by credit quality indicator:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$1,499,554	$48,775	$27,226	$—	$—	$1,575,555
Commercial construction	272,960	6,434	2,197	—	—	281,591
Commercial and industrial	270,116	4,855	4,524	—	—	279,495
Leases	26,773	—	—	—	—	26,773
Residential construction	59,265	24	648	—	—	59,937
Residential mortgage	453,544	20,440	10,911	—	—	484,895
Consumer and other	12,566	394	10	—	—	12,970
Total originated	2,594,778	80,922	45,516	—	—	2,721,216
Acquired:
Commercial real estate	596,973	31,318	42,169	—	—	670,460
Commercial construction	69,473	5,655	8,163	127	—	83,418
Commercial and industrial	127,911	3,273	8,437	—	—	139,621
Residential construction	14,541	470	1,073	—	—	16,084
Residential mortgage	504,836	38,763	19,716	248	—	563,563
Consumer and other	5,244	133	132	—	—	5,509
Total acquired	1,318,978	79,612	79,690	375	—	1,478,655
Total loans	$3,913,756	$160,534	$125,206	$375	$—	$4,199,871

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2014	(Dollars in thousands)
Originated:
Commercial real estate	$1,100,361	$46,935	$34,196	$—	$—	$1,181,492
Commercial construction	256,987	5,530	3,451	—	—	265,968
Commercial and industrial	145,722	3,980	4,430	—	—	154,132
Leases	21,100	—	—	—	—	21,100
Residential construction	42,806	143	349	—	—	43,298
Residential mortgage	407,319	20,946	11,335	—	—	439,600
Consumer and other	10,331	428	92	—	—	10,851
Total originated	1,984,626	77,962	53,853	—	—	2,116,441
Acquired:
Commercial real estate	342,240	35,816	25,531	85	—	403,672
Commercial construction	36,346	5,910	6,320	92	—	48,668
Commercial and industrial	36,039	644	1,482	35	—	38,200
Residential construction	28,833	—	1,021	—	—	29,854
Residential mortgage	370,523	36,098	24,616	1,581	—	432,818
Consumer and other	5,256	159	30	—	—	5,445
Total acquired	819,237	78,627	59,000	1,793	—	958,657
Total loans	$2,803,863	$156,589	$112,853	$1,793	$—	$3,075,098

Modifications

Loan modifications are considered a TDR if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as TDRs, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.

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

The following tables provide a summary of loans modified as TDRs:

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2015	(Dollars in thousands)
Commercial real estate	$5,938	$720	$6,658	$331
Commercial construction	893	46	939	16
Commercial and industrial	1,186	—	1,186	484
Residential mortgage	6,691	14	6,705	1
Consumer and other	10	—	10	564
Total modifications	$14,718	$780	$15,498	$1,396
Number of contracts	35	3	38

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2014	(Dollars in thousands)
Commercial real estate	$3,835	$—	$3,835	$165
Commercial construction	1,341	50	1,391	16
Commercial and industrial	651	—	651	25
Residential mortgage	7,625	16	7,641	592
Consumer and other	126	—	126	13
Total modifications	$13,578	$66	$13,644	$811
Number of contracts	33	2	35

At December 31, 2015 and 2014, the Company had no available commitments outstanding on TDRs.

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

	Year Ended December 31, 2015
	Term	Payment	Interest Only	Combination	Total
	(Dollars in thousands)
Commercial real estate	$1,820	$—	$358	$863	$3,041
Commercial and industrial	93	419	231	—	743
Residential mortgage	149	—	—	—	149
Total modifications	$2,062	$419	$589	$863	$3,933

	Year Ended December 31, 2014
	Term	Payment	Interest Only	Combination	Total
	(Dollars in thousands)
Commercial real estate	$—	$1,300	$—	$—	$1,300
Commercial construction	—	—	447	—	447
Commercial and industrial	153	—	—	—	153
Residential mortgage	—	—	479	755	1,234
Consumer and other	—	10	—	—	10
Total modifications	$153	$1,310	$926	$755	$3,144

The following tables summarize the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred. The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Commercial real estate	$—	$1,210
Commercial construction	—	1,245
Residential mortgage	—	129
Consumer and other	34	—

Loans Held for Sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Loans held for sale at period end	$39,470	$37,280	$30,899
Proceeds from sales of loans originated for sale	367,959	292,845	351,304
Gain on sales of loans originated for sale	9,825	8,037	8,153

NOTE 6 – FDIC INDEMNIFICATION ASSET

The Company has recorded an indemnification asset related to loss-share agreements entered into with the FDIC wherein the FDIC will reimburse the Company for certain amounts related to certain acquired loans and OREO should the Company experience a loss. Under the loss-sharing arrangements, the FDIC has agreed to absorb 80% of all future losses and workout expenses on these assets which occur prior to the expiration of the loss-sharing agreements. The Company entered into the respective loss-share agreements with the acquisitions of Beach First on April 9, 2010 and Blue Ridge Savings Bank on October 14, 2011.

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

The following table presents activity for the FDIC indemnification asset for the years ended December 31, 2015 and 2014:

	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$5,097	$16,886
Accretion of present value discount, net	163	1,061
Post-acquisition adjustments	1,728	(2,920)
Receipt of payments from FDIC	(5,079)	(9,930)
Balance at end of period	$1,909	$5,097

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

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents activity for goodwill and other intangible assets:

	Goodwill	Other Intangibles	Total
	(Dollars in thousands)
Balance at December 31, 2013	$28,384	$6,582	$34,966
Acquisitions	41,365	9,710	51,075
Amortization	—	(2,340)	(2,340)
Balance at December 31, 2014	69,749	13,952	83,701
Acquisitions	64,937	8,312	73,249
Amortization	—	(3,965)	(3,965)
Balance at December 31, 2015	$134,686	$18,299	$152,985

The Company has identified two reporting units for purposes of testing goodwill for impairment. These reporting units are the mortgage origination unit and the banking operations unit, which contains all other activities performed by the Company. All goodwill is allocated to the banking operations reporting unit.

The Company conducted its annual impairment testing as of June 30, 2015, utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value of the banking operations reporting unit exceeded the carrying value (including goodwill) of this reporting unit. Therefore, a step one quantitative analysis was not required. There were no impairment charges recorded in 2015 or 2014.

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization:

	December 31,
	2015	2014
	(Dollars in thousands)
Gross carrying amount	$27,936	$19,624
Accumulated amortization	(9,637)	(5,672)
Net book value	$18,299	$13,952

At December 31, 2015, the weighted-average remaining life of core deposit intangibles was 5.3 years.

The following table presents estimated future amortization expense for other intangible assets:

(Dollars in thousands)
2016	$4,243
2017	3,662
2018	3,549
2019	3,107
2020	2,518
Thereafter	1,220
Total	$18,299

NOTE 8 – PREMISES AND EQUIPMENT

The following tables present a summary of the Company’s premises and equipment:

	December 31,
	2015	2014
	(Dollars in thousands)
Land and land improvements	$35,731	$26,397
Buildings and leasehold improvements	73,192	60,188
Furniture, fixtures and equipment	28,858	23,161
Construction in progress	2,879	114
Premises and equipment, gross	140,660	109,860
Less accumulated depreciation and amortization	(27,692)	(22,099)
Premises and equipment, net	$112,968	$87,761

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 amounted to $6.1 million, $5.3 million and $4.2 million, respectively.

The Company has entered into various non-cancellable operating leases for land and buildings used in its operations that expire at various dates through 2033. Most of the leases contain renewal options and certain leases provide for periodic rate negotiation or escalation. The leases generally provide for payment of property taxes, insurance and maintenance costs by the Company. Rental expense, including month-to-month leases, reported in non-interest expense was $5.5 million, $3.8 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, future minimum rental commitments under non-cancellable operating leases are as follows:

(Dollars in thousands)
2016	$5,190
2017	4,692
2018	4,415
2019	3,916
2020	3,044
Thereafter	13,112
Total	$34,369

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

Derivatives Not Designated as Hedges

The Company utilizes derivative financial instruments, which may include interest rate swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. These derivative positions are recorded at fair value on the Company’s consolidated balance sheet and, due to the matched nature of these derivative instruments, changes in fair value do not impact the Company’s earnings. At December 31, 2015 and 2014, the Company had notional amounts of $63.3 million and $34.7 million, respectively, on interest rate contracts with corporate customers and in offsetting interest rate contracts with another financial institution to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents the fair value of the Company’s derivatives:

	December 31,
	2015			2014
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$63,320	Other assets	$1,332	$34,692	Other assets	$723

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate swap	$125,000	Accrued expenses and other liabilities	$1,085	$125,000	Accrued expenses and other liabilities	$308
Derivatives not designated as hedging instruments:
Interest rate swaps	$63,320	Accrued expenses and other liabilities	$1,332	$34,692	Accrued expenses and other liabilities	$723

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
December 31, 2015	(Dollars in thousands)
Derivative assets	$1,332	$—	$1,332	$—	$—	$1,332
Derivative liabilities	2,417	—	2,417	—	2,417	—
Total derivative instruments	$3,749	$—	$3,749	$—	$2,417	$1,332

December 31, 2014
Derivative assets	$723	$—	$723	$—	$—	$723
Derivative liabilities	1,031	—	1,031	—	1,031	—
Total derivative instruments	$1,754	$—	$1,754	$—	$1,031	$723

The Company has recorded a net loss of $0.7 million, net of tax, as component of accumulated other comprehensive income at December 31, 2015 associated with cash flow hedging instruments and expects $1.0 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months.

The following table presents the amounts recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges, net of tax:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Amount of net (losses) gains recorded in OCI (effective portion)	$(489)	$(1,923)	$1,662
Amount of net losses reclassified from OCI to earnings (1)	—	286	6,103
(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the years ended December 31, 2015, 2014 and 2013, respectively. The Company will continue to assess the effectiveness of the hedge on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At December 31, 2015, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $2.4 million, for which the Company has posted collateral with a fair value of $6.5 million.

NOTE 10 – DEPOSITS

The following tables present the scheduled maturities of time deposits at December 31, 2015:

	Less than $100,000	$100,000 and Greater	Total
	(Dollars in thousands)
2016	$259,045	$700,965	$960,010
2017	52,341	269,271	321,612
2018	21,882	250,911	272,793
2019	5,631	28,858	34,489
2020	5,359	4,497	9,856
Thereafter	78	—	78
Total	$344,336	$1,254,502	$1,598,838

NOTE 11 – BORROWINGS

The following table presents the Company’s short-term borrowings:

	December 31,
	2015	2014
	(Dollars in thousands)
Repurchase agreements (1)	$64,373	$25,834
Federal funds purchased	19,839	—
Advances from FHLB	4,000	102,100
Revolving credit facility	15,000	—
Total short-term borrowings	$103,212	$127,934
(1) Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $95.0 million at December 31, 2015. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

The Company has an uncollateralized 364-day revolving credit facility (the “Credit Agreement”) for an aggregate principal amount of up to $25 million at any time outstanding. The Credit Agreement matures on November 12, 2016 with an interest rate of 3.50% at December 31, 2015.

Additional information on the Company’s short-term borrowings is presented in the following table:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Maximum outstanding at any month-end during the year	$203,682	$195,941	$143,674
Average outstanding balance	122,619	96,043	88,635
Average interest rate for the year	0.47%	0.45%	0.49%
Average interest rate at year end	0.27%	0.28%	0.39%

The following table presents the Company’s long-term debt:

	December 31,
	2015	2014
	(Dollars in thousands)
Advances from FHLB	$82,944	$52,000
Subordinated notes	71,831	60,000
Junior subordinated debentures	36,376	23,713
	191,151	135,713
Less: Prepayment penalty on extinguishment of FHLB advances	1,573	1,899
Total long-term debt	$189,578	$133,814

The following table details the Company's long-term FHLB advances outstanding:

		December 31,
Maturity	Interest Rate (1)	2015	2014
		(Dollars in thousands)
July 2016	0.88%	$—	$2,000
August 2016	1.72%	—	2,000
January 2018	2.15%	—	15,000
January 2018	2.27%	—	10,000
March 2018	1.17%	10,000	—
July 2018	3.53%	10,000	—
July 2018	1.78%	3,000	3,000
September 2018	1.34%	20,000	—
June 2019	3.70%	5,000	—
June 2019	3.97%	13,000	—
January 2020	0.55%	10,000	10,000
January 2020	0.55%	10,000	10,000
		81,000	52,000
Unamortized premium		1,944	—
		$82,944	$52,000
(1) Interest rate on advances at December 31, 2015.

The advances from the FHLB have been made against a $904.2 million line of credit secured by real estate loans and investment securities with carrying values of $1.27 billion and $6.3 million, respectively, at December 31, 2015.

On September 30, 2014, the Parent Company issued $60.0 million of 5.5% Fixed to Floating Rate Subordinated Notes (the "Subordinated Notes"), all of which are outstanding at December 31, 2015. The Subordinated Notes bear interest at a fixed rate of 5.5% per year for the first 5 years and, from October 1, 2019 to the October 1, 2024 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month LIBOR plus 359 basis points. The Subordinated Notes are redeemable by the Parent Company at any quarterly interest payment date beginning on October 1, 2019 to maturity at par, plus accrued and unpaid interest.

The Company assumed a junior subordinated note in conjunction with the Valley acquisition with an outstanding balance of $10.7 million at December 31, 2015. The junior subordinated note bears interest at a variable rate of LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%, and has a maturity date of October 15, 2023. The interest rate for the subordinated note is 5.50% at December 31, 2015. The unamortized premium of $1.1 million at December 31, 2015 is being amortized using a level-yield methodology over the estimated holding period of approximately eight years.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At December 31, 2015, commercial loans and investment securities with carrying values of $414.6 million and $2.8 million, respectively, were assigned under these arrangements. At December 31, 2015, the Company had approximately $261.6 million in borrowing capacity available under these arrangements with no outstanding balance due.

The following table details the junior subordinated debentures outstanding:

	Shares issued	Interest rate	Maturity date	December 31,
				2015	2014
				(Dollars in thousands)
BNC Bancorp Capital Trust I	5,000	Libor plus 3.25%	4/15/2033	$5,155	$5,155
BNC Bancorp Capital Trust II	6,000	Libor plus 2.80%	4/7/2034	6,186	6,186
BNC Capital Trust III	5,000	Libor plus 2.40%	9/23/2034	5,155	5,155
BNC Capital Trust IV	7,000	Libor plus 1.70%	12/31/2036	7,217	7,217
Valley Financial (VA) Statutory Trust I	4,000	Libor plus 3.10%	6/26/2033	4,124	—
Valley Financial (VA) Statutory Trust II	7,000	Libor plus 1.70%	12/15/2035	7,217	—
Valley Financial Statutory Trust III	5,000	Libor plus 1.70%	1/30/2037	5,155	—
				40,209	23,713
Unamortized discount				3,833	—
				$36,376	$23,713

The junior subordinated debentures issued by the trusts currently qualify as Tier I capital for the Company, subject to certain limitations, and constitute a full and unconditional guarantee by the Company of the trust’s obligations under the preferred securities. At December 31, 2015 and 2014, the Company had $1.2 million and $0.7 million, respectively, of equity investment in the above wholly-owned Capital Trusts and is included in other assets in the accompanying consolidated balance sheets. The weighted average rate for the junior subordinated debentures outstanding for the years ending December 31, 2015 and 2014 was 2.13% and 2.71%, respectively.

The Company was not aware of any violations of loan covenants at December 31, 2015.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income, net of taxes:

	Unrealized Holding Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2013	$(1,946)	$3,811	$1,441	$3,306
Other comprehensive income (loss) before reclassifications	8,804	—	(1,923)	6,881
Reclassifications from accumulated other comprehensive income	231	(522)	286	(5)
Net current period other comprehensive income (loss)	9,035	(522)	(1,637)	6,876
Balance at December 31, 2014	7,089	3,289	(196)	10,182
Other comprehensive loss before reclassifications	(1,333)	—	(489)	(1,822)
Reclassifications from accumulated other comprehensive income	(529)	(502)	—	(1,031)
Net current period other comprehensive loss	(1,862)	(502)	(489)	(2,853)
Balance at December 31, 2015	$5,227	$2,787	$(685)	$7,329

The following table details reclassification adjustments from accumulated other comprehensive income:

	Year Ended December 31,
Component of Accumulated Other Comprehensive Income	2015	2014	Affected Line Item in the Consolidated Statement of Income
	(Dollars in thousands)
Unrealized holding gains (losses) on investment securities available-for-sale	$839	$(366)	Gain (loss) on sale of investment securities, net
	(310)	135	Income tax expense
	529	(231)	Total, net of tax

Unrealized holding gains on investment securities transferred from available-for-sale to held-to-maturity (1)	797	829	Interest income - investment securities
	(295)	(307)	Income tax expense
	502	522	Total, net of tax

Unrealized holding gains (losses) on cash flow hedging activities	—	(457)	Interest expense - demand deposits
	—	171	Income tax expense
	—	(286)	Total, net of tax
Total reclassifications for the period	$1,031	$5

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

The following tables present information about certain assets and liabilities measured at fair value on a recurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2015	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$12,327	$—	$12,327	$—
State and municipals	180,618	—	180,618	—
Corporate debt securities	47,703	—	47,703	—
Asset backed securities	138,747	—	138,747	—
Equity securities	11,273	637	10,636	—
Mortgage-backed securities:
Residential government sponsored	97,777	—	97,777	—
Other government sponsored	1,695	—	1,695	—
Total investment securities available-for-sale	490,140	637	489,503	—
Derivative instruments:
Interest rate swaps - not designated	1,332	—	1,332	—
Total derivative instruments	1,332	—	1,332	—
Total assets measured at fair value on a recurring basis	$491,472	$637	$490,835	$—
Liabilities:
Interest rate swap - cash flow hedge	$1,085	$—	$1,085	—
Interest rate swaps - not designated	1,332	—	1,332	—
Total liabilities measured at fair value on a recurring basis	$2,417	$—	$2,417	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2014	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$17,888	$—	$17,888	$—
State and municipals	188,935	—	188,935	—
Corporate debt securities	13,615	—	13,615	—
Other debt securities	12,566	—	12,566	—
Equity securities	5,909	676	5,233	—
Mortgage-backed securities:
Residential government sponsored	28,274	—	28,274	—
Other government sponsored	2,103	—	2,103	—
Total investment securities available-for-sale	269,290	676	268,614	—
Derivative instruments:
Interest rate swap - not designated	723	—	723	—
Total derivative instruments	723	—	723	—
Total assets measured at fair value on a recurring basis	$270,013	$676	$269,337	$—
Liabilities:
Interest rate swap - cash flow hedge	$308	$—	$308	$—
Interest rate swap - not designated	723	—	723	—
Total liabilities measured at fair value on a recurring basis	$1,031	$—	$1,031	$—

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

Impaired loans – The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that nonaccrual loans and loans that have had their terms restructured in a TDR meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans, which the Company classifies as a Level 3 valuation.

OREO – OREO is initially recorded at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2015	(Dollars in thousands)
Loans held for sale	$39,470	$—	$39,470	$—
Impaired loans	185,974	—	—	185,974
OREO	32,561	—	—	32,561
Total assets measured at fair value on a nonrecurring basis	$258,005	$—	$39,470	$218,535

December 31, 2014
Loans held for sale	$37,280	$—	$37,280	$—
Impaired loans	190,247	—	—	190,247
OREO	42,531	—	—	42,531
Total assets measured at fair value on a nonrecurring basis	$270,058	$—	$37,280	$232,778
The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015:

Description	Fair Value (in thousands)	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$185,974	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%
OREO	32,561	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2015	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$204,238	$204,238	$204,238	$—	$—
Investment securities available-for-sale	490,140	490,140	637	489,503	—
Investment securities held-to-maturity	244,417	249,679	—	249,679	—
Federal Home Loan Bank stock	8,171	8,171	—	8,171	—
Loans held for sale	39,470	39,470	—	39,470	—
Loans receivable, net	4,168,224	4,228,455	—	4,042,481	185,974
Accrued interest receivable	18,055	18,055	—	18,055	—
FDIC indemnification asset	1,909	1,909	—	—	1,909
Investment in bank-owned life insurance	116,806	116,806	—	116,806	—
Interest rate swaps - not designated	1,332	1,332	—	1,332	—
Financial liabilities:
Demand deposits and savings	$3,143,369	$3,143,369	$—	$3,143,369	$—
Time deposits	1,598,838	1,611,707	—	1,611,707	—
Short-term borrowings	103,212	103,212	—	103,212	—
Long-term debt	189,578	184,289	—	184,289	—
Accrued interest payable	2,002	2,002	—	2,002	—
Interest rate swap - cash flow hedge	1,085	1,085	—	1,085	—
Interest rate swaps - not designated	1,332	1,332	—	1,332	—

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2014	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$85,194	$85,194	$85,194	$—	$—
Investment securities available-for-sale	269,290	269,290	676	268,614	—
Investment securities held-to-maturity	237,092	241,997	—	241,997	—
Federal Home Loan Bank stock	10,562	10,562	—	10,562	—
Loans held for sale	37,280	37,280	—	37,280	—
Loans receivable, net	3,044,699	3,070,477	—	2,880,230	190,247
Accrued interest receivable	14,514	14,514	—	14,514	—
FDIC indemnification asset	5,097	5,097	—	—	5,097
Investment in bank-owned life insurance	93,396	93,396	—	93,396	—
Interest rate swaps - not designated	723	723	—	723	—
Financial liabilities:
Demand deposits and savings	$2,192,723	$2,192,723	$—	$2,192,723	$—
Time deposits	1,203,674	1,218,869	—	1,218,869	—
Short-term borrowings	127,934	127,934	—	127,934	—
Long-term debt	133,814	131,417	—	131,417	—
Accrued interest payable	2,011	2,011	—	2,011	—
Interest rate swap - cash flow hedge	308	308	—	308	—
Interest rate swaps - not designated	723	723	—	723	—

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

NOTE 14 – REGULATORY CAPITAL

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about component risk weightings and other factors. At December 31, 2015 and 2014 the Company’s and the Bank’s Tier 1 and total capital ratios and their Tier 1 leverage ratios exceeded minimum requirements.

In July 2013, the Federal Reserve Board approved and published the final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules, among other things, (i) introduce CET1 as a new capital measure, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. The Basel III Capital Rules were effective for BNC and the Company on January 1, 2015 (subject to a phase-in period for certain components). CET1 capital for the Company and BNC consists of common stock, related paid-in capital, and retained earnings. In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in CET1. CET1 for both the Company and BNC is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

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

The following tables present BNC’s regulatory capital ratios:

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015	(Dollars in thousands)
Total capital (to total risk-weighted assets)	$548,238	11.61%	$377,812	8.00%	$472,265	10.00%
Tier 1 capital (to total risk-weighted assets)	516,547	10.94%	283,359	6.00%	377,812	8.00%
Tier 1 leverage (to total adjusted quarterly average assets)	516,547	9.80%	210,868	4.00%	263,585	5.00%
CET1 (to total risk-weighted assets)	516,547	10.94%	212,519	4.50%	306,973	6.50%

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014	(Dollars in thousands)
Total capital (to risk weighted assets)	$390,900	12.21%	$256,200	8.00%	$320,250	10.00%
Tier 1 capital (to risk weighted assets)	360,457	11.26%	128,100	4.00%	192,150	6.00%
Tier 1 capital (to average assets)	360,457	9.74%	147,992	4.00%	184,990	5.00%

The following table presents the Company’s regulatory capital ratios:

	December 31,
	2015	2014
Total capital (to total risk-weighted assets)	12.19%	12.49%
Tier 1 capital (to total risk-weighted assets)	10.05%	9.71%
Tier 1 leverage (to total adjusted quarterly average assets)	9.01%	8.41%
CET1 (to total risk-weighted assets)	9.32%	N/A

NOTE 15 – INCOME TAXES

The following tables present the Company’s income tax expense (benefit):

	Year Ended December 31,
	2015	2014	2013
Current income tax expense:	(Dollars in thousands)
Federal	$5,234	$9,159	$(314)
State	2,342	1,257	554
Total current income tax expense	7,576	10,416	240
Deferred income tax expense (benefit):
Federal	9,161	(1,181)	2,382
State	2,012	1,130	1,423
Total deferred income tax expense (benefit)	11,173	(51)	3,805
Total income tax expense	$18,749	$10,365	$4,045

The following tables present the difference between income tax expense and the amount computed by applying the statutory income tax rate:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Tax at statutory federal tax rate	$22,120	$13,517	$7,239
Federal income tax revaluation	(1,182)	—	—
State income tax, net of federal benefit	2,406	1,575	1,304
State income tax revaluation, net of federal benefit	424	—	—
Tax exempt interest income	(4,752)	(4,485)	(4,008)
Income from life insurance	(958)	(810)	(789)
Capital loss carryforward expiration	1,444	—	—
Change in valuation allowance	(1,462)	—	—
Non-deductible merger and acquisition expenses	375	411	229
Other	334	157	70
Total income tax expense	$18,749	$10,365	$4,045

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
Deferred income tax assets:	(Dollars in thousands)
Allowance for loan losses	$10,727	$14,996
Net operating loss carryforwards	6,574	9,595
Deferred compensation	3,738	2,229
Unrealized loss on derivatives	401	114
OREO writedowns	4,975	3,519
AMT credit carryforward	13,555	12,033
FDIC acquisitions	3,428	—
Interest on nonaccrual loans	424	270
Stock-based compensation	1,320	971
Fair value adjustments from acquisitions	14,374	16,332
Other	1,991	1,699
Total deferred income tax assets	61,507	61,758
Deferred income tax liabilities:
Premises and equipment	4,162	4,030
Leasing activities	873	728
Unrealized gains on investment securities and derivatives	4,706	4,163
Deferred loan costs and fees	3,159	1,950
Core deposit intangibles	6,153	5,037
FDIC acquisitions	—	337
Other	2,036	1,629
Total deferred income tax liabilities	21,089	17,874
Less valuation allowance	1,444	2,906
Net deferred income tax asset	$38,974	$40,978

The valuation allowance of $1.4 million at December 31, 2015 relates to the net operating loss carryforwards and capital loss carryforwards obtained from business combinations for which realizability is uncertain. The reduction in valuation allowance from 2014 was due to the expiration of capital loss carryforwards that were fully reserved under the valuation allowance.

The Company adjusted its net deferred income tax asset as a result of reductions in the North Carolina corporate income tax rate, which reduced the state income tax rate to 4% effective January 1, 2016.

In assessing the realizability of the Company's deferred income tax asset, the Company considered whether it is more likely than not that some portion or all of the deferred income tax asset will not be realized in accordance with the guidance provided by ASC 740. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the weight of available evidence, the Company determined that it is more likely than not that it will be able to realize the benefits of the deferred income tax asset, net of valuation allowance, at December 31, 2015.

At December 31, 2015, the Company had net operating loss and other carryforwards of approximately $14.6 million available to offset future taxable income, which begin expiring in 2029.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company did not have an accrual for uncertain tax positions at December 31, 2015 or 2014.

We are subject to routine audits of our tax returns by the Internal Revenue Service and various state taxing authorities. With few exceptions, we are no longer subject to Federal and state income tax examinations by tax authorities for years before 2012. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

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

The following table presents the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk:

	December 31,
	2015	2014
	(Dollars in thousands)
Commitments under unfunded loans and lines of credit	$1,010,497	$663,137
Letters of credit	14,213	6,607
Unused credit card lines	—	4,512

In addition to the above noted credit commitments, the Company has committed to invest up to $10.8 million in limited partnership interests of unconsolidated entities, of which $6.9 million was unfunded at December 31, 2015.

During 2015 the Company sold their credit card portfolio and have no additional credit exposure related to these lines.

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

NOTE 17 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At December 31, 2015, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013 Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). The 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. The Company had 118,000 Rights issued under the 2006 Omnibus Plan, 463,517 Rights issued and 872,470 Rights available for grants or awards under the 2013 Omnibus Plan, and 88,139 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

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

A summary of the Company’s stock option activity for the year ended December 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding at December 31, 2014	337,778	$11.37
Issued	57,037	8.11
Exercised	242,244	11.65
Forfeited or expired	—	—
Outstanding at December 31, 2015	152,571	9.69	2.78	$2,393
Exercisable at December 31, 2015	152,571	9.69	2.78	2,393

The stock options issued were replacement awards to certain Valley employees in connection with the business combination. These stock options were fully vested at the acquisition date.

The related compensation expense recognized for stock options, the intrinsic value of stock option exercised and the grant-date fair value of options that vested was immaterial for the years ended December 31, 2015, 2014 and 2013, respectively.

Net cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2015, 2014 and 2013 was $1.8 million, $0.2 million and $0, respectively. The actual tax benefit realized for income tax deductions from stock option exercises was $0.3 million, $0.1 million and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2014	601,268	$14.90
Granted	46,500	20.35
Vested	(125,346)	13.35
Forfeited	(6,334)	13.99
Unvested at December 31, 2015	516,088	$15.78

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. Compensation expense recognized for restricted stock awards for the years ended December 31, 2015, 2014 and 2013 was $2.7 million, $2.2 million and $1.2 million, respectively. At December 31, 2015, there was $5.9 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.14 years. The grant-date fair value of restricted stock grants vested during the years ended December 31, 2015, 2014 and 2013 was $1.7 million, $1.7 million and $0.9 million, respectively.

Qualified Profit Sharing 401(k) Plan - The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. Prior to January 1, 2015, the Company matched 50% of the employee contributions up to 6% of the participant's contribution. Effective January 1, 2015, the Company's match of participant contributions increased to 100% up to 3% of the participant's contributions and 50% on 4% and 5% of participant's contributions. The plan provides that employees' contributions are 100% vested at all times and, prior to January 1, 2015, the Company's contributions vested at 20% each year after the second year of service. Effective January 1, 2015, the Company's contributions, both past and future, were immediately vested at 100%. The expense related to the 401(k) plan for the years ended December 31, 2015, 2014 and 2013 was $2.0 million, $1.0 million and $0.9 million, respectively.

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

Director and Executive Officer Benefit Plans - The Company has Salary Continuation Agreements and supplemental retirement benefits with its chief executive officer and certain other officers. The Salary Continuation Agreements provide for lifetime benefits to be paid to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions for the years ended December 31, 2015, 2014 and 2013 totaled $0.5 million, $0.4 million and $0.3 million, respectively. The corresponding liability related to these benefit plans was $7.9 million and $7.4 million as of December 31, 2015 and 2014, respectively.

The Company also has a deferred compensation plan for its directors. Expense provided under the plan totaled $0.5 million, $0.1 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose. At December 31, 2015 and 2014, the trust held 367,885 and 353,207 shares of Company common stock, respectively.

NOTE 18 – PARENT COMPANY FINANCIAL DATA

The following are condensed financial statements of the Parent Company as of and for the years ended December 31, 2015, 2014 and 2013:

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
Assets	(Dollars in thousands)
Cash and due from banks	$39,888	$9,717
Investment in bank subsidiary	674,004	462,659
Investment in other subsidiaries	1,609	1,113
Other assets	387	1,493
Total assets	$715,888	$474,982

Liabilities and shareholders' equity
Short-term borrowings	$15,000	$—
Long-term debt	108,207	83,713
Other liabilities	534	881
Total liabilities	123,741	84,594

Shareholders' equity:
Common stock, no par value	448,728	281,488
Common stock, non-voting, no par value	33,507	33,507
Retained earnings	102,583	65,211
Stock in directors rabbi trust	(4,753)	(3,429)
Directors deferred fees obligation	4,753	3,429
Accumulated other comprehensive income	7,329	10,182
Total shareholders' equity	592,147	390,388
Total liabilities and shareholders' equity	$715,888	$474,982

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Dividends from bank subsidiary	$11,100	$29,612	$13,760
Equity in undistributed earnings of bank subsidiary	38,779	3,336	5,434
Other income	662	647	625
Interest expense	4,596	2,796	1,920
Other expense	1,495	1,409	652
Net income	$44,450	$29,390	$17,247

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Operating activities	(Dollars in thousands)
Net income	$44,450	$29,390	$17,247
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(38,779)	(3,336)	(5,434)
Amortization	157	452	48
Decrease (increase) in other assets	118	(1,323)	(472)
(Decrease) increase in other liabilities	(420)	828	(10,687)
Net cash provided by operating activities	5,526	26,011	702
Investing activities
Investment in subsidiaries	(38,406)	(37,903)	—
Net cash used in investing activities	(38,406)	(37,903)	—
Financing activities
Net increase in short-term borrowings	15,000	—	—
Net (decrease) increase in long-term debt	(190)	31,125	26,440
Preferred stock redeemed, net	—	—	(31,260)
Issuance of common stock	57,563	—	—
Common stock issued from exercise of stock options, net of tax	1,776	173	—
Common stock issued pursuant to dividend reinvestment plan	301	336	260
Common stock repurchased	(3,622)	(5,081)	—
Common stock repurchased in lieu of income taxes	(699)	(598)	—
Cash dividends paid, net of accretion	(7,078)	(5,738)	(5,853)
Net cash provided by (used in) financing activities	63,051	20,217	(10,413)
Net increase (decrease) in cash and cash equivalents	30,171	8,325	(9,711)
Cash and cash equivalents, beginning of period	9,717	1,392	11,103
Cash and cash equivalents, end of period	$39,888	$9,717	$1,392

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2015, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company’s internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm which audited the financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which is contained in this Annual Report. The Report of Independent Registered Public Accounting Firm, which includes the attestation report on our internal control over financial reporting, is included with the financial statements in Part II, Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers. The information concerning our directors and named executive officers required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act by our directors, officers, and ten percent shareholders required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

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

The information regarding our Nominating and Corporate Governance Committee and Audit Committee required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information concerning compensation and other matters required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

The information required to be disclosed under Item 201(d) of Regulation S-K is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of BNC Bancorp and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated Balance Sheets — December 31, 2015 and 2014
Consolidated Statements of Income — Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income — Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Shareholders' Equity — Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows — Years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements — Years ended December 31, 2015, 2014 and 2013

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

BNC BANCORP

Date: February 29, 2016	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Callicutt II	President, Chief Executive	February 29, 2016
Richard D. Callicutt II	Officer and Director

/s/ David B. Spencer	Senior Executive Vice President and	February 29, 2016
David B. Spencer	Chief Financial Officer (Principal
Financial Officer)

/s/ Ronald J. Gorczynski	Executive Vice President and	February 29, 2016
Ronald J. Gorczynski	Chief Accounting Officer (Principal
Accounting Officer)

/s/ W. Swope Montgomery, Jr.	Director	February 29, 2016
W. Swope Montgomery, Jr.

/s/ Lenin J. Peters, M.D.	Director	February 29, 2016
Lenin J. Peters, M.D.

/s/ Thomas R. Smith, CPA	Director	February 29, 2016
Thomas R. Smith, CPA

/s/ Joseph M. Coltrane, Jr.	Director	February 29, 2016
Joseph M. Coltrane, Jr.

/s/ Charles T. Hagan III	Director	February 29, 2016
Charles T. Hagan III

/s/ G. Kennedy Thompson	Director	February 29, 2016
G. Kennedy Thompson

/s/ Thomas R. Sloan	Director	February 29, 2016
Thomas R. Sloan

/s/ Robert A. Team, Jr.	Director	February 29, 2016
Robert A. Team, Jr.

/s/ D. Vann Williford	Director	February 29, 2016
D. Vann Williford

/s/ Richard F. Wood	Director	February 29, 2016
Richard F. Wood

/s/ James T. Bolt, Jr.	Director	February 29, 2016
James T. Bolt, Jr.

/s/ Elaine M. Lyerly	Director	February 29, 2016
Elaine M. Lyerly

/s/ John S. Ramsey, Jr.	Director	February 29, 2016
John S. Ramsey, Jr.

/s/ Abney S. Boxley, III	Director	February 29, 2016
Abney S. Boxley, III

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of May 31, 2013, by and among Randolph Bank & Trust Company, BNC Bancorp and Bank of North Carolina, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on May 31, 2013.

2.2
Agreement and Plan of Merger, dated as of December 17, 2013, by and among BNC Bancorp and South Street Financial Corp., incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on December 19, 2013.

2.3
Agreement and Plan of Merger, dated as of December 17, 2013, by and among BNC Bancorp and Community First Financial Group, Inc., incorporated by reference to Exhibit 2.2 to the Form 8-K filed with the SEC on December 19, 2013.

2.4
First Amendment to Agreement and Plan of Merger between BNC Bancorp and Community First Financial Group, Inc., dated March 21, 2014, incorporated by reference to Exhibit 2.2 to the Form S-4/A filed with the SEC on April 17, 2014.

2.5
Agreement and Plan of Merger, dated as of June 4, 2014, by and between Harbor Bank Group, Inc. and BNC Bancorp, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on June 5, 2014.

2.6
Agreement and Plan of Merger, dated as of November 17, 2014, by and between Valley Financial Corporation and BNC Bancorp, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on November 17, 2014.

2.7
Purchase and Assumption Agreement, dated June 1, 2015, by and between Bank of North Carolina and CertusBank, N.A., incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on June 1, 2015.

2.8
Agreement and Plan of Merger, dated August 14, 2015, by and between Southcoast Financial Corporation and BNC Bancorp, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 14, 2015.

2.9
Agreement and Plan of Merger, dated November 13, 2015, by and between High Point Bank Corporation and BNC Bancorp, incorporated by reference to Exhibit 2.1 to the Form 8-K/A filed with the SEC on November 17, 2015.

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Form S-4 filed with the SEC on October 28, 2015.
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on January 27, 2015.
4.1	Form of Common Stock (Voting) Certificate, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on August 27, 2012.
4.2	Form of Common Stock (Non-Voting) Certificate, incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on August 27, 2012.
4.3
Form of Subordinated Indenture, dated as of September 30, 2014, between BNC Bancorp and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on September 26, 2014.

4.4
Form of First Supplemental Indenture, dated as of September 30, 2014, between BNC Bancorp and Wilmington Trust, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on September 26, 2014.

4.5	Form of Global Note to represent 5.5% Subordinated Notes, due October 1, 2024, of BNC Bancorp, incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on September 26, 2014.
10.1	Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10(v) to the Form 10-Q filed with the SEC on November 2, 2009.
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

10.7	BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan, incorporated by reference to Exhibit (10)(vii) to the Form 10-K filed with the SEC on March 31, 2005.*
10.8	Amendment No. 1 to BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on June 18, 2010.*
10.9	Investment Agreement by and among BNC Bancorp and Aquiline BNC Holdings LLC, dated as of June 14, 2010, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 18, 2010.
10.10
Securities Purchase Agreement and Amendment Number 1 to Investment Agreement, dated as of May 31, 2012, by and between BNC Bancorp and Aquiline BNC Holdings LLC, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 6, 2012.

10.11
Amendment Number 2 to the Investment Agreement, dated as of February 7, 2013, by and between BNC Bancorp and Aquiline BNC Holdings LLC, incorporated by reference to Exhibit 10.18 to the Form 10-K filed with the SEC on March 18, 2013.

10.12	Form of Subscription and Registration Rights Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 18, 2010.
10.13
Form of Securities Purchase Agreement, dated as of May 31, 2012, by and between BNC Bancorp and the Purchasers thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 6, 2012.

10.14
Restricted Stock Grant Agreement, between BNC Bancorp, Bank of North Carolina, and W. Swope Montgomery, Jr., dated October 2, 2012, incorporated by reference to Exhibit 10.25 to the Form 10-K filed with the SEC on March 18, 2013.*

10.15
Restricted Stock Grant Agreement, between BNC Bancorp, Bank of North Carolina, and Richard D. Callicutt II, dated October 2, 2012, incorporated by reference to Exhibit 10.26 to the Form 10-K filed with the SEC on March 18, 2013.*

10.16
Restricted Stock Grant Agreement, between BNC Bancorp, Bank of North Carolina, and David B. Spencer, dated October 2, 2012, incorporated by reference to Exhibit 10.27 to the Form 10-K filed with the SEC on March 18, 2013.*

10.17
Consulting Agreement, dated as of April 10, 2013, by and among W. Swope Montgomery, Jr., BNC Bancorp and Bank of North Carolina, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 15, 2013.*

10.18
Restricted Stock Grant Agreement, dated effective as of April 30, 2013, between BNC Bancorp and Richard D. Callicutt II, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on August 9, 2013.*

10.19
Restricted Stock Grant Agreement, dated effective as of April 30, 2013, between BNC Bancorp and David B. Spencer, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed with the SEC on August 9, 2013.*

10.20	Term Loan Agreement, dated as of April 26, 2013, among BNC Bancorp and Synovus Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 30, 2013.
10.21	BNC Bancorp 2013 Omnibus Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 23, 2013.*
10.22
Employment Agreement, dated as of June 28, 2013, among BNC Bancorp, Bank of North Carolina and Richard D. Callicutt II, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2013.*

10.23
Employment Agreement, dated as of June 28, 2013, among BNC Bancorp, Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on July 3, 2013.*

10.24	BNC Bancorp Executive Incentive Program, effective January 1, 2014, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 12, 2014.*

Exhibit No.	Description
10.25	Form of Director Restricted Stock Award, incorporated by reference to Exhibit 10.31 to the Form 10-K filed with the SEC on March 13, 2014.*
10.26
Change in Control Severance Agreement, dated effective as of March 12, 2014, by and between Ronald J. Gorczynski and BNC Bancorp, incorporated by reference to Exhibit 10.32 to the Form 10-K filed with the SEC on March 13, 2014.*

10.27
Common Stock Share Exchange Agreement, dated November 25, 2014, among BNC Bancorp, Patriot Financial Partners, L.P., and Patriot Financial Partners Parallel, L.P., incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 1, 2014.

10.28	Credit Agreement, dated November 14, 2014, between BNC Bancorp and Synovus Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 14, 2014.
10.29
First Amendment to Credit Agreement, dated November 13, 2015, by and between BNC Bancorp and Synovus Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 17, 2015.

10.30	Award Letter to Richard D. Callicutt II from BNC Bancorp, dated January 21, 2014, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 12, 2014.*
10.31	Award Letter to David B. Spencer from BNC Bancorp, dated January 21, 2014, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on May 12, 2014.*
10.32
Restricted Stock Grant Agreement, dated as of October 20, 2014, between BNC Bancorp and Richard D. Callicutt II, incorporated by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on February 27, 2015.*

10.33
Restricted Stock Grant Agreement, dated as of October 20, 2014, between BNC Bancorp and David B. Spencer, incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on February 27, 2015.*

10.34
Restricted Stock Unit Award Agreement, dated as of September 30, 2015, between BNC Bancorp and Ronald J. Gorczynski, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2015.*

10.35	Form of Employee Restricted Stock Unit Award, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 9, 2015.*
21	Subsidiaries of BNC Bancorp.
23	Consent of Cherry Bekaert LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley-Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.