Form 10-Q
period 2016-03-31
BNC BANCORP
filed 2016-05-10
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The number of shares outstanding of the registrant's common stock at May 4, 2016 was 40,838,681.

BNC BANCORP

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Cash and due from banks	$53,808	$54,319
Interest-earning deposits in other banks	88,884	149,919
Investment securities available-for-sale, at fair value	501,496	490,140
Investment securities held-to-maturity, at amortized cost (fair value of $261,622 and $249,679 at March 31, 2016 and December 31, 2015, respectively)	255,751	244,417
Federal Home Loan Bank stock, at cost	8,712	8,171
Loans held for sale	33,455	39,470
Loans:
Originated loans	2,847,466	2,721,216
Acquired loans	1,390,688	1,478,655
Less allowance for loan losses	(32,548)	(31,647)
Net loans	4,205,606	4,168,224
Accrued interest receivable	16,718	18,055
Premises and equipment, net	114,800	112,968
Other real estate owned	30,770	32,561
FDIC indemnification asset	1,322	1,909
Investment in bank-owned life insurance	157,747	116,806
Goodwill and other intangible assets, net	151,829	152,985
Other assets	78,675	77,012
Total assets	$5,699,573	$5,666,956

Liabilities and shareholders' equity
Deposits:
Non-interest bearing demand	$794,548	$776,479
Interest-bearing demand	2,431,584	2,366,890
Time deposits	1,537,644	1,598,838
Total deposits	4,763,776	4,742,207
Short-term borrowings	94,625	103,212
Long-term debt	188,304	188,351
Accrued expenses and other liabilities	49,315	41,039
Total liabilities	5,096,020	5,074,809

Shareholders' equity:
Preferred stock, no par value; authorized 20,000,000 shares; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, no par value; authorized 60,000,000 shares; 35,985,226 and 35,952,883 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	449,673	448,728
Common stock, non-voting, no par value; authorized 20,000,000 shares; 4,820,844 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	33,507	33,507
Retained earnings	114,978	102,583
Stock in directors rabbi trust	(4,958)	(4,753)
Directors deferred fees obligation	4,958	4,753
Accumulated other comprehensive income	5,395	7,329
Total shareholders' equity	603,553	592,147
Total liabilities and shareholders' equity	$5,699,573	$5,666,956

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans, including fees	$50,302	$39,420
Investment securities:
Taxable	2,720	1,166
Tax-exempt	3,245	3,181
Interest-earning balances and other	214	120
Total interest income	56,481	43,887
Interest expense:
Demand deposits	2,968	1,704
Time deposits	3,273	2,738
Short-term borrowings	166	138
Long-term debt	1,584	1,237
Total interest expense	7,991	5,817
Net interest income	48,490	38,070
Provision for loan losses	647	110
Net interest income after provision for loan losses	47,843	37,960
Non-interest income:
Mortgage lending income	2,681	2,499
Service charges	2,321	1,644
Earnings on bank-owned life insurance	758	654
Gain (loss) on sale of investment securities, net	(39)	49
Other	2,241	1,454
Total non-interest income	7,962	6,300
Non-interest expense:
Salaries and employee benefits	18,413	17,410
Occupancy	3,252	2,581
Furniture and equipment	2,077	1,628
Data processing and supplies	1,438	1,161
Advertising and business development	684	646
Insurance, professional and other services	2,274	2,259
FDIC insurance assessments	900	735
Loan, foreclosure and other real estate owned expenses	1,376	2,325
Other	4,472	3,246
Total non-interest expense	34,886	31,991
Income before income tax expense	20,919	12,269
Income tax expense	6,484	3,511
Net income	$14,435	$8,758

Basic earnings per common share	$0.35	$0.27
Diluted earnings per common share	$0.35	$0.27
Dividends declared and paid per common share	$0.05	$0.05

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$14,435	$8,758
Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on investments securities available-for-sale	(1,006)	1,354
Tax effect	373	(501)
Reclassification of losses (gains) recognized in net income on sale of investment securities available-for-sale	39	(49)
Tax effect	(14)	18
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(492)	(161)
Tax effect	182	60
Net of tax amount	(918)	721
Cash flow hedging activities:
Unrealized holding losses	(1,612)	(1,296)
Tax effect	596	480
Net of tax amount	(1,016)	(816)
Total other comprehensive loss	(1,934)	(95)
Total comprehensive income	$12,501	$8,663

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common stock		Common stock - nonvoting		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	—	$—	27,777,737	$281,488	4,820,844	$33,507	$65,211	$(3,429)	$3,429	$10,182	390,388
Net income	—	—	—	—	—	—	8,758	—	—	—	8,758
Directors deferred fees	—	—	—	—	—	—	—	(1,520)	1,520	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(95)	(95)
Common stock issued pursuant to:
Stock-based compensation	—	—	17,963	720	—	—	—	—	—	—	720
Dividend reinvestment plan	—	—	5,102	84	—	—	—	—	—	—	84
Stock options exercised	—	—	156,125	1,907	—	—	—	—	—	—	1,907
Shares withheld for payment of taxes	—	—	(1,131)	(19)	—	—	—	—	—	—	(19)
Shares traded to exercise stock options	—	—	(60,187)	(1,047)	—	—	—	—	—	—	(1,047)
Excess income tax benefit	—	—	—	51	—	—	—	—	—	—	51
Cash dividends:
Common stock, $0.05 per share	—	—	—	—	—	—	(1,635)	—	—	—	(1,635)
Balance, March 31, 2015	—	$—	27,895,609	$283,184	4,820,844	$33,507	72,334	$(4,949)	4,949	$10,087	399,112

Balance, December 31, 2015	—	$—	35,952,883	$448,728	4,820,844	$33,507	$102,583	$(4,753)	$4,753	$7,329	$592,147
Net income			—	—	—	—	14,435	—	—	—	14,435
Directors deferred fees			—	—	—	—	—	(205)	205	—	—
Other comprehensive loss, net of tax			—	—	—	—	—	—	—	(1,934)	(1,934)
Common stock issued pursuant to:
Stock-based compensation			16,319	720	—	—	—	—	—	—	720
Dividend reinvestment plan			3,427	70	—	—	—	—	—	—	70
Stock options exercised			13,275	127	—	—	—	—	—	—	127
Shares withheld for payment of taxes			(678)	(15)	—	—	—	—	—	—	(15)
Excess income tax benefit			—	43	—	—	—	—	—	—	43
Cash dividends:
Common stock, $0.05 per share	—	—	—	—	—	—	(2,040)	—	—	—	(2,040)
Balance, March 31, 2016	—	$—	35,985,226	$449,673	4,820,844	$33,507	$114,978	$(4,958)	$4,958	$5,395	$603,553

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$14,435	$8,758
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	647	110
Depreciation and amortization	1,732	1,472
Amortization of premiums, net	1,108	958
Amortization of intangible assets	1,156	840
Accretion of fair value purchase accounting adjustments, net	(6,044)	(5,362)
Stock-based compensation	720	720
Excess income tax benefit of share-based compensation	43	51
Deferred compensation	161	103
Earnings on bank-owned life insurance	(758)	(654)
Loss (gain) on sale of investment securities, net	39	(49)
Loss (gain) on disposal of premises and equipment	9	(4)
Losses on other real estate owned	587	1,156
Gain on sale of loans, net	(3,423)	(2,732)
Origination of loans held for sale	(77,206)	(74,921)
Proceeds from sales of loans held for sale	84,088	89,922
Decrease in accrued interest receivable	1,337	1,328
Payments received from FDIC under loss-share agreements	823	611
Decrease (increase) in other assets	2,034	(483)
Increase in accrued expenses and other liabilities	3,652	1,406
Net cash provided by operating activities	25,140	23,230
Investing activities
Purchases of investment securities available-for-sale	(24,156)	(46,928)
Purchases of investment securities held-to-maturity	(15,936)	—
Proceeds from sales of investment securities available-for-sale	5,368	14,535
Proceeds from maturities and payments of investment securities available-for-sale	5,893	11,974
Proceeds from maturities and payments of investment securities held-to-maturity	3,535	11,711
(Purchase) redemption of Federal Home Loan Bank stock	(541)	3,924
Net increase in loans	(30,973)	(100,279)
Purchases of premises and equipment	(3,442)	(1,529)
Proceeds from disposal of premises and equipment	—	25
Investment in bank-owned life insurance	(40,183)	(52)
Investment in other real estate owned	(266)	(435)
Proceeds from sales of other real estate owned	2,530	4,748
Net cash used in investing activities	(98,171)	(102,306)

Financing activities
Net increase in deposits	21,930	156,942
Net decrease in short-term borrowings	(8,587)	(66,280)
Net increase in long-term-debt	—	168
Common stock issued from exercise of stock options, net of taxes	127	860
Common stock issued pursuant to dividend reinvestment plan	70	84
Common stock repurchased in lieu of income taxes	(15)	(19)
Cash dividends paid	(2,040)	(1,635)
Net cash provided by financing activities	11,485	90,120
Net (decrease) increase in cash and cash equivalents	(61,546)	11,044
Cash and cash equivalents, beginning of period	204,238	85,194
Cash and cash equivalents, end of period	$142,692	$96,238

Supplemental Statement of Cash Flows Disclosure
Interest paid	$7,192	$5,113
Income taxes paid	1,116	520
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$1,060	$3,093
Transfer of loans held for sale to portfolio loans	1,676	727
FDIC indemnification asset decrease, net	27	617

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Organization

BNC Bancorp (the "Company") was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina (the "Bank"). The Bank is incorporated under the laws of the State of North Carolina and provides a wide range of banking services tailored to the particular banking needs of the communities we serve. The Bank is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make commercial and consumer loans. The Bank also offers a wide range of banking services, including traditional products such as checking and savings accounts. The Bank conducts operations through 62 full-service banking offices, including 35 branches in North Carolina, 18 branches in South Carolina and nine branches in Virginia. The branches in Virginia and South Carolina operate as BNC Bank.

The Company is subject to the rules and regulations of the Board of Governors of the Federal Reserve System. The Bank operates under the banking laws of North Carolina, and is subject to the rules and regulations of the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation (“FDIC”). Accordingly, the Company and BNC are examined periodically by those regulatory authorities.

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The information contained in the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 should be referred to in connection with these unaudited interim consolidated financial statements.

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation. The reclassifications had no effect on net income or shareholders' equity as previously reported.

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

Recently Adopted and Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recorded as an asset on the balance sheet for the right to use the leased asset and a liability for the corresponding lease obligation for leases with terms of more than 12 months. The accounting treatment for lessors will remain relatively unchanged. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize measurement period adjustments during the period in which it determines the amount of the adjustment. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2015-16 on January 1, 2016 and the adoption did not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which amends the presentation of debt issuance costs in the balance sheet as a direct deduction from the related debt liability. This update affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015. Prior to the adoption of ASU 2015-03 on January 1, 2016, the Company recorded debt issuance costs as other assets in the consolidated balance sheet. The consolidated balance sheet as of December 31, 2015 reflects a reduction in other assets and long-term debt of $1.2 million related to the reclassification of debt issuance costs.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810), which amends the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. The Company adopted ASU 2015-02 on January 1, 2016 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

This acquisition expanded and further strengthened the Company's presence in upstate South Carolina, provided a low-cost base of core deposits and provided an experienced in-market team that enhances our ability to grow in that market. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the banking operations reporting unit.

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

The Company incurred total transaction-related costs of $1.4 million and $2.8 million during the three months ended March 31, 2016 and 2015, respectively, which were expensed as incurred as a component of non-interest expense. Transaction-related costs primarily included, but were not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses.

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

The Company's basic and diluted earnings per share calculations are presented in the following table:

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Net income	$14,435	$8,758

Weighted average common shares - basic	40,789,597	32,680,824
Add: Effect of dilutive Stock Rights	95,671	73,573
Weighted average common shares - diluted	40,885,268	32,754,397

Basic earnings per common share	$0.35	$0.27
Diluted earnings per common share	$0.35	$0.27

For the three months ended March 31, 2016 and 2015, respectively, there were no shares of Stock Rights excluded in computing diluted common shares outstanding.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$11,283	$408	$—	$11,691
State and municipals	166,137	10,614	—	176,751
Corporate debt securities	45,337	29	1,153	44,213
Asset-backed debt securities	164,989	15	3,361	161,643
Equity securities	11,478	232	463	11,247
Mortgage-backed securities:
Residential government sponsored	93,401	1,011	71	94,341
Other government sponsored	1,542	68	—	1,610
	$494,167	$12,377	$5,048	$501,496
Held-to-maturity:
State and municipals	$234,305	$7,320	$378	$241,247
Corporate debt securities	21,446	9	1,080	20,375
	$255,751	$7,329	$1,458	$261,622

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$12,025	$302	$—	$12,327
State and municipals	169,907	10,711	—	180,618
Corporate debt securities	48,392	—	689	47,703
Asset-backed debt securities	140,773	15	2,041	138,747
Equity securities	11,520	270	517	11,273
Mortgage-backed securities:
Residential government sponsored	97,611	562	396	97,777
Other government sponsored	1,616	79	—	1,695
	$481,844	$11,939	$3,643	$490,140
Held-to-maturity:
State and municipals	$228,417	$6,698	$477	$234,638
Corporate debt securities	16,000	1	960	15,041
	$244,417	$6,699	$1,437	$249,679

The amortized cost and estimated fair value of investment securities at March 31, 2016, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
Available-for-sale:	(Dollars in thousands)
Due within one year	$697	$716
Due after one through five years	55,885	58,324
Due after five through ten years	47,706	47,941
Due after ten years	378,401	383,268
Total debt securities	482,689	490,249
Equity securities	11,478	11,247
	$494,167	$501,496
Held-to-maturity:
Due within one year	$6,622	$6,739
Due after one year through five years	42,226	42,833
Due after five through ten years	25,163	25,429
Due after ten years	181,740	186,621
	$255,751	$261,622

At March 31, 2016 and December 31, 2015, investment securities with an estimated fair value of approximately $354.2 million and $371.8 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Proceeds from sales	$5,368	$14,535

Gross realized gains on sales	$130	$82
Gross realized losses on sales	(169)	(33)
Total realized (losses) gains, net	$(39)	$49

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016	(Dollars in thousands)
Available-for-sale:
Corporate debt securities	3	$13,111	$1,018	1	$365	$135	$13,476	$1,153
Asset-backed debt securities	32	141,491	2,866	2	7,311	495	148,802	3,361
Equity securities	1	5,162	170	1	686	293	5,848	463
Mortgage-backed securities	7	8,841	21	3	3,390	50	12,231	71
	43	$168,605	$4,075	7	$11,752	$973	$180,357	$5,048

Held-to-maturity:
State and municipals	19	$17,992	$212	12	$10,872	$166	$28,864	$378
Corporate debt securities	—	—	—	1	2,920	1,080	2,920	1,080
	19	$17,992	$212	13	$13,792	$1,246	$31,784	$1,458

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015	(Dollars in thousands)
Available-for-sale:
Corporate debt securities	6	$29,015	$658	1	$2,969	$31	$31,984	$689
Asset-backed debt securities	29	114,305	1,726	1	4,486	315	118,791	2,041
Equity securities	1	5,200	175	1	637	342	5,837	517
Mortgage-backed securities	20	66,175	327	3	3,432	69	69,607	396
	56	$214,695	$2,886	6	$11,524	$757	$226,219	$3,643

Held-to-maturity:
State and municipals	13	$20,658	$210	20	$17,072	$267	$37,730	$477
Corporate debt securities	—	—	—	1	3,040	960	3,040	960
	13	$20,658	$210	21	$20,112	$1,227	$40,770	$1,437

All state and municipal securities in an unrealized loss position were rated as investment grade at March 31, 2016. The Company continually assesses the risk of credit default for the municipal bond portfolio. The corporate debt securities are issued by well-capitalized and sound financial institutions. The asset-backed debt securities are rated at least Aa2 by Moody’s and the majority of these securities have been in an unrealized loss position for less than 12 months. The gross unrealized losses reported for the mortgage-backed securities relate to investment securities issued or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, or the Federal Home Loan Mortgage Corporation. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these investment securities before the anticipated recovery of the amortized cost basis. The unrealized losses for the debt securities are caused by changes in market interest rates, as opposed to credit concerns related to the respective issuers.

The equity securities held by the Company in an unrealized loss position at March 31, 2016 consist of publicly-traded common stock of an investment company, as well as preferred stock of a well-capitalized and sound financial institution. The Company concluded there are no concerns about the long-term viability of the issuers. The Company has the positive intent and ability to hold these securities until the anticipated recovery of value occurs.

Based on this analysis, the Company does not consider any investment securities to be other-than-temporarily impaired at March 31, 2016.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below:

	March 31, 2016			December 31, 2015
	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
	(Dollars in thousands)
Commercial real estate	$1,628,260	$628,629	$2,256,889	$1,575,555	$670,460	$2,246,015
Commercial construction	335,880	83,769	419,649	281,591	83,418	365,009
Commercial and industrial	277,407	122,755	400,162	279,495	139,621	419,116
Leases	28,732	—	28,732	26,773	—	26,773
Total commercial	2,270,279	835,153	3,105,432	2,163,414	893,499	3,056,913
Residential construction	67,290	8,619	75,909	59,937	16,084	76,021
Residential mortgage	496,205	542,501	1,038,706	484,895	563,563	1,048,458
Consumer and other	13,692	4,415	18,107	12,970	5,509	18,479
Total portfolio loans	$2,847,466	$1,390,688	$4,238,154	$2,721,216	$1,478,655	$4,199,871

(1)
Amount includes $38.3 million and $40.9 million of acquired loans covered under FDIC loss-share agreements at March 31, 2016 and December 31, 2015, respectively. The unpaid principal balance for acquired loans covered under FDIC loss-share agreements was $38.6 million and $41.4 million at March 31, 2016 and December 31, 2015, respectively.

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

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$142,671	$150,382
Accretion	1,157	1,688
Transfer to other real estate owned	(745)	(843)
Net payments received	(8,245)	(7,560)
Net charge-offs	(517)	(20)
Other activity, net	383	(572)
Balance at end of period	$134,704	$143,075

The following table presents a summary of changes in accretable difference on purchased loans accounted for under ASC 310-30:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$2,853	$4,418
Accretion	(1,157)	(1,688)
Adjustments to accretable difference due to changes in expected future cash flows	889	545
Balance at end of period	$2,585	$3,275

The Company has the ability to borrow funds from the FHLB and from the Federal Reserve Bank. At March 31, 2016 and December 31, 2015, real estate loans with carrying values of $1.80 billion and $1.68 billion, respectively, were pledged to secure borrowing facilities from these institutions.

A summary of the changes to the allowance for loan losses, by class of financing receivable, is presented below:

For the three months ended March 31, 2016	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance December 31, 2015	$13,471	$4,525	$4,586	$78	$466	$8,201	$320	$31,647
Charge-offs	(188)	—	(3)	—	—	(216)	(9)	(416)
Recoveries	53	204	154	—	7	142	58	618
Provision (1)	589	591	(238)	29	79	(323)	(80)	647
Change in FDIC indemnification asset (1)	(4)	(106)	(31)	—	—	216	(23)	52
Balance March 31, 2016	$13,921	$5,214	$4,468	$107	$552	$8,020	$266	$32,548

For the three months ended March 31, 2015	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance December 31, 2014	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399
Charge-offs	(1,546)	(6)	(85)	—	—	(288)	(56)	(1,981)
Recoveries	177	774	213	—	30	192	11	1,397
Provision (2)	1,573	(1,314)	(206)	(18)	(192)	195	72	110
Change in FDIC indemnification asset (2)	(87)	(388)	(32)	—	3	(67)	(3)	(574)
Balance March 31, 2015	$12,802	$3,377	$3,116	$85	$411	$9,345	$215	$29,351

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(0.4) million for the three months ended March 31, 2016. This resulted in an increase in the FDIC indemnification asset of $0.1 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $0.3 million.

(2)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(0.1) million for the three months ended March 31, 2015. This resulted in a decrease in the FDIC indemnification asset of $0.6 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $0.7 million.

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
Balances at March 31, 2016:	(Dollars in thousands)
Specific reserves:
Impaired loans	$2,079	$152	$649	$—	$42	$1,380	$2	$4,304
Purchase credit impaired loans	1,021	339	63	—	56	1,146	2	2,627
Total specific reserves	3,100	491	712	—	98	2,526	4	6,931
General reserves	10,821	4,723	3,756	107	454	5,494	262	25,617
Total	$13,921	$5,214	$4,468	$107	$552	$8,020	$266	$32,548

Loans:
Individually evaluated for impairment	$26,497	$3,899	$1,692	$—	$340	$18,811	$33	$51,272
Purchase credit impaired loans	79,617	11,698	2,469	—	1,652	39,124	144	134,704
Loans collectively evaluated for impairment	2,150,775	404,052	396,001	28,732	73,917	980,771	17,930	4,052,178
Total	$2,256,889	$419,649	$400,162	$28,732	$75,909	$1,038,706	$18,107	$4,238,154

Balances at December 31, 2015:
Specific reserves:
Impaired loans	$2,166	$182	$646	$—	$53	$1,562	$49	$4,658
Purchase credit impaired loans	1,176	354	47	—	5	971	6	2,559
Total specific reserves	3,342	536	693	—	58	2,533	55	7,217
General reserves	10,129	3,989	3,893	78	408	5,668	265	24,430
Total	$13,471	$4,525	$4,586	$78	$466	$8,201	$320	$31,647

Loans:
Individually evaluated for impairment	$26,498	$3,223	$1,687	$—	$825	$18,158	$129	$50,520
Purchase credit impaired loans	85,213	12,497	2,717	—	709	41,336	199	142,671
Loans collectively evaluated for impairment	2,134,304	349,289	414,712	26,773	74,487	988,964	18,151	4,006,680
Total	$2,246,015	$365,009	$419,116	$26,773	$76,021	$1,048,458	$18,479	$4,199,871

The following tables present information related to impaired loans, excluding purchased impaired loans:

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
March 31, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$12,007	$11,977	$1,919	$12,961	$12,921
Commercial construction	1,049	1,049	110	1,764	1,754
Commercial and industrial	1,378	1,367	547	—	—
Residential construction	341	340	42	—	—
Residential mortgage	7,941	7,909	780	2,472	2,461
Consumer and other	10	10	1	—	—
Total originated	22,726	22,652	3,399	17,197	17,136
Acquired:
Commercial real estate	1,283	1,299	161	324	324
Commercial construction	291	289	42	808	1,148
Commercial and industrial	320	400	102	1	—
Residential mortgage	5,628	5,901	600	2,815	2,822
Consumer and other	23	23	1	—	—
Total acquired	7,545	7,912	906	3,948	4,294
Total impaired loans	$30,271	$30,564	$4,305	$21,145	$21,430

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$11,750	$11,736	$1,990	$13,099	$13,068
Commercial construction	1,537	1,533	123	1,325	1,320
Commercial and industrial	1,459	1,451	575	—	—
Residential construction	343	342	42	306	306
Residential mortgage	8,159	8,141	860	2,154	2,145
Consumer and other	10	10	1	—	—
Total originated	23,258	23,213	3,591	16,884	16,839
Acquired:
Commercial real estate	1,374	1,390	175	330	331
Commercial construction	369	370	59	—	—
Commercial and industrial	232	304	71	—	—
Residential construction	109	109	11	68	588
Residential mortgage	5,302	5,632	702	2,572	2,597
Consumer and other	119	119	49	—	—
Total acquired	7,505	7,924	1,067	2,970	3,516
Total impaired loans	$30,763	$31,137	$4,658	$19,854	$20,355

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans:

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Impaired loans with allowance:	(Dollars in thousands)
Commercial real estate	$12,909	$103	$12,565	$81
Commercial construction	1,670	15	1,774	18
Commercial and industrial	1,654	34	1,433	12
Residential construction	378	4	404	3
Residential mortgage	13,246	61	9,722	15
Consumer and other	33	—	104	1
Total impaired loans with allowance	$29,890	$217	$26,002	$130
Impaired loans with no allowance:
Commercial real estate	$13,805	$129	$19,308	$98
Commercial construction	1,739	189	2,589	15
Commercial and industrial	126	—	262	—
Residential construction	68	—	114	—
Residential mortgage	5,646	23	10,647	46
Total impaired loans with no allowance	$21,384	$341	$32,920	$159

For the three months ended March 31, 2016 and 2015, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified as a troubled debt restructuring ("TDR") that remained on accrual status. The amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

At March 31, 2016 and December 31, 2015, respectively, the Company had $2.8 million and $2.5 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in progress.

The following tables present an aging analysis of the recorded investment in the Company's loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Loans
March 31, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$1,624,500	$678	$—	$—	$3,082	$1,628,260
Commercial construction	335,207	556	—	—	117	335,880
Commercial and industrial	276,734	386	97	—	190	277,407
Leases	28,722	10	—	—	—	28,732
Residential construction	67,290	—	—	—	—	67,290
Residential mortgage	492,955	411	—	—	2,839	496,205
Consumer and other	13,645	46	1	—	—	13,692
Total originated	2,839,053	2,087	98	—	6,228	2,847,466
Acquired:
Commercial real estate	621,184	2,703	898	—	3,844	628,629
Commercial construction	82,221	132	297	—	1,119	83,769
Commercial and industrial	121,915	449	137	—	254	122,755
Residential construction	8,456	—	163	—	—	8,619
Residential mortgage	530,574	3,304	1,170	—	7,453	542,501
Consumer and other	4,363	3	13	—	36	4,415
Total acquired	1,368,713	6,591	2,678	—	12,706	1,390,688
Total loans	$4,207,766	$8,678	$2,776	$—	$18,934	$4,238,154

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Loans
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$1,571,034	$800	$564	$—	$3,157	$1,575,555
Commercial construction	281,345	82	—	—	164	281,591
Commercial and industrial	279,116	89	21	—	269	279,495
Leases	26,773	—	—	—	—	26,773
Residential construction	59,631	—	—	—	306	59,937
Residential mortgage	480,251	1,714	203	—	2,727	484,895
Consumer and other	12,958	12	—	—	—	12,970
Total originated	2,711,108	2,697	788	—	6,623	2,721,216
Acquired:
Commercial real estate	664,153	893	1,139	—	4,275	670,460
Commercial construction	82,994	10	20	—	394	83,418
Commercial and industrial	139,130	69	250	3	169	139,621
Residential construction	15,891	—	16	—	177	16,084
Residential mortgage	552,348	3,266	1,010	—	6,939	563,563
Consumer and other	5,295	77	5	—	132	5,509
Total acquired	1,459,811	4,315	2,440	3	12,086	1,478,655
Total loans	$4,170,919	$7,012	$3,228	$3	$18,709	$4,199,871

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
Loss - Loans classified as loss are considered uncollectable and are in the process of being charged-off, as soon as practicable, once so classified.

The following tables present the recorded investment in the Company’s loans by credit quality indicator:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$1,555,581	$41,374	$31,305	$—	$—	$1,628,260
Commercial construction	327,194	6,227	2,459	—	—	335,880
Commercial and industrial	267,028	5,707	4,672	—	—	277,407
Leases	28,732	—	—	—	—	28,732
Residential construction	66,539	102	649	—	—	67,290
Residential mortgage	465,081	20,082	11,042	—	—	496,205
Consumer and other	13,302	380	10	—	—	13,692
Total originated	2,723,457	73,872	50,137	—	—	2,847,466
Acquired:
Commercial real estate	564,569	28,540	35,312	208	—	628,629
Commercial construction	69,297	5,967	8,382	123	—	83,769
Commercial and industrial	112,144	3,143	7,468	—	—	122,755
Residential construction	6,681	—	1,938	—	—	8,619
Residential mortgage	486,182	37,748	18,331	240	—	542,501
Consumer and other	4,264	114	37	—	—	4,415
Total acquired	1,243,137	75,512	71,468	571	—	1,390,688
Total loans	$3,966,594	$149,384	$121,605	$571	$—	$4,238,154

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$1,499,554	$48,775	$27,226	$—	$—	$1,575,555
Commercial construction	272,960	6,434	2,197	—	—	281,591
Commercial and industrial	270,116	4,855	4,524	—	—	279,495
Leases	26,773	—	—	—	—	26,773
Residential construction	59,265	24	648	—	—	59,937
Residential mortgage	453,544	20,440	10,911	—	—	484,895
Consumer and other	12,566	394	10	—	—	12,970
Total originated	2,594,778	80,922	45,516	—	—	2,721,216
Acquired:
Commercial real estate	596,973	31,318	42,169	—	—	670,460
Commercial construction	69,473	5,655	8,163	127	—	83,418
Commercial and industrial	127,911	3,273	8,437	—	—	139,621
Residential construction	14,541	470	1,073	—	—	16,084
Residential mortgage	504,836	38,763	19,716	248	—	563,563
Consumer and other	5,244	133	132	—	—	5,509
Total acquired	1,318,978	79,612	79,690	375	—	1,478,655
Total loans	$3,913,756	$160,534	$125,206	$375	$—	$4,199,871

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

The following tables provide a summary of loans modified as TDRs:

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
March 31, 2016	(Dollars in thousands)
Commercial real estate	$6,184	$720	$6,904	$437
Commercial construction	937	—	937	16
Commercial and industrial	1,182	—	1,182	485
Residential mortgage	6,671	12	6,683	1
Consumer and other	10	—	10	599
Total modifications	$14,984	$732	$15,716	$1,538
Number of contracts	37	5	42

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2015	(Dollars in thousands)
Commercial real estate	$5,938	$720	$6,658	$331
Commercial construction	893	46	939	16
Commercial and industrial	1,186	—	1,186	484
Residential mortgage	6,691	14	6,705	1
Consumer and other	10	—	10	564
Total modifications	$14,718	$780	$15,498	$1,396
Number of contracts	35	3	38

At March 31, 2016 and December 31, 2015, the Company had no available commitments outstanding on TDRs.

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

	Three Months Ended March 31, 2016
	Term	Payment	Interest Only	Combination	Total
	(Dollars in thousands)
Commercial real estate	$—	$314	$—	$—	$314
Total modifications	$—	$314	$—	$—	$314

	Three Months Ended March 31, 2015
	Term	Payment	Interest Only	Combination	Total
	(Dollars in thousands)
Commercial real estate	$417	$—	$—	$863	$1,280
Commercial and industrial	—	419	—	—	419
Total modifications	$417	$419	$—	$863	$1,699

The following tables summarize the period-end balance for loans modified and classified as TDRs in the previous 12 months for which a payment default has occurred. The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Consumer and other	$—	$34

Loans Held for Sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Loans held for sale at period end	$33,455	$25,505
Proceeds from sales of mortgage loans originated for sale	84,088	89,922
Gain on sales of mortgage loans originated for sale	2,543	2,368

NOTE 6 – DERIVATIVES
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

Derivatives Not Designated as Hedges

The Company utilizes derivative financial instruments, which may include interest rate swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. These derivative positions are recorded at fair value on the Company’s consolidated balance sheet and, due to the matched nature of these derivative instruments, changes in fair value do not impact the Company’s earnings. At March 31, 2016 and December 31, 2015, the Company had notional amounts of $62.8 million and $63.3 million, respectively, on interest rate contracts with corporate customers and in offsetting interest rate contracts with another financial institution to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The following table presents the fair value of the Company’s derivatives:

	March 31, 2016			December 31, 2015
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$62,848	Other assets	$1,902	$63,320	Other assets	$1,332

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate swap	$125,000	Accrued expenses and other liabilities	$2,697	$125,000	Accrued expenses and other liabilities	$1,085
Derivatives not designated as hedging instruments:
Interest rate swaps	$62,848	Accrued expenses and other liabilities	$1,902	$63,320	Accrued expenses and other liabilities	$1,332

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
March 31, 2016	(Dollars in thousands)
Derivative assets	$1,902	$—	$1,902	$—	$—	$1,902
Derivative liabilities	4,599	—	4,599	—	4,599	—
Total derivative instruments	$6,501	$—	$6,501	$—	$4,599	$1,902

December 31, 2015
Derivative assets	$1,332	$—	$1,332	$—	$—	$1,332
Derivative liabilities	2,417	—	2,417	—	2,417	—
Total derivative instruments	$3,749	$—	$3,749	$—	$2,417	$1,332

The Company has recorded a loss of $1.7 million, net of tax, as component of accumulated other comprehensive income at March 31, 2016 associated with the cash flow hedging instrument and expects $1.6 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months.

The following table presents the amounts recorded in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively, relating to derivative instruments designated as cash flow hedges, net of tax:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Amount of net losses recorded in OCI (effective portion)	$1,016	$816

No amount of net losses were reclassified to earnings during the three months ended March 31, 2016 and 2015, respectively.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended March 31, 2016 and 2015, respectively. The Company will continue to assess the effectiveness of the hedge on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At March 31, 2016, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $4.6 million, for which the Company has posted collateral with a fair value of $8.0 million.

NOTE 7 – BORROWINGS

The following table presents the Company’s short-term borrowings:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Repurchase agreements (1)	$70,783	$64,373
Federal funds purchased	19,842	19,839
Advances from FHLB	4,000	4,000
Revolving credit facility	—	15,000
Total short-term borrowings	$94,625	$103,212
(1) Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $95.0 million at March 31, 2016. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

The Company has an uncollateralized 364-day revolving credit facility (the “Credit Agreement”) for an aggregate principal amount of up to $25 million at any time outstanding. The Credit Agreement matures on November 12, 2016 with an interest rate the greater of i) 3.25%, ii) the Prime Rate, or iii) the Federal Funds rate, plus 0.50%. There were no borrowings outstanding under the Credit Agreement at March 31, 2016.

The following table presents the Company’s long-term debt:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Advances from FHLB	$82,782	$82,944
Subordinated notes	70,754	70,790
Junior subordinated debentures	36,242	36,190
	189,778	189,924
Less: Prepayment penalty on extinguishment of FHLB advances	1,474	1,573
Total long-term debt	$188,304	$188,351

The following table details the Company's long-term FHLB advances outstanding:

Maturity	Interest Rate (1)	March 31, 2016	December 31, 2015
		(Dollars in thousands)
March 2018	1.17%	$10,000	$10,000
July 2018	3.53%	10,000	10,000
July 2018	1.78%	3,000	3,000
September 2018	1.34%	20,000	20,000
June 2019	3.70%	5,000	5,000
June 2019	3.97%	13,000	13,000
January 2020	0.85%	10,000	10,000
January 2020	0.85%	10,000	10,000
		81,000	81,000
Unamortized premium		1,782	1,944
		$82,782	$82,944
(1) Interest rate on advances at March 31, 2016.

The advances from the FHLB have been made against a $957.2 million line of credit secured by real estate loans and investment securities with carrying values of $1.34 billion and $6.1 million, respectively, at March 31, 2016.

On September 30, 2014, the Parent Company issued $60.0 million of 5.5% Fixed to Floating Rate Subordinated Notes (the "Subordinated Notes"), all of which are outstanding at March 31, 2016. The Subordinated Notes bear interest at a fixed rate of 5.5% per year for the first 5 years and, from October 1, 2019 to the October 1, 2024 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month LIBOR plus 359 basis points. The Subordinated Notes are redeemable by the Parent Company at any quarterly interest payment date beginning on October 1, 2019 to maturity at par, plus accrued and unpaid interest.

The Company assumed a junior subordinated note in conjunction with the Valley acquisition with an outstanding balance of $10.7 million at March 31, 2016. The junior subordinated note bears interest at a variable rate of LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%, and has a maturity date of October 15, 2023. The interest rate for the subordinated note was 5.50% at March 31, 2016. The unamortized premium of $1.1 million at March 31, 2016 is being amortized using a level-yield methodology over the estimated holding period of approximately eight years.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At March 31, 2016, commercial loans and investment securities with carrying values of $463.5 million and $2.8 million, respectively, were assigned under these arrangements. At March 31, 2016, the Company had approximately $280.8 million in borrowing capacity available under these arrangements with no outstanding balance due.

The following table details the junior subordinated debentures outstanding:

	Shares issued	Interest rate (1)	Maturity date	March 31, 2016	December 31, 2015
				(Dollars in thousands)
BNC Bancorp Capital Trust I	5,000	LIBOR plus 3.25%	4/15/2033	$5,155	$5,155
BNC Bancorp Capital Trust II	6,000	LIBOR plus 2.80%	4/7/2034	6,186	6,186
BNC Capital Trust III	5,000	LIBOR plus 2.40%	9/23/2034	5,155	5,155
BNC Capital Trust IV	7,000	LIBOR plus 1.70%	12/31/2036	7,217	7,217
Valley Financial (VA) Statutory Trust I	4,000	LIBOR plus 3.10%	6/26/2033	4,124	4,124
Valley Financial (VA) Statutory Trust II	7,000	LIBOR plus 1.70%	12/15/2035	7,217	7,217
Valley Financial Statutory Trust III	5,000	LIBOR plus 1.70%	1/30/2037	5,155	5,155
				40,209	40,209
Unamortized discount				3,784	3,833
Unamortized debt issuance costs				183	186
				$36,242	$36,190
(1) Interest rate at March 31, 2016.

The Company was not aware of any violations of loan covenants at March 31, 2016.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income, net of taxes:

	Unrealized Holding Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2015	$5,227	$2,787	$(685)	$7,329
Other comprehensive loss before reclassifications	(633)	—	(1,016)	(1,649)
Reclassifications from accumulated other comprehensive income	25	(310)	—	(285)
Net current period other comprehensive loss	(608)	(310)	(1,016)	(1,934)
Balance at March 31, 2016	$4,619	$2,477	$(1,701)	$5,395

Balance at December 31, 2014	$7,089	$3,289	$(196)	$10,182
Other comprehensive income (loss) before reclassifications	853	—	(816)	37
Reclassifications from accumulated other comprehensive income	(31)	(101)	—	(132)
Net current period other comprehensive income (loss)	822	(101)	(816)	(95)
Balance at March 31, 2015	$7,911	$3,188	$(1,012)	$10,087

The following table details reclassification adjustments from accumulated other comprehensive income:

	Three Months Ended March 31,
Component of Accumulated Other Comprehensive Income	2016	2015	Affected Line Item in the Consolidated Statement of Income
	(Dollars in thousands)
Unrealized holding gains (losses) on investment securities available-for-sale	$(39)	$49	Gain (loss) on sale of investment securities, net
	14	(18)	Income tax expense
	(25)	31	Total, net of tax

Unrealized holding gains on investment securities transferred from available-for-sale to held-to-maturity (1)	492	161	Interest income - investment securities
	(182)	(60)	Income tax expense
	310	101	Total, net of tax
Total reclassifications for the period	$285	$132

(1)
The amortization of the unrealized holding gains in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer. Both components are amortized as an adjustment of yield.

NOTE 9 - FAIR VALUE MEASUREMENT

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

The following tables present information about certain assets and liabilities measured at fair value on a recurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
March 31, 2016	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$11,691	$—	$11,691	$—
State and municipals	176,751	—	176,751	—
Corporate debt securities	44,213	—	44,213	—
Asset backed securities	161,643	—	161,643	—
Equity securities	11,247	686	10,561	—
Mortgage-backed securities:
Residential government sponsored	94,341	—	94,341	—
Other government sponsored	1,610	—	1,610	—
Total investment securities available-for-sale	501,496	686	500,810	—
Derivative instruments:
Interest rate swaps - not designated	1,902	—	1,902	—
Total derivative instruments	1,902	—	1,902	—
Total assets measured at fair value on a recurring basis	$503,398	$686	$502,712	$—
Liabilities:
Interest rate swap - cash flow hedge	$2,697	$—	$2,697	—
Interest rate swaps - not designated	1,902	—	1,902	—
Total liabilities measured at fair value on a recurring basis	$4,599	$—	$4,599	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2015	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$12,327	$—	$12,327	$—
State and municipals	180,618	—	180,618	—
Corporate debt securities	47,703	—	47,703	—
Other debt securities	138,747	—	138,747	—
Equity securities	11,273	637	10,636	—
Mortgage-backed securities:
Residential government sponsored	97,777	—	97,777	—
Other government sponsored	1,695	—	1,695	—
Total investment securities available-for-sale	490,140	637	489,503	—
Derivative instruments:
Interest rate swap - not designated	1,332	—	1,332	—
Total derivative instruments	1,332	—	1,332	—
Total assets measured at fair value on a recurring basis	$491,472	$637	$490,835	$—
Liabilities:
Interest rate swap - cash flow hedge	$1,085	$—	$1,085	—
Interest rate swap - not designated	1,332	—	1,332	—
Total liabilities measured at fair value on a recurring basis	$2,417	$—	$2,417	$—

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

OREO – OREO is initially recorded at the lower of carrying value or fair value, less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation.

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
March 31, 2016	(Dollars in thousands)
Loans held for sale	$33,455	$—	$33,455	$—
Impaired loans	179,045	—	—	179,045
OREO	30,770	—	—	30,770
Total assets measured at fair value on a nonrecurring basis	$243,270	$—	$33,455	$209,815

December 31, 2015
Loans held for sale	$39,470	$—	$39,470	$—
Impaired loans	185,974	—	—	185,974
OREO	32,561	—	—	32,561
Total assets measured at fair value on a nonrecurring basis	$258,005	$—	$39,470	$218,535

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2016:

Description	Fair Value (in thousands)	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$179,045	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%
OREO	30,770	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2016	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$142,692	$142,692	$142,692	$—	$—
Investment securities available-for-sale	501,496	501,496	686	500,810	—
Investment securities held-to-maturity	255,751	261,622	—	261,622	—
Federal Home Loan Bank stock	8,712	8,712	—	8,712	—
Loans held for sale	33,455	33,455	—	33,455	—
Loans receivable, net	4,205,606	4,266,847	—	4,087,802	179,045
Accrued interest receivable	16,718	16,718	—	16,718	—
FDIC indemnification asset	1,322	1,322	—	—	1,322
Investment in bank-owned life insurance	157,747	157,747	—	157,747	—
Interest rate swaps - not designated	1,902	1,902	—	1,902	—
Financial liabilities:
Demand deposits and savings	$3,226,132	$3,226,132	$—	$3,226,132	$—
Time deposits	1,537,644	1,550,020	—	1,550,020	—
Short-term borrowings	94,625	94,625	—	94,625	—
Long-term debt	188,304	178,334	—	178,334	—
Accrued interest payable	2,801	2,801	—	2,801	—
Interest rate swap - cash flow hedge	2,697	2,697	—	2,697	—
Interest rate swaps - not designated	1,902	1,902	—	1,902	—

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2015	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$204,238	$204,238	$204,238	$—	$—
Investment securities available-for-sale	490,140	490,140	637	489,503	—
Investment securities held-to-maturity	244,417	249,679	—	249,679	—
Federal Home Loan Bank stock	8,171	8,171	—	8,171	—
Loans held for sale	39,470	39,470	—	39,470	—
Loans receivable, net	4,168,224	4,228,455	—	4,042,481	185,974
Accrued interest receivable	18,055	18,055	—	18,055	—
FDIC indemnification asset	1,909	1,909	—	—	1,909
Investment in bank-owned life insurance	116,806	116,806	—	116,806	—
Interest rate swaps - not designated	1,332	1,332	—	1,332	—
Financial liabilities:
Demand deposits and savings	$3,143,369	$3,143,369	$—	$3,143,369	$—
Time deposits	1,598,838	1,611,707	—	1,611,707	—
Short-term borrowings	103,212	103,212	—	103,212	—
Long-term debt	189,578	184,289	—	184,289	—
Accrued interest payable	2,002	2,002	—	2,002	—
Interest rate swap - cash flow hedge	1,085	1,085	—	1,085	—
Interest rate swaps - not designated	1,332	1,332	—	1,332	—

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The following table presents the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Commitments under unfunded loans and lines of credit	$1,125,883	$1,010,497
Letters of credit	11,004	14,213

We invest as a limited partner in partnerships that operate qualified affordable housing or invest in emerging companies in our geographic region. These limited partnership structures are considered to be variable interest entities ("VIEs") because the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary of the VIEs and do not consolidate them. Our investments in these partnerships are recorded in other assets on the consolidated balance sheet. The Company has committed to invest up to $10.8 million in these VIEs, of which $6.9 million was unfunded at March 31, 2016. At March 31, 2016, our maximum exposure to loss is our $3.9 million recorded investment.

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

NOTE 11 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At March 31, 2016, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013 Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). The 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. The Company had 118,000 Rights issued under the 2006 Omnibus Plan, 473,674 Rights issued and 841,520 Rights available for grants or awards under the 2013 Omnibus Plan, and 79,338 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

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

A summary of the Company’s stock option activity for the three months ended March 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding at December 31, 2015	152,571	$9.69
Issued	—	—
Exercised	13,275	9.60
Forfeited or expired	—	—
Outstanding at March 31, 2016	139,296	9.70	2.52	$1,590
Exercisable at March 31, 2016	139,275	9.70	2.52	1,590

The related compensation expense recognized for stock options, the intrinsic value of stock option exercised and the grant-date fair value of options that vested was immaterial for the three months ended March 31, 2016 and 2015, respectively.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the three months ended March 31, 2016 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2015	516,088	$15.78
Granted	33,450	20.58
Vested	(16,319)	17.36
Forfeited	(2,500)	19.33
Unvested at March 31, 2016	530,719	$16.02

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The Company recognized compensation expense of $0.7 million for restricted stock awards for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there was $5.9 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.93 years. The grant-date fair value of restricted stock grants vested was $0.3 million during the three months ended March 31, 2016 and 2015, respectively.

NOTE 12 – SUBSEQUENT EVENT

On May 2, 2016, the Bank entered into an agreement with the FDIC to terminate all existing loss share agreements with the FDIC. The loss share agreements were related to the Bank's acquisition of assets and assumption of liabilities of two failed banks through FDIC-assisted transactions in 2010 and 2011.

Under the terms of the agreement, the FDIC made a net payment of $2.1 million to the Bank as consideration for the early termination of the loss share agreements. After the elimination of the FDIC indemnification asset and payment of settlement charges, the Company expects to realize a corresponding one-time pre-tax net gain of approximately $0.1 million, which will be recorded during the second quarter of 2016.

As a result of entering into the early termination agreements, assets that were covered by the loss share arrangements, including covered loans in the amount of  $38.3 million and covered real estate owned in the amount of $1.8 million as of March 31, 2016, will be reclassified as non-covered as of June 30, 2016.

All rights and obligations of the Bank and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated under the termination agreement.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the allowance for loan losses, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the Company’s significant accounting policies during the first quarter of 2016. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

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

During recent years, we have focused much of our growth and expansion efforts on acquisitions of community banks that align with our strategy of growth focused within existing markets. These acquisitions have allowed us to increase our presence and build scale in these key metropolitan markets and have enhanced our organic growth opportunities.

In August 2015, we announced our entry into a definitive agreement to acquire all of the common stock of Southcoast Financial Corporation ("Southcoast"), the holding company for Southcoast Community Bank. Southcoast operates 10 branches in and around Charleston, South Carolina. This transaction is expected to close during the second quarter of 2016, subject to regulatory approval and other customary conditions.

In November 2015, we announced our entry into a definitive agreement to acquire all of the common stock of High Point Bank Corporation ("HPTB"), the holding company for High Point Bank and Trust. HPTB operates 12 branches in the Piedmont-Triad area of North Carolina. This transaction is expected to close in the second half of 2016, subject to regulatory approval, the approval of HPTB shareholders and other customary conditions.

Our financial highlights are presented in the following table:

Table 1
Financial Highlights

	For the Three Months Ended March 31,
	2016	2015
Operating data:	(Dollars in thousands, except per share information, shares in thousands)
Total interest income	$56,481	$43,887
Total interest expense	7,991	5,817
Net interest income	48,490	38,070
Provision for loan losses	647	110
Non-interest income	7,962	6,300
Non-interest expense	34,886	31,991
Net income	14,435	8,758

Common share and per common share data:
Diluted earnings per share	$0.35	$0.27
Dividends declared and paid	0.05	0.05
Book value	14.79	12.20
Tangible book value (1)	11.07	9.67
Weighted average diluted shares outstanding	40,885	32,754
End of period shares outstanding	40,806	32,716

Balance sheet data at period end:
Total assets (2)	$5,699,573	$4,172,139
Originated loans	2,847,466	2,262,601
Acquired loans	1,390,688	913,236
Allowance for loan and lease losses	32,548	29,351
Goodwill and other intangible assets, net	151,829	82,861
Deposits	4,763,776	3,552,926
Shareholders' equity	603,553	399,112

Selected performance ratios:
Return on average assets	1.03%	0.87%
Return on average common equity	9.72%	9.01%
Return on average tangible common equity (3)	13.71%	12.12%
Net interest margin (4)	3.96%	4.37%
Average equity to average assets	10.60%	9.62%

Asset quality ratios:
Net (recoveries) charge-offs to average portfolio loans	(0.02)%	0.08%
Allowance for loan losses to portfolio loans	0.77%	0.92%
Nonperforming assets to total assets	0.87%	1.61%
Nonperforming loans to portfolio loans	0.45%	0.88%
Excluding acquired:
Allowance for loan losses to originated loans	1.03%	1.15%
Nonperforming assets to originated loans and OREO	0.74%	1.60%
Nonperforming loans to originated loans	0.22%	0.65%

Capital ratios at period end:
Tier 1 leverage	8.91%	8.36%
Common equity tier 1	9.25%	8.92%
Tier 1 risk-based capital	10.00%	9.57%
Total risk-based capital	12.10%	12.09%

(1)
Tangible common book value per share is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition. See Table 2 for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

(2)	Amounts reflect reclassification of debt issuance costs in accordance with the adoption of ASU 2015-03.

(3)
Return on average tangible common equity is a non-GAAP financial measure that we believe provides management and investors with information that is useful in understanding our financial performance and condition. See Table 2 for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

(4)
Calculated by dividing tax equivalent net interest income by average interest-earning assets. The tax equivalent adjustment was $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

Table 2
Reconciliation of Non-GAAP Financial Measures

	For the Three Months Ended March 31,
	2016	2015
Tangible Common Book Value per Share:	(Dollars in thousands)
Shareholders' equity (GAAP)	$603,553	$399,112
Intangible assets	151,829	82,861
Tangible common shareholders equity (non-GAAP)	451,724	316,251
Common shares outstanding	40,806	32,716
Tangible common book value per share (non-GAAP)	$11.07	$9.67

Return on Average Tangible Common Equity:
Net income (GAAP)	$14,435	$8,758
Plus: Amortization of intangibles, net of tax	728	529
Tangible net income available to common shareholders (non-GAAP)	15,163	9,287
Average common shareholders' equity	597,127	394,034
Less: Average intangible assets	152,379	83,279
Average tangible common shareholders' equity (non-GAAP)	444,748	310,755
Return on average tangible common equity (non-GAAP)	13.71%	12.12%

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

Net interest income for the first quarter of 2016 was $50.4 million, an increase of 26.2% from $39.9 million for the first quarter of 2015. The increase was primarily driven by a $1.41 billion increase in average interest-earning assets, primarily due to the acquisitions of Valley and the Certus branches, respectively, as well as continued organic loan growth in our markets. The Company has also increased its on-balance sheet liquidity position, which has led to an increase in average investment securities and interest-bearing deposits in other financial institutions of 48.8% and 140.6%, respectively.

Net interest margin was 3.96% for the first quarter of 2016, a decrease of 41 basis points from 4.37% for the first quarter of 2015. The Company’s average yield on interest-earning assets for the first quarter of 2016 was 4.59%, a decrease of 41 basis points from 5.00% for the first quarter of 2015. The decrease is primarily due to a decrease in the yield earned on portfolio loans, which was 4.78% for the first quarter of 2016, as compared to 5.08% for the first quarter of 2015. This decrease is primarily due to pricing pressure on new and renewed portfolio loans. This decrease in interest rates was partially offset by $5.5 million of accretion earned on the acquired loan portfolio during the first quarter of 2016, as compared to $4.8 million earned for the first quarter of 2015. The average yield earned on the investment securities portfolio for the first quarter of 2016 was 4.29%, a decrease of 80 basis points from 5.09% earned for the first quarter of 2015. This decrease was primarily due to the purchase of new investment securities that have a lower yield than the current portfolio.

Average interest-bearing liabilities were $4.22 billion for the first quarter of 2016, an increase of 34.0% from $3.15 billion for the first quarter of 2015. The increase was due to an additional $1.02 billion of average interest-bearing deposits, primarily from acquisitions. The Company also increased average borrowings by $46.7 million, which is comprised of additional advances from the FHLB, as well as subordinated notes and junior subordinated debentures acquired from Valley. The Company’s average cost of interest-bearing liabilities was 0.76% for the first quarter of 2016, compared to 0.75% for the first quarter of 2015.

The following table details the major components of net interest income and the related yields and rates:

Table 3
Average Balance and Net Interest Income (FTE)

	For the Three Months Ended March 31,
	2016			2015
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
Interest-earning assets:	(Dollars in thousands)
Loans and leases (1)	$4,204,767	$49,931	4.78%	$3,128,992	$39,205	5.08%
Loans held for sale	37,203	371	4.01%	25,747	215	3.39%
Investment securities, taxable	372,583	2,720	2.94%	141,963	1,166	3.33%
Investment securities, tax-exempt (2)	364,778	5,151	5.68%	353,624	5,049	5.79%
Interest-earning balances and other	139,367	214	0.62%	57,926	120	0.84%
Total interest-earning assets	5,118,698	58,387	4.59%	3,708,252	45,755	5.00%
Other assets	516,439			388,947
Total assets	$5,635,137			$4,097,199
Interest-bearing liabilities:
Demand deposits	$2,193,939	$2,902	0.53%	$1,514,308	$1,653	0.44%
Savings deposits	178,893	66	0.15%	140,681	51	0.15%
Time deposits	1,580,836	3,273	0.83%	1,275,326	2,738	0.87%
Borrowings	262,880	1,750	2.68%	216,182	1,375	2.58%
Total interest-bearing liabilities	4,216,548	7,991	0.76%	3,146,497	5,817	0.75%
Non-interest-bearing deposits	778,114			532,348
Other liabilities	43,348			24,320
Shareholders' equity	597,127			394,034
Total liabilities and shareholder's equity	$5,635,137			$4,097,199
Net interest income and interest rate spread		$50,396	3.83%		$39,938	4.25%
Net interest margin			3.96%			4.37%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

The following table details the variances in net interest income between the three months ended March 31, 2016 and 2015 caused by changes in interest rates and changes in volumes:

Table 4
Volume and Rate Variance Analysis (FTE)

	Increase (decrease) due to
	Volume	Rate	Total
Interest income:	(Dollars in thousands)
Loans and leases	$13,510	$(2,784)	$10,726
Loans held for sale	107	49	156
Investment securities, taxable	1,807	(253)	1,554
Investment securities, tax-exempt (1)	201	(99)	102
Interest-earning balances and other	149	(55)	94
Total interest income	15,774	(3,142)	12,632

Interest expense:
Deposits:
Demand deposits	837	412	1,249
Savings deposits	15	—	15
Time deposits	670	(135)	535
Borrowings	316	59	375
Total interest expense	1,838	336	2,174
Net interest income increase (decrease)	$13,936	$(3,478)	$10,458

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

The Company recorded a provision for loan losses of $0.6 million for the first quarter of 2016, an increase from $0.1 million recorded for the first quarter of 2015. The provision for loan losses recorded during the first quarter of 2016 was allocated to loans not acquired by the Company. The additional provision was recorded due to the recent high levels of loan growth in the originated loan portfolio.

The amount of provision for loan losses is based on our analysis of the adequacy of the allowance for loan and lease losses utilizing the criteria discussed in the Critical Accounting Policies section of our Annual Report on Form 10-K for the year ended December 31, 2015.
See additional discussion under "Asset Quality - Analysis of Allowance for Loan Losses” section.

Non-Interest Income

Non-interest income was $8.0 million for the first quarter of 2016, an increase of 26.4% from $6.3 million for the first quarter of 2015. The following table presents the components of non-interest income:

Table 5
Non-Interest Income

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Mortgage lending income	$2,681	$2,499
Service charges	2,321	1,644
Earnings on bank-owned life insurance	758	654
Gain (loss) on sale of investment securities, net	(39)	49
Other	2,241	1,454
Total non-interest income	$7,962	$6,300

Mortgage lending income was $2.7 million for the first quarter of 2016, compared to $2.5 million for the first quarter of 2015. During the first quarter of 2016, the Company closed 435 mortgage loans totaling $95.1 million, compared with 382 loans totaling $89.9 million for the first quarter of 2015.

Income from service charges was $2.3 million for the first quarter of 2016, an increase of 41.2% from $1.6 million for the first quarter of 2015. The increase was directly due to the increase in deposits and volume of transactions from the Company's recent acquisitions and organic growth.

Other non-interest income for the first quarter of 2016 increased $0.8 million as compared to the first quarter of 2015. One of the primary drivers of this increase was income generated from the sale of the guaranteed-portion of SBA loans, which was $0.9 million for the first quarter of 2016, an increase of 141.9% from $0.4 million for the first quarter of 2015. Many of the non-interest income sources, such as income from recoveries on acquired loans and income derived from our investment brokerage services, are volatile and can vary significantly from period to period.

Non-Interest Expense

Non-interest expense was $34.9 million for the first quarter of 2016, an increase of 9.0% from $32.0 million for the first quarter of 2015. Included in non-interest expense for the first quarter of 2016 and 2015 was $1.4 million and $2.8 million, respectively, of transaction-related expenses related to the Company's acquisitions. The following table presents the components of non-interest expense:

Table 6
Non-Interest Expense

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$18,413	$17,410
Occupancy	3,252	2,581
Furniture and equipment	2,077	1,628
Data processing and supplies	1,438	1,161
Advertising and business development	684	646
Insurance, professional and other services	2,274	2,259
FDIC insurance assessments	900	735
Loan, foreclosure and other real estate owned	1,376	2,325
Other	4,472	3,246
Total non-interest expense	$34,886	$31,991

The increase in non-interest expense is primarily due to the increased headcount and facilities from the acquisitions of Valley and the Certus branches during the second half of 2015.

Other expenses totaled $4.5 million for the first quarter of 2016, an increase of 37.8% from the first quarter of 2015. This increase was primarily due to a $0.3 million increase in amortization expense on acquired intangible assets, a $0.3 million increase in franchise fees and state assessment charges, and miscellaneous additional increases due to the increased size of the Company.

Loan, foreclosure and OREO expenses include foreclosure and carrying costs and realized losses and write-downs of foreclosed properties. Realized losses and valuation adjustments on foreclosed property totaled a net loss of $0.3 million for the first quarter of 2016, as compared to a net loss of $1.2 million for the first quarter of 2015.

Income Taxes

Income tax expense was $6.5 million for the first quarter of 2016, an increase of 84.7% from $3.5 million for the first quarter of 2015. We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. Due to an increase in our level of taxable income relative to non-taxable income, our effective tax rate for the first quarter of 2016 was 31.0%, as compared to an effective tax rate of 28.6% for the first quarter of 2015.

Analysis of Financial Condition

Investment Securities

Our investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Investment securities classified as available for sale are carried at fair value in the consolidated balance sheet, while investment securities classified as held to maturity are shown at amortized cost in the consolidated balance sheet. Our total investment securities portfolio had a carrying value of $757.2 million at March 31, 2016, as compared to $734.6 million at December 31, 2015.

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

Our investment securities portfolio included gross unrealized gains of $19.7 million and gross unrealized losses of $6.5 million at March 31, 2016, compared to gross unrealized gains of $18.6 million and gross unrealized losses of $5.1 million at December 31, 2015. Management believes that all of its unrealized losses on individual investment securities at March 31, 2016 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

At March 31, 2016, our investment securities portfolio included 349 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The Company does not own any debt instruments issued by Puerto Rico. The Company continually assesses the risk of credit default for the municipal bond portfolio and believes the portfolio has a low risk of credit default. The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions at March 31, 2016:

Table 7
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
General obligation bonds:	(Dollars in thousands)
Texas	$121,293	$126,865
Washington	28,723	29,959
Ohio	22,491	23,765
North Carolina	18,811	19,353
California	15,236	15,908
Pennsylvania	13,679	14,114
Other (21 states)	65,439	68,420
Total general obligation bonds:	285,672	298,384
Revenue bonds:
North Carolina	34,226	35,307
Indiana	16,940	17,907
South Carolina	12,026	12,484
Florida	11,188	11,672
Texas	7,369	7,776
Washington	6,600	6,838
New York	5,792	5,924
Other (12 states)	20,629	21,706
Total revenue bonds:	114,770	119,614
Total obligations of state and political subdivisions	$400,442	$417,998

Our largest exposure in general obligation bonds was 67 bonds issued by various school districts in Texas with a total amortized cost basis of $88.9 million and total fair value of $93.2 million at March 31, 2016. Of this total, $72.9 million in amortized cost and $76.2 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

Our investments in revenue bonds at March 31, 2016 are summarized in the following table:

Table 8
Revenue Bonds by Source

	Amortized Cost	Fair Value
	(Dollars in thousands)
College and university	$20,157	$20,808
Health, hospitality and nursing home	19,955	20,941
Water and sewer	18,496	19,550
Power and electricity	13,120	13,436
Lease (abatement)	7,032	7,691
Other	36,010	37,188
Total revenue bonds	$114,770	$119,614

Our largest individual exposures in revenue bonds at March 31, 2016 were three bonds to be repaid by future pledged power and utility revenue, and seven bonds to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $18.3 million and the total fair value was $18.9 million at March 31, 2016.

All of our investments in state and political subdivisions are rated A- or higher by nationally recognized ratings agencies and are subject to an initial pre-purchase credit assessment and ongoing monitoring. The factors considered in this analysis include capacity to pay, market and economic data, soundness of budgetary position and/or assets collateralizing the securities, sources, strength, and stability of tax or enterprise revenue, review of the credit rating, as provided by one or more nationally recognized credit ratings agencies, as well as any other factors as are available and relevant to the security or issuer. While we do not place sole reliance on the credit rating of the security, no investment in a state or political subdivision is considered for purchase unless it has an investment grade credit rating by one or more nationally recognized credit ratings agencies. We perform additional detailed risk analysis should any security be downgraded below investment grade to determine if the security should be retained or sold. This risk analysis includes, but is not limited to, discussions with third party credit analysts and review of any changes that may affect the credit worthiness of the issuer and its ability to make timely principal and interest payments.

Our evaluation of investments in state and political subdivisions at March 31, 2016 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by nationally recognized credit ratings agencies.

The Company's investment securities portfolio also includes 38 asset-backed securities, which are collateralizations of student loan pools; securitizations of cash flows derived single family rental properties; and collateralized loan obligations, which are pools of non-investment grade corporate loans. Our investments in asset-backed securities at March 31, 2016 are summarized in the following table:

Table 9
Asset-Backed Securities

	Amortized Cost	Fair Value
	(Dollars in thousands)
Collateralized by pools of single family residential rental income	$102,689	$100,419
Collateralized loan obligations	57,490	56,803
Collateralized by pools of student loans	4,810	4,421
Total asset-backed securities	$164,989	$161,643

The Company’s recent increase in these types of variable rate securities is part of a larger balance sheet strategy to increase on-balance sheet liquidity with securities that complement the duration and interest rate risk profile of the investment securities portfolio. While we do not place sole reliance on the credit rating of a security, all of the Company's asset-backed securities are rated AA or higher by nationally recognized credit ratings agencies. Ongoing analysis of these securities is performed to monitor overall creditworthiness of the issuer and likelihood of timely principal and interest payments.

Our evaluation of investments in asset-backed securities at March 31, 2016 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by nationally recognized credit ratings agencies.

Due to the recent decline in crude oil prices, the Company reviewed the investment portfolio to determine the level of exposure to the energy sector and potential risk of loss. At March 31, 2016, we owned asset-backed securities from six separate issuers that had some portion of collateral associated with the oil and gas industry. The collateral specific to the energy sector was less than 3% of the total collateral of these issuances, and the Company's proportional ownership was less than 1%. We also noted that, while we have a significant amount of investments in state and political subdivisions that rely on the oil and gas industry, the vast majority of our investments are backed by revenue sources or guaranteed by programs that are not dependent on the energy industry. Based on this analysis, the Company's overall exposure was determined to be negligible.

Loans

Total portfolio loans were $4.24 billion at March 31, 2016, an increase of $38.3 million from $4.20 billion at December 31, 2015. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

The following table presents the composition of our loan portfolio:

Table 10
Loan Portfolio Composition

	March 31, 2016		December 31, 2015
	Amount	% of Total Loans	Amount	% of Total Loans
Originated:	(Dollars in thousands)
Commercial real estate	$1,628,260	38.4%	$1,575,555	37.5%
Commercial construction	335,880	7.9%	281,591	6.7%
Commercial and industrial	277,407	6.5%	279,495	6.7%
Leases	28,732	0.7%	26,773	0.6%
Residential construction	67,290	1.6%	59,937	1.4%
Residential mortgage	496,205	11.7%	484,895	11.6%
Consumer and other	13,692	0.3%	12,970	0.3%
Total originated loans	2,847,466	67.1%	2,721,216	64.8%

Acquired:
Commercial real estate	628,629	14.8%	670,460	16.0%
Commercial construction	83,769	2.0%	83,418	2.0%
Commercial and industrial	122,755	2.9%	139,621	3.3%
Residential construction	8,619	0.2%	16,084	0.4%
Residential mortgage	542,501	12.8%	563,563	13.4%
Consumer and other	4,415	0.2%	5,509	0.1%
Total acquired loans (1)	1,390,688	32.9%	1,478,655	35.2%
Total portfolio loans	$4,238,154	100.0%	$4,199,871	100.0%

(1) Amount includes $38.3 million and $40.9 million of acquired loans covered under FDIC loss-share agreements at March 31, 2016 and December 31, 2015, respectively.

Overall, new loan originations during the first quarter of 2016 were $401.3 million, an increase of 28.8% from loan originations of $311.6 million during the first quarter of 2015.

Notable contributions to the change in loan balances during the first quarter of 2016 were as follows:

•
The commercial real estate portfolio, which consists of multi-family residential property and owner and non-owner occupied nonresidential properties, was $2.26 billion at March 31, 2016, an increase of $10.9 million from December 31, 2015. Excluding loans acquired in business combinations, commercial real estate loans were $1.63 billion at March 31, 2016, an increase of $52.7 million from December 31, 2015. The Company experienced a significant increase in commercial real estate payoffs during the current quarter, as borrowers took advantage of the lower interest and capitalization rate environment, in light of anticipated increases in interest rates during 2016.

•
The commercial construction portfolio totaled $419.6 million at March 31, 2016, an increase of $54.6 million, or 15.0%, from December 31, 2015. This portfolio includes projects that span multiple industries and locations within our footprint, with the primary components being multi-family and shopping center construction projects. While the volume of originated loans was strong during the first quarter of 2016, the Company experienced a customary slowdown in funding due to seasonality.

•
Residential mortgage loans totaled $1.04 billion at March 31, 2016, a decrease of $9.8 million from December 31, 2015. Excluding loans acquired in business combinations, residential mortgage loans were $496.2 million at March 31, 2016, an increase of $11.3 million from December 31, 2015.

At March 31, 2016, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $236.5 million, which represented approximately 97% of the total second liens held by the Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15-year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding principal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At March 31, 2016, approximately 98% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria include analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either converted to conventional second mortgage loans that are fully amortizing or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.

The following table summarizes the maturity dates of our home equity lines of credit at March 31, 2016:

Table 11
Home Equity Line of Credit Maturities

(Dollars in thousands)
2016	$7,722
2017	7,365
2018	8,044
2019	11,327
2020	13,560
Thereafter	326,754
$374,772

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. Total deposits at March 31, 2016 were $4.76 billion, compared to total deposits of $4.74 billion at December 31, 2015. The Company continues to grow its transactional deposit base, which has increased by $82.8 million during the first quarter of 2016. This increase is due to the Company's continued success in attracting new customers in our metropolitan markets.

Wholesale deposits were 25.9% of total deposits at March 31, 2016, a decrease compared to 27.5% at December 31, 2015. At the end of 2015, the Company increased wholesale funding for anticipated loan growth and to enhance liquidity. This additional liquidity was utilized during the first quarter of 2016 to fund organic loan growth, purchase additional investments, and reduce borrowings. The Company retired much of this wholesale funding at the end of the first quarter of 2016.

Borrowings

The total carrying value of our outstanding borrowings at March 31, 2016 was $282.9 million, a decrease compared to total carrying value of borrowings of $291.6 million at December 31, 2015. Short-term borrowings are comprised of short-term FHLB advances, securities sold under agreements to repurchase and Federal funds purchased. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. Long-term funding is comprised of long-term FHLB advances and subordinated notes.

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

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and OREO, totaled $49.7 million, or 0.87% of total assets, at March 31, 2016, as compared to $51.3 million, or 0.90% of total assets, at December 31, 2015. Nonperforming assets that were not acquired by the Company totaled $21.2 million at March 31, 2016, a slight decrease from $22.2 million at December 31, 2015.

The following table summarizes total nonperforming assets for the past five quarters:

Table 12
Nonperforming Assets

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands)
Nonaccrual loans - non-acquired	$6,228	$6,623	$5,914	$12,998	$14,776
Nonaccrual loans - acquired	12,706	12,086	14,322	12,391	13,191
OREO - non-acquired	14,987	15,588	18,791	20,767	21,869
OREO - acquired	15,783	16,973	18,489	12,241	17,558
90 days past due - non-acquired	—	—	—	—	—
90 days past due - acquired	—	3	—	14	—
Total nonperforming assets	$49,704	$51,273	$57,516	$58,411	$67,394
Total nonperforming assets - non-acquired	$21,215	$22,211	$24,705	$33,765	$36,645

Loans restructured/modified not included in above,
(not 90 days past due or on nonaccrual)	$14,984	$14,718	$15,562	$14,100	$15,168

Ratio of total nonperforming assets to total assets	0.87%	0.90%	1.11%	1.37%	1.61%
Ratio of total nonperforming loans to total portfolio loans	0.45%	0.45%	0.51%	0.78%	0.88%

Excluding acquired:
Ratio of nonperforming assets to originated loans and OREO	0.74%	0.81%	0.95%	1.40%	1.60%
Ratio of nonperforming loans to originated loans	0.22%	0.24%	0.23%	0.54%	0.65%

Total nonaccrual loans were $18.9 million at March 31, 2016, a slight increase from total nonaccrual loans of $18.7 million at December 31, 2015. Nonaccrual loans that were not acquired by the Company decreased from $6.6 million at December 31, 2015 to $6.2 million at March 31, 2016.

Total OREO was $30.8 million at March 31, 2016, a decrease of $1.8 million from total OREO of $32.6 million at December 31, 2015. OREO properties that were not acquired by the Company were $15.0 million at March 31, 2016, compared to $15.6 million at December 31, 2015. The carrying values of OREO represent the lower of the carrying amount or fair value less costs to sell. Realized losses and valuation adjustments on OREO totaled a net loss of $0.3 million for the first quarter of 2016, as compared to a net loss of $1.2 million for the first quarter of 2015.

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

Analysis of Allowance for Loan Losses

The allowance for loan losses was $32.5 million at March 31, 2016, an increase compared to $31.6 million at December 31, 2015. The ratio of the allowance for loan losses to total portfolio loans was 0.77% and 0.75% at March 31, 2016 and December 31, 2015, respectively. Excluding loans acquired by the Company, the ratio of the allowance for loans to portfolio loans was 1.03% and 1.05% at March 31, 2016 and December 31, 2015, respectively. The allowance for loan losses was equal to 171.9% of our total nonperforming loans and leases at March 31, 2016, compared to 169.1% at December 31, 2015.

The Company experienced $0.2 million in net recoveries of previously charged-off loans during the first quarter of 2016, compared to net charge-offs of $0.6 million, or 0.08% of average loans, for the first quarter of 2015. Gross charge-offs were $0.4 million during the first quarter of 2016, compared to $2.0 million during the first quarter of 2015.

The following table presents information related to the allowance for loan losses for the periods presented:

Table 13
Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Beginning balance	$31,647	$30,399
Provision for credit losses:
Non-covered loans	1,059	259
Covered loans	(412)	(149)
Change in FDIC indemnification asset	52	(574)
Net recoveries on loans covered under loss-share	189	559
Charge-offs on loans not covered under loss-share:
Commercial real estate	(141)	(1,530)
Commercial and industrial	—	(85)
Residential mortgage	(154)	(284)
Consumer and other	(9)	(55)
Total charge-offs	(304)	(1,954)

Recoveries on loans not covered under loss-share:
Commercial real estate	46	147
Commercial construction	9	301
Commercial and industrial	123	183
Residential construction	7	30
Residential mortgage	106	141
Consumer and other	26	9
Total recoveries	317	811
Net recoveries (charge-offs) on loans not covered under loss-share	13	(1,143)
Ending balance	$32,548	$29,351

Total
Ratio of allowance for loan losses to total portfolio loans	0.77%	0.92%
Excluding acquired
Ratio of allowance for loan losses to originated loans	1.03%	1.15%

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

Capital Resources

Total shareholders’ equity was $603.6 million at March 31, 2016, an increase from shareholders’ equity of $592.1 million at December 31, 2015.

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

The Bank and the Company's capital levels are characterized as "well-capitalized" under the Basel III Capital Rules. The capital adequacy ratios for BNC and the Company are set forth below:

Table 14
Capital Adequacy Ratios

Bank of North Carolina:	Well-Capitalized Regulatory Threshold	March 31, 2016	December 31, 2015
Tier 1 leverage	5.00%	9.72%	9.80%
Common equity tier 1	6.50%	10.92%	10.94%
Tier 1 risk-based capital	8.00%	10.92%	10.94%
Total risk-based capital	10.00%	11.59%	11.61%

BNC Bancorp:
Tier 1 leverage	5.00%	8.91%	9.01%
Common equity tier 1	6.50%	9.25%	9.32%
Tier 1 risk-based capital	8.00%	10.00%	10.05%
Total risk-based capital	10.00%	12.10%	12.19%

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

While dividends from BNC and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company securities). The Parent Company did not receive dividends from subsidiaries during the first quarter of 2016.

BNC has $120.0 million of established federal funds and other unsecured lines with counterparty banks, with $100.2 million available at March 31, 2016. BNC also has the ability to borrow from the FHLB and the Federal Reserve Bank, with $872.2 million and $280.8 million, respectively, in available credit at March 31, 2016. BNC also has excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the FHLB or other parties as necessary.

Investment securities are an important tool to the Company’s liquidity objective. Of the $757.2 million in the Company's investment securities portfolio at March 31, 2016, $501.5 million are designated as available-for-sale. Some of these securities are pledged to secure collateralized deposits, borrowings and for other purposes as required or permitted by law. The remaining investment securities could be pledged or sold to enhance liquidity, if necessary.

For the three months ended March 31, 2016, net cash provided by operating activities and financing activities was $25.1 million and $11.5 million, respectively, while net cash used in investing activities was $98.2 million, for a net decrease in cash and cash equivalents of $61.5 million since December 31, 2015. The primary cash outflows during the three months ended March 31, 2016 related to the funding the Company's continued organic loan growth, the purchase of investments, which includes both investment securities and bank-owned life insurance, and the repayment of short-term borrowings. The primary cash inflows related to cash received from core operations and increased deposits.

For the three months ended March 31, 2015, net cash provided by operating and financing activities was $23.2 million and $90.1 million, respectively, while net cash used in investing activities was $102.3 million, for a net increase in cash and cash equivalents of $11.0 million since December 31, 2014. The primary cash outflows during the three months ended March 31, 2015 related to the increase in loans, repayment of borrowings, and purchases of investment securities, while the primary cash inflows related to cash received from core operations, increase in deposits, and cash received from payments and sales of investment securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, BNC’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to BNC’s policies.

The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2015 to March 31, 2016. See Note 6 “Derivatives” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report for more information on the Company’s strategies to hedge its interest rate risk.

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

As of March 31, 2016, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 “Commitments and Contingencies” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

BNC BANCORP

Date:	May 9, 2016	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2016	By: /s/ David B. Spencer
David B. Spencer
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Mutual Waivers, dated March 22, 2016, by and between BNC Bancorp and Southcoast Financial Corporation (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2016).

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