Form 10-Q
period 2016-06-30
BNC BANCORP
filed 2016-08-09
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of shares outstanding of the registrant's common stock at August 4, 2016 was 48,087,676.

BNC BANCORP

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash and due from banks	$70,525	$54,319
Interest-earning deposits in other banks	121,865	149,919
Investment securities available-for-sale, at fair value	539,781	490,140
Investment securities held-to-maturity, at amortized cost (fair value of $272,817 and $249,679 at June 30, 2016 and December 31, 2015, respectively)	263,277	244,417
Federal Home Loan Bank stock, at cost	11,582	8,171
Loans held for sale	41,703	39,470
Loans:
Originated loans	3,163,357	2,721,216
Acquired loans	1,649,328	1,478,655
Less allowance for loan losses	(33,841)	(31,647)
Net loans	4,778,844	4,168,224
Accrued interest receivable	19,581	18,055
Premises and equipment, net	136,775	112,968
Other real estate owned	30,514	32,561
FDIC indemnification asset	—	1,909
Investment in bank-owned life insurance	172,502	116,806
Goodwill and other intangible assets, net	207,234	152,985
Other assets	84,190	77,012
Total assets	$6,478,373	$5,666,956

Liabilities and shareholders' equity
Deposits:
Non-interest bearing demand	$889,254	$776,479
Interest-bearing demand	2,652,735	2,366,890
Time deposits	1,814,654	1,598,838
Total deposits	5,356,643	4,742,207
Short-term borrowings	106,336	103,212
Long-term debt	245,783	188,351
Accrued expenses and other liabilities	52,550	41,039
Total liabilities	5,761,312	5,074,809

Shareholders' equity:
Preferred stock, no par value; authorized 20,000,000 shares; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, no par value; authorized 60,000,000 shares; 40,380,342 and 35,952,883 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	549,212	448,728
Common stock, non-voting, no par value; authorized 20,000,000 shares; 4,820,844 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	33,507	33,507
Retained earnings	127,581	102,583
Stock in directors rabbi trust	(4,958)	(4,753)
Directors deferred fees obligation	4,958	4,753
Accumulated other comprehensive income	6,761	7,329
Total shareholders' equity	717,061	592,147
Total liabilities and shareholders' equity	$6,478,373	$5,666,956

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$51,978	$40,494	$102,280	$79,914
Investment securities:
Taxable	2,908	1,261	5,628	2,427
Tax-exempt	3,294	3,160	6,539	6,341
Interest-earning balances and other	228	132	442	252
Total interest income	58,408	45,047	114,889	88,934
Interest expense:
Demand deposits	3,271	1,703	6,239	3,407
Time deposits	3,433	3,185	6,706	5,923
Short-term borrowings	162	128	328	266
Long-term debt	1,612	1,298	3,196	2,535
Total interest expense	8,478	6,314	16,469	12,131
Net interest income	49,930	38,733	98,420	76,803
Provision for loan losses	698	301	1,345	411
Net interest income after provision for loan losses	49,232	38,432	97,075	76,392
Non-interest income:
Mortgage lending income	2,671	2,777	5,352	5,276
Service charges	2,422	1,810	4,743	3,454
Earnings on bank-owned life insurance	1,160	601	1,918	1,255
Gain (loss) on sale of investment securities, net	4	(4)	(35)	45
Other	2,758	3,509	4,999	4,963
Total non-interest income	9,015	8,693	16,977	14,993
Non-interest expense:
Salaries and employee benefits	19,666	16,202	38,079	33,612
Occupancy	3,508	2,618	6,760	5,199
Furniture and equipment	1,994	1,597	4,071	3,225
Data processing and supplies	1,544	1,073	2,982	2,234
Advertising and business development	923	617	1,607	1,263
Insurance, professional and other services	3,187	1,842	5,461	4,101
FDIC insurance assessments	900	702	1,800	1,437
Loan, foreclosure and other real estate owned expenses	870	3,536	2,246	5,861
Other	4,248	3,212	8,720	6,458
Total non-interest expense	36,840	31,399	71,726	63,390
Income before income tax expense	21,407	15,726	42,326	27,995
Income tax expense	6,760	4,712	13,244	8,223
Net income	$14,647	$11,014	$29,082	$19,772

Basic earnings per common share	$0.35	$0.34	$0.71	$0.61
Diluted earnings per common share	$0.35	$0.34	$0.71	$0.60
Dividends declared and paid per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$14,647	$11,014	$29,082	$19,772
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on investments securities available-for-sale	2,814	(3,089)	1,808	(1,735)
Tax effect	(1,042)	1,142	(669)	642
Reclassification of (gains) losses recognized in net income on sale of investment securities available-for-sale	(4)	4	35	(45)
Tax effect	1	(1)	(13)	17
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(280)	(195)	(772)	(357)
Tax effect	103	72	285	132
Net of tax amount	1,592	(2,067)	674	(1,346)
Cash flow hedging activities:
Unrealized holding (losses) gains	(360)	552	(1,972)	(744)
Tax effect	134	(204)	730	276
Net of tax amount	(226)	348	(1,242)	(468)
Total other comprehensive income (loss)	1,366	(1,719)	(568)	(1,814)
Total comprehensive income	$16,013	$9,295	$28,514	$17,958

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common stock		Common stock - nonvoting		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	—	$—	27,777,737	$281,488	4,820,844	$33,507	$65,211	$(3,429)	$3,429	$10,182	390,388
Net income	—	—	—	—	—	—	19,772	—	—	—	19,772
Directors deferred fees	—	—	—	—	—	—	—	(1,713)	1,713	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(1,814)	(1,814)
Common stock repurchased	—	—	(200,000)	(3,622)	—	—	—	—	—	—	(3,622)
Common stock issued pursuant to:
Stock-based compensation	—	—	97,262	1,349	—	—	—	—	—	—	1,349
Dividend reinvestment plan	—	—	9,068	158	—	—	—	—	—	—	158
Stock options exercised	—	—	170,826	2,074	—	—	—	—	—	—	2,074
Shares withheld for payment of taxes	—	—	(26,862)	(496)	—	—	—	—	—	—	(496)
Shares traded to exercise stock options	—	—	(60,187)	(1,047)	—	—	—	—	—	—	(1,047)
Excess income tax benefit	—	—	—	85	—	—	—	—	—	—	85
Cash dividends:
Common stock, $0.10 per share	—	—	—	—	—	—	(3,264)	—	—	—	(3,264)
Balance, June 30, 2015	—	$—	27,767,844	$279,989	4,820,844	$33,507	$81,719	$(5,142)	$5,142	$8,368	$403,583

Balance, December 31, 2015	—	$—	35,952,883	$448,728	4,820,844	$33,507	$102,583	$(4,753)	$4,753	$7,329	$592,147
Net income			—	—	—	—	29,082	—	—	—	29,082
Directors deferred fees	—	—	—	—	—	—	—	(205)	205	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(568)	(568)
Common stock issued pursuant to:
Acquisition of Southcoast Financial Corporation	—	—	4,310,445	98,968	—	—	—	—	—	—	98,968
Stock-based compensation	—	—	102,320	1,532	—	—	—	—	—	—	1,532
Dividend reinvestment plan	—	—	6,428	139	—	—	—	—	—	—	139
Stock options exercised	—	—	41,171	412	—	—	—	—	—	—	412
Shares withheld for payment of taxes	—	—	(32,905)	(567)	—	—	—	—	—	—	(567)
Cash dividends:
Common stock, $0.10 per share	—	—	—	—	—	—	(4,084)	—	—	—	(4,084)
Balance, June 30, 2016	—	$—	40,380,342	$549,212	4,820,844	$33,507	$127,581	$(4,958)	$4,958	$6,761	$717,061

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$29,082	$19,772
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,345	411
Impairment of premises and equipment	417	—
Depreciation and amortization	3,132	2,893
Amortization of premiums, net	2,490	1,894
Amortization of intangible assets	2,343	1,679
Accretion of fair value purchase accounting adjustments, net	(11,843)	(11,041)
Stock-based compensation	1,532	1,349
Excess income tax benefit of share-based compensation	—	85
Deferred compensation	730	194
Earnings on bank-owned life insurance	(1,918)	(1,255)
Loss (gain) on sale of investment securities, net	35	(45)
Gain on disposal of premises and equipment	(3)	(11)
Losses on other real estate owned	329	3,218
Gain on sale of loans, net	(7,021)	(5,947)
Origination of loans held for sale	(174,763)	(168,593)
Proceeds from sales of loans held for sale	175,445	175,971
Increase in accrued interest receivable	(1,526)	(152)
Payments received from FDIC under loss-share agreements	823	2,163
Payments received from FDIC upon termination of loss-share agreements	2,110	—
Decrease in other assets	3,460	2,085
Increase in accrued expenses and other liabilities	26	3,242
Net cash provided by operating activities	26,225	27,912
Investing activities
Purchases of investment securities available-for-sale	(31,401)	(87,672)
Purchases of investment securities held-to-maturity	(30,616)	(13,647)
Proceeds from sales of investment securities available-for-sale	5,916	19,877
Proceeds from maturities and payments of investment securities available-for-sale	11,541	14,354
Proceeds from maturities and payments of investment securities held-to-maturity	4,380	11,751
Purchase of Federal Home Loan Bank stock	(541)	(2,451)
Net increase in loans	(246,134)	(172,847)
Purchases of premises and equipment	(5,467)	(3,061)
Proceeds from disposal of premises and equipment	3	32
Investment in bank-owned life insurance	(40,341)	(150)
Investment in other real estate owned	(1,115)	(1,256)
Proceeds from sales of other real estate owned	6,733	10,817
Net cash received from acquisition	24,017	—
Net cash used in investing activities	(303,025)	(224,253)

Financing activities
Net increase in deposits	278,978	114,277
Net (decrease) increase in short-term borrowings	(9,866)	75,748
Net (decrease) increase in long-term-debt	(60)	168
Common stock repurchased	—	(3,622)
Common stock issued from exercise of stock options, net of taxes	412	1,027
Common stock issued pursuant to dividend reinvestment plan	139	158
Common stock repurchased in lieu of income taxes	(567)	(496)
Cash dividends paid	(4,084)	(3,264)
Net cash provided by financing activities	264,952	183,996
Net decrease in cash and cash equivalents	(11,848)	(12,345)
Cash and cash equivalents, beginning of period	204,238	85,194
Cash and cash equivalents, end of period	$192,390	$72,849

Supplemental Statement of Cash Flows Disclosure
Interest paid	$16,173	$12,351
Income taxes paid	9,306	1,617
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$4,494	$5,129
Transfer of loans held for sale to portfolio loans	2,739	1,137
FDIC indemnification asset decrease, net	27	1,883

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Organization

BNC Bancorp (the "Company") was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina (the "Bank"). The Bank is incorporated under the laws of the State of North Carolina and provides a wide range of banking services tailored to the particular banking needs of the communities we serve. The Bank is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make commercial and consumer loans. The Bank also offers a wide range of banking services, including traditional products such as checking and savings accounts. The Bank conducts operations through 70 full-service banking offices, including 35 branches in North Carolina, 26 branches in South Carolina and nine branches in Virginia. The branches in Virginia and South Carolina operate as BNC Bank.

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

Recently Adopted and Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this ASU will be effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt ASU 2016-09 in the second quarter of 2016 with an effective date of January 1, 2016. As a result of the adoption, the Company recognized excess tax benefits in the Consolidated Statements of Income and the Consolidated Statements of Cash Flows of $0.2 million for the three and six months ended June 30, 2016, respectively. Prior periods have not been adjusted.

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

NOTE 2 – ACQUISITIONS

Acquisition of Southcoast Financial Corporation

On June 17, 2016, the Company completed the acquisition of Southcoast Financial Corporation ("Southcoast"), the holding company for Southcoast Community Bank, pursuant to the terms of the Agreement and Plan of Merger dated August 14, 2015, as amended. Under the merger agreement, Southcoast's shareholders received 0.6068 shares of the Company's voting common stock for each share of Southcoast common stock owned.

A summary of the fair value of assets received and liabilities assumed are as follows:

	As Recorded by Southcoast	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash	$24,019	$—		$24,019
Investment securities available-for-sale	30,607	(1,094)	(1)	29,513
Loans	365,232	(9,233)	(2)	355,999
Premises and equipment	19,585	2,304	(3)	21,889
Other real estate owned	306	—		306
Core deposit intangible	—	3,058	(4)	3,058
Other assets	23,082	845	(5)	23,927
Total assets acquired	462,831	(4,120)		458,711
Liabilities
Deposits	(335,924)	(175)	(6)	(336,099)
Borrowings	(69,300)	(1,255)	(7)	(70,555)
Other liabilities	(4,789)	(91)	(8)	(4,880)
Total liabilities assumed	(410,013)	(1,521)		(411,534)
Net assets acquired	$52,818	$(5,641)		47,177
Total consideration paid				98,970
Goodwill				$51,793

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of investment securities available-for-sale.

(2)	Adjustment to reflect estimated fair value of loans.

(3)	Adjustment to reflect estimated fair value of premises and equipment.

(4)	Adjustment to reflect recording of core deposit intangible.

(5)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(6)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(7)	Adjustment to reflect estimated fair value of borrowings based on market rates for similar products.

(8)	Adjustment to reflect the estimated fair market value of certain leases and other assumed liabilities.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (4,310,445 shares)	$98,968
Cash payments to common shareholders	2
Total consideration paid	$98,970

This acquisition expanded and further strengthened the Company's presence in the Charleston, South Carolina metropolitan area, provided a low-cost base of core deposits, and expanded our presence in this key market. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the banking operations reporting unit.

The following table presents unaudited pro-forma information as if the acquisition of Southcoast had occurred on January 1, 2016 under the “Pro-forma” columns. In addition, the following table presents unaudited pro-forma information as if the acquisition of Southcoast and Valley Financial Corporation ("Valley") had occurred on January 1, 2015 under the “Pro-forma” columns. This pro-forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects and is based on our historical results for the periods presented. Transaction-related costs related to each acquisition are not reflected in the pro-forma amounts. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Valley or Southcoast at the beginning of 2016 or 2015. Cost savings are also not reflected in the unaudited pro-forma amounts. Due to the timing of the Southcoast acquisition, the financial performance of the former Southcoast operations included in our Consolidated Statements of Income from the date of acquisition through June 30, 2016 was immaterial.

	Pro-forma for Six Months Ended June 30,
	2016	2015
	(Dollars in thousands, except per share data)
Net interest income	$106,078	$101,632
Non-interest income	18,130	19,610
Net income	34,039	21,739

Pro-forma earnings per share:
Basic	$0.75	$0.51
Diluted	$0.75	$0.51

Acquisition of Branches from CertusBank, N.A.

On October 16, 2015, the Company completed the acquisition of seven branches from CertusBank, N.A. (the "Certus branches"), pursuant to the terms of the Purchase and Assumption Agreement dated June 1, 2015.

A summary of the fair value of assets received and liabilities assumed are as follows:

	As Recorded by Certus	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash	$1,297	$—		$1,297
Loans	186,354	(3,283)	(1)	183,071
Premises and equipment	8,542	698	(2)	9,240
Accrued interest receivable	443	—		443
Core deposit intangible	—	1,348	(3)	1,348
Other assets	11	734	(4)	745
Total assets acquired	196,647	(503)		196,144
Liabilities
Deposits	(175,783)	(260)	(5)	(176,043)
Other liabilities	(119)	(487)	(6)	(606)
Total liabilities assumed	(175,902)	(747)		(176,649)
Net assets acquired	$20,745	$(1,250)		19,495
Cash consideration paid				25,692
Goodwill				$6,197

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of loans.

(2)	Adjustment to reflect estimated fair value of premises and equipment.

(3)	Adjustment to reflect recording of core deposit intangible.

(4)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(5)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(6)	Adjustment to reflect the estimated fair market value of certain leases.

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

Acquisition of Valley

On July 1, 2015, the Company completed the acquisition of Valley, the holding company for Valley Bank, pursuant to the terms of the Agreement and Plan of Merger dated November 17, 2014. Under the merger agreement, Valley's shareholders received 1.1081 shares of the Company's voting common stock for each share of Valley common stock owned.

A summary of assets received and liabilities assumed for Valley, as well as the associated fair value adjustments, are as follows:

	As Recorded by Valley	Fair Value Adjustments		Recast Adjustments	As Recorded by BNC
Assets	(Dollars in thousands)
Cash and due from banks	$13,263	$—		$—	$13,263
Investment securities available-for-sale	152,125	(796)	(1)	—	151,329
Federal Home Loan Bank stock, at cost	4,338	—		—	4,338
Loans	624,006	(15,973)	(2)	(616)	607,417
Premises and equipment	8,934	892	(3)	—	9,826
Accrued interest receivable	2,263	—		—	2,263
Other real estate owned	8,114	—		(900)	7,214
Core deposit intangible	—	6,964	(4)	—	6,964
Other assets	31,297	3,641	(5)	(225)	34,713
Total assets acquired	844,340	(5,272)		(1,741)	837,327
Liabilities
Deposits	(646,053)	$(1,086)	(6)	—	(647,139)
Borrowings	(141,087)	548	(7)	—	(140,539)
Other liabilities	(972)	(458)	(8)	—	(1,430)
Total liabilities assumed	(788,112)	(996)		—	(789,108)
Net assets acquired	$56,228	$(6,268)		$(1,741)	48,219
Total consideration paid					108,700
Goodwill					$60,481

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of investment securities available-for-sale.

(2)	Adjustment to reflect estimated fair value of loans.

(3)	Adjustment to reflect estimated fair value of premises and equipment.

(4)	Adjustment to reflect recording of core deposit intangible.

(5)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(6)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(7)	Adjustment to reflect estimated fair value of borrowings based on market rates for similar products.

(8)	Adjustment to reflect the estimated fair market value of certain leases.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (5,500,697 shares)	$107,924
Fair value of Valley stock options assumed	773
Cash payments to common shareholders	3
Total consideration paid	$108,700

With this acquisition, the Company expanded its footprint into Roanoke, Virginia with the addition of nine branches and an experienced in-market team that enhances the Company’s ability to compete in that market. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the banking operations reporting unit. During the second quarter of 2016, the Company revised its initial estimates and assumptions regarding the valuation of certain acquired loans, acquired other real estate owned, acquired other assets, and acquired deferred tax assets. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of an event that occurred subsequent to the acquisition date, the Company has increased the goodwill recorded in the acquisition of Valley by $1.7 million to reflect this change in estimate.

The Company incurred total transaction-related costs of $3.8 million and $1.2 million during the three months ended June 30, 2016 and 2015, respectively, and total transaction-related costs of $5.2 million and $4.1 million during the six months ended June 30, 2016 and 2015, respectively. Transaction-related costs, which are expensed as incurred as a component of non-interest expense, primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses.

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

The estimated fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. During this one year period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed at the acquisition date or if the change results from an event that occurred after the acquisition date.

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

The Company's basic and diluted earnings per share calculations are presented in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Net income	$14,647	$11,014	$29,082	$19,772

Weighted average common shares - basic	41,468,918	32,585,419	41,129,258	32,632,858
Add: Effect of dilutive Stock Rights	91,079	67,540	99,884	71,222
Weighted average common shares - diluted	41,559,997	32,652,959	41,229,142	32,704,080

Basic earnings per common share	$0.35	$0.34	$0.71	$0.61
Diluted earnings per common share	$0.35	$0.34	$0.71	$0.60

For the three and six months ended June 30, 2016 and 2015, respectively, there were no shares of Stock Rights excluded in computing diluted common shares outstanding.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$11,284	$531	$—	$11,815
State and municipals	169,122	11,769	1	180,890
Corporate debt securities	51,714	253	1,977	49,990
Asset-backed debt securities	166,167	243	2,109	164,301
Equity securities	15,518	236	427	15,327
Mortgage-backed securities:
Residential government sponsored	114,405	1,703	138	115,970
Other government sponsored	1,432	56	—	1,488
	$529,642	$14,791	$4,652	$539,781
Held-to-maturity:
State and municipals	$244,277	$10,251	$158	$254,370
Corporate debt securities	19,000	527	1,080	18,447
	$263,277	$10,778	$1,238	$272,817

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$12,025	$302	$—	$12,327
State and municipals	169,907	10,711	—	180,618
Corporate debt securities	48,392	—	689	47,703
Asset-backed debt securities	140,773	15	2,041	138,747
Equity securities	11,520	270	517	11,273
Mortgage-backed securities:
Residential government sponsored	97,611	562	396	97,777
Other government sponsored	1,616	79	—	1,695
	$481,844	$11,939	$3,643	$490,140
Held-to-maturity:
State and municipals	$228,417	$6,698	$477	$234,638
Corporate debt securities	16,000	1	960	15,041
	$244,417	$6,699	$1,437	$249,679

The amortized cost and estimated fair value of investment securities at June 30, 2016, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
Available-for-sale:	(Dollars in thousands)
Due within one year	$2,219	$2,247
Due after one through five years	66,795	70,218
Due after five through ten years	79,474	79,915
Due after ten years	365,636	372,074
Total debt securities	514,124	524,454
Equity securities	15,518	15,327
	$529,642	$539,781
Held-to-maturity:
Due within one year	$6,479	$6,579
Due after one year through five years	63,001	64,787
Due after five through ten years	22,537	23,486
Due after ten years	171,260	177,965
	$263,277	$272,817

At June 30, 2016 and December 31, 2015, respectively, investment securities with an estimated fair value of approximately $371.8 million were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Proceeds from sales	$548	$5,342	$5,916	$19,877

Gross realized gains on sales	$4	$—	$134	$82
Gross realized losses on sales	—	(4)	(169)	(37)
Total realized gains (losses), net	$4	$(4)	$(35)	$45

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016	(Dollars in thousands)
Available-for-sale:
State and municipals	1	$454	$1	—	$—	$—	$454	$1
Corporate debt securities	4	15,709	1,286	3	9,969	691	25,678	1,977
Asset-backed debt securities	15	79,267	753	18	60,329	1,356	139,596	2,109
Equity securities	1	1,864	4	2	5,846	423	7,710	427
Mortgage-backed securities	9	19,555	114	3	3,825	24	23,380	138
	30	$116,849	$2,158	26	$79,969	$2,494	$196,818	$4,652

Held-to-maturity:
State and municipals	—	$—	$—	13	$10,471	$158	$10,471	$158
Corporate debt securities	—	—	—	1	2,920	1,080	2,920	1,080
	—	$—	$—	14	$13,391	$1,238	$13,391	$1,238

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015	(Dollars in thousands)
Available-for-sale:
Corporate debt securities	6	$29,015	$658	1	$2,969	$31	$31,984	$689
Asset-backed debt securities	29	114,305	1,726	1	4,486	315	118,791	2,041
Equity securities	1	5,200	175	1	637	342	5,837	517
Mortgage-backed securities	20	66,175	327	3	3,432	69	69,607	396
	56	$214,695	$2,886	6	$11,524	$757	$226,219	$3,643

Held-to-maturity:
State and municipals	13	$20,658	$210	20	$17,072	$267	$37,730	$477
Corporate debt securities	—	—	—	1	3,040	960	3,040	960
	13	$20,658	$210	21	$20,112	$1,227	$40,770	$1,437

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. A determination as to whether a security’s decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Company may consider in the other-than-temporary impairment analysis include the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions.

Based on this evaluation, the Company does not believe any unrealized loss at June 30, 2016 represents an other-than-temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The Company has concluded there are no concerns about the long-term viability of the issuers of these securities and the Company currently does not intend to sell, nor does it believe that it will be required to sell, these securities before recovery of their amortized cost basis.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below:

	June 30, 2016			December 31, 2015
	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
	(Dollars in thousands)
Commercial real estate	$1,812,009	$687,337	$2,499,346	$1,575,555	$670,460	$2,246,015
Commercial construction	366,856	85,984	452,840	281,591	83,418	365,009
Commercial and industrial	333,995	120,487	454,482	279,495	139,621	419,116
Leases	29,463	—	29,463	26,773	—	26,773
Total commercial	2,542,323	893,808	3,436,131	2,163,414	893,499	3,056,913
Residential construction	79,977	18,055	98,032	59,937	16,084	76,021
Residential mortgage	526,556	731,295	1,257,851	484,895	563,563	1,048,458
Consumer and other	14,501	6,170	20,671	12,970	5,509	18,479
Total portfolio loans	$3,163,357	$1,649,328	$4,812,685	$2,721,216	$1,478,655	$4,199,871

(1)
Amount includes $0 and $40.9 million of acquired loans covered under FDIC loss-share agreements at June 30, 2016 and December 31, 2015, respectively. The unpaid principal balance for acquired loans covered under FDIC loss-share agreements was $0 and $41.4 million at June 30, 2016 and December 31, 2015, respectively.

On May 2, 2016, the Bank entered into an agreement with the FDIC to terminate all existing loss-share agreements with the FDIC. All rights and obligations of the Bank and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated under such agreement.

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of ASC 310-30. Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. Generally, the acquired loans that meet the Company’s definition for substandard status fall within the definition of credit-impaired covered loans. The following table presents loans acquired during the six months ended June 30, 2016, at acquisition date, accounted for under ASC 310-30:

(Dollars in thousands)
Contractually required payments receivable	$17,168
Contractual cash flows not expected to be collected (non-accretable)	(2,072)
Expected cash flows	15,096
Interest component of expected cash flows	(811)
Fair value of loans acquired	$14,285

The acquisition date unpaid balance of loans acquired during the six months ended June 30, 2016 that did not have credit deterioration was $348.1 million with an estimated fair value of $341.7 million. The discount will be amortized on a level-yield basis over the economic life of the loans.

The following table presents a summary of the activity of the Company's loans accounted for under ASC 310-30:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$142,671	$150,382
Purchased loans acquired	14,285	—
Accretion	2,223	2,975
Transfer to other real estate owned	(2,695)	(944)
Net payments received	(19,397)	(15,369)
Net charge-offs	(937)	(725)
Other activity, net	900	(2,009)
Balance at end of period	$137,050	$134,310

The following table presents a summary of changes in accretable difference on purchased loans accounted for under ASC 310-30:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$2,853	$4,418
Accretion	(2,223)	(2,975)
Accretable difference acquired	811	—
Adjustments to accretable difference due to changes in expected future cash flows	1,433	1,867
Balance at end of period	$2,874	$3,310

The Company has the ability to borrow funds from the FHLB and from the Federal Reserve Bank. At June 30, 2016 and December 31, 2015, real estate loans with carrying values of $2.03 billion and $1.68 billion, respectively, were pledged to secure borrowing facilities from these institutions.

A summary of the changes to the allowance for loan losses, by class of financing receivable, is presented below:

For the three months ended June 30, 2016	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance March 31, 2016	$13,921	$5,214	$4,468	$107	$552	$8,020	$266	$32,548
Charge-offs	(386)	—	(51)	—	—	(407)	(10)	(854)
Recoveries	128	385	131	—	6	790	9	1,449
Provision (1)	784	(357)	662	2	(21)	(382)	10	698
Balance June 30, 2016	$14,447	$5,242	$5,210	$109	$537	$8,021	$275	$33,841

For the three months ended June 30, 2015	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance March 31, 2015	$12,802	$3,377	$3,116	$85	$411	$9,345	$215	$29,351
Charge-offs	(14)	(74)	(24)	—	—	(399)	(210)	(721)
Recoveries	375	719	273	—	4	277	109	1,757
Provision (2)	(228)	1,578	(72)	7	48	(1,107)	75	301
Change in FDIC indemnification asset (2)	5	(53)	(38)	—	—	22	11	(53)
Balance June 30, 2015	$12,940	$5,547	$3,255	$92	$463	$8,138	$200	$30,635

For the six months ended June 30, 2016	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance December 31, 2015	$13,471	$4,525	$4,586	$78	$466	$8,201	$320	$31,647
Charge-offs	(574)	—	(54)	—	—	(623)	(19)	(1,270)
Recoveries	181	589	285	—	13	932	67	2,067
Provision (1)	1,373	234	424	31	58	(705)	(70)	1,345
Change in FDIC indemnification asset (1)	(4)	(106)	(31)	—	—	216	(23)	52
Balance June 30, 2016	$14,447	$5,242	$5,210	$109	$537	$8,021	$275	$33,841

For the six months ended June 30, 2015	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance December 31, 2014	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399
Charge-offs	(1,560)	(80)	(109)	—	—	(687)	(266)	(2,702)
Recoveries	552	1,493	486	—	34	469	120	3,154
Provision (2)	1,345	264	(278)	(11)	(144)	(912)	147	411
Change in FDIC indemnification asset (2)	(82)	(441)	(70)	—	3	(45)	8	(627)
Balance June 30, 2015	$12,940	$5,547	$3,255	$92	$463	$8,138	$200	$30,635

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $0 and $(0.4) million for the three and six months ended June 30, 2016, respectively. For the six months ended June 30, 2016, this resulted in an increase in the FDIC indemnification asset of $0.1 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $0.3 million.

(2)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $0 and $(0.2) million for the three and six months ended June 30, 2015, respectively. This resulted in a decrease in the FDIC indemnification asset of $0.1 million and $0.6 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $0.1 million and $0.8 million for the three and six months ended June 30, 2015, respectively.

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
Balances at June 30, 2016:	(Dollars in thousands)
Specific reserves:
Impaired loans	$1,731	$132	$1,162	$—	$—	$1,268	$14	$4,307
Purchase credit impaired loans	916	256	61	—	1	976	2	2,212
Total specific reserves	2,647	388	1,223	—	1	2,244	16	6,519
General reserves	11,800	4,854	3,987	109	536	5,777	259	27,322
Total	$14,447	$5,242	$5,210	$109	$537	$8,021	$275	$33,841

Loans:
Individually evaluated for impairment	$25,164	$3,212	$2,058	$—	$—	$17,865	$61	$48,360
Purchase credit impaired loans	81,009	12,603	2,280	—	167	40,853	138	137,050
Loans collectively evaluated for impairment	2,393,173	437,025	450,144	29,463	97,865	1,199,133	20,472	4,627,275
Total	$2,499,346	$452,840	$454,482	$29,463	$98,032	$1,257,851	$20,671	$4,812,685

Balances at December 31, 2015:
Specific reserves:
Impaired loans	$2,166	$182	$646	$—	$53	$1,562	$49	$4,658
Purchase credit impaired loans	1,176	354	47	—	5	971	6	2,559
Total specific reserves	3,342	536	693	—	58	2,533	55	7,217
General reserves	10,129	3,989	3,893	78	408	5,668	265	24,430
Total	$13,471	$4,525	$4,586	$78	$466	$8,201	$320	$31,647

Loans:
Individually evaluated for impairment	$26,498	$3,223	$1,687	$—	$825	$18,158	$129	$50,520
Purchase credit impaired loans	85,213	12,497	2,717	—	709	41,336	199	142,671
Loans collectively evaluated for impairment	2,134,304	349,289	414,712	26,773	74,487	988,964	18,151	4,006,680
Total	$2,246,015	$365,009	$419,116	$26,773	$76,021	$1,048,458	$18,479	$4,199,871

The following tables present information related to impaired loans, excluding purchased impaired loans:

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
June 30, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$10,839	$10,789	$1,571	$12,609	$12,561
Commercial construction	1,300	1,297	95	1,315	1,308
Commercial and industrial	1,733	1,722	678	—	—
Residential mortgage	5,355	5,331	455	4,239	4,232
Consumer and other	29	29	9	—	—
Total originated	19,256	19,168	2,808	18,163	18,101
Acquired:
Commercial real estate	1,237	1,256	160	578	580
Commercial construction	266	263	36	343	343
Commercial and industrial	331	715	485	1	—
Residential mortgage	5,502	5,957	813	2,798	2,819
Consumer and other	31	35	5	—	—
Total acquired	7,367	8,226	1,499	3,720	3,742
Total impaired loans	$26,623	$27,394	$4,307	$21,883	$21,843

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$11,750	$11,736	$1,990	$13,099	$13,068
Commercial construction	1,537	1,533	123	1,325	1,320
Commercial and industrial	1,459	1,451	575	—	—
Residential construction	343	342	42	306	306
Residential mortgage	8,159	8,141	860	2,154	2,145
Consumer and other	10	10	1	—	—
Total originated	23,258	23,213	3,591	16,884	16,839
Acquired:
Commercial real estate	1,374	1,390	175	330	331
Commercial construction	369	370	59	—	—
Commercial and industrial	232	304	71	—	—
Residential construction	109	109	11	68	588
Residential mortgage	5,302	5,632	702	2,572	2,597
Consumer and other	119	119	49	—	—
Total acquired	7,505	7,924	1,067	2,970	3,516
Total impaired loans	$30,763	$31,137	$4,658	$19,854	$20,355

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Impaired loans with allowance:	(Dollars in thousands)
Commercial real estate	$12,020	$103	$12,557	$112	$12,465	$206	$12,561	$193
Commercial construction	1,388	15	1,522	20	1,529	29	1,648	38
Commercial and industrial	1,705	34	1,447	17	1,680	61	1,440	29
Residential construction	343	4	347	4	369	5	375	7
Residential mortgage	12,200	61	5,390	44	12,723	133	7,335	59
Consumer and other	42	—	11	—	37	—	58	1
Total impaired loans with allowance	$27,698	$217	$21,274	$197	$28,803	$434	$23,417	$327
Impaired loans with no allowance:
Commercial real estate	$13,434	$129	$22,370	$141	$13,619	$259	$20,839	$239
Commercial construction	1,893	355	2,627	15	1,815	543	2,608	30
Commercial and industrial	146	1	406	—	136	—	334	—
Residential construction	—	—	112	—	68	—	113	—
Residential mortgage	5,941	20	14,026	—	5,794	43	12,558	46
Consumer and other	20	—	81	—	20	—	81	—
Total impaired loans with no allowance	$21,434	$505	$39,622	$156	$21,452	$845	$36,533	$315

For the three and six months ended June 30, 2016 and 2015, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified as a troubled debt restructuring ("TDR") that remained on accrual status. The amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

At June 30, 2016 and December 31, 2015, respectively, the Company had $0.6 million and $2.5 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in progress.

The following tables present an aging analysis of the recorded investment in the Company's loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Loans
June 30, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$1,807,314	$2,919	$—	$—	$1,776	$1,812,009
Commercial construction	366,574	85	80	—	117	366,856
Commercial and industrial	333,463	220	188	—	124	333,995
Leases	29,453	—	—	10	—	29,463
Residential construction	79,977	—	—	—	—	79,977
Residential mortgage	522,443	690	53	—	3,370	526,556
Consumer and other	14,431	50	—	—	20	14,501
Total originated	3,153,655	3,964	321	10	5,407	3,163,357
Acquired:
Commercial real estate	681,672	433	1,556	—	3,676	687,337
Commercial construction	85,138	42	200	—	604	85,984
Commercial and industrial	119,817	244	165	—	261	120,487
Residential construction	18,055	—	—	—	—	18,055
Residential mortgage	722,527	944	653	—	7,171	731,295
Consumer and other	6,086	23	17	—	44	6,170
Total acquired	1,633,295	1,686	2,591	—	11,756	1,649,328
Total loans	$4,786,950	$5,650	$2,912	$10	$17,163	$4,812,685

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Loans
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$1,571,034	$800	$564	$—	$3,157	$1,575,555
Commercial construction	281,345	82	—	—	164	281,591
Commercial and industrial	279,116	89	21	—	269	279,495
Leases	26,773	—	—	—	—	26,773
Residential construction	59,631	—	—	—	306	59,937
Residential mortgage	480,251	1,714	203	—	2,727	484,895
Consumer and other	12,958	12	—	—	—	12,970
Total originated	2,711,108	2,697	788	—	6,623	2,721,216
Acquired:
Commercial real estate	664,153	893	1,139	—	4,275	670,460
Commercial construction	82,994	10	20	—	394	83,418
Commercial and industrial	139,130	69	250	3	169	139,621
Residential construction	15,891	—	16	—	177	16,084
Residential mortgage	552,348	3,266	1,010	—	6,939	563,563
Consumer and other	5,295	77	5	—	132	5,509
Total acquired	1,459,811	4,315	2,440	3	12,086	1,478,655
Total loans	$4,170,919	$7,012	$3,228	$3	$18,709	$4,199,871

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
Loss - Loans classified as loss are considered uncollectable and are in the process of being charged-off, as soon as practicable, once so classified.

The following tables present the recorded investment in the Company’s loans by credit quality indicator:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$1,743,190	$38,483	$30,336	$—	$—	$1,812,009
Commercial construction	358,028	5,813	3,015	—	—	366,856
Commercial and industrial	324,462	4,391	5,142	—	—	333,995
Leases	29,463	—	—	—	—	29,463
Residential construction	79,107	870	—	—	—	79,977
Residential mortgage	495,854	20,598	10,104	—	—	526,556
Consumer and other	14,123	349	29	—	—	14,501
Total originated	3,044,227	70,504	48,626	—	—	3,163,357
Acquired:
Commercial real estate	622,257	29,075	35,793	211	1	687,337
Commercial construction	70,828	6,361	8,677	118	—	85,984
Commercial and industrial	111,798	3,659	5,030	—	—	120,487
Residential construction	17,805	—	250	—	—	18,055
Residential mortgage	675,179	35,060	20,823	233	—	731,295
Consumer and other	6,019	99	52	—	—	6,170
Total acquired	1,503,886	74,254	70,625	562	1	1,649,328
Total loans	$4,548,113	$144,758	$119,251	$562	$1	$4,812,685

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$1,499,554	$48,775	$27,226	$—	$—	$1,575,555
Commercial construction	272,960	6,434	2,197	—	—	281,591
Commercial and industrial	270,116	4,855	4,524	—	—	279,495
Leases	26,773	—	—	—	—	26,773
Residential construction	59,265	24	648	—	—	59,937
Residential mortgage	453,544	20,440	10,911	—	—	484,895
Consumer and other	12,566	394	10	—	—	12,970
Total originated	2,594,778	80,922	45,516	—	—	2,721,216
Acquired:
Commercial real estate	596,973	31,318	42,169	—	—	670,460
Commercial construction	69,473	5,655	8,163	127	—	83,418
Commercial and industrial	127,911	3,273	8,437	—	—	139,621
Residential construction	14,541	470	1,073	—	—	16,084
Residential mortgage	504,836	38,763	19,716	248	—	563,563
Consumer and other	5,244	133	132	—	—	5,509
Total acquired	1,318,978	79,612	79,690	375	—	1,478,655
Total loans	$3,913,756	$160,534	$125,206	$375	$—	$4,199,871

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

The following tables provide a summary of loans modified as TDRs:

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
June 30, 2016	(Dollars in thousands)
Commercial real estate	$1,673	$434	$2,107	$172
Commercial construction	811	—	811	4
Commercial and industrial	1,127	—	1,127	615
Residential mortgage	6,218	271	6,489	391
Consumer and other	10	—	10	1
Total modifications	$9,839	$705	$10,544	$1,183
Number of contracts	26	6	32

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2015	(Dollars in thousands)
Commercial real estate	$5,938	$720	$6,658	$331
Commercial construction	893	46	939	16
Commercial and industrial	1,186	—	1,186	484
Residential mortgage	6,691	14	6,705	1
Consumer and other	10	—	10	564
Total modifications	$14,718	$780	$15,498	$1,396
Number of contracts	35	3	38

At June 30, 2016 and December 31, 2015, the Company had no available commitments outstanding on TDRs.

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

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Term	Interest Only	Total	Term	Interest Only	Total
	(Dollars in thousands)
Commercial real estate	$—	$261	$261	$—	$358	$358
Commercial and industrial	433	—	433	93	231	324
Residential mortgage	—	271	271	—	—	—
Total modifications	$433	$532	$965	$93	$589	$682

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Term	Payment	Interest Only	Total	Term	Payment	Interest Only	Combination	Total
	(Dollars in thousands)
Commercial real estate	$—	$314	$261	$575	$417	$—	$358	$863	$1,638
Commercial and industrial	433	—	—	433	93	419	231	—	743
Residential mortgage	—	—	271	271	—	—	—	—	—
Total modifications	$433	$314	$532	$1,279	$510	$419	$589	$863	$2,381

No loans modified and classified as TDRs in the previous twelve months defaulted during the three and six months ended June 30, 2016, while loans modified and classified as TDRs in the previous twelve months and defaulted during the three and six months ended June 30, 2015 were immaterial. The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Loans Held for Sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Loans held for sale at period end	$41,703	$36,315	$41,703	$36,315
Proceeds from sales of mortgage loans originated for sale	91,357	86,049	175,445	175,971
Gain on sales of mortgage loans originated for sale	2,444	2,562	4,987	4,930

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

The following table presents the fair value of the Company’s derivatives:

	June 30, 2016			December 31, 2015
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$68,438	Other assets	$2,753	$63,320	Other assets	$1,332

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate swap	$125,000	Accrued expenses and other liabilities	$3,057	$125,000	Accrued expenses and other liabilities	$1,085
Derivatives not designated as hedging instruments:
Interest rate swaps	$68,438	Accrued expenses and other liabilities	$2,753	$63,320	Accrued expenses and other liabilities	$1,332

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
June 30, 2016	(Dollars in thousands)
Derivative assets	$2,753	$—	$2,753	$—	$—	$2,753
Derivative liabilities	5,810	—	5,810	—	5,810	—
Total derivative instruments	$8,563	$—	$8,563	$—	$5,810	$2,753

December 31, 2015
Derivative assets	$1,332	$—	$1,332	$—	$—	$1,332
Derivative liabilities	2,417	—	2,417	—	2,417	—
Total derivative instruments	$3,749	$—	$3,749	$—	$2,417	$1,332

The Company has recorded a loss of $1.9 million, net of tax, as component of accumulated other comprehensive income at June 30, 2016 associated with the cash flow hedging instrument and expects $1.3 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months.

The following table presents the amounts recorded in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amount of net (losses) gains recorded in OCI (effective portion)	$(226)	$348	$(1,242)	$(468)

No amount of net losses were reclassified to earnings during the three and six months ended June 30, 2016 and 2015, respectively.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three and six months ended June 30, 2016 and 2015, respectively. The Company will continue to assess the effectiveness of the hedge on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At June 30, 2016, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $5.8 million, for which the Company has posted collateral with a fair value of $8.6 million.

NOTE 7 – BORROWINGS

The following table presents the Company’s short-term borrowings:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Repurchase agreements (1)	$66,491	$64,373
Federal funds purchased	24,845	19,839
Advances from FHLB	15,000	4,000
Revolving credit facility	—	15,000
Total short-term borrowings	$106,336	$103,212
(1) Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $115.0 million at June 30, 2016. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

The Company has an uncollateralized 364-day revolving credit facility (the “Credit Agreement”) for an aggregate principal amount of up to $25 million at any time outstanding. The Credit Agreement matures on November 12, 2016 with an interest rate the greater of i) 3.25%, ii) the Prime Rate, or iii) the Federal Funds rate, plus 0.50%. There were no borrowings outstanding under the Credit Agreement at June 30, 2016.

The following table presents the Company’s long-term debt:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Advances from FHLB, net (1)	$130,856	$81,371
Subordinated notes, net (1)	70,719	70,790
Junior subordinated debentures, net (1)	44,208	36,190
Total long-term debt	$245,783	$188,351
(1) Long-term debt balances are presented net of debt issuance costs and unamortized premiums or discounts.

The advances from the FHLB have been made against a $1.11 billion line of credit secured by real estate loans and investment securities with carrying values of $1.54 billion and $3.6 million, respectively, at June 30, 2016. The Company has $127.0 million of long-term advances outstanding as of June 30, 2016, with maturity dates ranging from 2017 to 2021 and an average interest rate of 1.94%. The net unamortized premium of $3.9 million at June 30, 2016 is being amortized using a level-yield methodology over the estimated holding period.

On September 30, 2014, the Parent Company issued $60.0 million of 5.5% Fixed to Floating Rate Subordinated Notes (the "Subordinated Notes"), all of which are outstanding at June 30, 2016. The Subordinated Notes bear interest at a fixed rate of 5.5% per year for the first 5 years and, from October 1, 2019 to the October 1, 2024 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month LIBOR plus 359 basis points. The Subordinated Notes are redeemable by the Parent Company at any quarterly interest payment date beginning on October 1, 2019 to maturity at par, plus accrued and unpaid interest.

The Company assumed a junior subordinated note in conjunction with the Valley acquisition with an outstanding balance of $10.7 million at June 30, 2016. The junior subordinated note bears interest at a variable rate of LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%, and has a maturity date of October 15, 2023. The interest rate for the subordinated note was 5.50% at June 30, 2016.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank of Richmond utilizing the discount window and the borrower-in-custody of collateral arrangement. At June 30, 2016, commercial loans and investment securities with carrying values of $485.9 million and $2.4 million, respectively, were assigned under these arrangements. At June 30, 2016, the Company had approximately $293.8 million in borrowing capacity available under these arrangements with no outstanding balance due.

The following table details the junior subordinated debentures outstanding:

	Shares issued	Interest rate	Maturity date	June 30, 2016	December 31, 2015
				(Dollars in thousands)
BNC Bancorp Capital Trust I	5,000	LIBOR plus 3.25%	4/15/2033	$5,155	$5,155
BNC Bancorp Capital Trust II	6,000	LIBOR plus 2.80%	4/7/2034	6,186	6,186
BNC Capital Trust III	5,000	LIBOR plus 2.40%	9/23/2034	5,155	5,155
BNC Capital Trust IV	7,000	LIBOR plus 1.70%	12/31/2036	7,217	7,217
Southcoast Capital Trust III	10,000	LIBOR plus 0.60%	9/30/2035	10,310	—
Valley Financial (VA) Statutory Trust I	4,000	LIBOR plus 3.10%	6/26/2033	4,124	4,124
Valley Financial (VA) Statutory Trust II	7,000	LIBOR plus 1.70%	12/15/2035	7,217	7,217
Valley Financial Statutory Trust III	5,000	LIBOR plus 1.70%	1/30/2037	5,155	5,155
				50,519	40,209
Unamortized discount				6,130	3,833
Unamortized debt issuance costs				181	186
				$44,208	$36,190

The Company was not aware of any violations of loan covenants at June 30, 2016.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents activity for goodwill and other intangible assets:

	Goodwill	Other Intangibles	Total
	(Dollars in thousands)
Balance at December 31, 2015	$134,686	$18,299	$152,985
Acquisitions	51,793	3,058	54,851
Amortization	—	(2,343)	(2,343)
Purchase price allocation recast - Valley	1,741	—	1,741
Balance at June 30, 2016	$188,220	$19,014	$207,234

The Company has identified two reporting units for purposes of testing goodwill for impairment. These reporting units are the mortgage origination unit, which originates certain single family residential first mortgage loans that are subsequently sold into the secondary market, and the banking operations unit, which contains all other activities performed by the Company. All goodwill is allocated to the banking operations reporting unit.

The Company conducted its annual impairment testing as of June 30, 2016 utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value of the banking operations reporting unit exceeded the carrying value (including goodwill) of this reporting unit. Therefore, a step one quantitative analysis was not required. There were no impairment charges recorded in 2016 or 2015.

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Gross carrying amount	$30,994	$27,936
Accumulated amortization	(11,980)	(9,637)
Net book value	$19,014	$18,299

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income, net of taxes:

	Unrealized Holding Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at March 31, 2016	$4,619	$2,477	$(1,701)	$5,395
Other comprehensive income (loss) before reclassifications	1,772	—	(226)	1,546
Reclassifications from accumulated other comprehensive income	(3)	(177)	—	(180)
Net current period other comprehensive income (loss)	1,769	(177)	(226)	1,366
Balance at June 30, 2016	$6,388	$2,300	$(1,927)	$6,761

Balance at March 31, 2015	$7,912	$3,187	$(1,012)	$10,087
Other comprehensive income (loss) before reclassifications	(1,947)	—	348	(1,599)
Reclassifications from accumulated other comprehensive income	3	(123)	—	(120)
Net current period other comprehensive (loss) income	(1,944)	(123)	348	(1,719)
Balance at June 30, 2015	$5,968	$3,064	$(664)	$8,368

	Unrealized Holding Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2015	$5,227	$2,787	$(685)	$7,329
Other comprehensive income (loss) before reclassifications	1,139	—	(1,242)	(103)
Reclassifications from accumulated other comprehensive income	22	(487)	—	(465)
Net current period other comprehensive income (loss)	1,161	(487)	(1,242)	(568)
Balance at June 30, 2016	$6,388	$2,300	$(1,927)	$6,761

Balance at December 31, 2014	$7,089	$3,289	$(196)	$10,182
Other comprehensive loss before reclassifications	(1,093)	—	(468)	(1,561)
Reclassifications from accumulated other comprehensive income	(28)	(225)	—	(253)
Net current period other comprehensive loss	(1,121)	(225)	(468)	(1,814)
Balance at June 30, 2015	$5,968	$3,064	$(664)	$8,368

The following table details reclassification adjustments from accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
Component of Accumulated Other Comprehensive Income	2016	2015	2016	2015	Affected Line Item in the Consolidated Statement of Income
	(Dollars in thousands)
Unrealized holding gains (losses) on investment securities available-for-sale	$4	$(4)	$(35)	$45	Gain (loss) on sale of investment securities, net
	(1)	1	13	(17)	Income tax expense
	3	(3)	(22)	28	Total, net of tax

Unrealized holding gains on investment securities transferred from available-for-sale to held-to-maturity (1)	280	195	772	357	Interest income - investment securities
	(103)	(72)	(285)	(132)	Income tax expense
	177	123	487	225	Total, net of tax
Total reclassifications for the period	$180	$120	$465	$253

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

Investment securities available-for-sale –At June 30, 2016, the Company transferred $5.4 million of equity securities available-for-sale from Level 2 of the fair value hierarchy to Level 1, as the Company concluded the trading volume for these securities has increased and the Company believes there is now an active market for determining the fair value of identical securities. The Company now classifies the entire equity securities portfolio as Level 1 valuation. The fair value of the remainder of our investment securities available-for-sale are determined by a third-party pricing service. The valuations provided by the third-party pricing service are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers and reference data obtained from market research publications. The valuation of mortgage-backed securities also includes new issue data, monthly payment information and “To Be Announced” prices. The valuation of state and municipal securities also include the use of material event notices. We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness. At least annually, we will validate prices supplied by the independent pricing service by comparing to prices obtained from a second third-party source. The Company classifies these investment securities as Level 2 valuation.

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

The following tables present information about certain assets and liabilities measured at fair value on a recurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
June 30, 2016	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$11,815	$—	$11,815	$—
State and municipals	180,890	—	180,890	—
Corporate debt securities	49,990	—	49,990	—
Asset backed securities	164,301	—	164,301	—
Equity securities	15,327	15,327	—	—
Mortgage-backed securities:
Residential government sponsored	115,970	—	115,970	—
Other government sponsored	1,488	—	1,488	—
Total investment securities available-for-sale	539,781	15,327	524,454	—
Derivative instruments:
Interest rate swaps - not designated	2,753	—	2,753	—
Total derivative instruments	2,753	—	2,753	—
Total assets measured at fair value on a recurring basis	$542,534	$15,327	$527,207	$—
Liabilities:
Interest rate swap - cash flow hedge	$3,057	$—	$3,057	$—
Interest rate swaps - not designated	2,753	—	2,753	—
Total liabilities measured at fair value on a recurring basis	$5,810	$—	$5,810	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2015	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$12,327	$—	$12,327	$—
State and municipals	180,618	—	180,618	—
Corporate debt securities	47,703	—	47,703	—
Other debt securities	138,747	—	138,747	—
Equity securities	11,273	637	10,636	—
Mortgage-backed securities:
Residential government sponsored	97,777	—	97,777	—
Other government sponsored	1,695	—	1,695	—
Total investment securities available-for-sale	490,140	637	489,503	—
Derivative instruments:
Interest rate swap - not designated	1,332	—	1,332	—
Total derivative instruments	1,332	—	1,332	—
Total assets measured at fair value on a recurring basis	$491,472	$637	$490,835	$—
Liabilities:
Interest rate swap - cash flow hedge	$1,085	$—	$1,085	$—
Interest rate swap - not designated	1,332	—	1,332	—
Total liabilities measured at fair value on a recurring basis	$2,417	$—	$2,417	$—

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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
June 30, 2016	(Dollars in thousands)
Loans held for sale	$41,703	$—	$41,703	$—
Impaired loans	178,891	—	—	178,891
OREO	30,514	—	—	30,514
Total assets measured at fair value on a nonrecurring basis	$251,108	$—	$41,703	$209,405

December 31, 2015
Loans held for sale	$39,470	$—	$39,470	$—
Impaired loans	185,974	—	—	185,974
OREO	32,561	—	—	32,561
Total assets measured at fair value on a nonrecurring basis	$258,005	$—	$39,470	$218,535

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2016:

Description	Fair Value (in thousands)	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$178,891	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%
OREO	30,514	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2016	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$192,390	$192,390	$192,390	$—	$—
Investment securities available-for-sale	539,781	539,781	15,327	524,454	—
Investment securities held-to-maturity	263,277	272,817	—	272,817	—
Federal Home Loan Bank stock	11,582	11,582	—	11,582	—
Loans held for sale	41,703	41,703	—	41,703	—
Loans receivable, net	4,778,844	4,812,508	—	4,633,617	178,891
Accrued interest receivable	19,581	19,581	—	19,581	—
Investment in bank-owned life insurance	172,502	172,502	—	172,502	—
Interest rate swaps - not designated	2,753	2,753	—	2,753	—
Financial liabilities:
Demand deposits and savings	$3,541,989	$3,541,989	$—	$3,541,989	$—
Time deposits	1,814,654	1,819,646	—	1,819,646	—
Short-term borrowings	106,336	106,336	—	106,336	—
Long-term debt	245,783	239,575	—	239,575	—
Accrued interest payable	2,298	2,298	—	2,298	—
Interest rate swap - cash flow hedge	3,057	3,057	—	3,057	—
Interest rate swaps - not designated	2,753	2,753	—	2,753	—

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2015	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$204,238	$204,238	$204,238	$—	$—
Investment securities available-for-sale	490,140	490,140	637	489,503	—
Investment securities held-to-maturity	244,417	249,679	—	249,679	—
Federal Home Loan Bank stock	8,171	8,171	—	8,171	—
Loans held for sale	39,470	39,470	—	39,470	—
Loans receivable, net	4,168,224	4,228,455	—	4,042,481	185,974
Accrued interest receivable	18,055	18,055	—	18,055	—
FDIC indemnification asset	1,909	1,909	—	—	1,909
Investment in bank-owned life insurance	116,806	116,806	—	116,806	—
Interest rate swaps - not designated	1,332	1,332	—	1,332	—
Financial liabilities:
Demand deposits and savings	$3,143,369	$3,143,369	$—	$3,143,369	$—
Time deposits	1,598,838	1,611,707	—	1,611,707	—
Short-term borrowings	103,212	103,212	—	103,212	—
Long-term debt	189,578	184,289	—	184,289	—
Accrued interest payable	2,002	2,002	—	2,002	—
Interest rate swap - cash flow hedge	1,085	1,085	—	1,085	—
Interest rate swaps - not designated	1,332	1,332	—	1,332	—

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

The following table presents the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commitments under unfunded loans and lines of credit	$1,215,927	$1,010,497
Letters of credit	14,595	14,213

We invest as a limited partner in partnerships that operate qualified affordable housing or invest in emerging companies in our geographic region. These limited partnership structures are considered to be variable interest entities ("VIEs") because the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary of the VIEs and do not consolidate them. Our investments in these partnerships are recorded in other assets on the Consolidated Balance Sheets. The Company has committed to invest up to $10.8 million in these VIEs, of which $6.6 million was unfunded at June 30, 2016. At June 30, 2016, our maximum exposure to loss is our $4.2 million recorded investment.

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

NOTE 12 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At June 30, 2016, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013 Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). The 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. The Company had 118,000 Rights issued under the 2006 Omnibus Plan, 410,393 Rights issued and 813,705 Rights available for grants or awards under the 2013 Omnibus Plan, and 56,537 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

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

A summary of the Company’s stock option activity for the six months ended June 30, 2016 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding at December 31, 2015	152,571	$9.69
Issued	—	—
Exercised	41,171	10.00
Forfeited or expired	—	—
Outstanding at June 30, 2016	111,400	9.58	2.35	$1,463
Exercisable at June 30, 2016	111,400	9.58	2.35	1,463

The related compensation expense recognized for stock options, the intrinsic value of stock option exercised and the grant-date fair value of options that vested was immaterial for the six months ended June 30, 2016 and 2015, respectively.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2015	516,088	$15.78
Granted	61,265	20.95
Vested	(102,321)	13.49
Forfeited	(2,500)	19.33
Unvested at June 30, 2016	472,532	$16.93

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The Company recognized compensation expense of $1.5 million and $1.3 million for restricted stock awards for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was $5.7 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.03 years. The grant-date fair value of restricted stock grants vested was $1.4 million and $1.3 million during the six months ended June 30, 2016 and 2015, respectively.

NOTE 13 – SUBSEQUENT EVENT

On July 26, 2016, the Company completed the issuance and sale of 2.9 million shares of voting common stock, which yielded net proceeds of $59.6 million. The Company intends to use the net proceeds of this offering for general corporate purposes, including contributing capital to the Bank to maintain or increase regulatory capital levels or support growth in its lending and deposit-gathering activities, financing expansion of BNC's branch system and acquiring other financial institutions, or branches thereof, or businesses engaged in activities that BNC believes could complement its banking business and provide additional sources of non-interest income.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the allowance for loan losses, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the Company’s significant accounting policies during the second quarter of 2016. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

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

During recent years, we have focused much of our growth and expansion efforts on acquisitions of community banks that align with our strategy of growth focused within existing markets. These acquisitions have allowed us to increase our presence and build scale in these key metropolitan markets and have enhanced our organic growth opportunities. Most recently, the Company completed the previously announced acquisition of Southcoast, which operated 10 branches in and around Charleston, South Carolina, in June 2016.

In November 2015, we announced our entry into a definitive agreement to acquire all of the common stock of High Point Bank Corporation ("HPTB"), the holding company for High Point Bank and Trust. HPTB operates 10 branches in the Piedmont-Triad area of North Carolina, which is another key market for our growth strategy. This transaction is expected to close in the second half of 2016, subject to regulatory approval and other customary conditions.

Table 1
Financial Highlights

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Operating data:	(Dollars in thousands, except per share information, shares in thousands)
Total interest income	$58,408	$45,047	$114,889	$88,934
Total interest expense	8,478	6,314	16,469	12,131
Net interest income	49,930	38,733	98,420	76,803
Provision for loan losses	698	301	1,345	411
Non-interest income	9,015	8,693	16,977	14,993
Non-interest expense	36,840	31,399	71,726	63,390
Net income	14,647	11,014	29,082	19,772

Common share and per common share data:
Diluted earnings per share	$0.35	$0.34	$0.71	$0.60
Dividends declared and paid	0.05	0.05	0.10	0.10
Book value	15.86	12.38	15.86	12.38
Tangible book value (1)	11.28	9.87	11.28	9.87
Weighted average diluted shares outstanding	41,560	32,653	41,229	32,704
End of period shares outstanding	45,201	32,589	45,201	32,589

Balance sheet data at period end:
Total assets (2)	$6,478,373	$4,277,296	$6,478,373	$4,277,296
Originated loans	3,163,357	2,394,470	3,163,357	2,394,470
Acquired loans	1,649,328	858,537	1,649,328	858,537
Allowance for loan and lease losses	33,841	30,635	33,841	30,635
Goodwill and other intangible assets, net	207,234	82,022	207,234	82,022
Deposits	5,356,643	3,509,975	5,356,643	3,509,975
Shareholders' equity	717,061	403,583	717,061	403,583

Selected performance ratios:
Return on average assets	1.00%	1.06%	1.01%	0.96%
Return on average common equity	9.43%	11.05%	9.57%	10.04%
Return on average tangible common equity (3)	13.29%	14.59%	13.50%	13.37%
Net interest margin (4)	3.91%	4.28%	3.94%	4.32%
Average equity to average assets	10.58%	9.56%	10.59%	9.59%

Asset quality ratios:
Net (recoveries) to average portfolio loans	(0.05)%	(0.13)%	(0.04)%	(0.03)%
Allowance for loan losses to portfolio loans	0.70%	0.94%	0.70%	0.94%
Nonperforming assets to total assets	0.74%	1.37%	0.74%	1.37%
Nonperforming loans to portfolio loans	0.36%	0.78%	0.36%	0.78%
Excluding acquired:
Allowance for loan losses to originated loans	0.98%	1.13%	0.98%	1.13%
Nonperforming assets to originated loans and OREO	0.67%	1.40%	0.67%	1.40%
Nonperforming loans to originated loans	0.17%	0.54%	0.17%	0.54%

Capital ratios at period end:
Tier 1 leverage	9.79%	8.31%	9.79%	8.31%
Common equity tier 1	9.31%	8.79%	9.31%	8.79%
Tier 1 risk-based capital	10.19%	9.27%	10.19%	9.27%
Total risk-based capital	12.08%	11.75%	12.08%	11.75%

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

(4)
Calculated by dividing tax equivalent net interest income by average interest-earning assets. The tax equivalent adjustment was $1.9 million for the three months ended June 30, 2016 and 2015, respectively, and $3.8 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively.

Table 2
Reconciliation of Non-GAAP Financial Measures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Tangible Common Book Value per Share:	(Dollars in thousands)
Shareholders' equity (GAAP)	$717,061	$403,583	$717,061	$403,583
Intangible assets	207,234	82,022	207,234	82,022
Tangible common shareholders equity (non-GAAP)	509,827	321,561	509,827	321,561
Common shares outstanding	45,201	32,589	45,201	32,589
Tangible common book value per share (non-GAAP)	$11.28	$9.87	$11.28	$9.87

Return on Average Tangible Common Equity:
Net income (GAAP)	$14,647	$11,014	$29,082	$19,772
Plus: Amortization of intangibles, net of tax	748	529	1,476	1,058
Tangible net income available to common shareholders (non-GAAP)	15,395	11,543	30,558	20,830
Average common shareholders' equity	625,021	399,868	611,074	396,967
Less: Average intangible assets	159,184	82,431	155,738	82,853
Average tangible common shareholders' equity (non-GAAP)	465,837	317,437	455,336	314,114
Return on average tangible common equity (non-GAAP)	13.29%	14.59%	13.50%	13.37%

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

Net interest income for the three months ended June 30, 2016 was $51.9 million, an increase of 27.8% from $40.6 million for the three months ended June 30, 2015. The increase was primarily driven by a $1.53 billion increase in average interest-earning assets, primarily due to the acquisitions of Valley and the Certus branches, respectively, as well as continued organic loan growth in our markets. The Company has also increased its on-balance sheet liquidity position, which led to an increase in average investment securities and interest-bearing deposits at other financial institutions of $247.4 million and $84.1 million, respectively.

Net interest income for the six months ended June 30, 2016 was $102.3 million, an increase of 27.0% from $80.5 million for the six months ended June 30, 2015. Average interest-earning assets for the six months ended June 30, 2016 were $5.23 billion, an increase of $1.47 billion from average interest-earning assets of $3.76 billion for the six months ended June 30, 2015.

Net interest margin was 3.91% for the three months ended June 30, 2016, a decrease of 37 basis points from 4.28% for the three months ended June 30, 2015. The Company’s average yield on interest-earning assets for the three months ended June 30, 2016 was 4.55%, a decrease of 40 basis points from 4.95% for the comparable period of 2015. The decrease is primarily due to a decrease in the yield earned on portfolio loans, which was 4.72% for the three months ended June 30, 2016, as compared to 5.03% for the three months ended June 30, 2015. This decrease is due to continued pricing pressure on new and renewed portfolio loans. The Company recorded accretion income on the acquired loan portfolio of $5.3 million for the three months ended June 30, 2016, which is unchanged from the comparable period of 2015. The average yield earned on the investment securities portfolio for the three months ended June 30, 2016 was 4.30%, a decrease of 60 basis points from 4.90% earned for the three months ended June 30, 2015. This decrease was due to the purchase of new investment securities that have a lower yield than the current portfolio.

For the six months ended June 30, 2016, net interest margin was 3.94%, a decrease of 38 basis points from 4.32% for the six months ended June 30, 2015. The Company’s average yield on interest-earning assets for the six months ended June 30, 2016 was 4.57%, a decrease of 41 basis points from 4.98% for the six months ended June 30, 2015. The yield earned on portfolio loans was 4.75% for the six months ended June 30, 2016, a decrease compared to 5.05% for the six months ended June 30, 2015. The Company recorded accretion income on the acquired loan portfolio of $10.8 million, an increase from $10.1 million recorded during 2015. The average yield earned on the investment securities portfolio for the six months ended June 30, 2016 was 4.30%, a decrease of 69 basis points from 4.99% earned for the comparable period of 2015.

Average interest-bearing liabilities were $4.41 billion for the three months ended June 30, 2016, an increase of $1.23 billion from $3.18 billion for the three months ended June 30, 2015. The entirety of this increase was from interest-bearing deposits, which have come from both acquisitions and organic growth in our markets. The Company’s average cost of interest-bearing liabilities was 0.77% for the three months ended June 30, 2016, a slight decrease compared to 0.80% for the comparable period of 2015.

Average interest-bearing liabilities were $4.31 billion for the six months ended June 30, 2016, an increase of $1.15 billion from $3.16 billion for the six months ended June 30, 2015. Total interest-bearing deposits were $4.05 billion for the six months ended June 30, 2016, an increase of $1.13 billion from $2.92 billion for the comparable period of 2015. The Company’s average cost of interest-bearing liabilities was 0.77% for the six months ended June 30, 2016 and 2015, respectively.

Table 3
Average Balance and Net Interest Income (FTE)

	For the Three Months Ended June 30,
	2016			2015
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
Interest-earning assets:	(Dollars in thousands)
Loans and leases (1)	$4,402,595	$51,641	4.72%	$3,207,771	$40,199	5.03%
Loans held for sale	34,653	337	3.91%	30,662	295	3.86%
Investment securities, taxable	388,957	2,908	3.01%	164,371	1,261	3.08%
Investment securities, tax-exempt (2)	371,884	5,229	5.65%	349,105	5,016	5.76%
Interest-earning balances and other	134,923	228	0.68%	50,787	132	1.04%
Total interest-earning assets	5,333,012	60,343	4.55%	3,802,696	46,903	4.95%
Other assets	575,329			377,994
Total assets	$5,908,341			$4,180,690
Interest-bearing liabilities:
Demand deposits	$2,300,697	$3,199	0.56%	$1,462,242	$1,649	0.45%
Savings deposits	185,449	72	0.16%	142,471	54	0.15%
Time deposits	1,652,320	3,433	0.84%	1,298,247	3,185	0.98%
Borrowings	272,374	1,774	2.62%	279,140	1,426	2.05%
Total interest-bearing liabilities	4,410,840	8,478	0.77%	3,182,100	6,314	0.80%
Non-interest-bearing deposits	825,148			573,640
Other liabilities	47,332			25,082
Shareholders' equity	625,021			399,868
Total liabilities and shareholder's equity	$5,908,341			$4,180,690
Net interest income and interest rate spread		$51,865	3.78%		$40,589	4.15%
Net interest margin			3.91%			4.28%

	For the Six Months Ended June 30,
	2016			2015
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
Interest-earning assets:	(Dollars in thousands)
Loans and leases (1)	$4,303,681	$101,572	4.75%	$3,168,599	$79,404	5.05%
Loans held for sale	35,928	708	3.96%	28,218	510	3.64%
Investment securities, taxable	380,770	5,628	2.97%	153,229	2,427	3.19%
Investment securities, tax-exempt (2)	368,331	10,379	5.67%	351,352	10,065	5.78%
Interest-earning balances and other	137,145	442	0.65%	54,337	252	0.94%
Total interest-earning assets	5,225,855	118,729	4.57%	3,755,735	92,658	4.98%
Other assets	545,884			383,440
Total assets	$5,771,739			$4,139,175
Interest-bearing liabilities:
Demand deposits	$2,247,318	$6,101	0.55%	$1,488,131	$3,302	0.45%
Savings deposits	182,171	138	0.15%	141,581	105	0.15%
Time deposits	1,616,578	6,706	0.83%	1,286,850	5,923	0.93%
Borrowings	267,627	3,524	2.65%	247,835	2,801	2.28%
Total interest-bearing liabilities	4,313,694	16,469	0.77%	3,164,397	12,131	0.77%
Non-interest-bearing deposits	801,631			553,108
Other liabilities	45,340			24,703
Shareholders' equity	611,074			396,967
Total liabilities and shareholder's equity	$5,771,739			$4,139,175
Net interest income and interest rate spread		$102,260	3.80%		$80,527	4.21%
Net interest margin			3.94%			4.32%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $1.9 million for the three months ended June 30, 2016 and 2015, respectively. The taxable-equivalent adjustment was $3.8 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively.

The following table details the variances in net interest income between the three and six months ended June 30, 2016 and 2015 caused by changes in interest rates and changes in volumes:

Table 4
Volume and Rate Variance Analysis (FTE)

	Three Months Ended June 30, 2016 vs. 2015			Six Months Ended June 30, 2016 vs. 2015
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:	(Dollars in thousands)
Loans and leases	$14,375	$(2,933)	$11,442	$27,812	$(5,644)	$22,168
Loans held for sale	38	4	42	146	52	198
Investment securities, taxable	1,695	(48)	1,647	3,490	(289)	3,201
Investment securities, tax-exempt (1)	312	(99)	213	516	(202)	314
Interest-earning balances and other	179	(83)	96	329	(139)	190
Total interest income	16,599	(3,159)	13,440	32,293	(6,222)	26,071

Interest expense:
Deposits:
Demand deposits	1,039	511	1,550	1,908	891	2,799
Savings deposits	16	2	18	30	3	33
Time deposits	778	(530)	248	1,475	(692)	783
Borrowings	(44)	392	348	252	471	723
Total interest expense	1,789	375	2,164	3,665	673	4,338
Net interest income increase (decrease)	$14,810	$(3,534)	$11,276	$28,628	$(6,895)	$21,733

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

The Company recorded a provision for loan losses of $0.7 million for the three months ended June 30, 2016, an increase compared to $0.3 million recorded for the three months ended June 30, 2015. For the six months ended June 30, 2016, the provision for loan losses was $1.3 million, an increase compared to $0.4 million for the comparable period of 2015. The additional provision was recorded due to the high levels of loan growth in the originated loan portfolio.

The amount of provision for loan losses is based on our analysis of the adequacy of the allowance for loan and lease losses utilizing the criteria discussed in the Critical Accounting Policies section of our Annual Report on Form 10-K for the year ended December 31, 2015.
See additional discussion under "Asset Quality - Analysis of Allowance for Loan Losses” section.

Non-Interest Income

Table 5
Non-Interest Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Mortgage lending income	$2,671	$2,777	$5,352	$5,276
Service charges	2,422	1,810	4,743	3,454
Earnings on bank-owned life insurance	1,160	601	1,918	1,255
Gain (loss) on sale of investment securities, net	4	(4)	(35)	45
Other	2,758	3,509	4,999	4,963
Total non-interest income	$9,015	$8,693	$16,977	$14,993

Mortgage lending income was $2.7 million for the three months ended June 30, 2016, compared to $2.8 million earned during the three months ended June 30, 2015. During the three months ended June 30, 2016, the Company closed $108.8 million of mortgage loans to be sold in the secondary market, compared with $105.1 million for the comparable period of 2015. For the six months ended June 30, 2016, mortgage lending income was $5.4 million, a slight increase compared to $5.3 million earned during the six months ended June 30, 2015. The Company closed $198.7 million of mortgage loans to be sold in the secondary market during the six months ended June 30, 2016, compared with $195.0 million during the comparable period of 2015.

Income from service charges was $2.4 million for the three months ended June 30, 2016, an increase of 33.8% from $1.8 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, income from service charges increased by 37.3% to $4.7 million as compared to the six months ended June 30, 2015. The increase was directly due to the increase in deposits and volume of transactions from the Company's recent acquisitions and organic growth.

Other non-interest income for the three months ended June 30, 2016 was $2.8 million, a decrease of $0.8 million as compared to the three months ended June 30, 2015. Many of the non-interest income sources, such as income from recoveries on acquired loans and income derived from our investment brokerage services, are volatile and can vary significantly from period to period. Income generated from the sale of the guaranteed-portion of SBA loans was $1.1 million for the second quarter of 2016, an increase of 88.0% from $0.6 million for the second quarter of 2015. For the six months ended June 30, 2016, SBA income was $1.9 million, compared to $1.0 million for the comparable period of 2015, as the Company continues to place emphasis on expanding this business.

Non-Interest Expense

Table 6
Non-Interest Expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$19,666	$16,202	$38,079	$33,612
Occupancy	3,508	2,618	6,760	5,199
Furniture and equipment	1,994	1,597	4,071	3,225
Data processing and supplies	1,544	1,073	2,982	2,234
Advertising and business development	923	617	1,607	1,263
Insurance, professional and other services	3,187	1,842	5,461	4,101
FDIC insurance assessments	900	702	1,800	1,437
Loan, foreclosure and other real estate owned	870	3,536	2,246	5,861
Other	4,248	3,212	8,720	6,458
Total non-interest expense	$36,840	$31,399	$71,726	$63,390

The overall increase in non-interest expense for both the three and the six months ended June 30, 2016, as compared to 2015, is directly attributable to increased headcount and facilities charges from our acquisitions of Valley and the Certus branches, respectively. Non-interest expense for the three months ended June 30, 2016 also includes $3.8 million of transaction-related expenses, compared to $1.2 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, transaction-related expenses totaled $5.2 million, compared to $4.1 million during the six months ended June 30, 2015.

Other expenses totaled $4.3 million and $8.7 million, respectively, for the three and six months ended June 30, 2016, compared to $3.2 million and $6.5 million, respectively, for the three and six months ended June 30, 2015. This increase was primarily due to an increase in amortization expense on acquired intangible assets and miscellaneous additional increases due to the increased size of the Company.

Loan, foreclosure and other real estate owned ("OREO") expenses include foreclosure and carrying costs and realized losses and write-downs of foreclosed properties. Realized losses and valuation adjustments on foreclosed property totaled a net gain of $0.3 million for the three months ended June 30, 2016, compared to a net loss of $2.1 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, realized losses and valuation adjustments totaled $0.1 million, compared to $3.2 million recorded during the six months ended June 30, 2015. During the second quarter of 2015, the Company initiated an aggressive disposition strategy by writing down targeted OREO in order to sell these properties.

Income Taxes

Income tax expense was $6.8 million for the three months ended June 30, 2016, an increase of 43.5% from $4.7 million for the comparable period of 2015. We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. Due to an increase in our level of taxable income relative to non-taxable income, our effective tax rate for the three months ended June 30, 2016 was 31.6%, compared to an effective tax rate of 30.0% for the three months ended June 30, 2015. For the six months ended June 30, 2016, our income tax expense and effective income tax rate were $13.2 million and 31.3%, respectively, compared to $8.2 million and 29.4%, respectively, for the six months ended June 30, 2015.

Analysis of Financial Condition

Investment Securities

Our investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Investment securities classified as available for sale are carried at fair value in the consolidated balance sheet, while investment securities classified as held to maturity are shown at amortized cost in the consolidated balance sheet. Our total investment securities portfolio had a carrying value of $803.1 million at June 30, 2016, as compared to $734.6 million at December 31, 2015.

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

Our investment securities portfolio included gross unrealized gains of $25.6 million and gross unrealized losses of $5.9 million at June 30, 2016, compared to gross unrealized gains of $18.6 million and gross unrealized losses of $5.1 million at December 31, 2015. Management believes that all of its unrealized losses on individual investment securities at June 30, 2016 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

At June 30, 2016, our investment securities portfolio included 375 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The Company continually assesses the risk of credit default for the municipal bond portfolio and believes the portfolio has a low risk of credit default. The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions at June 30, 2016:

Table 7
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
General obligation bonds:	(Dollars in thousands)
Texas	$125,190	$131,678
Washington	28,618	30,048
Ohio	22,333	24,133
North Carolina	18,751	19,666
California	16,005	16,677
Pennsylvania	15,613	16,254
Other (21 states)	71,363	75,173
Total general obligation bonds:	297,873	313,629
Revenue bonds:
North Carolina	33,225	34,688
Indiana	16,880	18,039
South Carolina	11,968	12,552
Florida	11,142	11,758
Texas	7,314	7,773
Washington	6,558	6,794
New York	5,758	5,930
Other (12 states)	22,681	24,097
Total revenue bonds:	115,526	121,631
Total obligations of state and political subdivisions	$413,399	$435,260

Our largest exposure in general obligation bonds was 72 bonds issued by various school districts in Texas with a total amortized cost basis of $90.5 million and total fair value of $95.4 million at June 30, 2016. Of this total, $74.6 million in amortized cost and $78.4 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

Our investments in revenue bonds at June 30, 2016 are summarized in the following table:

Table 8
Revenue Bonds by Source

	Amortized Cost	Fair Value
	(Dollars in thousands)
College and university	$20,059	$20,881
Water and sewer	19,920	21,045
Health, hospitality and nursing home	19,890	21,185
Power and electricity	13,049	13,519
Lease (abatement)	7,028	7,825
Other	35,580	37,176
Total revenue bonds	$115,526	$121,631

Our largest individual exposures in revenue bonds at June 30, 2016 were three bonds to be repaid by future pledged power and utility revenue, and seven bonds to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $18.2 million and the total fair value was $19.1 million at June 30, 2016.

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

Our evaluation of investments in state and political subdivisions at June 30, 2016 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by nationally recognized credit ratings agencies.

The Company's investment securities portfolio also includes 39 asset-backed securities, which are collateralizations of student loan pools, securitizations of cash flows derived single family rental properties, and collateralized loan obligations, which are pools of non-investment grade corporate loans. Our investments in asset-backed securities at June 30, 2016 are summarized in the following table:

Table 9
Asset-Backed Securities

	Amortized Cost	Fair Value
	(Dollars in thousands)
Collateralized by pools of single family residential rental income	$110,063	$109,018
Collateralized loan obligations	51,283	50,968
Collateralized by pools of student loans	4,821	4,315
Total asset-backed securities	$166,167	$164,301

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

Our evaluation of investments in asset-backed securities at June 30, 2016 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by nationally recognized credit ratings agencies.

Loans

Total portfolio loans were $4.81 billion at June 30, 2016, an increase of $612.8 million from $4.20 billion at December 31, 2015. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Table 10
Loan Portfolio Composition

	June 30, 2016		December 31, 2015
	Amount	% of Total Loans	Amount	% of Total Loans
Originated:	(Dollars in thousands)
Commercial real estate	$1,812,009	37.6%	$1,575,555	37.5%
Commercial construction	366,856	7.6%	281,591	6.7%
Commercial and industrial	333,995	6.9%	279,495	6.7%
Leases	29,463	0.6%	26,773	0.6%
Residential construction	79,977	1.7%	59,937	1.4%
Residential mortgage	526,556	10.9%	484,895	11.6%
Consumer and other	14,501	0.3%	12,970	0.3%
Total originated loans	3,163,357	65.6%	2,721,216	64.8%

Acquired:
Commercial real estate	687,337	14.3%	670,460	16.0%
Commercial construction	85,984	1.8%	83,418	2.0%
Commercial and industrial	120,487	2.5%	139,621	3.3%
Residential construction	18,055	0.4%	16,084	0.4%
Residential mortgage	731,295	15.2%	563,563	13.4%
Consumer and other	6,170	0.2%	5,509	0.1%
Total acquired loans (1)	1,649,328	34.4%	1,478,655	35.2%
Total portfolio loans	$4,812,685	100.0%	$4,199,871	100.0%

(1) Amount includes $0 and $40.9 million of acquired loans covered under FDIC loss-share agreements at June 30, 2016 and December 31, 2015, respectively.

Overall, new loan originations were $1.03 billion during the first half of 2016, an increase of 47.6% from loan originations of $696.0 million during the first half of 2015.

Notable contributions to the change in loan balances during the first half of 2016 were as follows:

•	Total acquired loans totaled $1.65 billion at June 30, 2016, an increase of $170.7 million from December 31, 2015 due to the acquisition of Southcoast;

•
The commercial real estate portfolio, which consists of multi-family residential property and owner and non-owner occupied nonresidential properties, totaled $2.50 billion at June 30, 2016, an increase of $253.3 million from December 31, 2015. Excluding loans acquired in business combinations, commercial real estate loans were $1.81 billion at June 30, 2016, an increase of $236.5 million from December 31, 2015;

•
The commercial construction portfolio totaled $452.8 million at June 30, 2016, an increase of $87.8 million from December 31, 2015. Excluding loans acquired in business combinations, commercial construction loans were $366.9 million at June 30, 2016, an increase of $85.3 million from December 31, 2015. This portfolio includes projects that span multiple industries and locations within our footprint, with the primary components being multi-family, office buildings, and shopping center construction projects. Fundings of commercial construction projects increased significantly during the second quarter of 2016; and

•
Residential mortgage loans totaled $1.26 billion at June 30, 2016, an increase of $209.4 million from December 31, 2015. Excluding loans acquired in business combinations, residential mortgage loans were $526.6 million at June 30, 2016, an increase of $41.7 million from December 31, 2015, which was primarily driven by growth in home equity lines of credit.

At June 30, 2016, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $246.7 million, which represented approximately 95% of the total second liens held by the Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15-year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding principal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At June 30, 2016, approximately 96% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria include analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either converted to conventional second mortgage loans that are fully amortizing or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.

The following table summarizes the maturity dates of our home equity lines of credit at June 30, 2016:

Table 11
Home Equity Line of Credit Maturities

(Dollars in thousands)
2016	$6,158
2017	7,868
2018	8,562
2019	12,122
2020	13,246
Thereafter	349,368
$397,324

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. Total deposits at June 30, 2016 were $5.36 billion, compared to total deposits of $4.74 billion at December 31, 2015. The Company continues to grow its transactional deposit base, which has increased by $398.6 million during the first six months of 2016. This increase is due to the Company's continued success in attracting new customers in our metropolitan markets. Wholesale deposits were 26.7% of total deposits at June 30, 2016, a decrease compared to 27.5% at December 31, 2015.

Borrowings

The total carrying value of our outstanding borrowings at June 30, 2016 was $352.1 million, an increase compared to total carrying value of borrowings of $291.6 million at December 31, 2015. Short-term borrowings are comprised of short-term FHLB advances, securities sold under agreements to repurchase and Federal funds purchased. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. Long-term funding is comprised of long-term FHLB advances and subordinated notes. The additional borrowings were comprised of junior subordinated debentures and long-term advances from the Federal Home Loan Bank of Atlanta assumed in the Southcoast acquisition.

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

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and OREO, totaled $47.7 million, or 0.74% of total assets, at June 30, 2016, as compared to $51.3 million, or 0.90% of total assets, at December 31, 2015. Nonperforming assets that were not acquired by the Company totaled $21.2 million at June 30, 2016, a slight decrease from $22.2 million at December 31, 2015.

The following table summarizes total nonperforming assets for the past five quarters:

Table 12
Nonperforming Assets

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Nonaccrual loans - non-acquired	$5,407	$6,228	$6,623	$5,914	$12,998
Nonaccrual loans - acquired	11,756	12,706	12,086	14,322	12,391
OREO - non-acquired	15,806	14,987	15,588	18,791	20,767
OREO - acquired	14,708	15,783	16,973	18,489	12,241
90 days past due - non-acquired	10	—	—	—	—
90 days past due - acquired	—	—	3	—	14
Total nonperforming assets	$47,687	$49,704	$51,273	$57,516	$58,411
Total nonperforming assets - non-acquired	$21,223	$21,215	$22,211	$24,705	$33,765

Loans restructured/modified not included in above,
(not 90 days past due or on nonaccrual)	$9,839	$14,984	$14,718	$15,562	$14,100

Ratio of total nonperforming assets to total assets	0.74%	0.87%	0.90%	1.11%	1.37%
Ratio of total nonperforming loans to total portfolio loans	0.36%	0.45%	0.45%	0.51%	0.78%

Excluding acquired:
Ratio of nonperforming assets to originated loans and OREO	0.67%	0.74%	0.81%	0.95%	1.40%
Ratio of nonperforming loans to originated loans	0.17%	0.22%	0.24%	0.23%	0.54%

Total nonaccrual loans were $17.2 million at June 30, 2016, a decrease from total nonaccrual loans of $18.7 million at December 31, 2015. Nonaccrual loans that were not acquired by the Company decreased from $6.6 million at December 31, 2015 to $5.4 million at June 30, 2016.

Total OREO was $30.5 million at June 30, 2016, a decrease of $2.1 million from total OREO of $32.6 million at December 31, 2015. OREO properties that were not acquired by the Company were $15.8 million at June 30, 2016, compared to $15.6 million at December 31, 2015. The carrying values of OREO represent the lower of the carrying amount or fair value less costs to sell.

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

Analysis of Allowance for Loan Losses

The allowance for loan losses was $33.8 million at June 30, 2016, an increase of $2.2 million compared to $31.6 million at December 31, 2015. The ratio of the allowance for loan losses to total portfolio loans was 0.70% and 0.75% at June 30, 2016 and December 31, 2015, respectively. Excluding loans acquired by the Company, the ratio of the allowance for loans to portfolio loans was 0.98% and 1.05% at June 30, 2016 and December 31, 2015, respectively. The allowance for loan losses was equal to 197.1% of our total nonperforming loans and leases at June 30, 2016, compared to 169.1% at December 31, 2015.

The Company experienced $0.6 million in net recoveries of previously charged-off loans during the second quarter of 2016, compared to net recoveries of $1.0 million for the second quarter of 2015. Gross charge-offs were $0.9 million during the second quarter of 2016, compared to $0.7 million during the second quarter of 2015.

For the six months ended June 30, 2016, the Company experienced $0.8 million in net recoveries of previously charged-off loans, compared to net recoveries of $0.5 million for the comparable period of 2015. Gross charge-offs were $1.3 million during the six months ended June 30, 2016, compared to $2.7 million during the six months ended June 30, 2015.

The following table presents information related to the allowance for loan losses for the periods presented:

Table 13
Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance	$32,548	$29,351	$31,647	$30,399
Provision for credit losses:
Non-covered loans	646	330	1,705	589
Covered loans	52	(29)	(360)	(178)
Change in FDIC indemnification asset	—	(53)	52	(627)
Net (charge-offs) recoveries on loans covered under loss-share	(244)	(107)	(55)	452
Charge-offs on loans not covered under loss-share:
Commercial real estate	(386)	—	(527)	(1,530)
Commercial construction	—	(8)	—	(8)
Commercial and industrial	(51)	(24)	(51)	(109)
Residential mortgage	(139)	(174)	(293)	(458)
Consumer and other	(9)	(175)	(18)	(230)
Total charge-offs	(585)	(381)	(889)	(2,335)

Recoveries on loans not covered under loss-share:
Commercial real estate	128	370	174	517
Commercial construction	381	651	390	952
Commercial and industrial	121	213	244	396
Residential construction	6	4	13	34
Residential mortgage	780	185	886	326
Consumer and other	8	101	34	110
Total recoveries	1,424	1,524	1,741	2,335
Net recoveries on loans not covered under loss-share	839	1,143	852	—
Ending balance	$33,841	$30,635	$33,841	$30,635

Total
Ratio of allowance for loan losses to total portfolio loans	0.70%	0.94%	0.70%	0.94%
Excluding acquired
Ratio of allowance for loan losses to originated loans	0.98%	1.13%	0.98%	1.13%

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

Capital Resources

Total shareholders’ equity was $717.1 million at June 30, 2016, an increase from shareholders’ equity of $592.1 million at December 31, 2015. The increase was primarily due to the issuance of shares as consideration in the acquisition of Southcoast.

As noted in Note 13 “Subsequent Event” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report, in July 2016, the Company completed the issuance and sale of 2.9 million shares of voting common stock, which yielded net proceeds of $59.6 million.

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

The Bank and the Company's capital levels are characterized as "well-capitalized" under the Basel III Capital Rules. The capital adequacy ratios for BNC and the Company are set forth below:

Table 14
Capital Adequacy Ratios

Bank of North Carolina:	Well-Capitalized Regulatory Threshold	June 30, 2016	December 31, 2015
Tier 1 leverage	5.00%	10.51%	9.80%
Common equity tier 1	6.50%	10.94%	10.94%
Tier 1 risk-based capital	8.00%	10.94%	10.94%
Total risk-based capital	10.00%	11.56%	11.61%

BNC Bancorp:
Tier 1 leverage	5.00%	9.79%	9.01%
Common equity tier 1	6.50%	9.31%	9.32%
Tier 1 risk-based capital	8.00%	10.19%	10.05%
Total risk-based capital	10.00%	12.08%	12.19%

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
The Company also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. In July 2016, the Company deregistered approximately $29.2 million in unsold securities from its prior shelf registration statement. The Company also filed a universal shelf registration statement with the SEC under which the Company may, from time to time, offer senior debt securities, subordinated debt securities, convertible debt securities, preferred stock, common stock, warrants or units. On July 26, 2016, the Company completed the issuance and sale of 2.9 million shares of voting common stock, which yielded net proceeds of $59.6 million, under the universal shelf registration statement.

While dividends from BNC and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company securities). The Parent Company did not receive dividends from subsidiaries during the six months ended June 30, 2016.

BNC has $140.0 million of established federal funds and other unsecured lines with counterparty banks, with $115.2 million available at June 30, 2016. BNC also has the ability to borrow from the FHLB and the Federal Reserve Bank, with $965.9 million and $293.8 million, respectively, in available credit at June 30, 2016. BNC also has excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the FHLB or other parties as necessary.

Investment securities are an important tool to the Company’s liquidity objective. Of the $803.1 million in the Company's investment securities portfolio at June 30, 2016, $539.8 million are designated as available-for-sale. Some of these securities are pledged to secure collateralized deposits, borrowings and for other purposes as required or permitted by law. The remaining investment securities could be pledged or sold to enhance liquidity, if necessary. The Bank may also issue institutional certificates of deposit and brokered certificates of deposit.

For the six months ended June 30, 2016, net cash provided by operating activities and financing activities was $26.2 million and $265.0 million, respectively, while net cash used in investing activities was $303.0 million, for a net decrease in cash and cash equivalents of $11.8 million since December 31, 2015. The primary cash outflows during the six months ended June 30, 2016 related to the funding the Company's continued organic loan growth, the purchase of investments, which includes both investment securities and bank-owned life insurance, and the repayment of short-term borrowings. The primary cash inflows related to cash received from core operations, cash received from our acquisition of Southcoast, and increased deposits.

For the six months ended June 30, 2015, net cash provided by operating and financing activities was $27.9 million and $184.0 million, respectively, while net cash used in investing activities was $224.3 million, for a net decrease in cash and cash equivalents of $12.3 million since December 31, 2014. The primary cash outflows during the six months ended June 30, 2015 related to the increase in loans and purchases of investment securities, while the primary cash inflows related to cash received from core operations, increase in deposits, and additional short-term borrowings.

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

The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2015 to June 30, 2016. See Note 6 “Derivatives” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report for more information on the Company’s strategies to hedge its interest rate risk.

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

As of June 30, 2016, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s employees are eligible to participate in the Bank of North Carolina Savings & Profit Sharing Plan (the “Plan”) through which the participants may invest in the Company’s common stock. The Company’s common stock held in the Plan is purchased in open market transactions by the Plan trustee. We recently discovered the Plan purchased a number of shares in excess of the number of shares that were registered for offer and sale under the Plan. Due to the fact that certain Plan participants purchased unregistered shares, these Plan participants may have the right to rescind such purchases. We believe that the potential rescission rights are immaterial to the Company’s consolidated financial statements. On July 29, 2016, the Company filed a registration statement on Form S-8 to register offers and sales of shares under the Plan occurring after such date.

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

BNC BANCORP

Date:	August 9, 2016	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2016	By: /s/ David B. Spencer
David B. Spencer
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Termination Agreement among the Federal Deposit Insurance Corporation, as Receiver of Beach First National Bank, Myrtle Beach, South Carolina and Blue Ridge Savings Bank, Inc., Asheville, North Carolina, and Bank of North Carolina, dated as of May 2, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2016).

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