Form 10-Q
period 2016-09-30
BNC BANCORP
filed 2016-11-08
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares outstanding of the registrant's common stock at November 4, 2016 was 52,149,127.

BNC BANCORP

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash and due from banks	$70,576	$54,319
Interest-earning deposits in other banks	242,762	149,919
Investment securities available-for-sale, at fair value	543,013	490,140
Investment securities held-to-maturity, at amortized cost (fair value of $304,124 and $249,679 at September 30, 2016 and December 31, 2015, respectively)	295,276	244,417
Federal Home Loan Bank stock, at cost	11,115	8,171
Loans held for sale	40,441	39,470
Loans:
Originated loans	3,455,677	2,721,216
Acquired loans	1,540,270	1,478,655
Less allowance for loan losses	(36,366)	(31,647)
Net loans	4,959,581	4,168,224
Accrued interest receivable	17,078	18,055
Premises and equipment, net	140,220	112,968
Other real estate owned	28,048	32,561
FDIC indemnification asset	—	1,909
Investment in bank-owned life insurance	172,611	116,806
Goodwill and other intangible assets, net	207,820	152,985
Other assets	73,021	77,012
Total assets	$6,801,562	$5,666,956

Liabilities and shareholders' equity
Deposits:
Non-interest bearing demand	$917,521	$776,479
Interest-bearing demand	3,080,479	2,366,890
Time deposits	1,652,123	1,598,838
Total deposits	5,650,123	4,742,207
Short-term borrowings	65,095	103,212
Long-term debt	245,514	188,351
Accrued expenses and other liabilities	45,618	41,039
Total liabilities	6,006,350	5,074,809

Shareholders' equity:
Preferred stock, no par value; authorized 20,000,000 shares; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, no par value; authorized 60,000,000 shares; 43,289,596 and 35,952,883 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	609,801	448,728
Common stock, non-voting, no par value; authorized 20,000,000 shares; 4,820,844 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	33,507	33,507
Retained earnings	143,317	102,583
Stock in directors rabbi trust	(4,958)	(4,753)
Directors deferred fees obligation	4,958	4,753
Accumulated other comprehensive income	8,587	7,329
Total shareholders' equity	795,212	592,147
Total liabilities and shareholders' equity	$6,801,562	$5,666,956

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$57,824	$48,050	$160,104	$127,964
Investment securities:
Taxable	3,113	1,842	8,741	4,269
Tax-exempt	3,797	3,259	10,336	9,600
Interest-earning balances and other	291	162	733	414
Total interest income	65,025	53,313	179,914	142,247
Interest expense:
Demand deposits	3,826	2,168	10,065	5,575
Time deposits	3,793	3,097	10,499	9,020
Short-term borrowings	159	156	487	422
Long-term debt	1,830	1,633	5,026	4,168
Total interest expense	9,608	7,054	26,077	19,185
Net interest income	55,417	46,259	153,837	123,062
Provision for loan losses	1,865	198	3,210	609
Net interest income after provision for loan losses	53,552	46,061	150,627	122,453
Non-interest income:
Mortgage lending income	3,134	3,031	8,486	8,307
Service charges	2,644	2,284	7,387	5,738
Earnings on bank-owned life insurance	1,254	705	3,172	1,960
Gain (loss) on sale of investment securities, net	34	794	(1)	839
Other	2,745	2,355	7,744	7,318
Total non-interest income	9,811	9,169	26,788	24,162
Non-interest expense:
Salaries and employee benefits	19,947	20,114	58,026	53,726
Occupancy	3,182	3,211	9,942	8,410
Furniture and equipment	2,300	1,655	6,371	4,880
Data processing and supplies	1,766	1,268	4,748	3,502
Advertising and business development	680	493	2,287	1,756
Insurance, professional and other services	2,277	3,155	7,738	7,256
FDIC insurance assessments	1,071	824	2,871	2,261
Loan, foreclosure and other real estate owned expenses	1,562	2,352	3,808	8,213
Other	5,050	5,113	13,770	11,571
Total non-interest expense	37,835	38,185	109,561	101,575
Income before income tax expense	25,528	17,045	67,854	45,040
Income tax expense	7,388	5,106	20,632	13,329
Net income	$18,140	$11,939	$47,222	$31,711

Basic earnings per common share	$0.38	$0.31	$1.09	$0.92
Diluted earnings per common share	$0.38	$0.31	$1.09	$0.92
Dividends declared and paid per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$18,140	$11,939	$47,222	$31,711
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on investments securities available-for-sale	2,451	908	4,259	(827)
Tax effect	(908)	(336)	(1,577)	306
Reclassification of (gains) losses recognized in net income on sale of investment securities available-for-sale	(34)	(794)	1	(839)
Tax effect	13	293	—	310
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(416)	(204)	(1,188)	(561)
Tax effect	155	76	440	208
Net of tax amount	1,261	(57)	1,935	(1,403)
Cash flow hedging activities:
Unrealized holding gains (losses)	897	(1,390)	(1,075)	(2,134)
Tax effect	(332)	514	398	790
Net of tax amount	565	(876)	(677)	(1,344)
Total other comprehensive income (loss)	1,826	(933)	1,258	(2,747)
Total comprehensive income	$19,966	$11,006	$48,480	$28,964

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common stock		Common stock - nonvoting		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	—	$—	27,777,737	$281,488	4,820,844	$33,507	$65,211	$(3,429)	$3,429	$10,182	390,388
Net income	—	—	—	—	—	—	31,711	—	—	—	31,711
Directors deferred fees	—	—	—	—	—	—	—	(1,535)	1,535	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(2,747)	(2,747)
Common stock repurchased	—	—	(200,000)	(3,622)	—	—	—	—	—	—	(3,622)
Common stock issued pursuant to:
Acquisition of Valley Financial Corporation	—	—	5,500,697	108,700	—	—	—	—	—	—	108,700
Stock-based compensation	—	—	111,413	1,994	—	—	—	—	—	—	1,994
Dividend reinvestment plan	—	—	12,673	231	—	—	—	—	—	—	231
Stock options exercised	—	—	206,140	2,440	—	—	—	—	—	—	2,440
Shares withheld for payment of taxes	—	—	(31,385)	(576)	—	—	—	—	—	—	(576)
Shares traded to exercise stock options	—	—	(60,187)	(1,047)	—	—	—	—	—	—	(1,047)
Excess income tax benefit	—	—	—	194	—	—	—	—	—	—	194
Cash dividends:
Common stock, $0.15 per share	—	—	—	—	—	—	(5,169)	—	—	—	(5,169)
Balance, September 30, 2015	—	$—	33,317,088	$389,802	4,820,844	$33,507	$91,753	$(4,964)	$4,964	$7,435	$522,497

Balance, December 31, 2015	—	$—	35,952,883	$448,728	4,820,844	$33,507	$102,583	$(4,753)	$4,753	$7,329	$592,147
Net income			—	—	—	—	47,222	—	—	—	47,222
Directors deferred fees	—	—	—	—	—	—	—	(205)	205	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	1,258	1,258
Common stock issued pursuant to:
Acquisition of Southcoast Financial Corporation	—	—	4,310,445	98,968	—	—	—	—	—	—	98,968
Public offering	—	—	2,875,000	59,843	—	—	—	—	—	—	59,843
Stock-based compensation	—	—	121,353	2,382	—	—	—	—	—	—	2,382
Dividend reinvestment plan	—	—	9,305	208	—	—	—	—	—	—	208
Stock options exercised	—	—	59,617	555	—	—	—	—	—	—	555
Shares withheld for payment of taxes	—	—	(39,007)	(883)	—	—	—	—	—	—	(883)
Cash dividends:
Common stock, $0.15 per share	—	—	—	—	—	—	(6,488)	—	—	—	(6,488)
Balance, September 30, 2016	—	$—	43,289,596	$609,801	4,820,844	$33,507	$143,317	$(4,958)	$4,958	$8,587	$795,212

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$47,222	$31,711
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,210	609
Impairment of premises and equipment	417	—
Depreciation and amortization	4,851	4,792
Amortization of premiums, net	4,094	3,048
Amortization of intangible assets	3,505	2,782
Accretion of fair value purchase accounting adjustments, net	(18,383)	(16,621)
Stock-based compensation	2,382	1,994
Excess income tax benefit of share-based compensation	—	194
Deferred compensation	1,144	265
Earnings on bank-owned life insurance	(3,172)	(1,960)
Loss (gain) on sale of investment securities, net	1	(839)
Gain on disposal of premises and equipment	(17)	(382)
Losses on other real estate owned	764	4,359
Gain on sale of loans, net	(10,688)	(9,228)
Origination of loans held for sale	(263,829)	(274,734)
Proceeds from sales of loans held for sale	266,879	280,822
Decrease in accrued interest receivable	977	1,249
Payments received from FDIC under loss-share agreements	823	4,758
Payments received from FDIC upon termination of loss-share agreements	2,110	—
(Increase) decrease in other assets	(4,714)	1,084
Increase in accrued expenses and other liabilities	12,874	12,382
Net cash provided by operating activities	50,450	46,285
Investing activities
Purchases of investment securities available-for-sale	(50,977)	(137,909)
Purchases of investment securities held-to-maturity	(44,270)	(17,910)
Proceeds from sales of investment securities available-for-sale	6,603	118,709
Proceeds from maturities and payments of investment securities available-for-sale	28,974	32,865
Proceeds from maturities and payments of investment securities held-to-maturity	5,137	11,788
Purchase of Federal Home Loan Bank stock	(74)	6,389
Net increase in loans	(443,801)	(284,428)
Purchases of premises and equipment	(10,684)	(7,801)
Proceeds from disposal of premises and equipment	70	1,416
Investment in bank-owned life insurance	(39,196)	(674)
Investment in other real estate owned	(2,049)	(1,414)
Proceeds from sales of other real estate owned	10,265	15,503
Net cash received from acquisition	24,017	13,263
Net cash used in investing activities	(515,985)	(250,203)

Financing activities
Net increase in deposits	572,629	332,088
Net decrease in short-term borrowings	(51,139)	(136,316)
Net (decrease) increase in long-term-debt	(90)	1,202
Common stock repurchased	—	(3,622)
Issuance of common stock	59,843	—
Common stock issued from exercise of stock options, net of taxes	555	2,440
Common stock issued pursuant to dividend reinvestment plan	208	231
Common stock repurchased in lieu of income taxes	(883)	(1,623)
Cash dividends paid	(6,488)	(5,169)
Net cash provided by financing activities	574,635	189,231
Net increase (decrease) in cash and cash equivalents	109,100	(14,687)
Cash and cash equivalents, beginning of period	204,238	85,194
Cash and cash equivalents, end of period	$313,338	$70,507

Supplemental Statement of Cash Flows Disclosure
Interest paid	$25,052	$18,379
Income taxes paid	13,106	1,785
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$5,061	$7,205
Transfer of loans held for sale to portfolio loans	4,543	2,405
FDIC indemnification asset decrease, net	27	2,026

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Organization

BNC Bancorp (the "Company") was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina (the "Bank"). The Bank is incorporated under the laws of the State of North Carolina and provides a wide range of banking services tailored to the particular banking needs of the communities we serve. The Bank is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make commercial and consumer loans. The Bank also offers a wide range of banking services, including traditional products such as checking and savings accounts. The Bank conducts operations through 71 full-service banking offices, including 36 branches in North Carolina, 26 branches in South Carolina and nine branches in Virginia. The branches in Virginia and South Carolina operate as BNC Bank.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt ASU 2016-09 in the second quarter of 2016 with an effective date of January 1, 2016. As a result of the adoption, the Company recognized excess tax benefits of $0.3 million in the Consolidated Statements of Income for the three months ended September 30, 2016, and excess tax benefits of $0.5 million were recognized in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, respectively, for the nine months ended September 30, 2016. Prior periods have not been adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to record an asset on the balance sheet for the right to use the leased asset and a liability for the corresponding lease obligation for leases with terms of more than 12 months. The accounting treatment for lessors will remain relatively unchanged. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. The Company intends to adopt the ASU during the first quarter of 2018, as required, using a modified retrospective approach. The Company's preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements. The FASB continues to release new accounting guidance related to the adoption of this ASU and the results of the Company's materiality analysis may change based on conclusions reached as to the application of this new guidance.

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

		Pro-forma for nine months ended September 30,
	Actual from acquisition date through September 30, 2016	2016	2015
	(Dollars in thousands, except per share data)
Net interest income	$4,671	$161,495	$152,167
Non-interest income	233	27,941	29,377
Net income	618	53,848	36,328

Pro-forma earnings per share:
Basic		$1.17	$0.86
Diluted		$1.17	$0.85

Acquisition of Branches from CertusBank, N.A.

On October 16, 2015, the Company completed the acquisition of seven branches from CertusBank, N.A. (the "Certus branches"), pursuant to the terms of the Purchase and Assumption Agreement dated June 1, 2015.

A summary of the fair value of assets received and liabilities assumed are as follows:

	As Recorded by Certus	Fair Value Adjustments		Recast Adjustments	As Recorded by BNC
Assets	(Dollars in thousands)
Cash	$1,297	$—		$—	$1,297
Loans	186,354	(3,283)	(1)	(2,774)	180,297
Premises and equipment	8,542	698	(2)	—	9,240
Accrued interest receivable	443	—		—	443
Core deposit intangible	—	1,348	(3)	—	1,348
Other assets	11	734	(4)	1,026	1,771
Total assets acquired	196,647	(503)		(1,748)	194,396
Liabilities
Deposits	(175,783)	(260)	(5)	—	(176,043)
Other liabilities	(119)	(487)	(6)	—	(606)
Total liabilities assumed	(175,902)	(747)		—	(176,649)
Net assets acquired	$20,745	$(1,250)		$(1,748)	17,747
Cash consideration paid					25,692
Goodwill					$7,945

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of loans.

(2)	Adjustment to reflect estimated fair value of premises and equipment.

(3)	Adjustment to reflect recording of core deposit intangible.

(4)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(5)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(6)	Adjustment to reflect the estimated fair market value of certain leases.

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

During the third quarter of 2016, the Company revised its initial estimates and assumptions regarding the valuation of certain acquired loans and acquired deferred tax assets. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of an event that occurred subsequent to the acquisition date, the Company has increased the goodwill recorded in the acquisition of the Certus branches by $1.7 million to reflect this change in estimate.

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

The Company incurred total transaction-related costs of $2.6 million and $4.9 million during the three months ended September 30, 2016 and 2015, respectively, and total transaction-related costs of $7.8 million and $9.0 million during the nine months ended September 30, 2016 and 2015, respectively. Transaction-related costs, which are expensed as incurred as a component of non-interest expense, primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses.

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

The Company's basic and diluted earnings per share calculations are presented in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Net income	$18,140	$11,939	$47,222	$31,711

Weighted average common shares - basic	47,281,192	38,057,633	43,194,871	34,460,987
Add: Effect of dilutive Stock Rights	78,435	107,448	91,703	83,925
Weighted average common shares - diluted	47,359,627	38,165,081	43,286,574	34,544,912

Basic earnings per common share	$0.38	$0.31	$1.09	$0.92
Diluted earnings per common share	$0.38	$0.31	$1.09	$0.92

For the three and nine months ended September 30, 2016 and 2015, respectively, there were no shares of Stock Rights excluded in computing diluted common shares outstanding.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$10,445	$451	$—	$10,896
State and municipals	166,486	9,942	5	176,423
Corporate debt securities	51,648	975	303	52,320
Asset-backed debt securities	174,412	738	834	174,316
Equity securities	17,929	355	334	17,950
Mortgage-backed securities:
Residential government sponsored	108,367	1,591	61	109,897
Other government sponsored	1,170	41	—	1,211
	$530,457	$14,093	$1,537	$543,013
Held-to-maturity:
State and municipals	$273,178	$8,860	$489	$281,549
Corporate debt securities	22,098	997	520	22,575
	$295,276	$9,857	$1,009	$304,124

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$12,025	$302	$—	$12,327
State and municipals	169,907	10,711	—	180,618
Corporate debt securities	48,392	—	689	47,703
Asset-backed debt securities	140,773	15	2,041	138,747
Equity securities	11,520	270	517	11,273
Mortgage-backed securities:
Residential government sponsored	97,611	562	396	97,777
Other government sponsored	1,616	79	—	1,695
	$481,844	$11,939	$3,643	$490,140
Held-to-maturity:
State and municipals	$228,417	$6,698	$477	$234,638
Corporate debt securities	16,000	1	960	15,041
	$244,417	$6,699	$1,437	$249,679

The amortized cost and estimated fair value of investment securities at September 30, 2016, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
Available-for-sale:	(Dollars in thousands)
Due within one year	$5,740	$5,870
Due after one through five years	73,580	76,990
Due after five through ten years	85,963	86,819
Due after ten years	347,245	355,384
Total debt securities	512,528	525,063
Equity securities	17,929	17,950
	$530,457	$543,013
Held-to-maturity:
Due within one year	$7,904	$8,006
Due after one year through five years	81,913	84,782
Due after five through ten years	27,127	28,449
Due after ten years	178,332	182,887
	$295,276	$304,124

At September 30, 2016 and December 31, 2015, respectively, investment securities with an estimated fair value of approximately $352.2 million and $371.8 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Proceeds from sales	$687	$99,626	$6,603	$118,709

Gross realized gains on sales	$34	$812	$168	$894
Gross realized losses on sales	—	(18)	(169)	(55)
Total realized gains (losses), net	$34	$794	$(1)	$839

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016	(Dollars in thousands)
Available-for-sale:
State and municipals	3	$1,254	$5	—	$—	$—	$1,254	$5
Corporate debt securities	2	15,745	88	2	4,597	215	20,342	303
Asset-backed debt securities	10	51,263	246	10	31,111	588	82,374	834
Equity securities	1	4,090	8	2	5,900	326	9,990	334
Mortgage-backed securities	7	7,458	43	1	1,871	18	9,329	61
	23	$79,810	$390	15	$43,479	$1,147	$123,289	$1,537

Held-to-maturity:
State and municipals	21	$21,979	$252	12	$9,307	$237	$31,286	$489
Corporate debt securities	—	—	—	1	3,480	520	3,480	520
	21	$21,979	$252	13	$12,787	$757	$34,766	$1,009

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015	(Dollars in thousands)
Available-for-sale:
Corporate debt securities	6	$29,015	$658	1	$2,969	$31	$31,984	$689
Asset-backed debt securities	29	114,305	1,726	1	4,486	315	118,791	2,041
Equity securities	1	5,200	175	1	637	342	5,837	517
Mortgage-backed securities	20	66,175	327	3	3,432	69	69,607	396
	56	$214,695	$2,886	6	$11,524	$757	$226,219	$3,643

Held-to-maturity:
State and municipals	13	$20,658	$210	20	$17,072	$267	$37,730	$477
Corporate debt securities	—	—	—	1	3,040	960	3,040	960
	13	$20,658	$210	21	$20,112	$1,227	$40,770	$1,437

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

Based on this evaluation, the Company does not believe any unrealized loss at September 30, 2016 represents an other-than-temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The Company has concluded there are no concerns about the long-term viability of the issuers of these securities and the Company currently does not intend to sell, nor does it believe that it will be required to sell, these securities before recovery of their amortized cost basis.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below:

	September 30, 2016			December 31, 2015
	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
	(Dollars in thousands)
Commercial real estate	$2,059,196	$645,697	$2,704,893	$1,575,555	$670,460	$2,246,015
Commercial construction	355,025	87,218	442,243	281,591	83,418	365,009
Commercial and industrial	333,590	109,726	443,316	279,495	139,621	419,116
Leases	29,524	—	29,524	26,773	—	26,773
Total commercial	2,777,335	842,641	3,619,976	2,163,414	893,499	3,056,913
Residential construction	91,470	12,161	103,631	59,937	16,084	76,021
Residential mortgage	570,565	680,120	1,250,685	484,895	563,563	1,048,458
Consumer and other	16,307	5,348	21,655	12,970	5,509	18,479
Total portfolio loans	$3,455,677	$1,540,270	$4,995,947	$2,721,216	$1,478,655	$4,199,871

(1)
Amount includes $0 and $40.9 million of acquired loans covered under FDIC loss-share agreements at September 30, 2016 and December 31, 2015, respectively. The unpaid principal balance for acquired loans covered under FDIC loss-share agreements was $0 and $41.4 million at September 30, 2016 and December 31, 2015, respectively.

On May 2, 2016, the Bank entered into an agreement with the FDIC to terminate all existing loss-share agreements with the FDIC. All rights and obligations of the Bank and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated under such agreement.

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of ASC 310-30. Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. Generally, the acquired loans that meet the Company’s definition for substandard status fall within the definition of credit-impaired covered loans. The following table presents loans acquired during the nine months ended September 30, 2016, at acquisition date, accounted for under ASC 310-30:

(Dollars in thousands)
Contractually required payments receivable	$17,168
Contractual cash flows not expected to be collected (non-accretable)	(2,072)
Expected cash flows	15,096
Interest component of expected cash flows	(811)
Fair value of loans acquired	$14,285

The acquisition date unpaid balance of loans acquired during the nine months ended September 30, 2016 that did not have credit deterioration was $348.1 million with an estimated fair value of $341.7 million. The discount will be amortized on a level-yield basis over the economic life of the loans.

The following table presents a summary of the activity of the Company's loans accounted for under ASC 310-30:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$142,671	$150,382
Purchased loans acquired	14,285	35,772
Accretion	3,132	4,138
Transfer to other real estate owned	(2,695)	(1,071)
Net payments received	(27,959)	(21,831)
Net charge-offs	(986)	(725)
Other activity, net	792	(9,324)
Balance at end of period	$129,240	$157,341

The following table presents a summary of changes in accretable difference on purchased loans accounted for under ASC 310-30:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$2,853	$4,418
Accretion	(3,132)	(4,138)
Accretable difference acquired	811	—
Adjustments to accretable difference due to changes in expected future cash flows	2,086	3,336
Balance at end of period	$2,618	$3,616

The Company has the ability to borrow funds from the Federal Home Loan Bank of Atlanta ("FHLB") and from the Federal Reserve Bank of Richmond (the "Federal Reserve"). At September 30, 2016 and December 31, 2015, real estate loans with carrying values of $2.09 billion and $1.68 billion, respectively, were pledged to secure borrowing facilities from these institutions.

A summary of the changes to the allowance for loan losses, by class of financing receivable, is presented below:

For the three months ended September 30, 2016	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance June 30, 2016	$14,447	$5,242	$5,210	$109	$537	$8,021	$275	$33,841
Charge-offs	(26)	—	(776)	—	—	(31)	(68)	(901)
Recoveries	471	385	130	—	27	529	19	1,561
Provision (1)	1,551	(222)	329	101	91	(166)	181	1,865
Balance September 30, 2016	$16,443	$5,405	$4,893	$210	$655	$8,353	$407	$36,366

For the three months ended September 30, 2015	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance June 30, 2015	$12,940	$5,547	$3,255	$92	$463	$8,138	$200	$30,635
Charge-offs	(593)	—	(42)	—	—	(536)	(36)	(1,207)
Recoveries	403	113	689	—	5	313	10	1,533
Provision (2)	271	(842)	78	(4)	57	581	57	198
Change in FDIC indemnification asset (2)	1	157	(100)	—	—	(386)	2	(326)
Balance September 30, 2015	$13,022	$4,975	$3,880	$88	$525	$8,110	$233	$30,833

For the nine months ended September 30, 2016	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance December 31, 2015	$13,471	$4,525	$4,586	$78	$466	$8,201	$320	$31,647
Charge-offs	(600)	—	(830)	—	—	(654)	(87)	(2,171)
Recoveries	652	974	415	—	40	1,461	86	3,628
Provision (1)	2,924	12	753	132	149	(871)	111	3,210
Change in FDIC indemnification asset (1)	(4)	(106)	(31)	—	—	216	(23)	52
Balance September 30, 2016	$16,443	$5,405	$4,893	$210	$655	$8,353	$407	$36,366

For the nine months ended September 30, 2015	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance December 31, 2014	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399
Charge-offs	(2,153)	(80)	(151)	—	—	(1,223)	(302)	(3,909)
Recoveries	955	1,606	1,175	—	39	782	130	4,687
Provision (2)	1,616	(578)	(200)	(15)	(87)	(331)	204	609
Change in FDIC indemnification asset (2)	(81)	(284)	(170)	—	3	(431)	10	(953)
Balance September 30, 2015	$13,022	$4,975	$3,880	$88	$525	$8,110	$233	$30,833

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $0 and $(0.4) million for the three and nine months ended September 30, 2016, respectively. For the nine months ended September 30, 2016, this resulted in an increase in the FDIC indemnification asset of $0.1 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $0.3 million.

(2)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $0.1 million and $(0.1) million for the three and nine months ended September 30, 2015, respectively. This resulted in a decrease in the FDIC indemnification asset of $0.3 million and $1.0 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $0.5 million and $1.3 million for the three and nine months ended September 30, 2015, respectively.

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
Balances at September 30, 2016:	(Dollars in thousands)
Specific reserves:
Impaired loans	$423	$160	$565	$—	$—	$1,189	$3	$2,340
Purchase credit impaired loans	941	289	47	—	20	951	2	2,250
Total specific reserves	1,364	449	612	—	20	2,140	5	4,590
General reserves	15,079	4,956	4,281	210	635	6,213	402	31,776
Total	$16,443	$5,405	$4,893	$210	$655	$8,353	$407	$36,366

Loans:
Individually evaluated for impairment	$20,271	$3,328	$1,933	$—	$—	$15,896	$12	$41,440
Purchase credit impaired loans	76,485	11,543	1,908	—	164	39,009	131	129,240
Loans collectively evaluated for impairment	2,608,137	427,372	439,475	29,524	103,467	1,195,780	21,512	4,825,267
Total	$2,704,893	$442,243	$443,316	$29,524	$103,631	$1,250,685	$21,655	$4,995,947

Balances at December 31, 2015:
Specific reserves:
Impaired loans	$2,166	$182	$646	$—	$53	$1,562	$49	$4,658
Purchase credit impaired loans	1,176	354	47	—	5	971	6	2,559
Total specific reserves	3,342	536	693	—	58	2,533	55	7,217
General reserves	10,129	3,989	3,893	78	408	5,668	265	24,430
Total	$13,471	$4,525	$4,586	$78	$466	$8,201	$320	$31,647

Loans:
Individually evaluated for impairment	$26,498	$3,223	$1,687	$—	$825	$18,158	$129	$50,520
Purchase credit impaired loans	85,213	12,497	2,717	—	709	41,336	199	142,671
Loans collectively evaluated for impairment	2,134,304	349,289	414,712	26,773	74,487	988,964	18,151	4,006,680
Total	$2,246,015	$365,009	$419,116	$26,773	$76,021	$1,048,458	$18,479	$4,199,871

The following tables present information related to impaired loans, excluding purchased impaired loans:

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
September 30, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$6,399	$6,376	$268	$12,482	$12,433
Commercial construction	1,078	1,074	53	1,306	1,301
Commercial and industrial	1,740	1,730	481	—	—
Residential mortgage	5,275	5,240	524	4,607	4,602
Consumer and other	9	9	1	—	—
Total originated	14,501	14,429	1,327	18,395	18,336
Acquired:
Commercial real estate	1,206	1,224	155	257	260
Commercial construction	607	633	107	343	343
Commercial and industrial	199	354	84	1	—
Residential mortgage	4,413	4,824	665	1,624	1,625
Consumer and other	3	6	2	—	—
Total acquired	6,428	7,041	1,013	2,225	2,228
Total impaired loans	$20,929	$21,470	$2,340	$20,620	$20,564

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$11,750	$11,736	$1,990	$13,099	$13,068
Commercial construction	1,537	1,533	123	1,325	1,320
Commercial and industrial	1,459	1,451	575	—	—
Residential construction	343	342	42	306	306
Residential mortgage	8,159	8,141	860	2,154	2,145
Consumer and other	10	10	1	—	—
Total originated	23,258	23,213	3,591	16,884	16,839
Acquired:
Commercial real estate	1,374	1,390	175	330	331
Commercial construction	369	370	59	—	—
Commercial and industrial	232	304	71	—	—
Residential construction	109	109	11	68	588
Residential mortgage	5,302	5,632	702	2,572	2,597
Consumer and other	119	119	49	—	—
Total acquired	7,505	7,924	1,067	2,970	3,516
Total impaired loans	$30,763	$31,137	$4,658	$19,854	$20,355

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Impaired loans with allowance:	(Dollars in thousands)
Commercial real estate	$8,886	$80	$11,238	$109	$11,272	$286	$12,120	$302
Commercial construction	1,475	1	1,620	15	1,511	30	1,638	53
Commercial and industrial	1,740	—	1,487	17	1,700	40	1,456	46
Residential construction	—	—	382	4	369	5	378	11
Residential mortgage	9,829	52	7,318	46	11,759	185	7,329	105
Consumer and other	28	—	10	—	34	—	42	1
Total impaired loans with allowance	$21,958	$133	$22,055	$191	$26,645	$546	$22,963	$518
Impaired loans with no allowance:
Commercial real estate	$13,592	$116	$17,621	$147	$13,610	$375	$19,766	$386
Commercial construction	1,732	12	2,001	14	1,788	555	2,406	44
Commercial and industrial	1,139	—	281	1	470	—	316	1
Residential construction	—	—	82	—	68	—	101	—
Residential mortgage	6,141	—	12,646	43	5,909	30	12,588	89
Consumer and other	—	—	—	—	20	—	81	—
Total impaired loans with no allowance	$22,604	$128	$32,631	$205	$21,865	$960	$35,258	$520

For the three and nine months ended September 30, 2016 and 2015, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified as a troubled debt restructuring ("TDR") that remained on accrual status. The amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

At September 30, 2016 and December 31, 2015, respectively, the Company had $0.5 million and $2.5 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in progress.

The following tables present an aging analysis of the recorded investment in the Company's loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Loans
September 30, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$2,050,194	$4,507	$1,377	$—	$3,118	$2,059,196
Commercial construction	354,640	15	290	—	80	355,025
Commercial and industrial	331,882	21	1,092	—	595	333,590
Leases	29,510	4	—	10	—	29,524
Residential construction	91,470	—	—	—	—	91,470
Residential mortgage	565,629	723	344	—	3,869	570,565
Consumer and other	16,269	6	32	—	—	16,307
Total originated	3,439,594	5,276	3,135	10	7,662	3,455,677
Acquired:
Commercial real estate	642,991	262	718	—	1,726	645,697
Commercial construction	85,159	936	58	—	1,065	87,218
Commercial and industrial	109,320	20	258	—	128	109,726
Residential construction	12,161	—	—	—	—	12,161
Residential mortgage	671,877	1,074	756	—	6,413	680,120
Consumer and other	5,049	9	275	—	15	5,348
Total acquired	1,526,557	2,301	2,065	—	9,347	1,540,270
Total loans	$4,966,151	$7,577	$5,200	$10	$17,009	$4,995,947

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Loans
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$1,571,034	$800	$564	$—	$3,157	$1,575,555
Commercial construction	281,345	82	—	—	164	281,591
Commercial and industrial	279,116	89	21	—	269	279,495
Leases	26,773	—	—	—	—	26,773
Residential construction	59,631	—	—	—	306	59,937
Residential mortgage	480,251	1,714	203	—	2,727	484,895
Consumer and other	12,958	12	—	—	—	12,970
Total originated	2,711,108	2,697	788	—	6,623	2,721,216
Acquired:
Commercial real estate	664,153	893	1,139	—	4,275	670,460
Commercial construction	82,994	10	20	—	394	83,418
Commercial and industrial	139,130	69	250	3	169	139,621
Residential construction	15,891	—	16	—	177	16,084
Residential mortgage	552,348	3,266	1,010	—	6,939	563,563
Consumer and other	5,295	77	5	—	132	5,509
Total acquired	1,459,811	4,315	2,440	3	12,086	1,478,655
Total loans	$4,170,919	$7,012	$3,228	$3	$18,709	$4,199,871

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
Loss - Loans classified as loss are considered uncollectable and are in the process of being charged-off, as soon as practicable, once so classified.

The following tables present the recorded investment in the Company’s loans by credit quality indicator:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$1,988,690	$45,505	$25,001	$—	$—	$2,059,196
Commercial construction	342,497	9,787	2,741	—	—	355,025
Commercial and industrial	326,667	2,988	3,935	—	—	333,590
Leases	29,524	—	—	—	—	29,524
Residential construction	91,021	449	—	—	—	91,470
Residential mortgage	540,223	20,283	10,059	—	—	570,565
Consumer and other	15,963	335	9	—	—	16,307
Total originated	3,334,585	79,347	41,745	—	—	3,455,677
Acquired:
Commercial real estate	585,371	29,468	30,649	208	1	645,697
Commercial construction	71,678	6,579	8,847	114	—	87,218
Commercial and industrial	103,554	545	5,627	—	—	109,726
Residential construction	11,635	279	247	—	—	12,161
Residential mortgage	626,517	36,757	16,681	165	—	680,120
Consumer and other	5,226	106	16	—	—	5,348
Total acquired	1,403,981	73,734	62,067	487	1	1,540,270
Total loans	$4,738,566	$153,081	$103,812	$487	$1	$4,995,947

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$1,499,554	$48,775	$27,226	$—	$—	$1,575,555
Commercial construction	272,960	6,434	2,197	—	—	281,591
Commercial and industrial	270,116	4,855	4,524	—	—	279,495
Leases	26,773	—	—	—	—	26,773
Residential construction	59,265	24	648	—	—	59,937
Residential mortgage	453,544	20,440	10,911	—	—	484,895
Consumer and other	12,566	394	10	—	—	12,970
Total originated	2,594,778	80,922	45,516	—	—	2,721,216
Acquired:
Commercial real estate	596,973	31,318	42,169	—	—	670,460
Commercial construction	69,473	5,655	8,163	127	—	83,418
Commercial and industrial	127,911	3,273	8,437	—	—	139,621
Residential construction	14,541	470	1,073	—	—	16,084
Residential mortgage	504,836	38,763	19,716	248	—	563,563
Consumer and other	5,244	133	132	—	—	5,509
Total acquired	1,318,978	79,612	79,690	375	—	1,478,655
Total loans	$3,913,756	$160,534	$125,206	$375	$—	$4,199,871

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

The following tables provide a summary of loans modified as TDRs:

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
September 30, 2016	(Dollars in thousands)
Commercial real estate	$1,817	$430	$2,247	$183
Commercial construction	765	—	765	—
Commercial and industrial	673	199	872	249
Residential mortgage	4,614	267	4,881	386
Consumer and other	9	—	9	1
Total modifications	$7,878	$896	$8,774	$819
Number of contracts	23	7	30

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2015	(Dollars in thousands)
Commercial real estate	$5,938	$720	$6,658	$331
Commercial construction	893	46	939	16
Commercial and industrial	1,186	—	1,186	484
Residential mortgage	6,691	14	6,705	1
Consumer and other	10	—	10	564
Total modifications	$14,718	$780	$15,498	$1,396
Number of contracts	35	3	38

At September 30, 2016 and December 31, 2015, the Company had no available commitments outstanding on TDRs.

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

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Term	Interest Only	Total	Term	Total
	(Dollars in thousands)
Commercial real estate	$—	$—	$—	$1,403	$1,403
Residential mortgage	—	—	—	149	149
Total modifications	$—	$—	$—	$1,552	$1,552

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Term	Payment	Interest Only	Total	Term	Payment	Interest Only	Combination	Total
	(Dollars in thousands)
Commercial real estate	$—	$314	$261	$575	$1,820	$—	$358	$863	$3,041
Commercial and industrial	433	—	—	433	93	419	231	—	743
Residential mortgage	—	—	271	271	149	—	—	—	149
Total modifications	$433	$314	$532	$1,279	$2,062	$419	$589	$863	$3,933

No loans modified and classified as TDRs in the previous twelve months defaulted during the three and nine months ended September 30, 2016, while loans modified and classified as TDRs in the previous twelve months and defaulted during the three and nine months ended September 30, 2015 were immaterial. The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Loans Held for Sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Loans held for sale at period end	$40,441	$37,437	$40,441	$37,437
Proceeds from sales of mortgage loans originated for sale	91,434	104,851	266,879	280,822
Gain on sales of mortgage loans originated for sale	2,910	2,855	7,897	7,785

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

The following table presents the fair value of the Company’s derivatives:

	September 30, 2016			December 31, 2015
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$76,624	Other assets	$2,679	$63,320	Other assets	$1,332

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate swap	$125,000	Accrued expenses and other liabilities	$2,160	$125,000	Accrued expenses and other liabilities	$1,085
Derivatives not designated as hedging instruments:
Interest rate swaps	$76,624	Accrued expenses and other liabilities	$2,679	$63,320	Accrued expenses and other liabilities	$1,332

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
September 30, 2016	(Dollars in thousands)
Derivative assets	$2,679	$—	$2,679	$—	$—	$2,679
Derivative liabilities	4,839	—	4,839	—	4,839	—
Total derivative instruments	$7,518	$—	$7,518	$—	$4,839	$2,679

December 31, 2015
Derivative assets	$1,332	$—	$1,332	$—	$—	$1,332
Derivative liabilities	2,417	—	2,417	—	2,417	—
Total derivative instruments	$3,749	$—	$3,749	$—	$2,417	$1,332

The Company has recorded a loss of $1.4 million, net of tax, as component of accumulated other comprehensive income at September 30, 2016 associated with the cash flow hedging instrument and expects $1.0 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months.

The following table presents the amounts recorded in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amount of net gains (losses) recorded in OCI (effective portion)	$565	$(876)	$(677)	$(1,344)

No amount of net losses were reclassified to earnings during the three and nine months ended September 30, 2016 and 2015, respectively.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three and nine months ended September 30, 2016 and 2015, respectively. The Company will continue to assess the effectiveness of the hedge on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At September 30, 2016, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $4.8 million, for which the Company has posted collateral with a fair value of $8.4 million.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents activity for goodwill and other intangible assets:

	Goodwill	Other Intangibles	Total
	(Dollars in thousands)
Balance at December 31, 2015	$134,686	$18,299	$152,985
Acquisitions	51,793	3,058	54,851
Amortization	—	(3,505)	(3,505)
Purchase price allocation recast - Valley	1,741	—	1,741
Purchase price allocation recast - Certus branches	1,748	—	1,748
Balance at September 30, 2016	$189,968	$17,852	$207,820

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

The Company conducted its annual impairment testing as of June 30, 2016 utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value of the banking operations reporting unit exceeded the carrying value (including goodwill) of this reporting unit. Therefore, a step one quantitative analysis was not required. There have been no impairment charges recorded on goodwill.

The following table presents the gross carrying amount and accumulated amortization for the Company’s core deposit intangible assets, which are the only identifiable intangible assets subject to amortization:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Gross carrying amount	$30,994	$27,936
Accumulated amortization	(13,142)	(9,637)
Net book value	$17,852	$18,299

NOTE 8 – BORROWINGS

The following table presents the Company’s short-term borrowings:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Repurchase agreements (1)	$61,095	$64,373
Federal funds purchased	—	19,839
Advances from FHLB	4,000	4,000
Revolving credit facility	—	15,000
Total short-term borrowings	$65,095	$103,212
(1) Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $160.0 million at September 30, 2016. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

The Company has an uncollateralized 364-day revolving credit facility (the “Credit Agreement”) for an aggregate principal amount of up to $25 million at any time outstanding. The Credit Agreement matures on November 12, 2016 with an interest rate the greater of i) 3.25%, ii) the Prime Rate, or iii) the Federal Funds rate, plus 0.50%. There were no borrowings outstanding under the Credit Agreement at September 30, 2016.

The following table presents the Company’s long-term debt:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Advances from FHLB, net (1)	$130,540	$81,371
Subordinated notes, net (1)	70,683	70,790
Junior subordinated debentures, net (1)	44,291	36,190
Total long-term debt	$245,514	$188,351
(1) Long-term debt balances are presented net of debt issuance costs and unamortized premiums or discounts.

The Company has $127.0 million of long-term advances outstanding with the FHLB as of September 30, 2016, with maturity dates ranging from 2017 to 2021 and an average interest rate of 1.95%. At September 30, 2016, real estate loans and investment securities with carrying values of $1.23 billion and $6.0 million, respectively, were assigned under this arrangement.

The Parent Company has issued $60.0 million of 5.5% Fixed to Floating Rate Subordinated Notes (the "Subordinated Notes"), all of which are outstanding at September 30, 2016. The Subordinated Notes bear interest at a fixed rate of 5.5% per year for the first 5 years and, from October 1, 2019 to the October 1, 2024 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month LIBOR plus 359 basis points. The Subordinated Notes are redeemable by the Parent Company at any quarterly interest payment date beginning on October 1, 2019 to maturity at par, plus accrued and unpaid interest.

The Company assumed a junior subordinated note in conjunction with the Valley acquisition with an outstanding balance of $10.7 million at September 30, 2016. The junior subordinated note bears interest at a variable rate of LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%, and has a maturity date of October 15, 2023. The interest rate for the subordinated note was 5.52% at September 30, 2016.

In addition, the Company has the ability to borrow funds from the Federal Reserve utilizing the discount window and the borrower-in-custody of collateral arrangement. At September 30, 2016, commercial loans and investment securities with carrying values of $853.9 million and $2.8 million, respectively, were assigned under these arrangements. The Company had no outstanding borrowings with the Federal Reserve at September 30, 2016.

The following table details the junior subordinated debentures outstanding:

	Shares issued	Interest rate	Maturity date	September 30, 2016	December 31, 2015
				(Dollars in thousands)
BNC Bancorp Capital Trust I	5,000	LIBOR plus 3.25%	4/15/2033	$5,155	$5,155
BNC Bancorp Capital Trust II	6,000	LIBOR plus 2.80%	4/7/2034	6,186	6,186
BNC Capital Trust III	5,000	LIBOR plus 2.40%	9/23/2034	5,155	5,155
BNC Capital Trust IV	7,000	LIBOR plus 1.70%	12/31/2036	7,217	7,217
Southcoast Capital Trust III	10,000	LIBOR plus 1.50%	9/30/2035	10,310	—
Valley Financial (VA) Statutory Trust I	4,000	LIBOR plus 3.10%	6/26/2033	4,124	4,124
Valley Financial (VA) Statutory Trust II	7,000	LIBOR plus 1.49%	12/15/2035	7,217	7,217
Valley Financial Statutory Trust III	5,000	LIBOR plus 1.73%	1/30/2037	5,155	5,155
				50,519	40,209
Unamortized discount				6,050	3,833
Unamortized debt issuance costs				178	186
				$44,291	$36,190

The Company was not aware of any violations of loan covenants at September 30, 2016.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income, net of income taxes:

	Unrealized Holding Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at June 30, 2016	$6,388	$2,300	$(1,927)	$6,761
Other comprehensive income before reclassifications	1,543	—	565	2,108
Reclassifications from accumulated other comprehensive income	(21)	(261)	—	(282)
Net current period other comprehensive income (loss)	1,522	(261)	565	1,826
Balance at September 30, 2016	$7,910	$2,039	$(1,362)	$8,587

Balance at June 30, 2015	$5,968	$3,064	$(664)	$8,368
Other comprehensive income (loss) before reclassifications	572	—	(876)	(304)
Reclassifications from accumulated other comprehensive income	(501)	(128)	—	(629)
Net current period other comprehensive (loss) income	71	(128)	(876)	(933)
Balance at September 30, 2015	$6,039	$2,936	$(1,540)	$7,435

	Unrealized Holding Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Gains (Losses) on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2015	$5,227	$2,787	$(685)	$7,329
Other comprehensive income (loss) before reclassifications	2,682	—	(677)	2,005
Reclassifications from accumulated other comprehensive income	1	(748)	—	(747)
Net current period other comprehensive income (loss)	2,683	(748)	(677)	1,258
Balance at September 30, 2016	$7,910	$2,039	$(1,362)	$8,587

Balance at December 31, 2014	$7,089	$3,289	$(196)	$10,182
Other comprehensive loss before reclassifications	(521)	—	(1,344)	(1,865)
Reclassifications from accumulated other comprehensive income	(529)	(353)	—	(882)
Net current period other comprehensive loss	(1,050)	(353)	(1,344)	(2,747)
Balance at September 30, 2015	$6,039	$2,936	$(1,540)	$7,435

The following table details reclassification adjustments from accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Component of Accumulated Other Comprehensive Income	2016	2015	2016	2015	Affected Line Item in the Consolidated Statement of Income
	(Dollars in thousands)
Unrealized holding gains (losses) on investment securities available-for-sale	$34	$794	$(1)	$839	Gain (loss) on sale of investment securities, net
	(13)	(293)	—	(310)	Income tax expense
	21	501	(1)	529	Total, net of tax

Unrealized holding gains on investment securities transferred from available-for-sale to held-to-maturity (1)	416	204	1,188	561	Interest income - investment securities
	(155)	(76)	(440)	(208)	Income tax expense
	261	128	748	353	Total, net of tax
Total reclassifications for the period	$282	$629	$747	$882

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

Investment securities available-for-sale – At June 30, 2016, the Company transferred $5.4 million of equity securities available-for-sale from Level 2 of the fair value hierarchy to Level 1, as the Company concluded the trading volume for these securities has increased and the Company believes there is now an active market for determining the fair value of identical securities. The Company now classifies the entire equity securities portfolio as Level 1 valuation. The fair value of the remainder of our investment securities available-for-sale are determined by a third-party pricing service. The valuations provided by the third-party pricing service are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers and reference data obtained from market research publications. The valuation of mortgage-backed securities also includes new issue data, monthly payment information and “To Be Announced” prices. The valuation of state and municipal securities also include the use of material event notices. We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness. At least annually, we will validate prices supplied by the independent pricing service by comparing to prices obtained from a second third-party source. The Company classifies these investment securities as Level 2 valuation.

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

The following tables present information about certain assets and liabilities measured at fair value on a recurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
September 30, 2016	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$10,896	$—	$10,896	$—
State and municipals	176,423	—	176,423	—
Corporate debt securities	52,320	—	52,320	—
Asset backed securities	174,316	—	174,316	—
Equity securities	17,950	17,950	—	—
Mortgage-backed securities:
Residential government sponsored	109,897	—	109,897	—
Other government sponsored	1,211	—	1,211	—
Total investment securities available-for-sale	543,013	17,950	525,063	—
Derivative instruments:
Interest rate swaps - not designated	2,679	—	2,679	—
Total derivative instruments	2,679	—	2,679	—
Total assets measured at fair value on a recurring basis	$545,692	$17,950	$527,742	$—
Liabilities:
Interest rate swap - cash flow hedge	$2,160	$—	$2,160	$—
Interest rate swaps - not designated	2,679	—	2,679	—
Total liabilities measured at fair value on a recurring basis	$4,839	$—	$4,839	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2015	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$12,327	$—	$12,327	$—
State and municipals	180,618	—	180,618	—
Corporate debt securities	47,703	—	47,703	—
Other debt securities	138,747	—	138,747	—
Equity securities	11,273	637	10,636	—
Mortgage-backed securities:
Residential government sponsored	97,777	—	97,777	—
Other government sponsored	1,695	—	1,695	—
Total investment securities available-for-sale	490,140	637	489,503	—
Derivative instruments:
Interest rate swap - not designated	1,332	—	1,332	—
Total derivative instruments	1,332	—	1,332	—
Total assets measured at fair value on a recurring basis	$491,472	$637	$490,835	$—
Liabilities:
Interest rate swap - cash flow hedge	$1,085	$—	$1,085	$—
Interest rate swap - not designated	1,332	—	1,332	—
Total liabilities measured at fair value on a recurring basis	$2,417	$—	$2,417	$—

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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
September 30, 2016	(Dollars in thousands)
Loans held for sale	$40,441	$—	$40,441	$—
Impaired loans	166,090	—	—	166,090
OREO	28,048	—	—	28,048
Total assets measured at fair value on a nonrecurring basis	$234,579	$—	$40,441	$194,138

December 31, 2015
Loans held for sale	$39,470	$—	$39,470	$—
Impaired loans	185,974	—	—	185,974
OREO	32,561	—	—	32,561
Total assets measured at fair value on a nonrecurring basis	$258,005	$—	$39,470	$218,535

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2016:

Description	Fair Value (in thousands)	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$166,090	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%
OREO	28,048	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2016	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$313,338	$313,338	$313,338	$—	$—
Investment securities available-for-sale	543,013	543,013	17,950	525,063	—
Investment securities held-to-maturity	295,276	304,124	—	304,124	—
Federal Home Loan Bank stock	11,115	11,115	—	11,115	—
Loans held for sale	40,441	40,441	—	40,441	—
Loans receivable, net	4,959,581	4,986,546	—	4,820,456	166,090
Accrued interest receivable	17,078	17,078	—	17,078	—
Investment in bank-owned life insurance	172,611	172,611	—	172,611	—
Interest rate swaps - not designated	2,679	2,679	—	2,679	—
Financial liabilities:
Demand deposits and savings	3,998,000	3,998,000	—	3,998,000	—
Time deposits	1,652,123	1,662,970	—	1,662,970	—
Short-term borrowings	65,095	65,095	—	65,095	—
Long-term debt	245,514	236,764	—	236,764	—
Accrued interest payable	3,027	3,027	—	3,027	—
Interest rate swap - cash flow hedge	2,160	2,160	—	2,160	—
Interest rate swaps - not designated	2,679	2,679	—	2,679	—

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2015	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$204,238	$204,238	$204,238	$—	$—
Investment securities available-for-sale	490,140	490,140	637	489,503	—
Investment securities held-to-maturity	244,417	249,679	—	249,679	—
Federal Home Loan Bank stock	8,171	8,171	—	8,171	—
Loans held for sale	39,470	39,470	—	39,470	—
Loans receivable, net	4,168,224	4,228,455	—	4,042,481	185,974
Accrued interest receivable	18,055	18,055	—	18,055	—
FDIC indemnification asset	1,909	1,909	—	—	1,909
Investment in bank-owned life insurance	116,806	116,806	—	116,806	—
Interest rate swaps - not designated	1,332	1,332	—	1,332	—
Financial liabilities:
Demand deposits and savings	3,143,369	3,143,369	—	3,143,369	—
Time deposits	1,598,838	1,611,707	—	1,611,707	—
Short-term borrowings	103,212	103,212	—	103,212	—
Long-term debt	189,578	184,289	—	184,289	—
Accrued interest payable	2,002	2,002	—	2,002	—
Interest rate swap - cash flow hedge	1,085	1,085	—	1,085	—
Interest rate swaps - not designated	1,332	1,332	—	1,332	—

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

The following table presents the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commitments under unfunded loans and lines of credit	$1,296,321	$1,010,497
Letters of credit	11,799	14,213

We invest as a limited partner in partnerships that operate qualified affordable housing or invest in emerging companies in our geographic region. These limited partnership structures are considered to be variable interest entities ("VIEs") because the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary of the VIEs and do not consolidate them. Our investments in these partnerships are recorded in other assets on the Consolidated Balance Sheets. The Company has commitments to invest up to $18.3 million in these VIEs, of which $12.9 million was unfunded at September 30, 2016. At September 30, 2016, our maximum exposure to loss was our $4.5 million recorded investment.

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

NOTE 12 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At September 30, 2016, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013 Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). The 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. The Company had 118,000 Rights issued under the 2006 Omnibus Plan, 457,679 Rights issued and 731,205 Rights available for grants or awards under the 2013 Omnibus Plan, and 56,537 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2016 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding at December 31, 2015	152,571	$9.69
Issued	—	—
Exercised	59,395	9.32
Forfeited or expired	—	—
Outstanding at September 30, 2016	93,176	$9.93	1.96	$1,340
Exercisable at September 30, 2016	93,176	$9.93	1.96	$1,340

The related compensation expense recognized for stock options, the intrinsic value of stock option exercised and the grant-date fair value of options that vested was immaterial for the nine months ended September 30, 2016 and 2015, respectively.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2015	516,088	$15.78
Granted	143,765	23.14
Vested	(119,310)	13.95
Forfeited	(2,500)	19.33
Unvested at September 30, 2016	538,043	$18.13

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The Company recognized compensation expense of $2.4 million and $2.0 million for restricted stock awards for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, there was $6.9 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.91 years. The grant-date fair value of restricted stock grants vested was $1.7 million and $1.5 million during the nine months ended September 30, 2016 and 2015, respectively.

NOTE 13 – SUBSEQUENT EVENT

On November 1, 2016, the Company completed the acquisition of High Point Bank Corporation ("High Point"), the holding company for High Point Bank and Trust Company, pursuant to the terms of the Agreement and Plan of Merger dated November 16, 2015. Under the merger agreement, High Point's shareholders received a cash value per share of $300, payable in a combination of cash and shares of the Company's common stock.

The Company is in the process of obtaining third-party valuations to determine the fair value of loans, property and equipment and intangible assets acquired from High Point. As a result, it is impracticable to disclose the preliminary purchase price allocation as of the filing date of these unaudited consolidated financial statements.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the allowance for loan losses, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the Company’s significant accounting policies during the three months ended September 30, 2016. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

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

During recent years, we have focused much of our growth and expansion efforts on acquisitions of community banks that align with our strategy of growth focused within existing markets. These acquisitions have allowed us to increase our presence and build scale in these key metropolitan markets and have enhanced our organic growth opportunities. In June 2016, the Company completed the previously announced acquisition of Southcoast, which operated 10 full-service branches in and around Charleston, South Carolina. In addition, on November 1, 2016, the Company completed the previously announced acquisition of High Point Bank Corporation ("HPTB"), the holding company for High Point Bank and Trust. HPTB operated 10 full-service branches in the Piedmont-Triad area of North Carolina, which is another key market for our growth strategy. As this transaction was completed subsequent to September 30, 2016, none of the assets acquired, liabilities assumed or results of operations for HPTB are included in the financial information as of and for the three and nine months ended September 30, 2016.

Table 1
Financial Highlights

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Operating data:	(Dollars in thousands, except per share information, shares in thousands)
Total interest income	$65,025	$53,313	$179,914	$142,247
Total interest expense	9,608	7,054	26,077	19,185
Net interest income	55,417	46,259	153,837	123,062
Provision for loan losses	1,865	198	3,210	609
Non-interest income	9,811	9,169	26,788	24,162
Non-interest expense	37,835	38,185	109,561	101,575
Net income	18,140	11,939	47,222	31,711

Common share and per common share data:
Diluted earnings per share	$0.38	$0.31	$1.09	$0.92
Dividends declared and paid	0.05	0.05	0.15	0.15
Book value	16.53	13.70	16.53	13.70
Tangible book value (1)	12.21	9.86	12.21	9.86
Weighted average diluted shares outstanding	47,360	38,165	43,287	34,545
End of period shares outstanding	48,110	38,138	48,110	38,138

Balance sheet data at period end:
Total assets (2)	$6,801,562	$5,199,859	$6,801,562	$5,199,859
Originated loans	3,455,677	2,587,572	3,455,677	2,587,572
Acquired loans	1,540,270	1,391,061	1,540,270	1,391,061
Allowance for loan and lease losses	36,366	30,833	36,366	30,833
Goodwill and other intangible assets, net	207,820	146,623	207,820	146,623
Deposits	5,650,123	4,374,491	5,650,123	4,374,491
Shareholders' equity	795,212	522,497	795,212	522,497

Selected performance ratios:
Return on average assets	1.10%	0.92%	1.05%	0.95%
Return on average common equity	9.40%	9.15%	9.50%	9.69%
Return on average tangible common equity (3)	13.37%	13.52%	13.45%	13.43%
Net interest margin (4)	3.91%	4.10%	3.92%	4.24%
Average equity to average assets	11.76%	10.05%	11.01%	9.77%

Asset quality ratios:
Net recoveries to average portfolio loans	(0.05)%	(0.03)%	(0.04)%	(0.03)%
Allowance for loan losses to portfolio loans	0.73%	0.77%	0.73%	0.77%
Nonperforming assets to total assets	0.66%	1.11%	0.66%	1.11%
Nonperforming loans to portfolio loans	0.34%	0.51%	0.34%	0.51%
Excluding acquired:
Allowance for loan losses to originated loans	0.97%	1.05%	0.97%	1.05%
Nonperforming assets to originated loans and OREO	0.61%	0.95%	0.61%	0.95%
Nonperforming loans to originated loans	0.22%	0.23%	0.22%	0.23%

Capital ratios at period end:
Tier 1 leverage	10.00%	8.23%	10.00%	8.23%
Common equity tier 1	10.45%	8.58%	10.45%	8.58%
Tier 1 risk-based capital	11.30%	9.36%	11.30%	9.36%
Total risk-based capital	13.19%	11.65%	13.19%	11.65%

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

(4)
Calculated by dividing tax equivalent net interest income by average interest-earning assets. The tax equivalent adjustment was $2.2 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively, and $6.1 million and $5.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Table 2
Reconciliation of Non-GAAP Financial Measures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Tangible Common Book Value per Share:	(Dollars in thousands)
Shareholders' equity (GAAP)	$795,212	$522,497	$795,212	$522,497
Intangible assets	207,820	146,623	207,820	146,623
Tangible common shareholders equity (non-GAAP)	587,392	375,874	587,392	375,874
Common shares outstanding	48,110	38,138	48,110	38,138
Tangible common book value per share (non-GAAP)	$12.21	$9.86	$12.21	$9.86

Return on Average Tangible Common Equity:
Net income (GAAP)	$18,140	$11,939	$47,222	$31,711
Plus: Amortization of intangibles, net of tax	732	694	2,208	1,752
Tangible net income available to common shareholders (non-GAAP)	18,872	12,633	49,430	33,463
Average common shareholders' equity	768,124	517,835	663,806	437,699
Less: Average intangible assets	206,653	147,143	172,835	104,519
Average tangible common shareholders' equity (non-GAAP)	561,471	370,692	490,971	333,180
Return on average tangible common equity (non-GAAP)	13.37%	13.52%	13.45%	13.43%

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

Net interest income for the three months ended September 30, 2016 was $57.6 million, an increase of 19.7% from $48.2 million for the three months ended September 30, 2015. The increase was primarily driven by a $1.21 billion increase in average interest-earning assets, primarily due to the acquisition of Southcoast, as well as continued organic loan growth in our markets. The Company has also increased its on-balance sheet liquidity position, which led to an increase in average investment securities and interest-bearing deposits at other financial institutions of $196.7 million and $79.6 million, respectively.

Net interest income for the nine months ended September 30, 2016 was $159.9 million, an increase of 24.2% from $128.7 million for the nine months ended September 30, 2015. Average interest-earning assets for the nine months ended September 30, 2016 were $5.44 billion, an increase of $1.38 billion from average interest-earning assets of $4.06 billion for the nine months ended September 30, 2015. This increase was due to the acquisitions of Valley, the Certus branches, and Southcoast, respectively, along with continued significant increases in loan originations.

Net interest margin was 3.91% for the three months ended September 30, 2016, a decrease of 19 basis points from 4.10% for the three months ended September 30, 2015. The Company’s average yield on interest-earning assets for the three months ended September 30, 2016 was 4.56%, a decrease of 14 basis points from 4.70% for the three months ended September 30, 2015. The decrease was primarily due to a decrease in the yield earned on portfolio loans, which was 4.71% for the three months ended September 30, 2016, as compared to 4.83% for the three months ended September 30, 2015. The decrease in yield on portfolio loans was due to continued pricing pressure on new and renewed portfolio loans. The Company recorded accretion income on the acquired loan portfolio of $5.8 million for the three months ended September 30, 2016, an increase of 20.9% compared to $4.8 million of accretion earned during the three months ended September 30, 2015. The average yield earned on the investment securities portfolio for the three months ended September 30, 2016 was 4.39%, a slight decrease from 4.46% earned for the three months ended September 30, 2015. This decrease was due to the purchase of new investment securities that have a lower yield than the current portfolio.

For the nine months ended September 30, 2016, net interest margin was 3.92%, a decrease of 32 basis points from 4.24% for the nine months ended September 30, 2015. The Company’s average yield on interest-earning assets for the nine months ended September 30, 2016 was 4.57%, a decrease of 30 basis points compared to 4.87% for the nine months ended September 30, 2015. The yield earned on portfolio loans was 4.75% for the nine months ended September 30, 2016, a decrease of 22 basis points compared to 4.97% for the nine months ended September 30, 2015. The Company recorded accretion income on the acquired loan portfolio of $16.6 million, an increase from $14.9 million recorded during the nine months ended September 30, 2015. The average yield earned on the investment securities portfolio for the nine months ended September 30, 2016 was 4.25%, a decrease of 52 basis points from 4.77% earned for the comparable period of 2015.

Average interest-bearing liabilities were $4.80 billion for the three months ended September 30, 2016, an increase of $923.1 million compared to $3.87 billion for the three months ended September 30, 2015. The increase was fully attributable to interest-bearing deposits, which have come from both acquisitions and organic growth in our markets. The Company’s average cost of interest-bearing liabilities was 0.80% for the three months ended September 30, 2016, compared to 0.72% for the three months ended September 30, 2015.

Average interest-bearing liabilities were $4.48 billion for the nine months ended September 30, 2016, an increase of $1.07 billion from $3.40 billion for the nine months ended September 30, 2015. Total interest-bearing deposits were $4.19 billion for the nine months ended September 30, 2016, an increase of $1.06 billion from $3.13 billion for the nine months ended September 30, 2015. These increases were due to the acquisitions of Valley, the Certus branches, and Southcoast, respectively. The Company’s average cost of interest-bearing liabilities was 0.78% for the nine months ended September 30, 2016, a slight increase compared to 0.75% for the nine months ended September 30, 2015.

Table 3
Average Balance and Net Interest Income (FTE)

	For the Three Months Ended September 30,
	2016			2015
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
Interest-earning assets:	(Dollars in thousands)
Loans and leases (1)	$4,855,115	$57,459	4.71%	$3,915,162	$47,621	4.83%
Loans held for sale	38,811	365	3.74%	42,684	429	3.99%
Investment securities, taxable	422,195	3,113	2.93%	267,797	1,842	2.73%
Investment securities, tax-exempt (2)	405,950	6,027	5.91%	363,610	5,173	5.64%
Interest-earning balances and other	147,763	291	0.78%	68,201	162	0.94%
Total interest-earning assets	5,869,834	67,255	4.56%	4,657,454	55,227	4.70%
Other assets	662,685			497,236
Total assets	$6,532,519			$5,154,690
Interest-bearing liabilities:
Demand deposits	$2,555,913	3,744	0.58%	$1,881,693	2,092	0.44%
Savings deposits	215,715	82	0.15%	177,092	76	0.17%
Time deposits	1,704,273	3,793	0.89%	1,480,606	3,097	0.83%
Borrowings	321,218	1,989	2.46%	334,584	1,789	2.12%
Total interest-bearing liabilities	4,797,119	9,608	0.80%	3,873,975	7,054	0.72%
Non-interest-bearing deposits	907,344			733,659
Other liabilities	59,932			29,221
Shareholders' equity	768,124			517,835
Total liabilities and shareholder's equity	$6,532,519			$5,154,690
Net interest income and interest rate spread		$57,647	3.76%		$48,173	3.98%
Net interest margin			3.91%			4.10%

	For the Nine Months Ended September 30,
	2016			2015
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
Interest-earning assets:	(Dollars in thousands)
Loans and leases (1)	$4,474,628	$159,031	4.75%	$3,420,188	$127,025	4.97%
Loans held for sale	36,896	1,073	3.88%	33,093	939	3.79%
Investment securities, taxable	394,679	8,741	2.96%	191,838	4,269	2.98%
Investment securities, tax-exempt (2)	395,168	16,406	5.55%	355,483	15,238	5.73%
Interest-earning balances and other	140,710	733	0.70%	59,009	414	0.94%
Total interest-earning assets	5,442,081	185,984	4.57%	4,059,611	147,885	4.87%
Other assets	585,102			421,789
Total assets	$6,027,183			$4,481,400
Interest-bearing liabilities:
Demand deposits	$2,350,934	9,845	0.56%	$1,620,760	5,394	0.44%
Savings deposits	193,434	220	0.15%	153,548	181	0.16%
Time deposits	1,646,023	10,499	0.85%	1,352,145	9,020	0.89%
Borrowings	285,621	5,513	2.58%	277,069	4,590	2.21%
Total interest-bearing liabilities	4,476,012	26,077	0.78%	3,403,522	19,185	0.75%
Non-interest-bearing deposits	837,126			613,953
Other liabilities	50,239			26,226
Shareholders' equity	663,806			437,699
Total liabilities and shareholder's equity	$6,027,183			$4,481,400
Net interest income and interest rate spread		$159,907	3.79%		$128,700	4.12%
Net interest margin			3.92%			4.24%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $2.2 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively. The taxable-equivalent adjustment was $6.1 million and $5.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table details the variances in net interest income between the three and nine months ended September 30, 2016 and 2015 caused by changes in interest rates and changes in volumes:

Table 4
Volume and Rate Variance Analysis (FTE)

	Three Months Ended September 30, 2016 vs. 2015			Nine Months Ended September 30, 2016 vs. 2015
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:	(Dollars in thousands)
Loans and leases	$11,162	$(1,324)	$9,838	$38,620	$(6,614)	$32,006
Loans held for sale	(38)	(26)	(64)	111	23	134
Investment securities, taxable	1,098	173	1,271	4,516	(44)	4,472
Investment securities, tax-exempt (1)	593	261	854	1,674	(506)	1,168
Interest-earning balances and other	172	(43)	129	499	(180)	319
Total interest income	12,987	(959)	12,028	45,420	(7,321)	38,099

Interest expense:
Deposits:
Demand deposits	871	781	1,652	2,667	1,784	4,451
Savings deposits	16	(10)	6	51	(12)	39
Time deposits	456	240	696	1,928	(449)	1,479
Borrowings	(81)	281	200	144	779	923
Total interest expense	1,262	1,292	2,554	4,790	2,102	6,892
Net interest income increase (decrease)	$11,725	$(2,251)	$9,474	$40,630	$(9,423)	$31,207

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

The Company recorded a provision for loan losses of $1.9 million for the three months ended September 30, 2016, an increase compared to $0.2 million recorded for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the provision for loan losses was $3.2 million, an increase compared to $0.6 million for the nine months ended September 30, 2015. The additional provision was recorded due to the continued high levels of growth in the originated loan portfolio.

The amount of provision for loan losses is based on our analysis of the adequacy of the allowance for loan and lease losses utilizing the criteria discussed in the Critical Accounting Policies section of our Annual Report on Form 10-K for the year ended December 31, 2015.
See additional discussion under "Asset Quality - Analysis of Allowance for Loan Losses” section.

Non-Interest Income

Table 5
Non-Interest Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Mortgage lending income	$3,134	$3,031	$8,486	$8,307
Service charges	2,644	2,284	7,387	5,738
Earnings on bank-owned life insurance	1,254	705	3,172	1,960
Gain (loss) on sale of investment securities, net	34	794	(1)	839
Other	2,745	2,355	7,744	7,318
Total non-interest income	$9,811	$9,169	$26,788	$24,162

Mortgage lending income was $3.1 million for the three months ended September 30, 2016, a slight increase compared to $3.0 million earned during the three months ended September 30, 2015. During the three months ended September 30, 2016, the Company sold $84.4 million of mortgage loans in the secondary market, compared with $99.8 million for the comparable period of 2015. For the nine months ended September 30, 2016, mortgage lending income was $8.5 million, an increase compared to $8.3 million earned during the nine months ended September 30, 2015. The Company sold $254.3 million of mortgage loans in the secondary market during the nine months ended September 30, 2016, compared with $261.0 million during the nine months ended September 30, 2015.

Income from service charges was $2.6 million for the three months ended September 30, 2016, an increase from $2.3 million earned during the three months ended September 30, 2015. For the nine months ended September 30, 2016, income from service charges was $7.4 million, an increase of 28.7% from $5.7 million earned during the nine months ended September 30, 2015. The increase was directly due to the increase in deposits and volume of transactions from the Company's recent acquisitions and organic growth.

Other non-interest income for the three months ended September 30, 2016 was $2.7 million, an increase of 16.6% compared to $2.4 million earned during the three months ended September 30, 2015. Many of the non-interest income sources, such as income from recoveries on acquired loans and income derived from our investment brokerage services, are volatile and can vary significantly from period to period. Income generated from the sale of the guaranteed-portion of SBA loans was $0.8 million for the third quarter of 2016, an increase of 77.6% from $0.4 million for the third quarter of 2015. For the nine months ended September 30, 2016, SBA sale income was $2.8 million, an increase of 93.4% compared to $1.4 million for the comparable period of 2015, as the Company continues to place emphasis on expanding this business.

Non-Interest Expense

Table 6
Non-Interest Expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$19,947	$20,114	$58,026	$53,726
Occupancy	3,182	3,211	9,942	8,410
Furniture and equipment	2,300	1,655	6,371	4,880
Data processing and supplies	1,766	1,268	4,748	3,502
Advertising and business development	680	493	2,287	1,756
Insurance, professional and other services	2,277	3,155	7,738	7,256
FDIC insurance assessments	1,071	824	2,871	2,261
Loan, foreclosure and other real estate owned	1,562	2,352	3,808	8,213
Other	5,050	5,113	13,770	11,571
Total non-interest expense	$37,835	$38,185	$109,561	$101,575

Non-interest expense for the three months ended September 30, 2016 includes $2.6 million of transaction-related expenses, compared to $4.9 million for the three months ended September 30, 2015. Excluding these transaction-related expenses, the overall increase in non-interest expense for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was directly attributable to increased headcount and facilities charges from our acquisitions of Southcoast and the Certus branches, respectively.

The overall increase in non-interest expense for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was directly attributable to increased headcount and facilities charges from our acquisitions of Valley, Southcoast and the Certus branches, respectively. Non-interest expense for the nine months ended September 30, 2016 includes $7.8 million of transaction-related expenses, compared to $9.0 million for the nine months ended September 30, 2015.

Other expenses totaled $5.1 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, other non-interest expense was $13.8 million, an increase of 19.0% compared to $11.6 million for the nine months ended September 30, 2015. Non-interest expense for the three and nine months ended September 30, 2015 includes $0.8 million of loss on the early extinguishment of debt. Excluding this charge, non-interest expense for the three and nine months ended September 30, 2015 was $4.4 million and $10.8 million, respectively. The increases for both the three and nine months ended September 30, 2016, as compared to 2015, were primarily due to increased amortization expense on acquired intangible assets and miscellaneous additional increases due to the Company's growth.

Loan, foreclosure and other real estate owned ("OREO") expenses include foreclosure and carrying costs and realized losses and write-downs of foreclosed properties. Realized losses and valuation adjustments on foreclosed property totaled $0.4 million for the three months ended September 30, 2016, compared to $1.1 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, realized losses and valuation adjustments totaled $0.5 million, compared to $4.4 million recorded during the nine months ended September 30, 2015. During 2015, the Company initiated an aggressive disposition strategy by writing down targeted OREO in order to sell these properties.

Income Taxes

Income tax expense was $7.4 million for the three months ended September 30, 2016, an increase of 44.7% from $5.1 million for the three months ended September 30, 2015. We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance, which can significantly impact our effective income tax rate. The effective income tax rate for the three months ended September 30, 2016 was 28.9%, compared to an effective tax rate of 30.0% for the three months ended September 30, 2015. This decrease was due to a decrease in our state income tax rate and income tax benefits realized from the adoption of ASU 2016-09.

For the nine months ended September 30, 2016, our income tax expense and effective income tax rate were $20.6 million and 30.4%, respectively, compared to $13.3 million and 29.6%, respectively, for the nine months ended September 30, 2015. This increase was primarily due to an increase in our level of taxable income relative to non-taxable income, which was slightly offset by the income tax benefits realized from the adoption of ASU 2016-09.

Additional information regarding the adoption of ASU 2016-09 is included in Note 1 “Basis of Presentation” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

Analysis of Financial Condition

Investment Securities

Our investment securities portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure. Investment securities classified as available for sale are carried at fair value in the consolidated balance sheet, while investment securities classified as held to maturity are shown at amortized cost in the consolidated balance sheet. Our total investment securities portfolio had a carrying value of $838.3 million at September 30, 2016, as compared to $734.6 million at December 31, 2015.

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

Our investment securities portfolio included gross unrealized gains of $24.0 million and gross unrealized losses of $2.5 million at September 30, 2016, compared to gross unrealized gains of $18.6 million and gross unrealized losses of $5.1 million at December 31, 2015. Management believes that all of its unrealized losses on individual investment securities at September 30, 2016 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

At September 30, 2016, our investment securities portfolio included 389 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The Company continually assesses the risk of credit default for the municipal bond portfolio and believes the portfolio has a low risk of credit default. The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions at September 30, 2016:

Table 7
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
General obligation bonds:	(Dollars in thousands)
Texas	$126,403	$131,670
Washington	27,769	29,027
Ohio	22,281	23,800
North Carolina	21,476	22,259
Pennsylvania	21,013	21,483
South Carolina	18,357	18,352
Other (22 states)	86,948	90,674
Total general obligation bonds:	324,247	337,265
Revenue bonds:
North Carolina	33,034	34,376
Indiana	16,819	17,782
South Carolina	12,354	12,920
Florida	11,095	11,597
Texas	7,254	7,665
Washington	6,515	6,704
New York	5,724	5,862
Other (12 states)	22,622	23,801
Total revenue bonds:	115,417	120,707
Total obligations of state and political subdivisions	$439,664	$457,972

Our largest exposure in general obligation bonds was 74 bonds issued by various school districts in Texas with a total amortized cost basis of $91.8 million and total fair value of $95.9 million at September 30, 2016. Of this total, $76.0 million in amortized cost and $79.1 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

Our investments in revenue bonds at September 30, 2016 are summarized in the following table:

Table 8
Revenue Bonds by Source

	Amortized Cost	Fair Value
	(Dollars in thousands)
Water and sewer	$20,288	$21,227
College and university	19,961	20,664
Health, hospitality and nursing home	19,824	21,020
Power and electricity	12,976	13,451
Lease (abatement)	7,024	7,691
Other	35,344	36,654
Total revenue bonds	$115,417	$120,707

Our largest individual exposures in revenue bonds at September 30, 2016 were three bonds to be repaid by future pledged power and utility revenue, and seven bonds to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $18.1 million and the total fair value was $19.1 million at September 30, 2016.

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

Our evaluation of investments in state and political subdivisions at September 30, 2016 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by nationally recognized credit ratings agencies.

The Company's investment securities portfolio also includes 42 asset-backed securities, which are collateralizations of student loan pools, securitizations of cash flows derived single family rental properties, and collateralized loan obligations, which are pools of non-investment grade corporate loans. Our investments in asset-backed securities at September 30, 2016 are summarized in the following table:

Table 9
Asset-Backed Securities

	Amortized Cost	Fair Value
	(Dollars in thousands)
Collateralized by pools of single family residential rental income	$102,340	$102,596
Collateralized loan obligations	67,243	67,341
Collateralized by pools of student loans	4,829	4,379
Total asset-backed securities	$174,412	$174,316

The Company’s investment in asset-backed securities is part of a larger balance sheet strategy to increase on-balance sheet liquidity with securities that complement the duration and interest rate risk profile of the investment securities portfolio. While we do not place sole reliance on the credit rating of a security, all of the Company's asset-backed securities are rated AA or higher by nationally recognized credit ratings agencies. Ongoing analysis of these securities is performed to monitor overall creditworthiness of the issuer and likelihood of timely principal and interest payments.

Our evaluation of investments in asset-backed securities at September 30, 2016 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by nationally recognized credit ratings agencies.

Loans

Total portfolio loans were $5.00 billion at September 30, 2016, an increase of $796.1 million from $4.20 billion at December 31, 2015. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Table 10
Loan Portfolio Composition

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate - non-owner occupied	$1,675,217	33.5%	$1,276,653	30.4%
Commercial real estate - owner occupied	786,421	15.7%	785,930	18.7%
Multifamily	239,882	4.8%	178,256	4.2%
Farmland	3,373	0.1%	5,176	0.1%
Total commercial real estate	2,704,893	54.1%	2,246,015	53.5%
Commercial construction	284,758	5.7%	236,683	5.6%
Acquisition and development	39,014	0.8%	17,724	0.4%
Lots and land	118,471	2.4%	110,602	2.6%
Total commercial construction	442,243	8.9%	365,009	8.7%
Commercial and industrial	443,316	8.9%	419,116	10.0%
Leases	29,524	0.6%	26,773	0.6%
Total commercial loans	3,619,976	72.5%	3,056,913	72.8%
Residential mortgage	1,250,685	25.0%	1,048,458	25.0%
Residential construction - presold	61,870	1.2%	46,078	1.1%
Residential construction - speculative	41,761	0.8%	29,943	0.7%
Consumer	21,655	0.4%	18,479	0.4%
Total consumer loans	1,375,971	27.5%	1,142,958	27.2%
Total portfolio loans (1)	$4,995,947	100.0%	$4,199,871	100.0%
(1) Amount includes $0 and $40.9 million of acquired loans covered under FDIC loss-share agreements at September 30, 2016 and December 31, 2015, respectively.

Notable contributions to the change in loan balances during the nine months ended September 30, 2016 were as follows:

•	Total acquired loans totaled $1.54 billion at September 30, 2016, an increase of $61.6 million from December 31, 2015 due to the acquisition of Southcoast;

•
The commercial real estate portfolio, which consists of multi-family residential property and owner and non-owner occupied nonresidential properties, totaled $2.70 billion at September 30, 2016, an increase of $458.9 million from December 31, 2015. Excluding loans acquired in business combinations, commercial real estate loans were $2.06 billion at September 30, 2016, an increase of $483.6 million from December 31, 2015. The increase was primarily driven by increases in non-owner occupied commercial real estate, which was $1.68 billion as of September 30, 2016, an increase of 31.2% compared to $1.28 billion at December 31, 2015;

•
The commercial construction portfolio totaled $442.2 million at September 30, 2016, an increase of $77.2 million from December 31, 2015. Excluding loans acquired in business combinations, commercial construction loans were $355.0 million at September 30, 2016, an increase of $73.4 million from December 31, 2015. Fundings of commercial construction projects have increased significantly during 2016 and our portfolio includes projects that span multiple industries and locations within our footprint, with the primary components being multi-family, office buildings, and shopping center construction projects; and

•
Residential mortgage loans totaled $1.25 billion at September 30, 2016, an increase of $202.2 million from December 31, 2015. Excluding loans acquired in business combinations, residential mortgage loans were $570.6 million at September 30, 2016, an increase of $85.7 million from December 31, 2015, which was primarily driven by growth in home equity lines of credit.

At September 30, 2016, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $251.4 million, which represented approximately 94% of the total second liens held by the Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15-year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding principal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At September 30, 2016, approximately 95% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria include analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either converted to conventional second mortgage loans that are fully amortizing or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.

The following table summarizes the maturity dates of our home equity lines of credit at September 30, 2016:

Table 11
Home Equity Line of Credit Maturities

(Dollars in thousands)
2016	$4,334
2017	7,448
2018	7,076
2019	11,604
2020	12,395
Thereafter	363,376
$406,233

Deposits

We provide a range of deposit services, including non-interest bearing demand accounts, interest-bearing demand and savings accounts, money market accounts and time deposits. These accounts generally pay interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Deposits continue to be our primary funding source. Total deposits at September 30, 2016 were $5.65 billion, an increase of 19.1% from total deposits of $4.74 billion at December 31, 2015. Wholesale deposits comprised 27.5% of total deposits at September 30, 2016 and December 31, 2016, respectively. The increased level of wholesale funding will be used to repay term wholesale deposits that will be maturing early in the fourth quarter of 2016.

Borrowings

The total carrying value of our outstanding borrowings was $310.6 million at September 30, 2016, an increase of $19.0 million compared to total carrying value of borrowings of $291.6 million at December 31, 2015. Short-term borrowings are comprised of short-term FHLB advances, securities sold under agreements to repurchase and Federal funds purchased. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. Long-term funding is comprised of long-term FHLB advances and subordinated notes. The additional borrowings were comprised of junior subordinated debentures and long-term advances from the FHLB assumed in the Southcoast acquisition.

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

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and OREO, totaled $45.1 million, or 0.66% of total assets, at September 30, 2016, a decrease compared to $51.3 million, or 0.90% of total assets, at December 31, 2015. Nonperforming assets that were not acquired by the Company totaled $21.0 million at September 30, 2016, compared to $22.2 million at December 31, 2015.

The following table summarizes total nonperforming assets for the past five quarters:

Table 12
Nonperforming Assets

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Nonaccrual loans - non-acquired	$7,662	$5,407	$6,228	$6,623	$5,914
Nonaccrual loans - acquired	9,347	11,756	12,706	12,086	14,322
OREO - non-acquired	13,352	15,806	14,987	15,588	18,791
OREO - acquired	14,696	14,708	15,783	16,973	18,489
90 days past due - non-acquired	10	10	—	—	—
90 days past due - acquired	—	—	—	3	—
Total nonperforming assets	$45,067	$47,687	$49,704	$51,273	$57,516
Total nonperforming assets - non-acquired	$21,024	$21,223	$21,215	$22,211	$24,705

Loans restructured/modified not included in above,
(not 90 days past due or on nonaccrual)	$7,878	$9,839	$14,984	$14,718	$15,562

Ratio of total nonperforming assets to total assets	0.66%	0.74%	0.87%	0.90%	1.11%
Ratio of total nonperforming loans to total portfolio loans	0.34%	0.36%	0.45%	0.45%	0.51%

Excluding acquired:
Ratio of nonperforming assets to originated loans and OREO	0.61%	0.67%	0.74%	0.81%	0.95%
Ratio of nonperforming loans to originated loans	0.22%	0.17%	0.22%	0.24%	0.23%

Total nonaccrual loans were $17.0 million at September 30, 2016, a decrease from total nonaccrual loans of $18.7 million at December 31, 2015. Nonaccrual loans that were not acquired by the Company increased from $6.6 million at December 31, 2015 to $7.7 million at September 30, 2016 due to a small number of larger dollar relationships being reclassified to nonaccrual.

Total OREO was $28.0 million at September 30, 2016, a decrease of $4.5 million from total OREO of $32.6 million at December 31, 2015. OREO properties that were not acquired by the Company were $13.4 million at September 30, 2016, compared to $15.6 million at December 31, 2015. The carrying values of OREO represent the lower of the carrying amount or fair value less costs to sell.

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

Analysis of Allowance for Loan Losses

The allowance for loan losses was $36.4 million at September 30, 2016, an increase of $4.7 million compared to $31.6 million at December 31, 2015. The ratio of the allowance for loan losses to total portfolio loans was 0.73% and 0.75% at September 30, 2016 and December 31, 2015, respectively. Excluding loans acquired by the Company, the ratio of the allowance for loans to portfolio loans was 0.97% and 1.05% at September 30, 2016 and December 31, 2015, respectively. The allowance for loan losses was equal to 213.7% of our total nonperforming loans and leases at September 30, 2016, compared to 169.1% at December 31, 2015.

The Company experienced $0.7 million of net recoveries on previous charge-offs during the three months ended September 30, 2016, compared to net recoveries of $0.3 million during the three months ended September 30, 2015. Gross charge-offs were $0.9 million during the third quarter of 2016, compared to gross charge-offs of $1.2 million for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, the Company experienced $1.5 million in net recoveries of previously charged-off loans, compared to net recoveries of $0.8 million for the comparable period of 2015. Gross charge-offs were $2.2 million during the nine months ended September 30, 2016, compared to $3.9 million during the nine months ended September 30, 2015.

The following table presents information related to the allowance for loan losses for the periods presented:

Table 13
Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance	$33,841	$30,635	$31,647	$30,399
Provision for credit losses:
Non-covered loans	1,982	327	3,687	916
Covered loans	(117)	(129)	(477)	(307)
Change in FDIC indemnification asset	—	(326)	52	(953)
Net (charge-offs) recoveries on loans covered under loss-share	(48)	325	(103)	777
Charge-offs on loans not covered under loss-share:
Commercial real estate	—	(593)	(527)	(2,123)
Commercial construction	—	(1)	—	(9)
Commercial and industrial	(755)	(42)	(806)	(151)
Residential mortgage	(31)	(536)	(324)	(994)
Consumer and other	(68)	(22)	(86)	(252)
Total charge-offs	(854)	(1,194)	(1,743)	(3,529)

Recoveries on loans not covered under loss-share:
Commercial real estate	471	313	645	830
Commercial construction	385	102	775	1,054
Commercial and industrial	130	627	374	1,023
Residential construction	27	6	40	40
Residential mortgage	529	138	1,415	464
Consumer and other	20	9	54	119
Total recoveries	1,562	1,195	3,303	3,530
Net recoveries on loans not covered under loss-share	708	1	1,560	1
Ending balance	$36,366	$30,833	$36,366	$30,833

Total
Ratio of allowance for loan losses to total portfolio loans	0.73%	0.77%	0.73%	0.77%
Excluding acquired
Ratio of allowance for loan losses to originated loans	0.97%	1.05%	0.97%	1.05%

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

Capital Resources

Total shareholders’ equity was $795.2 million at September 30, 2016, an increase of 34.3% from shareholders’ equity of $592.1 million at December 31, 2015. The increase was primarily due to the issuance of 2.9 million shares of voting common stock during the third quarter of 2016, as well as 4.3 million shares issued as consideration in the acquisition of Southcoast.

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

The Bank and the Company's capital levels are characterized as "well-capitalized" under the Basel III Capital Rules. The capital adequacy ratios for BNC and the Company are set forth below:

Table 14
Capital Adequacy Ratios

Bank of North Carolina:	Well-Capitalized Regulatory Threshold	September 30, 2016	December 31, 2015
Tier 1 leverage	5.00%	9.75%	9.80%
Common equity tier 1	6.50%	11.02%	10.94%
Tier 1 risk-based capital	8.00%	11.02%	10.94%
Total risk-based capital	10.00%	11.67%	11.61%

BNC Bancorp:
Tier 1 leverage	5.00%	10.00%	9.01%
Common equity tier 1	6.50%	10.45%	9.32%
Tier 1 risk-based capital	8.00%	11.30%	10.05%
Total risk-based capital	10.00%	13.19%	12.19%

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

While dividends from BNC and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company securities). The Parent Company did not receive dividends from subsidiaries during the nine months ended September 30, 2016.

BNC has $160.0 million of established federal funds and other unsecured lines with counterparty banks, with full availability to these lines at September 30, 2016. BNC also has the ability to borrow from the FHLB and the Federal Reserve Bank, with $735.9 million and $280.6 million, respectively, in available credit at September 30, 2016. BNC also has excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the FHLB or other parties as necessary.

Investment securities are an important tool to the Company’s liquidity objective. Of the $838.3 million in the Company's investment securities portfolio at September 30, 2016, $543.0 million are designated as available-for-sale. Some of these securities are pledged to secure collateralized deposits, borrowings and for other purposes as required or permitted by law. The remaining investment securities could be pledged or sold to enhance liquidity, if necessary. The Bank may also issue institutional certificates of deposit and brokered certificates of deposit.

For the nine months ended September 30, 2016, net cash provided by operating activities and financing activities was $50.5 million and $574.6 million, respectively, while net cash used in investing activities was $516.0 million, for a net increase in cash and cash equivalents of $109.1 million since December 31, 2015. The primary cash outflows during the nine months ended September 30, 2016 related to the funding the Company's continued organic loan growth, the purchase of investments, which includes both investment securities and bank-owned life insurance, and the repayment of short-term borrowings. The primary cash inflows related to cash received from core operations, cash received from our acquisition of Southcoast, cash received from the issuance of common stock, and increased deposits.

For the nine months ended September 30, 2015, net cash provided by operating and financing activities was $46.3 million and $189.2 million, respectively, while net cash used in investing activities was $250.2 million, for a net decrease in cash and cash equivalents of $14.7 million since December 31, 2014. The primary cash outflows during the nine months ended September 30, 2015 related to the increase in loans, purchases of investment securities, and the repayment of short-term borrowings, while the primary cash inflows related to cash received from core operations, increases in deposits, and cash received from acquisitions.

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

The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2015 to September 30, 2016. See Note 6 “Derivatives” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report for more information on the Company’s strategies to hedge its interest rate risk.

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

As of September 30, 2016, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BNC BANCORP

Date:	November 8, 2016	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2016	By: /s/ David B. Spencer
David B. Spencer
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Director Restricted Stock Unit Award Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley-Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.