Form 10-K
period 2016-12-31
BNC BANCORP
filed 2017-02-27
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)      Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [ X ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) was $978.9 million. As of February 23, 2017, there were 52,208,260 shares of the Company's common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its Proxy Statement for its 2017 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

BNC BANCORP
2016 FORM 10-K TABLE OF CONTENTS

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BNC Bancorp that are based on the beliefs and assumptions of the management and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. In addition, forward-looking statements in this Annual Report on Form 10-K include information regarding our proposed acquisition by Pinnacle Financial Partners, Inc., the potential effects of the pending acquisition on our business and operations prior to the consummation thereof, the effects on the Company if the acquisition is not consummated and information regarding the combined operations and business of Pinnacle Financial Partners, Inc. and BNC Bancorp following the acquisition, if consummated. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	Pinnacle Financial Partners, Inc. and BNC Bancorp’s businesses may not be combined successfully, or such combination may take longer to accomplish than expected;

•	regulatory approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with regulatory approvals of the merger;

•	other closing conditions may not be satisfied on the expected terms, schedule, or at all, including approval by BNC Bancorp’s shareholders, and other delays in closing the merger may occur;

•	changes in local, regional and international business, economic or political conditions in the regions where we operate or have significant assets;

•	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

•	the extensive and increasing regulation of the U.S. financial services industry;

•	adverse changes in credit quality trends;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	our ability to determine accurate values of certain assets and liabilities;

•	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

•
our ability to anticipate and respond to interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	increasing capital and liquidity standards under applicable regulatory rules;

•	adequacy of our risk management program;

•	increased competitive pressure due to consolidation;

•	diversion of management's time and attention to merger-related issues; and

•	other risks and factors identified in this Form 10-K under the heading "Risk Factors" contained in Item 1A.

ITEM 1.    BUSINESS

Unless this Annual Report on Form 10-K indicates otherwise, or the context otherwise requires, the terms “we,” “our,” “us,” and “the Company,” as used herein refer to BNC Bancorp and its subsidiaries, including Bank of North Carolina d/b/a BNC Bank, which we sometimes refer to as “the Bank” or "BNC." BNC Bancorp is individually referred to as the "Parent Company."
General

BNC Bancorp was formed in 2002 to serve as a one-bank holding company for the Bank, which is based in High Point, North Carolina. BNC is a full service commercial bank, incorporated under the laws of the State of North Carolina on November 15, 1991, that opened for business on December 3, 1991. We are registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the bank holding company laws of North Carolina. BNC operates under the rules and regulations of and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Office of the Commissioner of Banks (the “NCCOB”). BNC is also subject to certain regulations of the Federal Reserve governing the reserves to be maintained against deposits and other matters. In addition to BNC we also maintain various limited purpose subsidiaries either located in or conducting business primarily in our three-state branch footprint that are closely related or incidental to the business of banking or financial in nature.

We provide a wide range of banking services tailored to the particular banking needs of the communities we serve. We are principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make primarily commercial and consumer loans. We have pursued a strategy that emphasizes our local affiliations. This business strategy stresses the provision of high quality banking services to individuals and small to medium-sized local businesses. We also offer a wide range of banking services, including traditional products such as checking and savings accounts. We are also continuously developing new and innovative products and equipping our bankers with new technology to further differentiate us as a community bank with sophisticated product delivery. The Bank conducts operations through 76 full-service banking offices, including 41 branches in North Carolina, 26 branches in South Carolina and nine branches in Virginia. Prior to November 1, 2016, branches in South Carolina and Virginia operated as BNC Bank. On November 1, 2016, the Company unified its brand and now operates as BNC Bank in all markets.

During recent years, we have focused much of our growth and expansion efforts on acquisitions of community banks that align with the Company’s strategy of growth focused within existing markets. As a result of these efforts, we have completed the following whole-bank and branch acquisitions over the past three years:

•
On November 1, 2016, we acquired High Point Bank Corporation ("High Point"), the parent company of High Point Bank and Trust Company, a commercial bank with 12 branches in the Greensboro/Winston-Salem, North Carolina area;

•	On June 17, 2016, we acquired Southcoast Financial Corporation ("Southcoast"), the parent company of Southcoast Bank, a commercial bank with 10 branches in the Charleston, South Carolina area;

•	On October 16, 2015, we acquired seven branch offices from CertusBank, N.A. in Upstate South Carolina (the "Certus branches");

•	On July 1, 2015, we acquired Valley Financial Corporation ("Valley"), the parent company of Valley Bank, a commercial bank with nine branches in and around Roanoke, Virginia;

•	On December 1, 2014, we acquired Harbor Bank Group, Inc., the parent company of Harbor National Bank, a commercial bank with four branches in Charleston and Mt. Pleasant, South Carolina;

•
On June 1, 2014, we acquired Community First Financial Group, the parent company of Harrington Bank, a commercial bank with three branches located in the Raleigh-Durham-Chapel Hill area of North Carolina; and

•
On April 1, 2014, we acquired South Street Financial Corp., the parent company of Home Savings Bank of Albemarle, Inc. SSB, a commercial bank with four branches located in the Charlotte, North Carolina area.

These acquisitions have allowed us to increase our presence and build scale in key metropolitan markets and have enhanced our organic growth opportunities.

On January 22, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pinnacle Financial Partners, Inc. (“Pinnacle”). Pursuant to the Merger Agreement, the Company will merge with and into Pinnacle and the Bank will merge with and into Pinnacle’s wholly-owned bank subsidiary, Pinnacle Bank. Subject to the terms and conditions of the Merger Agreement, the Company’s shareholders will have the right to receive 0.5235 shares of Pinnacle's common stock for each share of the Company’s common stock. The transaction is expected to close during the third quarter of 2017, subject to shareholder and regulatory approval and other customary closing conditions.

Lending Activities

The Bank’s loan portfolio, including loans originated by the Bank and acquired loans, includes most types of real estate loans, consumer loans, commercial and industrial loans, and other types of loans. A majority, but not all, of the properties collateralizing the Bank’s loan portfolio are located within the Bank’s market area. Interest rates charged by the Bank vary with degree of risk, type, size, complexity, repricing frequency and other relevant factors associated with the loan or lease. Competition from other financial services companies also impacts interest rates charged on loans and leases.

Our lenders perform their lending duties subject to the oversight and policy direction of the Company’s and Bank’s board of directors. The Bank has adopted comprehensive lending policies, underwriting standards and loan review procedures, which are reviewed on a regular basis.  In underwriting loans and leases, primary emphasis is placed on the borrower’s or lessee’s financial condition, including ability to generate cash flow to support the debt or lease obligations and other cash expenses. Additionally, substantial consideration is given to collateral value and marketability, the borrower’s or lessee’s character, reputation, industry knowledge and track record of success, as well as other relevant factors. We delegate designated lenders and credit officers with loan authority that can be utilized to approve credit commitments for a single borrowing relationship. The limit of delegated authority is based upon the experience, skill, and training of the relationship manager or credit officer. Certain types and size of loans and relationships must be approved by the Company's loan approval committee or, for loans above certain internal thresholds, the executive loan committee.

Our portfolio of real estate loans includes residential mortgages secured by residential 1-4 family properties, non-farm/non-residential, construction/land development, multifamily residential properties, and other land loans. Non-farm/non-residential loans include those secured by real estate mortgages on owner-occupied commercial buildings of various types, leased commercial, retail and office buildings, nursing and other medical facilities, hotels and motels, and other business and industrial properties. Real estate construction/land development loans include loans secured by vacant land, loans to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures. Included in our residential mortgage loans are home equity lines of credit, which can represent either a first lien or a secondary lien on the property.

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

Our commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory and receivables financing), purchases of machinery and equipment and other operating purposes. We offer a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, we obtain a lien on furniture, fixtures, equipment, inventory, receivables or other assets as collateral. The Bank’s lease portfolio consists primarily of small ticket direct financing commercial equipment leases and is subject to the same constraints and underwriting as the loan portfolio. The equipment collateral securing the lease portfolio is located in the markets that we serve, with the exception of rolling stock, which can be located throughout the United States.

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

Deposits

The Bank has several programs designed to attract depository accounts offered to consumers and to small and middle market businesses at interest rates generally consistent with market conditions. Deposits provide the most significant funding source for the Bank’s interest earning assets. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including non-interest bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances, and applicable fees. Interest paid on deposits represents the largest component of our interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Management believes that the rates the Bank offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in the Bank’s respective market areas.

The Bank also holds public funds as deposits. Public deposits typically require the pledging of collateral, most commonly marketable securities. This requirement is taken into account when determining the level of interest to be paid on public deposits. Public funds have not historically presented any special risks to the Bank.

Wholesale deposits, including time deposits placed in the Certificate of Deposit Account Registry Service ("CDARS") and various brokered deposit programs, represented approximately 21.3% of BNC's total deposits at December 31, 2016. CDARS allows banking customers to access FDIC insurance protection on multi-million dollar certificates of deposit. When a customer places a large deposit through CDARS, funds are placed into certificates of deposit with other banks in the CDARS network in increments of less than $250,000 so that principal and interest are eligible for FDIC insurance protection.

Other Banking Services

Mortgage Lending
We offer a broad array of residential mortgage products, including long-term fixed rate and variable rate loans, which are sold on a servicing-released basis in the secondary mortgage market.

Small Business Administration Lending
We provide loans that are partially guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. The Company will generally sell the guaranteed portion of the SBA loans in the secondary market.

Wealth Management Services
We offer a broad array of wealth management services to meet the needs of our clients. These services include financial planning, wealth management, private banking, trust and estate planning, and investment management services, all of which are offered by designated representatives through our branch network.

Insurance Services
HPB Insurance Group, a subsidiary of the Bank, is an independent insurance agent that offers a full line of personal and commercial property and casualty insurance. It also offers employee benefits insurance and a full line of personal life and health insurance products. These services are offered by designated representatives through our branch network.

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

The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Employees

At December 31, 2016, we employed 1,040 full-time equivalent employees, and we believe our employee relations to be good.

Operating Segments

The Company has historically managed operations along two operating segments, consisting of banking operations and mortgage originations. After the acquisition of High Point, the Company added wealth management services and insurance services as additional operating segments. All operating segments are aggregated into a single reportable operating segment in the Consolidated Financial Statements contained in Item 8 herein.

Available Information

We maintain a website at www.bncbanking.com. Our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other required filings are made available, free of charge, on the Investor Relations page on our website, as soon as reasonably practicable after we electronically file them or furnish them to the Securities and Exchange Commission (“SEC”). In addition, copies of the Company's annual report will be made available, free of charge, upon written request to Drema Michael, Director of Corporate Investor Relations, 3980 Premier Drive, Suite 210, High Point, North Carolina 27265.

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

Bank Holding Company Regulation and Structure

As a bank holding company, we are subject to regulation under the BHCA and to the supervision, examination and reporting requirements of the Federal Reserve. BNC has a North Carolina state charter and is subject to regulation, supervision and examination by the FDIC and the NCCOB.

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

Bank Merger Act

Section 18(c) of the Federal Deposit Insurance Act, as amended, popularly known as the “Bank Merger Act,” requires the prior written approval of the FDIC before any bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a state nonmember bank such as BNC.

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

State Law

BNC is subject to extensive supervision and regulation by the NCCOB. The NCCOB oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The NCCOB supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the NCCOB describing in detail their resources, assets, liabilities, and financial condition. Among other things, the NCCOB regulates mergers and consolidations of state-chartered banks, capital requirements for banks, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

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

Payment of Dividends and Other Restrictions

We are a legal entity separate and distinct from BNC. While there are various legal and regulatory limitations under federal and state law on the extent to which banks can pay dividends or otherwise supply funds to holding companies, the principal source of cash revenues for us is dividends from BNC. The relevant federal and state regulatory agencies also have authority to prohibit a state bank or bank holding company, which would include us and BNC, from engaging in what, in the opinion of such regulatory agency, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.

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
The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which provides that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if one or more of the holding company’s bank subsidiaries are classified as undercapitalized.
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

Transactions with Affiliates

Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies.  Regulations promulgated by the Federal Reserve limit the types and amounts of these transactions (including loans due and extensions of credit from their bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis.  In general, these regulations require that any “covered transactions” between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company be limited to 10% of the bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus.  Further, loans and extensions of credit to affiliates generally are required to be secured by eligible collateral in specified amounts.

Loans to Directors, Executive Officers and Principal Shareholders

The authority of the Bank to extend credit to our directors, executive officers and principal shareholders, including their immediate family members, corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans our subsidiary bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans that our subsidiary bank makes to directors and other insiders must satisfy the following requirements:

•	the loans must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with us or BNC;

•	the subsidiary bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with us or BNC; and

•	the loans must not involve a greater than normal risk of non-payment or include other features not favorable to BNC.

Furthermore, BNC must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with the Federal Reserve Act and Regulation O. All loans to directors or other insiders must be pre-approved by the Bank's board of directors with the interested director abstaining from voting.

Capital Adequacy

The final rule adopted by the federal banking regulators in 2013 implementing the Basel III regulatory capital reforms established new prompt corrective action requirements for all banks and includes a new Common Equity Tier 1 ("CET1") risk-based capital measure.  The risk-based capital and leverage capital requirements under the final rule are set forth in the following table:

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

The final rule also sets forth a capital ratio phase-in schedule. The phase-in provisions for banks with $250 billion or less in total assets are set forth in the following table:

	Effective as of January 1,
	2016	2017	2018	2019
Minimum Leverage Ratio	4.00%	4.00%	4.00%	4.00%
Minimum CET1 Risk Based Capital Ratio	4.50%	4.50%	4.50%	4.50%
Capital Conservation Buffer (1)	0.625%	1.25%	1.875%	2.50%
Minimum CET1 Risk Based Capital Ratio with Capital Conservation Buffer	5.125%	5.75%	6.375%	7.00%
Minimum Tier 1 Risk Based Capital Ratio	6.00%	6.00%	6.00%	6.00%
Minimum Tier 1 Risk Based Capital Ratio with Capital Conservation Buffer	6.625%	7.25%	7.875%	8.50%
Minimum Total Risk Based Capital Ratio	8.00%	8.00%	8.00%	8.00%
Minimum Total Risk Based Capital Ratio with Capital Conservation Buffer	8.625%	9.25%	9.875%	10.50%

(1)
The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers.

The final rule includes comprehensive guidance with respect to the measurement of risk-weighted assets.  For residential mortgages, Basel III retains the risk-weights contained in the current capital rules which assign a risk-weight of 50% to most first-lien exposures and 100% to other residential mortgage exposures.  The final rule increases the risk-weights associated with certain on-balance sheet assets, such as high volatility commercial real estate loans, and loans that are more than 90 days past due or in nonaccrual status. Capital requirements also increase for certain off-balance sheet exposures including, for example, loan commitments with an original maturity of one year or less.

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

The Federal Deposit Insurance Act (the “FDI Act”) requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements as set forth above. Generally, a receiver or conservator for a bank that is “critically undercapitalized” must be appointed within specific time frames. The regulations also provide that a capital restoration plan must be filed within 45 days of the date a bank is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for a bank required to submit a capital restoration plan must guarantee the lesser of (i) an amount equal to 5% of the bank’s assets at the time it was notified or deemed to be undercapitalized by a regulator, or (ii) the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the bank is notified that it has maintained adequately capitalized status for specified time periods. Additional measures with respect to undercapitalized institutions include a prohibition on capital distributions, growth limits and restrictions on activities.

For further detail on capital and capital ratios see discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections, “Capital Resources” and “Liquidity,” contained in Item 7, and in Note 13, “Regulatory Capital,” to the accompanying Consolidated Financial Statements contained in Item 8.

Interstate Banking and Branching

The Dodd-Frank Act relaxed previous restrictions on interstate branching, and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

The FDI Act requires that the FDIC review (1) any merger or consolidation by or with an insured bank, or (2) any establishment of branches by an insured bank. Additionally, the NCCOB accepts applications for interstate merger and branching transactions, subject to certain limitations on ages of the banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. We may face increased competition from out-of-state banks that branch or make acquisitions in our primary markets.

Deposit Insurance Coverage and Assessments

BNC is a member of the FDIC. Through the Deposit Insurance Fund (the “DIF”), the FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions up to applicable limits (currently, $250,000 per depositor).

BNC must pay assessments to the FDIC under a risk-based assessment system in order to maintain the DIF for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the DIF pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period as opposed to solely bank deposits at an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system will approximately equal that under the prior assessment system.

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

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), an FDIC-insured depository institution can be held liable for any losses incurred by the FDIC in connection with (1) the “default” of one of its FDIC-insured subsidiaries or (2) any assistance provided by the FDIC to one of its FDIC receivers. The FDIC is authorized to provide assistance to any institution that is in default, “in danger of default” (defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance), or that the FDIC determines in its discretion requires assistance when financial conditions threaten the stability of a large number of institutions or institutions possessing significant financial resources.

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

Consumer Laws and Regulations

BNC is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act ("TILA"), the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act ("RESPA"), the Fair Debt Collection Act and state law counterparts.

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

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, TILA, RESPA, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provision, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits the state attorney general to enforce compliance with both the state and federal laws and regulations.

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices.

A final rule integrating mortgage loan disclosures required by TILA and RESPA became effective during October 2015. The final rule consolidated four existing and separate disclosures required under TILA and RESPA for closed-end credit transactions secured by real property into two forms with a view towards making the mortgage loan disclosures less confusing and more consumer friendly. The CFPB continues to enact regulations applicable to various aspects of our business, as well as to review and adopt amendments to previous rules.

Monitoring and Reporting Suspicious Activity

Under the Bank Secrecy Act (the "BSA"), the Bank is required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. The BSA is sometimes referred to as an “anti-money laundering” (“AML”) law. Several AML statutes, including provisions in Title III of the USA PATRIOT Act of 2001, have been enacted to amend the BSA. Under the USA PATRIOT Act, financial institutions are subject to prohibition against specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

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

Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to non-affiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requires and restrictions on a financial institution’s ability to disclose nonpublic personal information about customers to non-affiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which described in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with non-affiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any non-affiliated third party for use in marketing.

Limitations on Incentive Compensation

In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve Board reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excess compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. The proposed rules were re-proposed in May 2016 and final rules have not been issued to date. The proposed rules would (i) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation; (ii) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iii) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; (iv) require incentive-based compensation arrangements that appropriately balance risk and reward. including deferral, forfeiture, downward adjustment, and clawbacks inc ertain circumstances; and (v) retain records documenting the structure of incentive-based compensation arrangements and demonstrating compliance with the proposed rule.

In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connections with approvals of mergers and acquisitions unless previously voted on by shareholders. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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
Title 6 of the Gramm-Leach-Bliley Act, entitled the Federal Home Loan Bank System Modernization Act of 1999 (the “FHLB Modernization Act”), amended the Federal Home Loan Bank Act to allow voluntary membership and modernized the capital structure and governance of the FHLBs. The capital structure established under the FHLB Modernization Act sets forth leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in the stock of the FHLBs by all member entities. Capital includes retained earnings and two forms of stock: Class A stock redeemable within six months upon written notice and Class B stock redeemable within five years upon written notice. The FHLB Modernization Act also reduced the period of time in which a member exiting the FHLB system must stay out of the system.
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
UDAP and UDAAP

Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act (the "FTC Act"), which is the primary federal law that prohibits "unfair or deceptive acts or practices" ("UDAP") and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” ("UDAAP"), which have been delegated to the CFPB for supervision. The CFPB has published and periodically updates its Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

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

ITEM 1A.    RISK FACTORS

Risks Related to the Company's Proposed Merger with Pinnacle

Failure to complete the merger could negatively impact our stock price and our future business and financial results.

If the merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

•	we may experience negative reactions from our customers, vendors and employees;

•
we will have incurred substantial expenses and will be required to pay certain costs relating to the merger, including legal, accounting, investment banking and advisory fees, whether or not the merger is completed;

•
we will have been bound by certain restrictions on the conduct of our business prior to completion of the merger; such restrictions, the waiver of which is subject to the consent of Pinnacle (not to be unreasonably withheld, conditioned or delayed), may prevent us from making certain acquisitions or taking certain other specified actions during the pendency of the merger; and

•
our management team will have devoted substantial commitments of time and resources to matters relating to the merger (including integration planning), and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to us as an independent financial institution.

In addition to the above risks, if the Merger Agreement is terminated and our board of directors seeks another merger or business combination, the market price of our common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration Pinnacle has agreed to provide in the merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $66.0 million to Pinnacle, which may make it more difficult for another company to acquire us, which may materially adversely affect the price of our common stock.

We will be subject to business uncertainties while the merger is pending, which could adversely affect our business.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties could cause customers and others that deal with us to seek to change their existing business relationships with us. In addition, the uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated, as employees may experience uncertainty about their roles with the combined institution following the merger.

The Merger Agreement may be terminated in accordance with its terms and the merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: the approval of the merger proposal by our and Pinnacle’s shareholders; the receipt of authorization for listing on the Nasdaq Global Select Market of the shares of Pinnacle’s common stock to be issued in the merger; the receipt of all required regulatory approvals; the effectiveness of the registration statement on Form S-4 for the shares of Pinnacle’s common stock to be issued in the merger; the absence of any order, injunction or other legal restraint preventing the completion of the merger or making the merger illegal; subject to certain exceptions, the accuracy of representations and warranties under the Merger Agreement; our and Pinnacle’s performance of our and their respective obligations under the Merger Agreement in all material respects and each of our and Pinnacle’s receipt of a tax opinion to the effect that the merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.

In addition, if the merger is not completed by January 22, 2018, either we or Pinnacle may choose not to proceed with the merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval. In addition, we and Pinnacle may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $66.0 million to Pinnacle.

Because the market price of Pinnacle common stock may fluctuate, our shareholders cannot be certain of the precise value of the stock portion of the merger consideration they may receive in the merger.

At the time the merger is completed, each issued and outstanding share of our common stock (other than shares held by us or Pinnacle (with certain limited exceptions), and shares held on account of debts previously contracted) will be converted into the right to receive consideration in the form of a combination of Pinnacle common stock and cash.

There will be a time lapse between each of the date of the proxy statement/prospectus, the date on which our shareholders vote to approve the Merger Agreement and the date on which our shareholders entitled to receive shares of Pinnacle common stock actually receive such shares. The market value of Pinnacle common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in Pinnacle’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and Pinnacle’s control. Consequently, at the time our shareholders must decide whether to approve the Merger Agreement, they will not know the actual market value of the shares of Pinnacle common stock they will receive when the merger is completed. The actual value of the shares of Pinnacle common stock received by our shareholders will depend on the market value of shares of Pinnacle common stock. This market value may be less or more than the value used to determine the exchange ratio determined stated in the Merger Agreement.

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

At December 31, 2016, $2.71 billion, or 49.6%, of our loan portfolio consisted of non-farm and nonresidential property loans, multi-family residential property loans, and land acquisition, development and construction loans. These loans comprise 338.9% of the Company's capital, while acquisition, development and construction loans comprise 84.9% of the Company's capital. Given their larger balances and the complexity of the underlying collateral, commercial real estate and construction loans generally expose a lender to greater credit risk than residential mortgage loans. These loans also have greater credit risk than residential real estate for the following reasons:

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

If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

Unlike larger organizations that are more geographically diversified, our banking offices are primarily concentrated in select markets in North Carolina, South Carolina, and Virginia. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

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

As of December 31, 2016, we had $260.7 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

We are subject to industry competition which may have an impact upon our success, and the announcement of our proposed merger with Pinnacle may intensify this competition.

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

We also face the risk that our competitors may seek to use the proposed merger with Pinnacle to target our customers. In addition, as Pinnacle will be a significantly larger institution following completion of the proposed merger, the combined institution may face competition from larger institutions that were not our direct competitors prior to the merger.

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

Our operating results and ability to adequately manage our growth and minimize loan losses is highly dependent on the services, managerial abilities and performance of our current executive officers and other key personnel. We have an experienced management team that our board of directors believes is capable of managing and growing the Company. Losses of or changes in our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect our financial condition, results of operations and liquidity. Additionally, our ability to retain our current executive officers and other key personnel may be further impacted by existing and proposed legislation and regulations affecting the financial services industry. There can be no assurance that we will be successful in retaining our current executive officers or other key personnel. We also may experience increased levels of departure of key personnel as a result of the proposed merger with Pinnacle.

We may need to rely on the financial markets to provide needed capital.

Our common stock is listed and traded on The Nasdaq Capital Market under the symbol “BNCN”. Although we anticipate that our capital resources will be adequate for the foreseeable future to meet our capital requirements, at times we may depend on the liquidity of the Nasdaq market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, we may be constrained in raising capital. Downgrades in the opinions of the analysts that follow us may cause our stock price to fall and significantly limit our ability to access the markets for additional capital requirements. Should these risks materialize, our ability to further expand our operations through internal growth or acquisition may be limited.

Future expansion involves risks.

Although the acquisition of other financial institutions or assets is not anticipated during the pendency of the proposed merger with Pinnacle and we may not undertake certain such acquisitions without Pinnacle’s consent, our acquisition of other financial institutions or parts of those institutions, including our recent acquisition of other financial institutions, involves a number of risks, including the risks that:

•	we or the combined institution may not be able to realize all of, or it may take longer than expected to realize, the anticipated benefits or cost savings of acquisitions;

•
the institutions we acquire may have distressed assets or unknown or contingent liabilities, and there can be no assurance that we will be able to realize the value we predict from those assets or that we will make sufficient provisions or have sufficient capital for future losses;

•
we or the combined institution may be required to take write-downs or write-offs, restructurings and impairment, or other charges related to the institutions we acquire that could have a significant negative effect on our financial condition and results of operations;

•
our announcement of additional transactions prior to the completion of an acquisition could result in a delay in obtaining regulatory or shareholder approval for the acquisition, which could have the effect of limiting our ability to fully realize the expected financial benefits from the transaction;

•	we may not be able to obtain regulatory approval for an acquisition;

•
we have entered new markets where the combined institution lacks local experience or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;

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

Consumers may decide not to use us to complete their financial transactions.

Technology and other changes are allowing parties to complete, through alternative methods, financial transactions that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as local bank deposits in brokerage accounts, mutual funds with an internet-only bank, or with virtually any bank in the country through on-line banking. Consumers can also complete transactions such as purchasing goods and services, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower-cost deposits as a source of funds could have an adverse effect on our financial condition, results of operations and liquidity. In addition, consumers who prefer doing business with local or community banks may decide to conduct their banking business with other institutions.

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

Hurricanes or other adverse weather events could disrupt our operations or negatively affect economic conditions in the markets we serve, which could have an adverse effect on our business or results of operations.

The markets we serve in the southeastern United States are susceptible to natural disasters, such as hurricanes, tropical storms, other severe weather events and related flooding and wind damage. These natural disasters could negatively impact regional economic conditions, cause a decline in the value of mortgage properties or the destruction of mortgaged properties, cause an increase in the risk of delinquencies, foreclosures or losses on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. We cannot predict with certainty whether or to what extent damage that may be caused by severe weather events will affect our operations or assets or the economies in our current or future market areas.

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

If the Merger Agreement is terminated, the market price of our common stock could decline significantly. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

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

As of December 31, 2016, the Company had $70.6 million of subordinated notes outstanding and $50.5 million in junior subordinated debentures outstanding that were issued by the Company's wholly-owned subsidiaries - BNC Bancorp Capital Trust I, BNC Bancorp Capital Trust II, BNC Bancorp Capital Trust III, BNC Bancorp Capital Trust IV, Valley Financial (VA) Statutory Trust I, Valley Financial (VA) Statutory Trust II, Valley Financial (VA) Statutory Trust III, and Southcoast Capital Trust III. The subordinated notes and the junior subordinated debentures are senior to the Company's shares of common stock. As a result, the Company must make payments on the subordinated notes and the junior subordinated debentures before any dividends can be paid on its common stock and, in the event of the Company's bankruptcy, dissolution, or liquidation, the holders of the subordinated notes and junior subordinated debentures must be satisfied before any distributions can be made to the holders of the common stock. The Company's ability to pay future distributions depends upon the earnings of BNC and the issuance of dividends from BNC to the Company, which may be inadequate to service the obligations.

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

The Company’s executive office is located in High Point, North Carolina. The Company's administrative headquarters is located in Thomasville, North Carolina. The Company operates 76 full service banking offices, with 41 located in various markets in North Carolina, 26 in various markets in South Carolina and nine in the Roanoke, Virginia area. In addition, the Company has four limited service offices, four mortgages offices, and various other warehouse and administrative locations. The Company owns 78 facilities, including 50 full service banking offices, while the remaining facilities are subject to leases, each of which we consider reasonable and appropriate for the respective location. The Company makes portions of certain other facilities available for lease to third parties, although such incidental leasing activity is not material to the Company’s overall operations.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “BNCN”. The high and low closing sale prices, which represent actual transactions as quoted on the NASDAQ Capital Market, of the Company’s common stock, as well as per share dividends declared by the Company, for each quarterly period in 2016 and 2015 are presented below.

		Market Price
		High	Low	Cash Dividends Declared per Share
2016	1st Quarter	$25.33	$19.45	$0.05
	2nd Quarter	24.13	20.55	0.05
	3rd Quarter	25.43	21.90	0.05
	4th Quarter	33.05	23.65	0.05

2015	1st Quarter	$18.24	$15.52	$0.05
	2nd Quarter	19.48	17.67	0.05
	3rd Quarter	23.32	18.92	0.05
	4th Quarter	26.29	21.52	0.05

As of February 23, 2017, we had approximately 3,763 shareholders of record not including persons or entities whose stock is held in nominee or “street” name and by various banks and brokerage firms.

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

We made no purchases, nor did any of our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) make any purchases, of our common stock during the three months ended December 31, 2016.

Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compares the cumulative total return on our common stock over a measurement period beginning December 31, 2011 with (i) the cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) Composite Index; (ii) the cumulative total return of the Standard & Poor's ("S&P") 500; (iii) the cumulative return on the stocks included in the SNL U.S. Bank Index; and (iv) the cumulative total return on the stocks included in the SNL Southeast U.S. Bank Index. All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

The stock performance graph assumes $100.00 was invested December 31, 2011. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.     SELECTED FINANCIAL DATA

Table 1
Selected Financial Data

	At/Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:	(Dollars in thousands, except per share and non-financial information, shares in thousands)
Total interest income	$249,185	$198,486	$158,142	$138,670	$113,515
Total interest expense	36,021	26,684	19,926	30,063	32,891
Net interest income	213,164	171,802	138,216	108,607	80,624
Provision for loan losses	4,665	1,896	7,006	12,188	22,737
Net interest income after provision for loan losses	208,499	169,906	131,210	96,419	57,887
Non-interest income	38,484	32,448	25,022	22,806	33,138
Non-interest expense	157,126	139,155	116,477	97,933	82,272
Income before income tax expense (benefit)	89,857	63,199	39,755	21,292	8,753
Income tax expense (benefit)	26,944	18,749	10,365	4,045	(1,700)
Net income	62,913	44,450	29,390	17,247	10,453
Less preferred stock dividends and discount accretion	—	—	—	1,060	2,404
Net income available to common shareholders	$62,913	$44,450	$29,390	$16,187	$8,049

Per Common Share Data:
Basic earnings per share	$1.40	$1.25	$1.01	$0.61	$0.48
Diluted earnings per share	1.39	1.24	1.01	0.61	0.48
Cash dividends declared	0.20	0.20	0.20	0.20	0.20
Book value	17.29	14.52	11.98	9.94	9.51
Tangible common book value (1)	12.29	10.77	9.41	8.66	8.20
Weighted average shares outstanding:
Basic	45,096	35,691	29,050	26,683	17,595
Diluted	45,185	35,782	29,152	26,714	17,599
Year-end common shares outstanding	52,177	40,773	32,599	27,303	24,650

Selected Year-End Balance Sheet Data:
Total assets	$7,401,691	$5,666,956	$4,072,508	$3,229,576	$3,083,788
Investment securities available-for-sale	579,124	490,140	269,290	270,417	341,539
Investment securities held-to-maturity	317,662	244,417	237,092	247,378	114,805
Portfolio loans	5,455,710	4,199,871	3,075,098	2,276,517	2,035,258
Allowance for loan losses	37,501	31,647	30,399	32,875	40,292
Goodwill and other intangible assets, net	260,680	152,985	83,701	34,966	32,193
Deposits	6,082,977	4,742,207	3,396,397	2,706,730	2,656,309
Short-term borrowings	168,304	103,212	127,934	125,592	32,382
Long-term debt	201,648	188,351	133,814	101,509	88,173
Shareholders' equity	901,882	592,147	390,388	271,330	282,244

Selected Average Balances:
Total assets	$6,311,531	$4,720,107	$3,561,719	$3,009,367	$2,544,718
Investment securities	801,256	574,951	495,251	483,984	353,040
Total loans	4,737,387	3,639,890	2,633,829	2,139,281	1,813,899
Total interest-earning assets	5,689,651	4,278,267	3,202,958	2,696,475	2,244,423
Interest-bearing deposits	4,359,322	3,292,226	2,579,633	2,236,046	2,002,595
Total interest-bearing liabilities	4,652,536	3,572,103	2,783,555	2,429,817	2,126,818
Shareholders' equity	714,293	466,881	323,183	269,123	212,955

Selected Performance Ratios:
Return on average assets (2)	1.00%	0.94%	0.83%	0.54%	0.32%
Return on average common equity (3)	8.81%	9.52%	9.09%	6.28%	5.11%
Return on average tangible common equity (4)	12.59%	13.40%	11.51%	7.50%	6.57%
Net interest margin (5)	3.89%	4.19%	4.56%	4.29%	3.85%
Average equity to average assets	11.32%	9.89%	9.07%	8.94%	8.37%
Efficiency ratio (6)	60.47%	65.70%	68.12%	70.67%	68.85%
Dividend payout ratio	14.39%	16.13%	19.80%	32.79%	41.67%

Asset Quality Ratios:
Allowance for loan losses to portfolio loans (7)	0.69%	0.75%	0.99%	1.44%	1.98%
Allowance for loan losses on originated loans to originated portfolio loans	0.95%	1.05%	1.25%	1.57%	1.74%
Allowance for loan losses to nonperforming loans (8)	254.23%	169.13%	122.95%	80.46%	58.04%
Nonperforming assets to total assets (9)	0.56%	0.90%	1.65%	2.74%	3.93%
Net loan (recoveries) charge-offs to average portfolio loans	(0.02)%	(0.01)%	0.30%	0.98%	1.74%

Capital Ratios (10):
Total risk-based capital	13.03%	12.19%	12.49%	11.57%	13.80%
Tier 1 risk-based capital	11.28%	10.05%	9.71%	10.33%	12.67%
Leverage ratio	10.03%	9.01%	8.41%	8.12%	9.65%
CET1	10.54%	9.32%	N/A	N/A	N/A

Other Data:
Number of full-service banking offices	76	62	48	39	35
Number of limited service offices	4	4	3	3	1
Number of full-time employee equivalents	1,040	850	823	620	541

(1)
Tangible common book value per share is a non-GAAP financial measure that we believe is useful for investors, management and others to evaluate financial performance and capital adequacy relative to other financial institutions and prior periods. Although this non-GAAP financial measure is frequently used by stakeholders in the evaluation of a company, it has limitations as an analytical tool and should not be considered in isolation or as a substitute. See Table 2 for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

(2)	Calculated by dividing net income available to common shareholders by average assets.

(3)	Calculated by dividing net income available to common shareholders by average common equity.

(4)
Return on average tangible common equity is a non-GAAP financial measure that we believe is useful for investors, management and others to evaluate operating performance and financial condition relative to other financial institutions and prior periods. Although this non-GAAP financial measure is frequently used by stakeholders in the evaluation of a company, it has limitations as an analytical tool and should not be considered in isolation or as a substitute. See Table 2 for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

(5)
Calculated by dividing tax equivalent net interest income by average interest-earning assets. The tax equivalent adjustment was $8.2 million, $7.6 million, $7.7 million, $7.2 million and $5.7 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(6)	Calculated by dividing non-interest expense by the sum of the tax equivalent net interest income and non-interest income.

(7)	Includes loans covered under loss-share agreements of $0, $40.9 million, $137.5 million, $187.7 million, and $248.9 million at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

(8)
Nonperforming loans consist of nonaccrual loans and accruing loans greater than 90 days past due. Includes nonperforming loans covered under loss-share agreements of $0, $4.0 million, $11.1 million, $23.7 million, and $47.0 million at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

(9)
Nonperforming assets consist of nonperforming loans and other real estate owned ("OREO"). Includes nonperforming loans and OREO covered under loss-share agreements of $0, $5.6 million, $18.3 million, $42.5 million, and $70.1 million at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

(10)	Capital ratios are for the Company.

Management’s computation of the Company’s non-GAAP tangible common book value per share and non-GAAP return on average tangible common equity are included herein because management believes it may be useful for investors to have access to the same analytical tools used by management so that investors may assess the Company’s overall financial health and identify business and performance trends that may be more difficult to identify and evaluate when noncore items are included and to assess the relative strength of the Company's capital position. Management also believes that the computation of such non-GAAP financial measures may facilitate the comparison of the Company to other companies in the financial services industry.
We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition and results of operations computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP. The Company’s non-GAAP tangible common book value per share and non-GAAP return on average tangible common equity set forth are not necessarily comparable to non-GAAP information which may be presented by other companies. An item which management excludes when computing non-GAAP financial measures can be of substantial importance to the Company’s results for any particular quarter or year. The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:
Table 2
Reconciliation of Non-GAAP Financial Measures

	At/Year Ended December 31,
	2016	2015	2014	2013	2012
Tangible Common Book Value per Share:	(Dollars in thousands, except per share data, shares in thousands)
Shareholders' equity (GAAP)	$901,882	$592,147	$390,388	$271,330	$282,244
Less: Preferred stock	—	—	—	—	47,878
Intangible assets	260,680	152,985	83,701	34,966	32,193
Tangible common shareholders' equity (non-GAAP)	641,202	439,162	306,687	236,364	202,173
Common shares outstanding	52,177	40,773	32,599	27,303	24,650
Tangible common book value per share (non-GAAP)	$12.29	$10.77	$9.41	$8.66	$8.20

Return on Average Tangible Common Equity:
Net income available to common shareholders (GAAP)	$62,913	$44,450	$29,390	$16,187	$8,049
Plus: Amortization of intangibles, net of tax	3,092	2,498	1,474	723	348
Tangible net income available to common shareholders (non-GAAP)	66,005	46,948	30,864	16,910	8,397
Average common shareholders' equity	714,293	466,881	323,183	257,678	157,471
Less: Average intangible assets	190,128	116,548	55,026	32,361	29,581
Average tangible common shareholders' equity (non-GAAP)	524,165	350,333	268,157	225,317	127,890
Return on average tangible common equity (non-GAAP)	12.59%	13.40%	11.51%	7.50%	6.57%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and notes and the selected financial data presented elsewhere in this report.
The detailed financial discussion that follows focuses on 2016 results compared to 2015. Discussion of 2015 results compared to 2014 is predominantly discussed in section “2015 Compared to 2014.”

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

On January 22, 2017, the Company entered into the Merger Agreement with Pinnacle, pursuant to which the Company will merge with and into Pinnacle and the Bank will merge with and into Pinnacle’s wholly-owned bank subsidiary, Pinnacle Bank. The transaction is expected to close during the third quarter of 2017, subject to shareholder and regulatory approval and other customary closing conditions.

Some of the Company's highlights for fiscal year 2016 were as follows:

•
Net income totaled $62.9 million, or $1.39 per diluted share, compared to $44.5 million, or $1.24 per diluted share, for 2015 (per share results were impacted by the acquisitions of Southcoast and High Point and the public stock offering detailed below);

•	Originated loans increased $924.5 million, or 34.0%, between December 31, 2015 and 2016;

•	Total deposits increased $1.34 billion, or 28.3%, between December 31, 2015 and 2016;

•	Total assets increased $1.73 billion, or 30.6%, between December 31, 2015 and 2016;

•	Return on average assets of 1.00% for 2016, compared to 0.94% for 2015;

•	Common book value per share of $17.29 at December 31, 2016, compared to $14.52 per share at December 31, 2015;

•	Total nonperforming assets of $41.2 million at December 31, 2016, a decrease of 19.6% as compared to $51.3 million at December 31, 2015;

•	Nonperforming assets to total assets ratio of 0.56% at December 31, 2016, as compared to 0.90% at December 31, 2015;

•	Completed acquisition and conversion of Southcoast and High Point;

◦	Acquisition of Southcoast expanded the Company’s presence in the Charleston, South Carolina market.

◦	Acquisition of High Point expanded the Company’s presence in the Piedmont Triad area of North Carolina.

•	Completed public offering of 2.9 million shares of voting common stock; and

◦	Net proceeds of approximately $59.8 million after underwriting discount and expenses.

•	Terminated all loss-sharing arrangements with the FDIC.

◦	Received net payment of $2.1 million and recorded an immaterial gain.

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

The Company conducted its annual impairment testing as of June 30, 2016 utilizing a qualitative assessment. At the time of the goodwill impairment test, the Company had two reporting units and all goodwill was allocated to the banking operations reporting unit. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Company and the banking operations reporting unit (both current and projected), continued acquisition activity, continued levels of organic growth and changes in the composition or carrying amount of net assets. In addition, management considered the significant increases in both the Company’s common stock price and in the overall bank common stock index (based on the SNL Southeast United States Bank Index), as well as the Company’s improving earnings trend over the past two years. Based on these assessments, management concluded that the 2016 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for the banking operations reporting unit. Therefore, a step one quantitative analysis was not required.

There were no impairment charges recorded in the years ended December 31, 2016, 2015, and 2014, respectively. See Note 6, “Goodwill and Other Intangible Assets” to the accompanying Consolidated Financial Statements contained in Item 8 for further details.

Valuation of Assets Acquired in Business Combinations

We account for acquisitions under FASB Accounting Standards Codification Topic 805, Business Combinations ("ASC Topic 805"), which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

Net interest income for the year ended December 31, 2016 was $221.4 million, an increase of 23.4% from $179.4 million for the year ended December 31, 2015. The increase was primarily driven by a $1.41 billion increase in average interest-earning assets, primarily due to the acquisitions of Southcoast and High Point, respectively, as well as continued organic loan growth in our markets. The Company also continued its efforts to increase its on-balance sheet liquidity position, which led to an increase in average investment securities and interest-bearing deposits at other financial institutions of $226.3 million and $87.6 million, respectively.

Net interest margin was 3.89% for the year ended December 31, 2016, a decrease of 30 basis points from 4.19% for the year ended December 31, 2015. The Company’s average yield on interest-earning assets for the year ended December 31, 2016 was 4.52%, a decrease of 30 basis points from 4.82% for the year ended December 31, 2015. The decrease was primarily due to a decrease in the yield earned on portfolio loans, which was 4.69% for the year ended December 31, 2016, as compared to 4.92% for the year ended December 31, 2015. The decrease in yield on portfolio loans was due to continued pricing pressure on new and renewed portfolio loans. The Company recorded accretion income on the acquired loan portfolio of $22.5 million for the year ended December 31, 2016, an increase of 9.5% compared to $20.5 million of accretion earned during the year ended December 31, 2015. The average yield earned on the investment securities portfolio for the year ended December 31, 2016 was 4.27%, a decrease of 38 basis points from 4.65% earned for the year ended December 31, 2015. This decrease was due to the purchase of new investment securities that have a lower yield than the current portfolio.

Average interest-bearing liabilities were $4.65 billion for the year ended December 31, 2016, an increase of $1.08 billion compared to $3.57 billion for the year ended December 31, 2015. The increase was primarily attributable to growth in interest-bearing deposits, which increased by $1.07 billion during fiscal year 2016 from both acquisitions and organic growth in our markets. The Company’s average cost of interest-bearing liabilities was 0.77% for the year ended December 31, 2016, a slight increase compared to 0.75% for the year ended December 31, 2015.

The following table details the major components of net interest income and the related yields and rates:

Table 3
Average Balance and Net Interest Income (FTE)

	Year Ended December 31,
	2016			2015			2014
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest-earning assets:	(Dollars in thousands)
Loans and leases (1)	$4,699,537	$220,635	4.69%	$3,606,518	$177,454	4.92%	$2,612,339	$139,274	5.33%
Loans held for sale	37,850	1,461	3.86%	33,372	1,272	3.81%	21,490	750	3.49%
Investment securities, taxable	408,564	12,093	2.96%	217,033	6,338	2.92%	121,525	4,385	3.61%
Investment securities, tax-exempt (2)	392,692	22,156	5.64%	357,918	20,424	5.71%	373,726	20,938	5.60%
Interest-earning balances and other	151,008	1,038	0.69%	63,426	555	0.88%	73,878	542	7.30%
Total interest-earning assets	5,689,651	257,383	4.52%	4,278,267	206,043	4.82%	3,202,958	165,889	5.18%
Other assets	621,880			441,840			358,761
Total assets	$6,311,531			$4,720,107			$3,561,719
Interest-bearing liabilities:
Demand deposits	$2,538,323	14,421	0.57%	$1,742,303	7,997	0.46%	$1,337,274	5,602	0.42%
Savings deposits	205,692	309	0.15%	158,738	246	0.15%	123,414	257	0.21%
Time deposits	1,615,307	13,769	0.85%	1,391,185	12,204	0.88%	1,118,945	9,280	0.83%
Borrowings	293,214	7,522	2.57%	279,877	6,237	2.23%	203,922	4,787	2.35%
Total interest-bearing liabilities	4,652,536	36,021	0.77%	3,572,103	26,684	0.75%	2,783,555	19,926	0.72%
Non-interest-bearing deposits	892,271			653,999			432,181
Other liabilities	52,431			27,124			22,800
Shareholders' equity	714,293			466,881			323,183
Total liabilities and shareholder's equity	$6,311,531			$4,720,107			$3,561,719
Net interest income and interest rate spread		$221,362	3.75%		$179,359	4.07%		$145,963	4.46%
Net interest margin			3.89%			4.19%			4.56%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The taxable-equivalent adjustment was $8.2 million, $7.6 million, and $7.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The following table details the variances in net interest income caused by changes in interest rates and changes in volumes:

Table 4
Volume and Rate Variance Analysis (FTE)

	2016 vs. 2015			2015 vs. 2014
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:	(Dollars in thousands)
Loans and leases	$52,733	$(9,552)	$43,181	$50,960	$(12,780)	$38,180
Loans held for sale	171	18	189	434	88	522
Investment securities, taxable	5,630	125	5,755	3,118	(1,165)	1,953
Investment securities, tax-exempt (1)	1,995	(263)	1,732	(894)	380	(514)
Interest-earning balances and other	687	(204)	483	(84)	97	13
Total interest income	61,216	(9,876)	51,340	53,534	(13,380)	40,154

Interest expense:
Deposits:
Demand deposits	4,070	2,354	6,424	1,778	617	2,395
Savings deposits	63	—	63	64	(75)	(11)
Time deposits	2,016	(451)	1,565	2,323	601	2,924
Borrowings	311	974	1,285	1,738	(288)	1,450
Total interest expense	6,460	2,877	9,337	5,903	855	6,758
Net interest income increase (decrease)	$54,756	$(12,753)	$42,003	$47,631	$(14,235)	$33,396

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

The Company recorded a provision for loan losses of $4.7 million for the year ended December 31, 2016, an increase compared to $1.9 million recorded for the year ended December 31, 2015. The provision for loan losses recorded during the year ended December 31, 2016 included $5.3 million for originated loans and $(0.6) million for acquired loans, as compared to $2.3 million of provision for originated loans and $(0.4) million for acquired loans recorded during the year ended December 31, 2015. The additional provision recorded for originated loans was a direct result of the increase in loan originations during fiscal year 2016.

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

Non-Interest Income

Table 5
Non-Interest Income

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Mortgage lending income	$11,316	$10,533	$7,689
Service charges	10,324	8,079	6,105
Earnings on bank-owned life insurance	4,532	2,766	2,382
Gain (loss) on sale of investment securities, net	5	884	(511)
Other	12,307	10,186	9,357
Total non-interest income	$38,484	$32,448	$25,022

Mortgage lending income was $11.3 million for the year ended December 31, 2016, an increase compared to $10.5 million earned during the year ended December 31, 2015. The increase in mortgage lending was primarily driven by a strong mortgage pipeline and increases in net premiums received from the sale of loans in the secondary market. During the year ended December 31, 2016, the Company sold $343.9 million of mortgage loans in the secondary market, compared with $347.9 million sold during the year ended December 31, 2015.

Income from service charges was $10.3 million for the year ended December 31, 2016, an increase of 27.8% from $8.1 million earned during the year ended December 31, 2015. The increase was directly due to the increase in deposits and volume of transactions from the Company's recent acquisitions and organic growth.

Other non-interest income for the year ended December 31, 2016 was $12.3 million, an increase compared to $10.2 million earned during the year ended December 31, 2015. Many of the non-interest income sources, such as income from recoveries on acquired loans and income derived from our investment brokerage services, are volatile and can vary significantly from period to period. Income generated from the sale of the guaranteed-portion of SBA loans was $3.2 million for the year ended December 31, 2016, an increase of 76.2% from $1.8 million for the year ended December 31, 2015, as the Company continues to place emphasis on expanding this business. The Company also recorded $0.6 million in trust services revenue during fiscal year 2016. The trust services business was acquired as part of the acquisition of High Point during the fourth quarter of 2016.

Non-Interest Expense

Table 6
Non-Interest Expense

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$86,168	$72,519	$62,232
Occupancy	13,565	11,802	9,153
Furniture and equipment	8,675	7,308	6,450
Data processing and supplies	6,572	5,019	4,007
Advertising and business development	3,156	2,635	2,666
Insurance, professional and other services	10,838	11,082	9,061
FDIC insurance assessments	4,111	3,144	2,932
Loan, foreclosure and other real estate owned	5,041	9,852	8,945
Other	19,000	15,794	11,031
Total non-interest expense	$157,126	$139,155	$116,477

Non-interest expense for the year ended December 31, 2016 included $16.9 million of transaction-related expenses, compared to $13.3 million for the year ended December 31, 2015. Excluding these transaction-related expenses, the overall increase in non-interest expense for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was directly attributable to increased headcount and facilities charges from our acquisitions of High Point and Southcoast, respectively, as well as the full year impact of additional facilities and headcount obtained from the acquisitions of Valley and the Certus branches, respectively, during 2015.

Other non-interest expenses totaled $19.0 million for the year ended December 31, 2016, an increase compared to $15.8 million for the year ended December 31, 2015. The increase was primarily due to increased amortization expense on acquired intangible assets and miscellaneous additional increases due to the Company's growth.

Loan, foreclosure and other real estate owned ("OREO") expenses include foreclosure and carrying costs and realized losses and write-downs of foreclosed properties. Realized losses and valuation adjustments on foreclosed property totaled $0.5 million for the year ended December 31, 2016, compared to $5.2 million for the year ended December 31, 2015. This decrease was primarily due to improved real estate prices in our metropolitan markets during 2016, as well as the Company's initiation, during fiscal year 2015, of an aggressive disposition strategy of writing down targeted OREO in order to sell these properties.

Income Taxes

Income tax expense was $26.9 million for the year ended December 31, 2016, an increase of 43.7% from $18.7 million for the year ended December 31, 2015. We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance, which can significantly impact our effective income tax rate. The effective income tax rate for the year ended December 31, 2016 was 30.0%, compared to an effective tax rate of 29.7% for the year ended December 31, 2015. This increase was primarily due to an increase in our level of taxable income relative to non-taxable income, which was slightly offset by the income tax benefits realized from the adoption of ASU 2016-09.

Additional information regarding the adoption of ASU 2016-09 is included in Note 1, “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements contained in Item 8.

Analysis of Financial Condition

Investment Securities

Our investment securities portfolio, which is structured with minimum credit exposure, is intended to provide us with adequate liquidity, flexibility in asset/liability management, and a source of stable income. Investment securities classified as available-for-sale are carried at fair value in the consolidated balance sheet, while investment securities classified as held-to-maturity are shown at amortized cost in the consolidated balance sheet.

The following table presents the composition of our investment securities portfolio:

Table 7
Composition of Investment Securities Portfolio

	At December 31,
	2016	2015	2014
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government agencies	$25,394	$12,327	$17,888
State and municipals	208,705	180,618	188,935
Corporate debt securities	50,838	47,703	13,615
Asset-backed debt securities	163,751	138,747	12,566
Equity securities	15,535	11,273	5,909
Residential government-sponsored mortgage-backed securities	113,949	97,777	28,274
Other government-sponsored mortgage-backed securities	952	1,695	2,103
Total investment securities available-for-sale	579,124	490,140	269,290

Investment securities held-to-maturity:
State and municipals	295,573	228,417	213,092
Corporate debt securities	22,089	16,000	14,000
Asset-backed debt securities	—	—	10,000
Total investment securities held-to-maturity	317,662	244,417	237,092
Total investment securities	$896,786	$734,557	$506,382

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

Our investment securities portfolio included gross unrealized gains of $9.1 million and gross unrealized losses of $13.2 million at December 31, 2016, compared to gross unrealized gains of $18.6 million and gross unrealized losses of $5.1 million at December 31, 2015. At December 31, 2016, the Company changed the methodology for pricing its investment securities portfolio to solely use observable transactions of comparable securities. Previously, investment securities were valued based on a range of observable market inputs, which included benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers and reference data obtained from market research publications. This change in valuation methodology reduced the fair value of the investment securities portfolio by approximately $5.3 million. Management believes that all of its unrealized losses on individual investment securities at December 31, 2016 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

Table 8
Investment Securities Portfolio by Expected Maturities (1)

	Available-for-Sale (2)		Held-to-Maturity
	Fair Value	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government agencies:	(Dollars in thousands)
Due after five through ten years	$4,477	2.61%	$—	—
Due after ten years	20,917	2.63%	—	—
	25,394	2.63%	—	—
State and municipals - Tax Exempt (3):
Due within one year	7,618	5.12%	7,847	5.44%
Due after one year through five years	91,390	4.85%	79,603	4.56%
Due after five through ten years	14,211	4.68%	10,740	4.61%
Due after ten years	95,486	6.54%	165,795	5.38%
	208,705	5.62%	263,985	5.10%
State and municipals - Taxable
Due after one year through five years	—	—	1,205	2.80%
Due after five through ten years	—	—	2,543	3.78%
Due after ten years	—	—	27,840	5.37%
	—	—	31,588	5.14%
Corporate debt securities:
Due after one year through five years	15,060	2.52%	9,000	5.22%
Due after five through ten years	9,408	5.60%	13,089	6.87%
Due after ten years	26,370	3.75%	—	—
	50,838	3.73%	22,089	6.20%
Asset backed securities:
Due after one year through five years	1	6.02%	—	—
Due after five through ten years	39,687	2.71%	—	—
Due after ten years	124,063	2.38%	—	—
	163,751	2.46%	—	—
Mortgage-backed securities:
Due within one year	6	4.10%
Due after one year through five years	164	6.11%	—	—
Due after five through ten years	16,566	1.90%	—	—
Due after ten years	98,165	2.19%	—	—
	114,901	2.15%	—	—
Equity securities	15,535	—	—	—
Total investment securities	$579,124	3.69%	$317,662	5.18%

(1)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2)	Yields for available-for-sale securities are calculated based on the amortized cost of the securities.

(3)	Yields on tax-exempt investment securities are calculated on a taxable-equivalent basis using an income tax rate of 34%.

At December 31, 2016, our investment securities portfolio included 501 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The Company continually assesses the risk of credit default for the municipal bond portfolio and believes the portfolio has a low risk of credit default. The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions at December 31, 2016:

Table 9
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
	(Dollars in thousands)
General obligation bonds:
Texas	$135,773	$136,051
North Carolina	35,265	34,940
Pennsylvania	31,709	30,372
Washington	29,302	29,477
Ohio	28,138	28,481
South Carolina	19,914	18,245
Other (22 states)	107,651	107,237
Total general obligation bonds	387,752	384,803
Revenue bonds:
North Carolina	32,839	32,985
Indiana	16,758	17,117
Florida	11,049	11,174
Pennsylvania	7,417	7,026
Texas	7,208	7,371
South Carolina	6,537	6,751
Washington	6,472	6,483
Other (12 states)	25,029	25,117
Total revenue bonds	113,309	114,024
Total obligations of state and political subdivisions	$501,061	$498,827

Our largest exposure in general obligation bonds was 83 bonds issued by various school districts in Texas with a total amortized cost basis of $95.4 million and total fair value of $96.2 million at December 31, 2016. Of this total, $78.0 million in amortized cost and $78.4 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

Our investments in revenue bonds at December 31, 2016 are summarized in the following table:

Table 10
Revenue Bonds by Source

	Amortized Cost	Fair Value
	(Dollars in thousands)
Water and sewer	$23,960	$23,772
College and university	19,861	19,910
Health, hospitality and nursing home	19,758	20,279
Power and electricity	7,591	7,663
Lease (abatement)	7,020	7,359
Other	35,119	35,041
Total revenue bonds	$113,309	$114,024

Our largest individual exposures in revenue bonds at December 31, 2016 were three bonds to be repaid by future pledged water and sewer revenue and seven bonds to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $15.3 million and the total fair value was $15.6 million at December 31, 2016.

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

Our evaluation of investments in state and political subdivisions at December 31, 2016 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by nationally recognized credit ratings agencies.

The Company's investment securities portfolio also includes 39 asset-backed securities, which are collateralizations of student loan pools, securitizations of cash flows derived from single family rental properties, and collateralized loan obligations, which are pools of non-investment grade corporate loans. Our investments in asset-backed securities at December 31, 2016 are summarized in the following table:

Table 11
Asset-Backed Securities

	Amortized Cost	Fair Value
	(Dollars in thousands)
Collateralized by pools of single family residential rental income	$97,323	$96,894
Collateralized loan obligations	62,335	62,506
Collateralized by pools of student loans	4,839	4,351
Total asset-backed securities	$164,497	$163,751

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

Our evaluation of investments in asset-backed securities at December 31, 2016 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by nationally recognized credit ratings agencies.

Loans

Total portfolio loans were $5.46 billion at December 31, 2016, an increase of $1.26 billion from $4.20 billion at December 31, 2015. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Table 12
Loan Portfolio Composition

	December 31,
	2016		2015
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate - non-owner occupied	$1,812,601	33.2%	$1,276,653	30.4%
Commercial real estate - owner occupied	868,438	15.9%	785,930	18.7%
Multifamily	213,184	3.9%	178,256	4.2%
Farmland	3,497	0.1%	5,176	0.1%
Total commercial real estate	2,897,720	53.1%	2,246,015	53.5%
Commercial construction	401,120	7.4%	236,683	5.6%
Acquisition and development	42,384	0.8%	17,724	0.4%
Lots and land	119,715	2.2%	110,602	2.6%
Total commercial construction	563,219	10.3%	365,009	8.7%
Commercial and industrial	501,261	9.2%	419,116	10.0%
Leases	29,529	0.5%	26,773	0.6%
Total commercial loans	3,991,729	73.2%	3,056,913	72.8%
Residential mortgage	1,325,440	24.3%	1,048,458	25.0%
Residential construction - presold	58,045	1.1%	46,551	1.1%
Residential construction - speculative	56,770	1.0%	29,470	0.7%
Consumer	23,726	0.4%	18,479	0.4%
Total consumer loans	1,463,981	26.8%	1,142,958	27.2%
Total portfolio loans (1)	$5,455,710	100.0%	$4,199,871	100.0%
(1) Amount includes $0 and $40.9 million of acquired loans covered under FDIC loss-share agreements at December 31, 2016 and 2015, respectively.

Notable contributions to the change in loan balances during the year ended December 31, 2016 were as follows:

•	Total acquired loans totaled $1.81 billion at December 31, 2016, an increase of $331.4 million from December 31, 2015 due to the acquisitions of High Point and Southcoast, respectively.

•
The commercial real estate portfolio, which consists of multi-family residential property and owner and non-owner occupied nonresidential properties, totaled $2.90 billion at December 31, 2016, an increase of $651.7 million from December 31, 2015. Excluding loans acquired in business combinations, commercial real estate loans were $2.08 billion at December 31, 2016, an increase of $501.3 million from December 31, 2015. At December 31, 2016, the largest industry group within the commercial real estate category was for office and warehouse buildings, including both investment and owner occupied locations. Office and warehouse buildings represented 32.1% of the total commercial real estate portfolio and 17.0% of total portfolio loans at December 31, 2016. The next largest industry groups within the commercial real estate category were shopping centers/retail stores and hotels/motels, which each represented 19.2% and 9.4%, respectively, of the total commercial real estate portfolio and 10.2% and 5.0%, respectively, of total portfolio loans at December 31, 2016. The remaining commercial and business lending portfolio is spread over a diverse range of industries, none of which exceed 4% of total portfolio loans.

•
The commercial construction portfolio totaled $563.2 million at December 31, 2016, an increase of $198.2 million from December 31, 2015. Excluding loans acquired in business combinations, commercial construction loans were $459.4 million at December 31, 2016, an increase of $177.8 million from December 31, 2015. This portfolio includes projects that span multiple industries and locations within our footprint, with the primary components being homebuilder loans, shopping center construction projects, and hotel/motel constructions projects. The residential home builder segment continues to experience strong demand in the metropolitan markets. The Company actively manages the inventory of pre-sold and speculative loans and believes the home builder loan portfolio is well balanced, with a focus on regional builders with strong financial performance and proven track records.

•
The commercial and industrial portfolio totaled $501.3 million at December 31, 2016, an increase of $82.1 million, or 19.6%, from December 31, 2015. Excluding loans acquired in business combinations, commercial and industrial loans were $369.3 million at December 31, 2016, an increase of $89.8 million, or 32.1%, from December 31, 2015. The Company's dedicated middle-market lending group has focused on growing this portfolio with the primary driver for growth being loans to owner-managed operating companies.

•
Residential mortgage loans totaled $1.33 billion at December 31, 2016, an increase of $277.0 million from December 31, 2015. Excluding loans acquired in business combinations, residential mortgage loans were $599.7 million at December 31, 2016, an increase of $114.8 million from December 31, 2015, which was primarily driven by growth in home equity lines of credit. At December 31, 2016, the residential mortgage portfolio was comprised of $587.6 million of fixed-rate residential real estate mortgages and $737.8 million of variable-rate residential real estate mortgages.

The following table presents the scheduled maturities of the Company's portfolio loans at December 31, 2016:

Table 13
Loan Portfolio by Contractual Maturities

	Due within one year	Due after one year but within five years	Due after five years	Total
By loan type:	(Dollars in thousands)
Commercial real estate	$267,563	$1,703,866	$926,291	$2,897,720
Commercial construction	79,976	336,696	146,547	563,219
Commercial and industrial	129,312	266,019	105,930	501,261
Leases	29,529	—	—	29,529
Residential construction	101,690	7,523	5,602	114,815
Residential mortgage	81,673	269,034	974,733	1,325,440
Consumer and other	7,362	13,048	3,316	23,726
Total portfolio loans	$697,105	$2,596,186	$2,162,419	$5,455,710

By interest rate type:
Fixed interest rate	$274,257	$1,727,973	$1,123,760	$3,125,990
Variable interest rate	422,848	868,213	1,038,659	2,329,720
Total portfolio loans	$697,105	$2,596,186	$2,162,419	$5,455,710

At December 31, 2016, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $262.3 million, which represented approximately 95% of the total second liens held by the Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15-year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding principal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At December 31, 2016, approximately 96% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria include analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either converted to conventional second mortgage loans that are fully amortizing or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.

The following table summarizes the maturity dates of our home equity lines of credit at December 31, 2016:

Table 14
Home Equity Line of Credit Maturities

(Dollars in thousands)
2017	$12,011
2018	9,717
2019	12,700
2020	13,051
2021	14,146
Thereafter	374,970
$436,595

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

Total deposits at December 31, 2016 were $6.08 billion, an increase of $1.34 billion from total deposits of $4.74 billion at December 31, 2015. The increase in deposits is primarily due to the acquisitions of Southcoast and High Point, respectively, along with our focus on organic growth in our markets. Wholesale deposits comprised 21.3% of total deposits at December 31, 2016, a decrease from 27.5% of total deposits at December 31, 2015.

The following is our average deposits and weighted-average interest rates paid thereon for the past three fiscal years:

Table 15
Average Deposits

	Year Ended December 31,
	2016		2015		2014
	Average amount	Average interest rate	Average amount	Average interest rate	Average amount	Average interest rate
	(Dollars in thousands)
Demand deposits	$2,538,323	0.57%	$1,742,303	0.46%	$1,337,274	0.42%
Savings deposits	205,692	0.15%	158,738	0.15%	123,414	0.21%
Time deposits	1,615,307	0.85%	1,391,185	0.88%	1,118,945	0.83%
Total interest-bearing deposits	4,359,322	0.65%	3,292,226	0.62%	2,579,633	0.59%
Noninterest-bearing deposits	892,271	—	653,999	—	432,181	—
Total deposits	$5,251,593	0.54%	$3,946,225	0.52%	$3,011,814	0.50%

The following is our maturities of time deposits of $100,000 or more at December 31, 2016:

Table 16
Maturities of Time Deposits of $100,000 or More

	3 months or less	Over 3 months to 6 months	Over 6 months to 12 months	Over 12 months	Total
	(Dollars in thousands)
Time deposits of $100,000 or more	$318,433	$261,269	$282,388	$294,916	$1,157,006

Time deposits of $100,000 or more represented 19.0% and 26.5% of our total deposits at December 31, 2016 and 2015, respectively.

Borrowings

The total carrying value of our borrowings was $370.0 million at December 31, 2016, an increase of $78.4 million from $291.6 million at December 31, 2015. At December 31, 2016, $168.3 million of these borrowings were classified as short-term, while the remaining $201.6 million were classified as long-term. Short-term borrowings are comprised of short-term FHLB advances, securities sold under agreements to repurchase and Federal funds purchased. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. Long-term funding is comprised of long-term FHLB advances, subordinated notes and junior subordinated debentures. The Company will prepay FHLB advances from time to time as funding needs change. See Note 10, “Borrowings” to the accompanying Consolidated Financial Statements contained in Item 8 for additional details.

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

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and OREO, totaled $41.2 million, or 0.56% of total assets, at December 31, 2016, a decrease compared to $51.3 million, or 0.90% of total assets, at December 31, 2015. Nonperforming assets that were not acquired by the Company totaled $19.9 million at December 31, 2016, compared to $22.2 million at December 31, 2015.

The following table summarizes total nonperforming assets for the past five years:

Table 17
Nonperforming Assets

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans - non-acquired	$6,647	$6,623	$8,475	$14,229	$19,585
Nonaccrual loans - acquired	7,989	12,086	16,248	26,630	49,838
OREO - non-acquired	13,109	15,588	23,989	23,348	23,668
OREO - acquired	13,380	16,973	18,542	24,258	28,245
90 days past due - non-acquired	115	—	—	—	—
90 days past due - acquired	—	3	—	—	—
Total nonperforming assets	$41,240	$51,273	$67,254	$88,465	$121,336
Total nonperforming assets - non-acquired	$19,871	$22,211	$32,464	$37,577	$43,253

Loans restructured/modified not included in above,
(not 90 days past due or on nonaccrual)	$7,693	$14,718	$13,578	$16,770	$35,889

Ratio of total nonperforming assets to total assets	0.56%	0.90%	1.65%	2.74%	3.93%
Ratio of total nonperforming loans to total portfolio loans	0.27%	0.45%	0.80%	1.79%	3.41%

Excluding acquired:
Ratio of nonperforming assets to originated loans and OREO	0.54%	0.81%	1.52%	2.17%	2.96%
Ratio of nonperforming loans to originated loans	0.19%	0.24%	0.40%	0.83%	1.36%

Total nonaccrual loans were $14.6 million at December 31, 2016, a decrease from total nonaccrual loans of $18.7 million at December 31, 2015. Nonaccrual loans that were not acquired by the Company were $6.6 million at December 31, 2016, which is consistent with the amount recorded at December 31, 2015. The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual was $1.0 million, $1.4 million, and $2.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Total OREO was $26.5 million at December 31, 2016, a decrease from total OREO of $32.6 million at December 31, 2015. OREO properties that were not acquired by the Company were $13.1 million at December 31, 2016, a decrease compared to $15.6 million at December 31, 2015. The carrying values of OREO represent the lower of the carrying amount or fair value less costs to sell. During fiscal year 2016, the Company had $6.3 million of additions to OREO, with $0.5 million coming from the acquisitions of High Point and Southcoast, respectively, and recorded net valuation adjustments of $1.3 million, a decrease from net valuation adjustments of $2.9 million for the year ended December 31, 2015.

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

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management increases allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off. The allowance is reduced by loans charged off. Management evaluates the adequacy of the allowance at least monthly. In addition, on a monthly basis our Board of Directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss allowance. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations. In addition to our history, management also considers the loss experience and allowance levels of other similar banks and the historical experience encountered by our management and senior lending officers prior to joining us. In addition, regulatory agencies, as an integral part of their examination process, periodically review allowance for loan losses and may require us to make additions for estimated losses based upon judgments different from those of management. No regulatory agency asked for a change in our allowance for loan losses during 2016 or 2015.

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

The allowance for loan losses was $37.5 million at December 31, 2016, an increase of $5.9 million from $31.6 million at December 31, 2015. The ratio of the allowance for loan losses to total portfolio loans was 0.69% and 0.75% at December 31, 2016 and 2015, respectively. The decrease in this ratio was due to the significant amount of organic loan growth during fiscal year 2016, as well as loans acquired through the acquisitions of High Point and Southcoast, respectively. Excluding loans acquired by the Company, the ratio of the allowance for loans to portfolio loans was 0.95% and 1.05% at December 31, 2016 and 2015, respectively.

The Company experienced $1.1 million in net recoveries of previously charged-off loans during the year ended December 31, 2016, an increase compared to net recoveries of $0.4 million during the year ended December 31, 2015. Gross charge-offs were $3.3 million during the year ended December 31, 2016, as compared to $5.4 million of gross charge-offs recorded during the year ended December 31, 2015.

The following table details the allocation of the allowance for loan losses for the past five years:

Table 18
Allocation of the Allowance for Loan Losses

	At December 31,
	2016		2015		2014		2013		2012
		% of total		% of total		% of total		% of total		% of total
	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)
	(Dollars in thousands)
Real estate	$24,764	66.1%	$21,672	68.5%	$21,998	72.4%	$22,482	68.4%	$26,159	78.4%
Real estate construction	6,688	17.8%	4,991	15.8%	4,881	16.1%	6,951	21.1%	10,400	12.4%
Commercial and industrial	5,490	14.6%	4,586	14.5%	3,226	10.6%	3,137	9.5%	3,578	7.9%
Consumer and other	304	0.8%	320	1.0%	191	0.6%	249	0.8%	137	0.7%
Leases	255	0.7%	78	0.2%	103	0.3%	56	0.2%	18	0.6%
	$37,501	100.0%	$31,647	100.0%	$30,399	100.0%	$32,875	100.0%	$40,292	100.0%

(1)	Allowance for loan losses category as a percentage of total loans by category.

The following table presents information related to the allowance for loan losses for the periods presented:

Table 19
Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Beginning balance	$31,647	$30,399	$32,875	$40,292	$31,008
Provision for credit losses:
Non-covered loans	5,268	2,309	7,466	11,636	17,755
Covered loans	(603)	(413)	(460)	552	4,982
Change in FDIC indemnification asset	52	(1,074)	(1,575)	1,084	17,711
Net (charge-offs) recoveries on loans previously covered under loss-share (1)	(122)	548	(292)	(10,975)	(14,538)
Charge-offs on loans not covered under loss-share:
Commercial real estate	(877)	(2,123)	(2,157)	(2,814)	(6,338)
Commercial construction	(89)	(56)	(2,808)	(5,607)	(4,396)
Commercial and industrial	(1,376)	(285)	(2,814)	(1,731)	(2,597)
Residential construction	—	—	—	—	(179)
Residential mortgage	(392)	(1,563)	(3,430)	(3,510)	(4,285)
Consumer and other	(146)	(312)	(122)	(238)	(126)
Total charge-offs	(2,880)	(4,339)	(11,331)	(13,900)	(17,921)

Recoveries on loans not covered under loss-share:
Commercial real estate	761	880	899	502	715
Commercial construction	850	1,255	444	2,043	331
Commercial and industrial	810	1,158	720	1,327	92
Leases	—	—	—	—	—
Residential construction	53	117	63	25	24
Residential mortgage	1,599	590	1,474	273	124
Consumer and other	66	217	116	16	9
Total recoveries	4,139	4,217	3,716	4,186	1,295
Net recoveries (charge-offs) on loans not covered under loss-share	1,259	(122)	(7,615)	(9,714)	(16,626)
Ending balance	$37,501	$31,647	$30,399	$32,875	$40,292

Total
Ratio of allowance for loan losses to total portfolio loans	0.69%	0.75%	0.99%	1.44%	1.98%
Excluding acquired
Ratio of allowance for loan losses to originated loans	0.95%	1.05%	1.25%	1.57%	1.74%
(1) The Bank terminated all loss-share agreements with the FDIC during fiscal year 2016.
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

Capital Resources

Total shareholders’ equity was $901.9 million at December 31, 2016, an increase of $309.8 million from shareholders’ equity of $592.1 million at December 31, 2015. The increase was primarily due to the issuance of 2.9 million shares of voting common stock during the third quarter of 2016, as well as 8.3 million shares issued as consideration in connection with the acquisitions of High Point and Southcoast, respectively.

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

The Bank and the Company's capital levels are characterized as "well-capitalized" under the Basel III Capital Rules. The capital adequacy ratios for BNC and the Company are set forth below:

Table 20
Capital Adequacy Ratios

		December 31,
Bank of North Carolina:	Well-Capitalized Regulatory Threshold	2016	2015
Tier 1 leverage	5.00%	10.45%	9.80%
Common equity tier 1	6.50%	11.75%	10.94%
Tier 1 risk-based capital	8.00%	11.75%	10.94%
Total risk-based capital	10.00%	12.37%	11.61%

BNC Bancorp:
Tier 1 leverage	5.00%	10.03%	9.01%
Common equity tier 1	6.50%	10.54%	9.32%
Tier 1 risk-based capital	8.00%	11.28%	10.05%
Total risk-based capital	10.00%	13.03%	12.19%

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

While dividends from BNC and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company securities). The Parent Company did not receive dividends from subsidiaries during the year ended December 31, 2016.

BNC has $180.0 million of established federal funds and other unsecured lines with counterparty banks, with $160.0 million in available credit at December 31, 2016. BNC also has the ability to borrow from the FHLB and the Federal Reserve Bank, with $1.22 billion and $286.2 million, respectively, in available credit at December 31, 2016. BNC also has excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the FHLB or other parties as necessary.

Investment securities are an important tool to the Company’s liquidity objective. Of the $896.8 million in the Company's investment securities portfolio at December 31, 2016, $579.1 million are designated as available-for-sale. Some of these securities are pledged to secure collateralized deposits, borrowings and for other purposes as required or permitted by law. The remaining investment securities could be pledged or sold to enhance liquidity, if necessary. The Bank may also issue institutional certificates of deposit and brokered certificates of deposit.

For the year ended December 31, 2016, net cash provided by operating activities and financing activities was $53.3 million and $378.4 million, respectively, while net cash used in investing activities was $375.8 million, for a net increase in cash and cash equivalents of $55.9 million since December 31, 2015. The primary cash outflows during the year ended December 31, 2016 related to funding the Company's continued organic loan growth, the purchase of investments, which includes both investment securities and bank-owned life insurance, and the repayment of long-term debt. The primary cash inflows related to cash received from core operations, cash received from acquisitions, cash received from the issuance of common stock, increased deposits, and increased short-term borrowings.

For the year ended December 31, 2015, net cash provided by operating and financing activities was $54.4 million and $463.1 million, respectively, while net cash used in investing activities was $398.4 million, for a net increase in cash and cash equivalents of $119.0 million since December 31, 2014. The primary cash outflows during the year ended December 31, 2015 related to the funding of the Company's originated loan growth, the purchase of investment securities, and the repayment of short-term borrowings. The primary cash inflows related to cash received from core operations, increases in customer deposits, and cash received from the issuance of common stock.

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

Table 21
Net Interest Income at Risk & Economic Value of Equity

	At December 31, 2016
Change in interest rates (basis points)	Change in Net Interest Income	Change in Economic Value of Equity
-100	-1.4%	2.0%
+100	0.7%	-1.6%
+200	1.6%	-2.8%
+300	1.2%	-5.5%
+400	0.1%	-6.8%

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

The Company’s policy limits the potential exposure of net interest income and economic value of equity to a certain percentage change from the base case for each 100 basis point shock in interest rates. While the policy limits exist to establish the maximum amount of risk that management and the Board of Directors will tolerate, management also adheres to a set of internal “target” limits that are significantly lower than those in the policy. These internal limits act as a buffer to help management maintain a comfortable level of risk, while ensuring that changes in simulation results do not approach official policy limits. As of December 31, 2016, both net interest income and economic value of equity simulation results were within both target and policy limits.

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

Commercial real estate loans
Commercial real estate loans consist primarily of loans secured by nonresidential (owner-occupied and/or non-owner occupied) real estate, which includes multifamily housing, office and professional properties, retail strip centers, and hotels. Commercial real estate is primarily dependent on successful operation or management of the property in order to generate sufficient cash to repay the outstanding debt. While these loans are normally secured by commercial use buildings, it is possible that the liquidation of the collateral will not fully satisfy the obligation. High unemployment, generally weak economic conditions or oversupply of properties may result in customers having to provide rental rate concessions to achieve adequate occupancy rates. The value of the commercial property securing these loans can vary over the life of the loan.

Commercial construction loans
Commercial construction loans, which consist primarily of loans for the development of land, office and professional properties, retail strip centers, hotels, and multi-family properties, are highly dependent on the supply and demand for commercial real estate in the markets served by BNC. Deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for customers.

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

Residential mortgage loans
Each residential mortgage loan is underwritten using credit scoring and analysis tools. These tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. In addition to the credit score, the borrowers' debt-to-income ratio, sources of income and employment history and the loan-to-value ratio, among other factors, are also evaluated as part of the underwriting process. To the extent that the loan is secured by collateral, the likely value of that collateral is evaluated. Common risks to each class of non-commercial loans include risks that are not specific to individual transactions such as general economic conditions within the markets BNC serves, particularly unemployment and potential declines in real estate values. Personal events such as disability or change in marital status also add risk to residential mortgage loans. Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Bank will not receive any proceeds from the sale of the property until the first mortgage has been satisfied. After origination, residential mortgage loans are generally sold on a servicing-released basis into the secondary mortgage market.

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

Off-Balance Sheet Risk – Contractual Obligations and Commitments

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on our consolidated balance sheets. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. We do not expect that all such commitments will fund. See Note 15, "Commitments and Contingencies" to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

In addition, we have entered into certain contractual obligations and other commitments, including leasing arrangements, to support our ongoing activities and commitments related to funding of our operations through deposits or borrowings. See Note 7, "Premises and Equipment," Note 9, "Deposits," and Note 10, "Borrowings," respectively, in Item 8 of Part II of this Form 10-K for further details.

The required payments under such commitments at December 31, 2016 are shown in the following table:

Table 22
Contractual Obligations and Other Commitments

	Total	Less than one year	One to three years	Three to five years	After five years
Contractual obligations:	(Dollars in thousands)
Short-term borrowings	$168,304	$168,304	$—	$—	$—
Long-term debt	205,139	—	52,000	32,000	121,139
Time deposits	1,564,063	1,196,128	341,534	26,401	—
Operating leases	35,283	5,460	9,105	6,325	14,393
Total contractual obligations	$1,972,789	$1,369,892	$402,639	$64,726	$135,532

Commitments:
Lines of credit and loan commitments	$1,448,453	$595,732	$471,656	$75,117	$305,948
Letters of credit	14,611	12,104	1,838	669	—
Unfunded commitments for unconsolidated investments	13,095	13,095	—	—	—
Total commitments	$1,476,159	$620,931	$473,494	$75,786	$305,948

The Company’s derivative interest rate-related instruments, under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 22. For further information and discussion of derivative contracts, see section “Asset/Liability Management,” and Note 1, “Summary of Significant Accounting Policies” and Note 8, “Derivatives” to the accompanying Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

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

Table 23
Quarterly Financial Information

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
Operating Data:	(Dollars in thousands, except per share data)
Total interest income	$69,271	$65,025	$58,408	$56,481	$56,239	$53,313	$45,047	$43,887
Total interest expense	9,944	9,608	8,478	7,991	7,499	7,054	6,314	5,817
Net interest income	59,327	55,417	49,930	48,490	48,740	46,259	38,733	38,070
Provision for loan losses	1,455	1,865	698	647	1,287	198	301	110
Net interest income after provision for loan losses	57,872	53,552	49,232	47,843	47,453	46,061	38,432	37,960
Non-interest income	11,696	9,811	9,015	7,962	8,286	9,169	8,693	6,300
Non-interest expense	47,565	37,835	36,840	34,886	37,580	38,185	31,399	31,991
Income before income tax expense	22,003	25,528	21,407	20,919	18,159	17,045	15,726	12,269
Income tax expense	6,312	7,388	6,760	6,484	5,420	5,106	4,712	3,511
Net income	$15,691	$18,140	$14,647	$14,435	$12,739	$11,939	$11,014	$8,758

Per Share Data:
Basic earnings per share	0.31	0.38	0.35	0.35	0.32	0.31	0.34	0.27
Diluted earnings per share	0.31	0.38	0.35	0.35	0.32	0.31	0.34	0.27
Cash dividends declared	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05

Balance Sheet Data:
Originated loans	$3,645,687	$3,455,677	$3,163,357	$2,847,466	$2,721,216	$2,587,572	$2,394,470	$2,262,601
Acquired loans	1,810,023	1,540,270	1,649,328	1,390,688	1,478,655	1,391,061	858,537	913,236
Allowance for loan losses	(37,501)	(36,366)	(33,841)	(32,548)	(31,647)	(30,833)	(30,635)	(29,351)
Net loans	5,418,209	4,959,581	4,778,844	4,205,606	4,168,224	3,947,800	3,222,372	3,146,486
Investment securities	896,786	838,289	803,058	757,247	734,557	645,732	557,732	515,325
Goodwill and other intangible assets, net	260,680	207,820	207,234	151,829	152,985	146,623	82,022	82,861
Total assets	7,401,691	6,801,562	6,478,373	5,699,573	5,668,183	5,201,118	4,278,588	4,173,463
Deposits:
Non-interest bearing	1,113,878	917,521	889,254	794,548	776,479	738,529	621,392	544,189
Interest bearing demand and savings	3,405,036	3,080,479	2,652,735	2,431,584	2,366,890	2,157,801	1,586,967	1,685,200
Time deposits	1,564,063	1,652,123	1,814,654	1,537,644	1,598,838	1,478,161	1,301,616	1,323,537
Total deposits	6,082,977	5,650,123	5,356,643	4,763,776	4,742,207	4,374,491	3,509,975	3,552,926
Total borrowings	369,952	310,609	352,119	282,929	292,790	267,070	337,711	195,659
Shareholders' equity	901,882	795,212	717,061	603,553	592,147	522,497	403,583	399,112

Fourth Quarter Results

Net income for the quarter ended December 31, 2016 was $15.7 million, or $0.31 per diluted share, an increase of 23.2% from net income of $12.7 million, or $0.32 per diluted share, for the quarter ended December 31, 2015. The increase in net income was primarily driven by the significant increase in interest-earning assets due to the the acquisitions of High Point and Southcoast, respectively, as well as continued growth in the originated loan portfolio during 2016.

Net interest income for the quarter ended December 31, 2016 was $61.5 million, an increase of 21.3% from $50.7 million for the quarter ended December 31, 2015. The increase was primarily driven by a $1.50 billion increase in average interest-earning assets, primarily due to the acquisitions of Southcoast and High Point, respectively, as well as continued organic loan growth in our markets. The Company has also continued to increase its on-balance sheet liquidity position, which led to an increase in average investment securities and interest-bearing deposits at other financial institutions of $178.3 million and $105.1 million, respectively.

Net interest margin was 3.80% for the quarter ended December 31, 2016, a decrease of 28 basis points from 4.08% for the quarter ended December 31, 2015. The Company’s average yield on interest-earning assets for the quarter ended December 31, 2016 was 4.42%, a decrease of 26 basis points from 4.68% for the quarter ended December 31, 2015. The decrease was primarily due to a decrease in the yield earned on portfolio loans, which was 4.56% for the quarter ended December 31, 2016, as compared to 4.81% for the quarter ended December 31, 2015. The decrease in yield on portfolio loans was due to continued pricing pressure on new and renewed portfolio loans.

The decrease in interest rates charged on new and renewed loans was partially offset by an increase in accretion income on the acquired loan portfolio. The Company recorded accretion income of $5.8 million for the quarter ended December 31, 2016, compared to $5.6 million of accretion earned during the quarter ended December 31, 2015. The average yield earned on the investment securities portfolio for the quarter ended December 31, 2016 was 4.33%, a decrease from 4.38% earned for the quarter ended December 31, 2015.

Average interest-bearing liabilities were $5.18 billion for the quarter ended December 31, 2016, an increase of $1.11 billion compared to $4.07 billion for the quarter ended December 31, 2015. The increase was primarily attributable to growth in interest-bearing deposits, which increased $1.08 billion due to acquisitions and organic growth in our markets. The Company’s average cost of interest-bearing liabilities was 0.76% for the quarter ended December 31, 2016, a slight increase compared to 0.73% for the quarter ended December 31, 2015.

Non-interest income was $11.7 million for the quarter ended December 31, 2016, an increase of 41.2% from $8.3 million for the quarter ended December 31, 2015.  The increase in non-interest income was primarily due to the addition of High Point and Southcoast, respectively, which generated additional deposit fees and additional trust and wealth services income. Many of the other non-interest income sources, such as income from recoveries on acquired loans, income derived from the sale of loans partially guaranteed by the Small Business Administration and income derived from our investment brokerage services, are volatile and can vary significantly from period to period.

Non-interest expense was $47.6 million for quarter ended December 31, 2016, an increase of 26.6% from $37.6 million for quarter ended December 31, 2015. Included in non-interest expense for the fourth quarter 2016 and 2015 was $9.1 million and $4.3 million, respectively, of transaction-related expenses related to the Company's recent acquisitions. Excluding these expenses, the increase in non-interest expense was primarily due to additional headcount and facilities charges from our recent acquisitions.

The Company recorded provision for loan losses of $1.5 million during the quarter ended December 31, 2016, an increase from $1.3 million recorded during the quarter ended December 31, 2015. The additional provision was recorded due to the continued high level of loan growth in the originated loan portfolio throughout 2016.

The Company experienced $0.3 million in net charge-offs, or 0.02% of average loans, during the quarter ended December 31, 2016, compared to net charge-offs of $0.4 million, or 0.03% of average loans, for quarter ended December 31, 2015. Gross charge-offs were $1.2 million during quarter ended December 31, 2016, as compared to $1.5 million during the quarter ended December 31, 2015.

Income tax expense was $6.3 million for the quarter ended December 31, 2016, an increase from $5.4 million for the quarter ended December 31, 2015. We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance. Accordingly, the level of such income in relation to income before income taxes significantly affects our effective tax rate. Due to an decrease in our state income tax rate, our effective tax rate for the quarter ended December 31, 2016 was 28.7%, as compared to an effective tax rate of 29.9% for the quarter ended December 31, 2015.

2015 Compared to 2014

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of BNC Bancorp

We have audited the accompanying consolidated balance sheets of BNC Bancorp and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Bancorp and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BNC Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Cherry Bekaert LLP

Raleigh, North Carolina
February 27, 2017

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2016	2015
Assets
Cash and due from banks	$79,815	$54,319
Interest-earning deposits in other banks	180,367	149,919
Investment securities available-for-sale, at fair value	579,124	490,140
Investment securities held-to-maturity, at amortized cost (fair value of $312,808 and $249,679 at December 31, 2016 and 2015, respectively)	317,662	244,417
Federal Home Loan Bank stock, at cost	13,180	8,171
Loans held for sale	43,731	39,470
Loans:
Originated loans	3,645,687	2,721,216
Acquired loans	1,810,023	1,478,655
Less allowance for loan losses	(37,501)	(31,647)
Net loans	5,418,209	4,168,224
Accrued interest receivable	22,020	18,055
Premises and equipment, net	166,496	112,968
Other real estate owned	26,489	32,561
FDIC indemnification asset	—	1,909
Investment in bank-owned life insurance	202,005	116,806
Goodwill and other intangible assets, net	260,680	152,985
Other assets	91,913	77,012
Total assets	$7,401,691	$5,666,956

Liabilities and shareholders' equity
Deposits:
Non-interest bearing demand	$1,113,878	$776,479
Interest-bearing demand	3,405,036	2,366,890
Time deposits	1,564,063	1,598,838
Total deposits	6,082,977	4,742,207
Short-term borrowings	168,304	103,212
Long-term debt	201,648	188,351
Accrued expenses and other liabilities	46,880	41,039
Total liabilities	6,499,809	5,074,809

Shareholders' equity:
Preferred stock, no par value; authorized 20,000,000 shares; 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, no par value; authorized 60,000,000 shares; 47,356,229 and 35,952,883 shares issued and outstanding at December 31, 2016 and 2015, respectively	709,935	448,728
Common stock, non-voting, no par value; authorized 20,000,000 shares; 4,820,844 shares issued and outstanding at December 31, 2016 and 2015, respectively	33,507	33,507
Retained earnings	156,602	102,583
Stock in directors rabbi trust	(4,737)	(4,753)
Directors deferred fees obligation	4,737	4,753
Accumulated other comprehensive income	1,838	7,329
Total shareholders' equity	901,882	592,147
Total liabilities and shareholders' equity	$7,401,691	$5,666,956

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Interest income:
Loans, including fees	$222,096	$178,726	$140,024
Investment securities:
Taxable	12,093	6,338	4,385
Tax-exempt	13,958	12,867	13,191
Interest-earning balances and other	1,038	555	542
Total interest income	249,185	198,486	158,142
Interest expense:
Demand deposits	14,730	8,243	5,859
Time deposits	13,769	12,204	9,280
Short-term borrowings	661	573	531
Long-term debt	6,861	5,664	4,256
Total interest expense	36,021	26,684	19,926
Net interest income	213,164	171,802	138,216
Provision for loan losses	4,665	1,896	7,006
Net interest income after provision for loan losses	208,499	169,906	131,210
Non-interest income:
Mortgage lending income	11,316	10,533	7,689
Service charges	10,324	8,079	6,105
Earnings on bank-owned life insurance	4,532	2,766	2,382
Gain (loss) on sale of investment securities, net	5	884	(511)
Other	12,307	10,186	9,357
Total non-interest income	38,484	32,448	25,022
Non-interest expense:
Salaries and employee benefits	86,168	72,519	62,232
Occupancy	13,565	11,802	9,153
Furniture and equipment	8,675	7,308	6,450
Data processing and supplies	6,572	5,019	4,007
Advertising and business development	3,156	2,635	2,666
Insurance, professional and other services	10,838	11,082	9,061
FDIC insurance assessments	4,111	3,144	2,932
Loan, foreclosure and other real estate owned expenses	5,041	9,852	8,945
Other	19,000	15,794	11,031
Total non-interest expense	157,126	139,155	116,477
Income before income tax expense	89,857	63,199	39,755
Income tax expense	26,944	18,749	10,365
Net income	$62,913	$44,450	$29,390

Basic earnings per common share	$1.40	$1.25	$1.01
Diluted earnings per common share	$1.39	$1.24	$1.01
Dividends declared and paid per common share	$0.20	$0.20	$0.20

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$62,913	$44,450	$29,390
Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on investments securities available-for-sale	(7,510)	(2,117)	13,975
Tax effect	2,779	784	(5,171)
Reclassification of (gains) losses recognized in net income on sale of investment securities available-for-sale	(5)	(839)	366
Tax effect	1	310	(135)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(1,729)	(797)	(829)
Tax effect	640	295	307
Net of tax amount	(5,824)	(2,364)	8,513
Cash flow hedging activities:
Unrealized holding gains (losses)	528	(777)	(3,053)
Tax effect	(195)	288	1,130
Reclassification of losses recognized in net income	—	—	457
Tax effect	—	—	(171)
Net of tax amount	333	(489)	(1,637)
Total other comprehensive (loss) income	(5,491)	(2,853)	6,876
Total comprehensive income	$57,422	$41,597	$36,266

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Preferred Stock		Common stock		Common stock - nonvoting		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	21,310,832	$181,684	5,992,213	$44,781	$41,559	$(3,143)	$3,143	$3,306	$271,330
Net income	—	—	—	—	—	—	29,390	—	—	—	29,390
Directors deferred fees	—	—	—	—	—	—	—	(286)	286	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	6,876	6,876
Common stock repurchased	—	—	—	—	(300,000)	(5,080)	—	—	—	—	(5,080)
Conversion of non-voting common stock to voting	—	—	871,369	6,194	(871,369)	(6,194)	—	—	—	—	—
Common stock issued pursuant to:
Acquisition of South Street Financial	—	—	1,139,931	19,778	—	—	—	—	—	—	19,778
Acquisition of Community First Financial	—	—	1,190,763	20,128	—	—	—	—	—	—	20,128
Acquisition of Harbor Bank Group	—	—	3,082,714	51,003	—	—	—	—	—	—	51,003
Stock-based compensation	—	—	160,781	2,174	—	—	—	—	—	—	2,174
Dividend reinvestment plan	—	—	19,622	336	—	—	—	—	—	—	336
Stock options exercised	—	—	74,559	836	—	—	—	—	—	—	836
Shares withheld for payment of taxes	—	—	(35,676)	(597)	—	—	—	—	—	—	(597)
Shares traded to exercise stock options	—	—	(37,158)	(663)	—	—	—	—	—	—	(663)
Excess income tax benefit	—	—	—	615	—	—	—	—	—	—	615
Cash dividends:
Common stock, $0.20 per share	—	—	—	—	—	—	(5,738)	—	—	—	(5,738)
Balance, December 31, 2014	—	—	27,777,737	281,488	4,820,844	33,507	65,211	(3,429)	3,429	10,182	390,388
Net income			—	—	—	—	44,450	—	—	—	44,450
Directors deferred fees	—	—	—	—	—	—	—	(1,324)	1,324	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(2,853)	(2,853)
Common stock repurchased	—	—	(200,000)	(3,622)	—	—	—	—	—	—	(3,622)
Common stock issued pursuant to:
Acquisition of Valley Financial Corporation	—	—	5,500,697	108,700	—	—	—	—	—	—	108,700
Public offering	—	—	2,587,500	57,563	—	—	—	—	—	—	57,563
Stock-based compensation	—	—	125,350	2,667	—	—	—	—	—	—	2,667
Dividend reinvestment plan	—	—	15,413	301	—	—	—	—	—	—	301
Stock options exercised	—	—	242,244	2,823	—	—	—	—	—	—	2,823
Shares withheld for payment of taxes	—	—	(35,871)	(699)	—	—	—	—	—	—	(699)
Shares traded to exercise stock options	—	—	(60,187)	(1,047)	—	—	—	—	—	—	(1,047)
Excess income tax benefit	—	—	—	554	—	—	—	—	—	—	554
Cash dividends:
Common stock, $0.20 per share	—	—	—	—	—	—	(7,078)	—	—	—	(7,078)
Balance, December 31, 2015	—	$—	35,952,883	$448,728	4,820,844	$33,507	$102,583	$(4,753)	$4,753	$7,329	$592,147

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(Dollars in thousands, except per share data)

	Preferred Stock		Common stock		Common stock - nonvoting		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2015	—	$—	35,952,883	$448,728	4,820,844	$33,507	$102,583	$(4,753)	$4,753	$7,329	$592,147
Net income	—	—	—	—	—	—	62,913	—	—	—	62,913
Directors deferred fees	—	—	—	—	—	—	—	16	(16)	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(5,491)	(5,491)
Common stock issued pursuant to:
Acquisition of Southcoast Financial Corporation	—	—	4,310,445	98,968	—	—	—	—	—	—	98,968
Acquisition of High Point Bank Corporation	—	—	4,034,743	98,882	—	—	—	—	—	—	98,882
Public offering	—	—	2,875,000	59,843	—	—	—	—	—	—	59,843
Stock-based compensation	—	—	133,725	3,514	—	—	—	—	—	—	3,514
Dividend reinvestment plan	—	—	11,533	276	—	—	—	—	—	—	276
Stock options exercised	—	—	79,964	720	—	—	—	—	—	—	720
Shares withheld for payment of taxes	—	—	(42,064)	(996)	—	—	—	—	—	—	(996)
Cash dividends:
Common stock, $0.20 per share	—	—	—	—	—	—	(8,894)	—	—	—	(8,894)
Balance, December 31, 2016	—	$—	47,356,229	$709,935	4,820,844	$33,507	$156,602	$(4,737)	$4,737	$1,838	$901,882
See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$62,913	$44,450	$29,390
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,665	1,896	7,006
Impairment of premises and equipment	413	—	—
Depreciation and amortization	7,139	6,663	6,158
Amortization of premiums, net	4,969	4,148	4,280
Amortization of intangible assets	4,915	3,965	2,340
Deferred income tax expense (benefit)	11,571	11,173	(51)
Accretion of fair value purchase accounting adjustments, net	(24,776)	(22,756)	(12,273)
Cash flow hedge expense	—	—	163
Stock-based compensation	3,514	2,667	2,174
Excess income tax benefit of share-based compensation	671	554	615
Deferred compensation	4,862	987	424
Earnings on bank-owned life insurance	(4,532)	(2,766)	(2,382)
(Gain) loss on sale of investment securities, net	(5)	(884)	511
Gain on disposal of premises and equipment	(492)	(322)	(31)
Losses on other real estate owned	833	5,192	4,329
Gain on sale of loans, net	(13,876)	(11,735)	(10,053)
Origination of loans held for sale	(357,845)	(363,510)	(286,855)
Proceeds from sales of loans held for sale	359,613	367,959	292,845
(Increase) decrease in accrued interest receivable	(3,965)	(835)	112
Payments received from FDIC under loss-share agreements	823	5,079	9,930
Payments received from FDIC upon termination of loss-share agreements	2,110	—	—
(Increase) decrease in other assets	(6,322)	(1,309)	1,664
(Decrease) increase in accrued expenses and other liabilities	(3,860)	3,817	(11,833)
Net cash provided by operating activities	53,338	54,433	38,463
Investing activities
Purchases of investment securities available-for-sale	(71,051)	(230,028)	(33,008)
Purchases of investment securities held-to-maturity	(70,746)	(22,618)	(5,269)
Proceeds from sales of investment securities available-for-sale	81,851	118,710	40,647
Proceeds from sales of investment securities held-to-maturity	—	648	8,651
Proceeds from maturities and payments of investment securities available-for-sale	75,455	37,596	39,138
Proceeds from maturities and payments of investment securities held-to-maturity	8,053	11,829	4,175
(Purchase) redemption of Federal Home Loan Bank stock	(581)	6,729	2,605
Proceeds from sale of loans held for sale previously classified as portfolio loans	—	6,576	—
Net increase in loans	(438,081)	(323,829)	(209,104)
Purchases of premises and equipment	(16,457)	(13,867)	(4,402)
Proceeds from disposal of premises and equipment	2,311	1,910	55
Investment in bank-owned life insurance	(39,348)	(760)	(248)
Investment in other real estate owned	(2,238)	(1,683)	(1,422)
Proceeds from sales of other real estate owned	12,899	21,475	32,870
Net cash received from (paid in) acquisitions	82,091	(11,132)	80,251
Net cash used in investing activities	(375,842)	(398,444)	(45,061)

Financing activities
Net increase in deposits	337,669	524,165	6,691
Net increase (decrease) in short-term borrowings	33,268	(110,513)	(70,713)
Net (decrease) increase in long-term-debt	(43,438)	1,162	58,332
Common stock repurchased	—	(3,622)	(5,081)
Issuance of common stock	59,843	57,563	—
Common stock issued from exercise of stock options, net of taxes	720	1,776	173
Common stock issued pursuant to dividend reinvestment plan	276	301	336
Common stock repurchased in lieu of income taxes	(996)	(699)	(598)
Cash dividends paid	(8,894)	(7,078)	(5,738)
Net cash provided by (used in) financing activities	378,448	463,055	(16,598)
Net increase (decrease) in cash and cash equivalents	55,944	119,044	(23,196)
Cash and cash equivalents, beginning of period	204,238	85,194	108,390
Cash and cash equivalents, end of period	$260,182	$204,238	$85,194

Supplemental Statement of Cash Flows Disclosure
Interest paid	$35,750	$26,693	19,349
Income taxes paid	19,236	6,215	5,547
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$5,840	$9,111	24,015
Transfer of loans held for sale to portfolio loans	5,144	4,051	15,112
FDIC indemnification asset decrease (increase), net	27	2,165	(233)

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Year ended December 31, 2016, 2015, and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was formed in 2002 to serve as a one-bank holding company for the Bank. The Bank is incorporated under the laws of the State of North Carolina and provides a wide range of banking services tailored to the particular banking needs of the communities we serve. The Bank is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make commercial and consumer loans. The Bank also offers a wide range of banking services, including traditional products such as checking and savings accounts. The Bank conducts operations through 76 full-service banking offices, including 41 branches in North Carolina, 26 branches in South Carolina and nine branches in Virginia.

Basis of Presentation
The accompanying consolidated financial statements include the accounts and transactions of the Company and all significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those relating to the allowance for loan losses, determination of fair value of acquired assets and assumed liabilities, and valuation of goodwill and other intangible assets.

Reclassifications
Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation. The reclassifications had no effect on net income, net income available to common shareholders or shareholders' equity as previously reported.

Business Combinations
The Company accounts for its business combinations using the acquisition method of accounting. This method requires the use of fair values in determining the carrying values of the purchased assets and assumed liabilities, which are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Costs directly related to the business combinations are recorded as expenses as they are incurred. Fair values are subject to adjustment for up to one year after the closing date of an acquisition as additional information relative to closing date fair values become available.

Cash and Cash Equivalents
For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash, deposits with other financial institutions, and federal funds sold.

Federal regulations require financial institutions to set aside a specified amount as a reserve against transaction accounts and time deposits. At December 31, 2016 and 2015, the Company’s reserve requirement was $17.3 million and $9.9 million, respectively.

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

All commercial loans that are originated by the Company are assigned risk grades based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Loans with outstanding balances of $1 million or more, as well as all other loans included in such relationships, are reviewed on an annual basis. Loans with total committed exposure of $500,000 or more that are risk graded as Special Mention or worse are reviewed on a quarterly basis. All other loans are reviewed at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations.

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

Originated Loans

The allowance for loan and lease losses consists of two components. This first component is the specific reserve, which is calculated on all individual loans in the following categories: nonperforming TDRs, commercial nonaccrual loans with net credit exposure of $250,000 or greater, and performing commercial and retail TDRs with net credit exposure of $250,000 or greater. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less estimated costs to sell. If the loan is not considered collateral dependent, the amount of reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate. Performing TDRs and nonaccrual loans, respectively, with net credit exposure less than $250,000 are pooled and evaluated for impairment in the aggregate.

The second component of the allowance for loan and lease losses is the general reserve. For the commercial loan portfolio, the estimate of losses are based on pools of loans and leases with similar characteristics by applying a probability of default ("PD") factor and a loss-given default ("LGD") factor to each individual loan based on a regularly updated loan grade, using a standardized loan grading system. The PD factor and the LGD factor are determined for each loan grade using statistical models based on historical performance data. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a loss emergence period ranging from 18 to 23 months.

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

Foreclosed Assets
Foreclosed assets are initially recorded at estimated fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy a loan through completion of a deed in lieu of foreclosure or through a similar arrangement. These assets are subsequently accounted for at the lower of cost or estimated fair value less costs to sell. Operating costs and changes in the valuation allowance are included in loan, foreclosure and OREO expenses as a component of non-interest expense.

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

Goodwill is not amortized and is tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value. If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and no further testing is considered necessary. If the carrying value of a reporting unit exceeds its calculated fair value, the impairment test continues by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill.

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

Operating Segments
The Company’s chief operating decision maker primarily manages operations and assesses financial performance on a Company-wide basis. However, in addition to the discrete financial information that is provided for the Company as a whole, financial information is also provided for the wealth management services, insurance services, and mortgage origination segments, respectively. While the chief operating decision maker uses the financial information related to these segments to analyze business performance and allocate resources, these segments do not meet the quantitative threshold under GAAP to be considered a reportable segment. As such, these operating segments, along with the banking operations segment, are aggregated into a single reportable operating segment in the Consolidated Financial Statements. No revenues are derived from foreign countries or from external customers that comprise more than 10% of the Company’s revenues.

Stock Compensation Plans
The Company follows the provisions of the authoritative guidance regarding share-based compensation. This guidance values share-based awards at the grant date fair value and recognizes the expense over the requisite service period.

Recently Adopted and Issued Accounting Standards
In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This ASU clarifies certain existing principles in ASC Topic 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. For public companies, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this ASU will be effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt ASU 2016-09 in the second quarter of 2016 with an effective date of January 1, 2016. As a result of the adoption, the Company recognized excess tax benefits of $0.7 million in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, respectively, for the year ended December 31, 2016. Prior periods have not been adjusted.

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

NOTE 2 – ACQUISITIONS

Acquisition of High Point

On November 1, 2016, the Company completed the acquisition of High Point, pursuant to the terms of the Agreement and Plan of Merger dated November 13, 2015.

A summary of the fair value of assets received and liabilities assumed are as follows:

	As Recorded by High Point	Fair Value Adjustments		As Recorded by BNC
Assets	(Dollars in thousands)
Cash	$100,457	$—		$100,457
Investment securities available-for-sale	147,723	1,965	(1)	149,688
Loans	467,953	(8,392)	(2)	459,561
Premises and equipment	20,691	3,338	(3)	24,029
Other real estate owned	176	—		176
Core deposit and other intangible assets	—	9,469	(4)	9,469
Other assets	59,476	—		59,476
Total assets acquired	796,476	6,380		802,856
Liabilities
Deposits	(667,791)	(112)	(5)	(667,903)
Borrowings	(18,664)	(138)	(6)	(18,802)
Other liabilities	(15,875)	(2,765)	(7)	(18,640)
Total liabilities assumed	(702,330)	(3,015)		(705,345)
Net assets acquired	$94,146	$3,365		97,511
Total consideration paid				141,264
Goodwill				$43,753

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of investment securities available-for-sale.

(2)	Adjustment to reflect estimated fair value of loans.

(3)	Adjustment to reflect estimated fair value of premises and equipment.

(4)	Adjustment to reflect estimated fair value of core deposit and other intangible assets.

(5)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(6)	Adjustment to reflect estimated fair value of borrowings based on market rates for similar products.

(7)	Adjustment to reflect the estimated fair market value of certain leases, deferred income taxes, and other assumed liabilities.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (4,034,743 shares)	$98,882
Cash payments to common shareholders	42,382
Total consideration paid	$141,264

This acquisition expanded and further strengthened the Company's presence in the Greensboro, Winston-Salem, and High Point, North Carolina area and expanded the Company's product offerings to include trust and insurance services. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the banking operations reporting unit.

Acquisition of Southcoast

On June 17, 2016, the Company completed the acquisition of Southcoast pursuant to the terms of the Agreement and Plan of Merger dated August 14, 2015, as amended.

A summary of the fair value of assets received and liabilities assumed are as follows:

	As Recorded by Southcoast	Fair Value Adjustments		Recast Adjustments	As Recorded by BNC
Assets	(Dollars in thousands)
Cash	$24,019	$—		$—	$24,019
Investment securities available-for-sale	30,607	(1,094)	(1)	692	30,205
Loans	365,232	(9,233)	(2)	—	355,999
Premises and equipment	19,585	2,304	(3)	—	21,889
Other real estate owned	306	—		—	306
Core deposit intangible	—	3,058	(4)	—	3,058
Other assets	23,082	845	(5)	(256)	23,671
Total assets acquired	462,831	(4,120)		436	459,147
Liabilities
Deposits	(335,924)	(175)	(6)	—	(336,099)
Borrowings	(69,300)	(1,255)	(7)	—	(70,555)
Other liabilities	(4,789)	(91)	(8)	—	(4,880)
Total liabilities assumed	(410,013)	(1,521)		—	(411,534)
Net assets acquired	$52,818	$(5,641)		$436	47,613
Total consideration paid					98,970
Goodwill					$51,357

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of investment securities available-for-sale.

(2)	Adjustment to reflect estimated fair value of loans.

(3)	Adjustment to reflect estimated fair value of premises and equipment.

(4)	Adjustment to reflect recording of core deposit intangible.

(5)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(6)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(7)	Adjustment to reflect estimated fair value of borrowings based on market rates for similar products.

(8)	Adjustment to reflect the estimated fair market value of certain leases and other assumed liabilities.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (4,310,445 shares)	$98,968
Cash payments to common shareholders	2
Total consideration paid	$98,970

This acquisition expanded and further strengthened the Company's presence in the Charleston, South Carolina metropolitan area and provided a low-cost base of core deposits. None of the goodwill associated with this acquisition is deductible for income tax purposes. All goodwill related to this acquisition was allocated to the banking operations reporting unit.

During the third quarter of 2016, the Company revised its initial estimates and assumptions regarding the valuation of certain acquired investment securities and acquired deferred tax assets. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of an event that occurred subsequent to the acquisition date, the Company has increased the goodwill recorded in the Southcoast acquisition by $0.4 million to reflect this change in estimate.

The following table presents unaudited pro-forma information as if the acquisitions of High Point and Southcoast had occurred on January 1, 2016 under the 2016 “Pro-forma” column. In addition, the table presents unaudited pro-forma information as if the acquisition of High Point, Southcoast and Valley had occurred on January 1, 2015 under the 2015 “Pro-forma” column. This pro-forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects and is based on our historical results for the periods presented. Transaction-related costs related to each acquisition are not reflected in the pro-forma amounts. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired High Point, Southcoast, and Valley at the beginning of 2016 or 2015. Cost savings are also not reflected in the unaudited pro-forma amounts.

		Pro-forma for Year Ended December 31,
	Actual from acquisition date through December 31, 2016	2016	2015
	(Dollars in thousands, except per share data)
Net interest income	$12,177	$245,266	$234,463
Non-interest income	677	47,133	50,248
Net income	2,927	73,482	54,856

Pro-forma earnings per share:
Basic		$1.46	$1.17
Diluted		$1.45	$1.17

Acquisition of Certus branches

On October 16, 2015, the Company completed the acquisition of the Certus branches, pursuant to the terms of the Purchase and Assumption Agreement dated June 1, 2015.

A summary of the fair value of assets received and liabilities assumed are as follows:

	As Recorded by Certus	Fair Value Adjustments		Recast Adjustments	As Recorded by BNC
Assets	(Dollars in thousands)
Cash	$1,297	$—		$—	$1,297
Loans	186,354	(3,283)	(1)	(2,774)	180,297
Premises and equipment	8,542	698	(2)	—	9,240
Accrued interest receivable	443	—		—	443
Core deposit intangible	—	1,348	(3)	—	1,348
Other assets	11	734	(4)	(458)	287
Total assets acquired	196,647	(503)		(3,232)	192,912
Liabilities
Deposits	(175,783)	(260)	(5)	—	(176,043)
Other liabilities	(119)	(487)	(6)	—	(606)
Total liabilities assumed	(175,902)	(747)		—	(176,649)
Net assets acquired	$20,745	$(1,250)		$(3,232)	16,263
Cash consideration paid					25,692
Goodwill					$9,429

Explanation of fair value adjustments:

(1)	Adjustment to reflect estimated fair value of loans.

(2)	Adjustment to reflect estimated fair value of premises and equipment.

(3)	Adjustment to reflect recording of core deposit intangible.

(4)	Adjustment to reflect recording of deferred tax asset recognized from acquisition.

(5)	Adjustment to reflect estimated fair value of time deposits based on market rates for similar products.

(6)	Adjustment to reflect the estimated fair market value of certain leases.

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

During the third quarter of 2016, the Company revised its initial estimates and assumptions regarding the valuation of certain acquired loans and acquired deferred tax assets. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of an event that occurred subsequent to the acquisition date, the Company has increased the goodwill recorded in the acquisition of the Certus branches by $3.2 million to reflect this change in estimate.

Acquisition of Valley

On July 1, 2015, the Company completed the acquisition of Valley, pursuant to the terms of the Agreement and Plan of Merger dated November 17, 2014. Under the merger agreement, Valley's shareholders received 1.1081 shares of the Company's voting common stock for each share of Valley common stock owned.

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

The Company incurred total transaction-related costs of $16.9 million, $13.3 million, and $9.0 million during the years ended December 31, 2016, 2015, and 2014, respectively. Transaction-related costs, which are expensed as incurred as a component of non-interest expense, primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses.

The Company has determined the above noted acquisitions each constitute a business combination as defined by ASC Topic 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The Company has recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with ASC Topic 805.

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

The Company's basic and diluted earnings per share calculations are presented in the following table:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Net income	$62,913	$44,450	$29,390

Weighted average common shares - basic	45,095,976	35,691,059	29,049,525
Add: Effect of dilutive Stock Rights	88,935	91,187	102,352
Weighted average common shares - diluted	45,184,911	35,782,246	29,151,877

Basic earnings per common share	$1.40	$1.25	$1.01
Diluted earnings per common share	$1.39	$1.24	$1.01

For the years ended December 31, 2016, 2015, and 2014, respectively, there were no shares of Stock Rights excluded in computing diluted common shares outstanding.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$25,610	$118	$334	$25,394
State and municipals	205,488	4,574	1,357	208,705
Corporate debt securities	50,440	523	125	50,838
Asset-backed debt securities	164,497	342	1,088	163,751
Equity securities	15,448	87	—	15,535
Mortgage-backed securities:
Residential government sponsored	115,933	241	2,225	113,949
Other government sponsored	927	25	—	952
	$578,343	$5,910	$5,129	$579,124
Held-to-maturity:
State and municipals	$295,573	$2,613	$8,064	$290,122
Corporate debt securities	22,089	597	—	22,686
	$317,662	$3,210	$8,064	$312,808

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$12,025	$302	$—	$12,327
State and municipals	169,907	10,711	—	180,618
Corporate debt securities	48,392	—	689	47,703
Asset-backed debt securities	140,773	15	2,041	138,747
Equity securities	11,520	270	517	11,273
Mortgage-backed securities:
Residential government sponsored	97,611	562	396	97,777
Other government sponsored	1,616	79	—	1,695
	$481,844	$11,939	$3,643	$490,140
Held-to-maturity:
State and municipals	$228,417	$6,698	$477	$234,638
Corporate debt securities	16,000	1	960	15,041
	$244,417	$6,699	$1,437	$249,679

The amortized cost and estimated fair value of investment securities at December 31, 2016, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
Available-for-sale:	(Dollars in thousands)
Due after one through five years	$31,564	$31,563
Due after five through ten years	128,057	127,999
Due after ten years	403,274	404,027
Total debt securities	562,895	563,589
Equity securities	15,448	15,535
	$578,343	$579,124
Held-to-maturity:
Due after one year through five years	$16,032	$15,996
Due after five through ten years	41,722	42,028
Due after ten years	259,908	254,784
	$317,662	$312,808

At December 31, 2016 and 2015, respectively, investment securities with an estimated fair value of approximately $372.4 million and $371.8 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Proceeds from sales	$81,851	$119,358	$49,298

Gross realized gains on sales	$596	$939	$481
Gross realized losses on sales	(591)	(55)	(992)
Total realized gains (losses), net	$5	$884	$(511)

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

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016	(Dollars in thousands)
Available-for-sale:
State and municipals	134	$89,604	$1,357	—	$—	$—	$89,604	$1,357
Mortgage-backed securities	58	102,459	2,123	2	2,519	102	104,978	2,225
Asset-backed debt securities	9	33,888	119	17	60,255	969	94,143	1,088
U.S. Government agencies	8	14,830	334	—	—	—	14,830	334
Corporate debt securities	3	16,755	121	1	4,325	4	21,080	125
	212	$257,536	$4,054	20	$67,099	$1,075	$324,635	$5,129

Held-to-maturity:
State and municipals	145	$169,782	$7,767	7	$5,645	$297	$175,427	$8,064

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015	(Dollars in thousands)
Available-for-sale:
Corporate debt securities	6	$29,015	$658	1	$2,969	$31	$31,984	$689
Asset-backed debt securities	29	114,305	1,726	1	4,486	315	118,791	2,041
Equity securities	1	5,200	175	1	637	342	5,837	517
Mortgage-backed securities	20	66,175	327	3	3,432	69	69,607	396
	56	$214,695	$2,886	6	$11,524	$757	$226,219	$3,643

Held-to-maturity:
State and municipals	13	$20,658	$210	20	$17,072	$267	$37,730	$477
Corporate debt securities	—	—	—	1	3,040	960	3,040	960
	13	$20,658	$210	21	$20,112	$1,227	$40,770	$1,437

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

Based on this evaluation, the Company does not believe any unrealized loss at December 31, 2016 represents an other-than-temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The Company has concluded there are no concerns about the long-term viability of the issuers of these securities and the Company currently does not intend to sell, nor does it believe that it will be required to sell, these securities before recovery of their amortized cost basis.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below:

	December 31,
	2016			2015
	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
	(Dollars in thousands)
Commercial real estate	$2,076,834	$820,886	$2,897,720	$1,575,555	$670,460	$2,246,015
Commercial construction	459,398	103,821	563,219	281,591	83,418	365,009
Commercial and industrial	369,287	131,974	501,261	279,495	139,621	419,116
Leases	29,529	—	29,529	26,773	—	26,773
Total commercial	2,935,048	1,056,681	3,991,729	2,163,414	893,499	3,056,913
Residential construction	93,202	21,613	114,815	59,937	16,084	76,021
Residential mortgage	599,666	725,774	1,325,440	484,895	563,563	1,048,458
Consumer and other	17,771	5,955	23,726	12,970	5,509	18,479
Total portfolio loans	$3,645,687	$1,810,023	$5,455,710	$2,721,216	$1,478,655	$4,199,871

(1)
Amount includes $0 and $40.9 million of acquired loans covered under FDIC loss-share agreements at December 31, 2016 and 2015, respectively. The unpaid principal balance for acquired loans covered under FDIC loss-share agreements was $0 and $41.4 million at December 31, 2016 and 2015, respectively.

Unearned income and net deferred loan fees totaled $0.6 million and $0.9 million at December 31, 2016 and 2015, respectively.

On May 2, 2016, the Bank entered into an agreement with the FDIC to terminate all existing loss-share agreements with the FDIC. All rights and obligations of the Bank and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, were resolved and terminated under such agreement.

The Company evaluates loans acquired with evidence of credit deterioration in accordance with the provisions of ASC 310-30. Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, the Company will not collect all contractually required principal and interest payments. Generally, the acquired loans that meet the Company’s definition for substandard status fall within the definition of credit-impaired covered loans. The following table presents loans acquired during the year ended December 31, 2016, at acquisition date, accounted for under ASC 310-30:

(Dollars in thousands)
Contractually required payments receivable	$30,484
Contractual cash flows not expected to be collected (non-accretable)	(4,927)
Expected cash flows	25,557
Interest component of expected cash flows	(1,110)
Fair value of loans acquired	$24,447

The acquisition date unpaid balance of loans acquired during the year ended December 31, 2016 that did not have credit deterioration was $808.5 million with an estimated fair value of $791.1 million. The discount will be amortized on a level-yield basis over the economic life of the loans.

The following table presents a summary of the activity of the Company's loans accounted for under ASC 310-30:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$142,671	$150,382
Purchased loans acquired	24,447	28,803
Accretion	4,394	5,311
Transfer to other real estate owned	(3,254)	(2,455)
Net payments received	(40,460)	(36,359)
Net charge-offs	(574)	(781)
Other activity, net	335	(2,230)
Balance at end of period	$127,559	$142,671

The following table presents a summary of changes in accretable difference on purchased loans accounted for under ASC 310-30:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$2,853	$4,418
Accretion	(4,394)	(5,311)
Accretable difference acquired	1,110	601
Adjustments to accretable difference due to:
Loans sold	—	(483)
Changes in expected future cash flows	3,491	3,628
Balance at end of period	$3,060	$2,853

The Company has the ability to borrow funds from the Federal Home Loan Bank of Atlanta ("FHLB") and from the Federal Reserve Bank of Richmond (the "Federal Reserve"). At December 31, 2016 and 2015, real estate loans with carrying values of $2.25 billion and $1.68 billion, respectively, were pledged to secure borrowing facilities from these institutions.

The Company has loan relationships with its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. Loan activity with principal officers, directors, and their affiliates during 2016 was as follows:

(Dollars in thousands)
Balance at beginning of year	$18,059
Additional borrowings	41,428
Loan repayments	(32,423)
Balance at end of year	$27,064

A summary of the changes to the allowance for loan losses, by class of financing receivable, is presented below:

For the year ended December 31, 2016	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance December 31, 2015	$13,471	$4,525	$4,586	$78	$466	$8,201	$320	$31,647
Charge-offs	(969)	(89)	(1,400)	—	—	(722)	(147)	(3,327)
Recoveries	768	1,049	852	—	53	1,645	97	4,464
Provision (1)	2,375	542	1,483	177	248	(217)	57	4,665
Change in FDIC indemnification asset (1)	(4)	(106)	(31)	—	—	216	(23)	52
Balance December 31, 2016	$15,641	$5,921	$5,490	$255	$767	$9,123	$304	$37,501

For the year ended December 31, 2015	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance December 31, 2014	$12,685	$4,311	$3,226	$103	$570	$9,313	$191	$30,399
Charge-offs	(2,366)	(127)	(285)	—	—	(2,228)	(362)	(5,368)
Recoveries	1,013	1,859	1,339	—	117	1,234	232	5,794
Provision (2)	2,087	(1,220)	486	(25)	(224)	543	249	1,896
Change in FDIC indemnification asset (2)	52	(298)	(180)	—	3	(661)	10	(1,074)
Balance December 31, 2015	$13,471	$4,525	$4,586	$78	$466	$8,201	$320	$31,647

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(0.5) million for the year ended December 31, 2016. For the year ended December 31, 2016, this resulted in an increase in the FDIC indemnification asset of $0.1 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $0.6 million.

(2)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(0.4) million for the year ended December 31, 2015. For the year ended December 31, 2015, this resulted in a decrease in the FDIC indemnification asset of $1.1 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $1.5 million.

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
Balances at December 31, 2016:	(Dollars in thousands)
Specific reserves:
Impaired loans	$607	$147	$365	$—	$—	$1,255	$1	$2,375
Purchase credit impaired loans	811	321	37	—	146	1,084	2	2,401
Total specific reserves	1,418	468	402	—	146	2,339	3	4,776
General reserves	14,223	5,453	5,088	255	621	6,784	301	32,725
Total	$15,641	$5,921	$5,490	$255	$767	$9,123	$304	$37,501

Loans:
Individually evaluated for impairment	$19,602	$3,145	$1,844	$—	$—	$14,738	$9	$39,338
Purchase credit impaired loans	73,515	11,556	1,999	—	501	39,881	107	127,559
Loans collectively evaluated for impairment	2,804,603	548,518	497,418	29,529	114,314	1,270,821	23,610	5,288,813
Total	$2,897,720	$563,219	$501,261	$29,529	$114,815	$1,325,440	$23,726	$5,455,710

Balances at December 31, 2015:
Specific reserves:
Impaired loans	$2,166	$182	$646	$—	$53	$1,562	$49	$4,658
Purchase credit impaired loans	1,176	354	47	—	5	971	6	2,559
Total specific reserves	3,342	536	693	—	58	2,533	55	7,217
General reserves	10,129	3,989	3,893	78	408	5,668	265	24,430
Total	$13,471	$4,525	$4,586	$78	$466	$8,201	$320	$31,647

Loans:
Individually evaluated for impairment	$26,498	$3,223	$1,687	$—	$825	$18,158	$129	$50,520
Purchase credit impaired loans	85,213	12,497	2,717	—	709	41,336	199	142,671
Loans collectively evaluated for impairment	2,134,304	349,289	414,712	26,773	74,487	988,964	18,151	4,006,680
Total	$2,246,015	$365,009	$419,116	$26,773	$76,021	$1,048,458	$18,479	$4,199,871

The following tables present information related to impaired loans, excluding purchased impaired loans:

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
December 31, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$7,230	$7,208	$448	$10,040	$9,993
Commercial construction	1,247	1,244	102	1,295	1,293
Commercial and industrial	1,214	1,209	265	397	396
Residential mortgage	4,921	4,885	482	4,275	4,271
Consumer and other	8	8	1	—	—
Total originated	14,620	14,554	1,298	16,007	15,953
Acquired:
Commercial real estate	1,179	1,192	159	1,224	1,236
Commercial construction	264	278	45	343	343
Commercial and industrial	235	392	100	1	—
Residential mortgage	3,913	4,396	773	1,649	1,677
Consumer and other	—	6	—	—	—
Total acquired	5,591	6,264	1,077	3,217	3,256
Total impaired loans	$20,211	$20,818	$2,375	$19,224	$19,209

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$11,750	$11,736	$1,990	$13,099	$13,068
Commercial construction	1,537	1,533	123	1,325	1,320
Commercial and industrial	1,459	1,451	575	—	—
Residential construction	343	342	42	306	306
Residential mortgage	8,159	8,141	860	2,154	2,145
Consumer and other	10	10	1	—	—
Total originated	23,258	23,213	3,591	16,884	16,839
Acquired:
Commercial real estate	1,374	1,390	175	330	331
Commercial construction	369	370	59	—	—
Commercial and industrial	232	304	71	—	—
Residential construction	109	109	11	68	588
Residential mortgage	5,302	5,632	702	2,572	2,597
Consumer and other	119	119	49	—	—
Total acquired	7,505	7,924	1,067	2,970	3,516
Total impaired loans	$30,763	$31,137	$4,658	$19,854	$20,355

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans:

	Year Ended December 31,
	2016		2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Impaired loans with allowance:	(Dollars in thousands)
Commercial real estate	$10,356	$357	$12,060	$395
Commercial construction	1,494	43	1,765	71
Commercial and industrial	1,679	56	1,405	58
Residential construction	369	5	415	14
Residential mortgage	10,988	248	9,477	186
Consumer and other	28	—	51	—
Total impaired loans with allowance	$24,914	$709	$25,173	$724
Impaired loans with no allowance:
Commercial real estate	$13,887	$428	$18,477	$524
Commercial construction	1,820	562	2,111	59
Commercial and industrial	464	—	509	—
Residential construction	68	—	118	33
Residential mortgage	6,041	42	10,262	47
Consumer and other	20	—	44	—
Total impaired loans with no allowance	$22,300	$1,032	$31,521	$663

For the years ended December 31, 2016 and 2015, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified as a troubled debt restructuring ("TDR") that remained on accrual status. The amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

At December 31, 2016 and 2015, respectively, the Company had $1.3 million and $2.5 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in progress.

The following tables present an aging analysis of the recorded investment in the Company's loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Loans
December 31, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$2,074,100	$573	$504	$—	$1,657	$2,076,834
Commercial construction	458,576	387	—	—	435	459,398
Commercial and industrial	368,025	490	—	—	772	369,287
Leases	29,529	—	—	—	—	29,529
Residential construction	92,784	418	—	—	—	93,202
Residential mortgage	592,975	2,368	425	115	3,783	599,666
Consumer and other	17,644	102	25	—	—	17,771
Total originated	3,633,633	4,338	954	115	6,647	3,645,687
Acquired:
Commercial real estate	814,277	2,816	1,556	—	2,237	820,886
Commercial construction	102,727	294	90	—	710	103,821
Commercial and industrial	130,937	713	161	—	163	131,974
Residential construction	21,613	—	—	—	—	21,613
Residential mortgage	714,386	5,473	1,036	—	4,879	725,774
Consumer and other	5,903	47	5	—	—	5,955
Total acquired	1,789,843	9,343	2,848	—	7,989	1,810,023
Total loans	$5,423,476	$13,681	$3,802	$115	$14,636	$5,455,710

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Loans
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$1,571,034	$800	$564	$—	$3,157	$1,575,555
Commercial construction	281,345	82	—	—	164	281,591
Commercial and industrial	279,116	89	21	—	269	279,495
Leases	26,773	—	—	—	—	26,773
Residential construction	59,631	—	—	—	306	59,937
Residential mortgage	480,251	1,714	203	—	2,727	484,895
Consumer and other	12,958	12	—	—	—	12,970
Total originated	2,711,108	2,697	788	—	6,623	2,721,216
Acquired:
Commercial real estate	664,153	893	1,139	—	4,275	670,460
Commercial construction	82,994	10	20	—	394	83,418
Commercial and industrial	139,130	69	250	3	169	139,621
Residential construction	15,891	—	16	—	177	16,084
Residential mortgage	552,348	3,266	1,010	—	6,939	563,563
Consumer and other	5,295	77	5	—	132	5,509
Total acquired	1,459,811	4,315	2,440	3	12,086	1,478,655
Total loans	$4,170,919	$7,012	$3,228	$3	$18,709	$4,199,871

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
Loss - Loans classified as loss are considered uncollectable and are in the process of being charged-off, as soon as practicable, once so classified.

The following tables present the recorded investment in the Company’s loans by credit quality indicator:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$2,004,386	$55,028	$17,420	$—	$—	$2,076,834
Commercial construction	451,314	5,354	2,730	—	—	459,398
Commercial and industrial	363,028	3,209	3,050	—	—	369,287
Leases	29,486	43	—	—	—	29,529
Residential construction	92,831	371	—	—	—	93,202
Residential mortgage	568,875	21,669	9,122	—	—	599,666
Consumer and other	17,426	336	9	—	—	17,771
Total originated	3,527,346	86,010	32,331	—	—	3,645,687
Acquired:
Commercial real estate	755,908	31,145	33,629	204	—	820,886
Commercial construction	87,857	6,867	8,994	103	—	103,821
Commercial and industrial	122,637	3,170	6,167	—	—	131,974
Residential construction	20,912	—	701	—	—	21,613
Residential mortgage	670,683	37,181	17,747	163	—	725,774
Consumer and other	5,875	80	—	—	—	5,955
Total acquired	1,663,872	78,443	67,238	470	—	1,810,023
Total loans	$5,191,218	$164,453	$99,569	$470	$—	$5,455,710

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015	(Dollars in thousands)
Originated:
Commercial real estate	$1,499,554	$48,775	$27,226	$—	$—	$1,575,555
Commercial construction	272,960	6,434	2,197	—	—	281,591
Commercial and industrial	270,116	4,855	4,524	—	—	279,495
Leases	26,773	—	—	—	—	26,773
Residential construction	59,265	24	648	—	—	59,937
Residential mortgage	453,544	20,440	10,911	—	—	484,895
Consumer and other	12,566	394	10	—	—	12,970
Total originated	2,594,778	80,922	45,516	—	—	2,721,216
Acquired:
Commercial real estate	596,973	31,318	42,169	—	—	670,460
Commercial construction	69,473	5,655	8,163	127	—	83,418
Commercial and industrial	127,911	3,273	8,437	—	—	139,621
Residential construction	14,541	470	1,073	—	—	16,084
Residential mortgage	504,836	38,763	19,716	248	—	563,563
Consumer and other	5,244	133	132	—	—	5,509
Total acquired	1,318,978	79,612	79,690	375	—	1,478,655
Total loans	$3,913,756	$160,534	$125,206	$375	$—	$4,199,871

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

The following tables provide a summary of loans modified as TDRs:

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2016	(Dollars in thousands)
Commercial real estate	$2,048	$173	$2,221	$125
Commercial construction	765	—	765	—
Commercial and industrial	379	—	379	37
Residential mortgage	4,492	—	4,492	286
Consumer and other	9	—	9	1
Total modifications	$7,693	$173	$7,866	$449
Number of contracts	25	4	29

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2015	(Dollars in thousands)
Commercial real estate	$5,938	$720	$6,658	$331
Commercial construction	893	46	939	16
Commercial and industrial	1,186	—	1,186	484
Residential mortgage	6,691	14	6,705	1
Consumer and other	10	—	10	564
Total modifications	$14,718	$780	$15,498	$1,396
Number of contracts	35	3	38

At December 31, 2016 and 2015, respectively, the Company had no available commitments outstanding on TDRs.

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

	Year Ended December 31,
	2016				2015
	Term	Payment	Interest Only	Total	Term	Payment	Interest Only	Combination	Total
	(Dollars in thousands)
Commercial real estate	$—	$314	$261	$575	$1,820	$—	$358	$863	$3,041
Commercial and industrial	433	—	—	433	93	419	231	—	743
Residential mortgage	—	—	271	271	149	—	—	—	149
Total modifications	$433	$314	$532	$1,279	$2,062	$419	$589	$863	$3,933

The amount of loans modified and classified as TDRs in the previous twelve months that defaulted during the years ended December 31, 2016 and 2015, respectively, were immaterial. The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Loans Held for Sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Loans held for sale at period end	$43,731	$39,470	$37,280
Proceeds from sales of mortgage loans originated for sale	359,613	367,959	292,845
Gain on sales of mortgage loans originated for sale	10,506	9,825	8,037

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents activity for goodwill and other intangible assets:

	Goodwill	Other Intangibles	Total
	(Dollars in thousands)
Balance at December 31, 2014	$69,749	$13,952	$83,701
Acquisitions	64,937	8,312	73,249
Amortization	—	(3,965)	(3,965)
Balance at December 31, 2015	134,686	18,299	152,985
Acquisitions	95,110	12,527	107,637
Amortization	—	(4,915)	(4,915)
Purchase price allocation recast - Valley	1,741	—	1,741
Purchase price allocation recast - Certus branches	3,232	—	3,232
Balance at December 31, 2016	$234,769	$25,911	$260,680

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

The Company conducted its annual impairment testing as of June 30, 2016 utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value of the banking operations reporting unit exceeded the carrying value (including goodwill) of this reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the June 2016 impairment test that have changed the Company's impairment assessment conclusion. There were no impairment charges recorded during the years ended December 31, 2016, 2015, or 2014, respectively.

The following table presents the gross carrying amount and accumulated amortization for the Company’s other intangible assets, which primarily consists of core deposit intangibles and also includes customer relationship intangibles acquired in connection with the acquisition of High Point:

	December 31,
	2016	2015
	(Dollars in thousands)
Gross carrying amount	$40,463	$27,936
Accumulated amortization	(14,552)	(9,637)
Net book value	$25,911	$18,299

At December 31, 2016, the weighted-average remaining life of the Company's other intangible assets was 5.71 years.

The following table presents estimated future amortization expense for other intangible assets:

(Dollars in thousands)
2017	$5,924
2018	5,408
2019	4,899
2020	4,126
2021	2,830
Thereafter	2,724
Total	$25,911

NOTE 7 – PREMISES AND EQUIPMENT

The following table presents a summary of the Company’s premises and equipment:

	December 31,
	2016	2015
	(Dollars in thousands)
Land and land improvements	$52,259	$35,731
Buildings and leasehold improvements	105,479	73,192
Furniture, fixtures and equipment	35,828	28,858
Construction in progress	6,828	2,879
Premises and equipment, gross	200,394	140,660
Less accumulated depreciation and amortization	(33,898)	(27,692)
Premises and equipment, net	$166,496	$112,968

Depreciation and amortization expense for the years ended December 31, 2016, 2015, and 2014 amounted to $6.6 million, $6.1 million and $5.3 million, respectively.

Premises and equipment are evaluated for potential impairment if events or changes in circumstances indicate the carrying value of an asset may not be recoverable. During the year ended December 31, 2016, the Company recorded a $0.4 million asset impairment charge related to the closing of a branch and a loan production office in South Carolina. This expense was recorded as a component of other non-interest expense on the Consolidated Statement of Income.

The Company has entered into various non-cancellable operating leases for land and buildings used in its operations that expire at various dates through 2033. Most of the leases contain renewal options and certain leases provide for periodic rate negotiation or escalation. The leases generally provide for payment of property taxes, insurance and maintenance costs by the Company. Rental expense, including month-to-month leases, reported in non-interest expense was $5.7 million, $5.5 million and $3.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, future minimum rental commitments under non-cancellable operating leases are as follows:

(Dollars in thousands)
2017	$5,460
2018	4,852
2019	4,253
2020	3,285
2021	3,040
Thereafter	14,393
Total	$35,283

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

The following table presents the fair value of the Company’s derivatives:

	December 31,
	2016			2015
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$70,777	Other assets	$1,224	$63,320	Other assets	$1,332

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate swap	$125,000	Accrued expenses and other liabilities	$557	$125,000	Accrued expenses and other liabilities	$1,085
Derivatives not designated as hedging instruments:
Interest rate swaps	$70,777	Accrued expenses and other liabilities	$1,224	$63,320	Accrued expenses and other liabilities	$1,332

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
December 31, 2016	(Dollars in thousands)
Derivative assets	$1,224	$—	$1,224	$—	$—	$2,679
Derivative liabilities	1,781	—	1,781	—	1,781	—
Total derivative instruments	$3,005	$—	$3,005	$—	$1,781	$2,679

December 31, 2015
Derivative assets	$1,332	$—	$1,332	$—	$—	$1,332
Derivative liabilities	2,417	—	2,417	—	2,417	—
Total derivative instruments	$3,749	$—	$3,749	$—	$2,417	$1,332

The Company has recorded a loss of $0.4 million, net of tax, as component of accumulated other comprehensive income at December 31, 2016 associated with the cash flow hedging instrument and expects $0.7 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months.

The following table presents the amounts recorded in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges, net of tax:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Amount of net gains (losses) recorded in OCI (effective portion)	$333	$(489)	$(1,923)
Amount of net losses reclassified from OCI to earnings (1)	—	—	286
(1) Amount recorded in interest expense on demand deposits in the Consolidated Statements of Income.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the years ended December 31, 2016, 2015, and 2014, respectively. The Company will continue to assess the effectiveness of the hedge on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At December 31, 2016, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.8 million, for which the Company has posted collateral with a fair value of $6.4 million.

NOTE 9 – DEPOSITS

The following tables present the scheduled maturities of time deposits at December 31, 2016:

	Less than $100,000	$100,000 and Greater	Total
	(Dollars in thousands)
2017	$334,038	$862,090	$1,196,128
2018	46,005	245,870	291,875
2019	13,365	36,294	49,659
2020	10,652	7,733	18,385
2021	2,997	5,019	8,016
Thereafter	—	—	—
Total	$407,057	$1,157,006	$1,564,063

NOTE 10 – BORROWINGS

The following table presents the Company’s short-term borrowings:

	December 31,
	2016	2015
	(Dollars in thousands)
Repurchase agreements (1)	$70,704	$64,373
Federal funds purchased	20,000	19,839
Advances from FHLB	77,600	4,000
Revolving credit facility	—	15,000
Total short-term borrowings	$168,304	$103,212
(1) Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $155.0 million at December 31, 2016. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

The Company has an uncollateralized 364-day revolving credit facility (the “Credit Agreement”) for an aggregate principal amount of up to $25 million at any time outstanding. The Credit Agreement matures on November 11, 2017 with an interest rate the greater of i) 3.25%, ii) the Prime Rate, or iii) the Federal Funds rate, plus 0.50%. There were no borrowings outstanding under the Credit Agreement at December 31, 2016.

Additional information on the Company’s short-term borrowings is presented in the following table:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Maximum outstanding at any month-end during the year	$168,304	$203,682	$195,941
Average outstanding balance	77,060	122,619	96,043
Average interest rate for the year	0.86%	0.47%	0.45%
Average interest rate at year end	0.79%	0.27%	0.28%

The following table presents the Company’s long-term debt:

	December 31,
	2016	2015
	(Dollars in thousands)
Advances from FHLB, net (1)	$86,626	$81,371
Subordinated notes, net (1)	70,648	70,790
Junior subordinated debentures, net (1)	44,374	36,190
Total long-term debt	$201,648	$188,351
(1) Long-term debt balances are presented net of debt issuance costs and unamortized premiums or discounts.

The Company has $84.0 million of long-term advances outstanding with the FHLB as of December 31, 2016, with maturity dates ranging from 2018 to 2021 and an average interest rate of 2.07%. At December 31, 2016, real estate loans and investment securities with carrying values of $1.79 billion and $5.7 million, respectively, were assigned under this arrangement.

The Parent Company has issued $60.0 million of 5.50% Fixed to Floating Rate Subordinated Notes (the "Subordinated Notes"), all of which are outstanding at December 31, 2016. The Subordinated Notes bear interest at a fixed rate of 5.50% per year for the first 5 years and, from October 1, 2019 to the October 1, 2024 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month LIBOR plus 359 basis points. The Subordinated Notes are redeemable by the Parent Company at any quarterly interest payment date beginning on October 1, 2019 to maturity at par, plus accrued and unpaid interest.

The Company assumed a junior subordinated note in conjunction with the Valley acquisition with an outstanding balance of $10.6 million at December 31, 2016. The junior subordinated note bears interest at a variable rate of LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%, and has a maturity date of October 15, 2023. The interest rate for the subordinated note was 5.61% at December 31, 2016.

In addition, the Company has the ability to borrow funds from the Federal Reserve utilizing the discount window and the borrower-in-custody of collateral arrangement. At December 31, 2016, commercial loans and investment securities with carrying values of $453.8 million and $2.8 million, respectively, were assigned under these arrangements. The Company had no outstanding borrowings with the Federal Reserve at December 31, 2016.

The following table details the junior subordinated debentures outstanding:

				December 31,
	Shares issued	Interest rate	Maturity date	2016	2015
				(Dollars in thousands)
BNC Bancorp Capital Trust I	5,000	LIBOR plus 3.25%	4/15/2033	$5,155	$5,155
BNC Bancorp Capital Trust II	6,000	LIBOR plus 2.80%	4/7/2034	6,186	6,186
BNC Capital Trust III	5,000	LIBOR plus 2.40%	9/23/2034	5,155	5,155
BNC Capital Trust IV	7,000	LIBOR plus 1.70%	12/31/2036	7,217	7,217
Southcoast Capital Trust III	10,000	LIBOR plus 1.50%	9/30/2035	10,310	—
Valley Financial (VA) Statutory Trust I	4,000	LIBOR plus 3.10%	6/26/2033	4,124	4,124
Valley Financial (VA) Statutory Trust II	7,000	LIBOR plus 1.49%	12/15/2035	7,217	7,217
Valley Financial Statutory Trust III	5,000	LIBOR plus 1.73%	1/30/2037	5,155	5,155
				50,519	40,209
Unamortized discount				5,970	3,833
Unamortized debt issuance costs				175	186
				$44,374	$36,190

The Company was not aware of any violations of loan covenants at December 31, 2016.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income, net of income taxes:

	Unrealized Holding Gains on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Losses on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2014	$7,089	$3,289	$(196)	$10,182
Other comprehensive loss before reclassifications	(1,333)	—	(489)	(1,822)
Reclassifications from accumulated other comprehensive income	(529)	(502)	—	(1,031)
Net current period other comprehensive loss	(1,862)	(502)	(489)	(2,853)
Balance at December 31, 2015	5,227	2,787	(685)	7,329
Other comprehensive loss before reclassifications	(4,731)	—	333	(4,398)
Reclassifications from accumulated other comprehensive income	(4)	(1,089)	—	(1,093)
Net current period other comprehensive loss	(4,735)	(1,089)	333	(5,491)
Balance at December 31, 2016	$492	$1,698	$(352)	$1,838

The following table details reclassification adjustments from accumulated other comprehensive income:

	Year Ended December 31,
Component of Accumulated Other Comprehensive Income	2016	2015	Affected Line Item in the Consolidated Statement of Income
	(Dollars in thousands)
Unrealized holding gains on investment securities available-for-sale	$5	$839	Gain (loss) on sale of investment securities, net
	(1)	(310)	Income tax expense
	4	529	Total, net of tax

Unrealized holding gains on investment securities transferred from available-for-sale to held-to-maturity (1)	1,729	797	Interest income - investment securities
	(640)	(295)	Income tax expense
	1,089	502	Total, net of tax
Total reclassifications for the period	$1,093	$1,031

(1)
The amortization of the unrealized holding gains in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and fair value of the investment securities at the date of transfer. Both components are amortized as an adjustment of yield.

NOTE 12 - FAIR VALUE MEASUREMENT

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

Investment securities available-for-sale – At June 30, 2016, the Company transferred $5.4 million of equity securities available-for-sale from Level 2 of the fair value hierarchy to Level 1, as the Company concluded the trading volume for these securities has increased and the Company believes there is an active market for determining the fair value of identical securities. The Company classifies the entire equity securities portfolio as Level 1 valuation. The Company utilizes a third-party pricing service to determine the fair value of the remainder of the investment securities available-for-sale. At December 31, 2016, the Company changed the methodology for pricing the remainder of the investment securities available-for-sale to solely use observable transactions of comparable securities. Previously, the third-party pricing was based on a range of observable market inputs, which included benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers and reference data obtained from market research publications. The valuation of mortgage-backed securities also included new issue data, monthly payment information and “To Be Announced” prices. The valuation of state and municipal securities also included the use of material event notices. This change in methodology led to a $4.1 million reduction in the fair value of investment securities available-for-sale. The Company has determined that both valuation methodologies utilize Level 2 valuation inputs.

Derivative assets and liabilities – The values of derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company has determined the fair value of derivative instruments utilize Level 2 inputs.

The following tables present information about certain assets and liabilities measured at fair value on a recurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2016	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$25,394	$—	$25,394	$—
State and municipals	208,705	—	208,705	—
Corporate debt securities	50,838	—	50,838	—
Asset backed securities	163,751	—	163,751	—
Equity securities	15,535	10,272	5,263	—
Mortgage-backed securities:
Residential government sponsored	113,949	—	113,949	—
Other government sponsored	952	—	952	—
Total investment securities available-for-sale	579,124	10,272	568,852	—
Derivative instruments:
Interest rate swaps - not designated	1,224	—	1,224	—
Total derivative instruments	1,224	—	1,224	—
Total assets measured at fair value on a recurring basis	$580,348	$10,272	$570,076	$—
Liabilities:
Interest rate swap - cash flow hedge	$557	$—	$557	$—
Interest rate swaps - not designated	1,224	—	1,224	—
Total liabilities measured at fair value on a recurring basis	$1,781	$—	$1,781	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2015	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$12,327	$—	$12,327	$—
State and municipals	180,618	—	180,618	—
Corporate debt securities	47,703	—	47,703	—
Other debt securities	138,747	—	138,747	—
Equity securities	11,273	637	10,636	—
Mortgage-backed securities:
Residential government sponsored	97,777	—	97,777	—
Other government sponsored	1,695	—	1,695	—
Total investment securities available-for-sale	490,140	637	489,503	—
Derivative instruments:
Interest rate swap - not designated	1,332	—	1,332	—
Total derivative instruments	1,332	—	1,332	—
Total assets measured at fair value on a recurring basis	$491,472	$637	$490,835	$—
Liabilities:
Interest rate swap - cash flow hedge	$1,085	$—	$1,085	$—
Interest rate swap - not designated	1,332	—	1,332	—
Total liabilities measured at fair value on a recurring basis	$2,417	$—	$2,417	$—

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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2016	(Dollars in thousands)
Loans held for sale	$43,731	$—	$43,731	$—
Impaired loans	162,121	—	—	162,121
OREO	26,489	—	—	26,489
Total assets measured at fair value on a nonrecurring basis	$232,341	$—	$43,731	$188,610

December 31, 2015
Loans held for sale	$39,470	$—	$39,470	$—
Impaired loans	185,974	—	—	185,974
OREO	32,561	—	—	32,561
Total assets measured at fair value on a nonrecurring basis	$258,005	$—	$39,470	$218,535

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2016:

Description	Fair Value (in thousands)	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$162,121	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%
OREO	26,489	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2016	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$260,182	$260,182	$260,182	$—	$—
Investment securities available-for-sale	579,124	579,124	10,272	568,852	—
Investment securities held-to-maturity	317,662	312,808	—	312,808	—
Federal Home Loan Bank stock	13,180	13,180	—	13,180	—
Loans held for sale	43,731	43,731	—	43,731	—
Loans receivable, net	5,418,209	5,444,530	—	5,282,409	162,121
Accrued interest receivable	22,020	22,020	—	22,020	—
Investment in bank-owned life insurance	202,005	202,005	—	202,005	—
Interest rate swaps - not designated	1,224	1,224	—	1,224	—
Financial liabilities:
Demand deposits and savings	4,518,914	4,518,914	—	4,518,914	—
Time deposits	1,564,063	1,575,697	—	1,575,697	—
Short-term borrowings	168,304	168,304	—	168,304	—
Long-term debt	201,648	190,851	—	190,851	—
Accrued interest payable	2,273	2,273	—	2,273	—
Interest rate swap - cash flow hedge	557	557	—	557	—
Interest rate swaps - not designated	1,224	1,224	—	1,224	—

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2015	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$204,238	$204,238	$204,238	$—	$—
Investment securities available-for-sale	490,140	490,140	637	489,503	—
Investment securities held-to-maturity	244,417	249,679	—	249,679	—
Federal Home Loan Bank stock	8,171	8,171	—	8,171	—
Loans held for sale	39,470	39,470	—	39,470	—
Loans receivable, net	4,168,224	4,228,455	—	4,042,481	185,974
Accrued interest receivable	18,055	18,055	—	18,055	—
FDIC indemnification asset	1,909	1,909	—	—	1,909
Investment in bank-owned life insurance	116,806	116,806	—	116,806	—
Interest rate swaps - not designated	1,332	1,332	—	1,332	—
Financial liabilities:
Demand deposits and savings	3,143,369	3,143,369	—	3,143,369	—
Time deposits	1,598,838	1,611,707	—	1,611,707	—
Short-term borrowings	103,212	103,212	—	103,212	—
Long-term debt	188,351	183,062	—	183,062	—
Accrued interest payable	2,002	2,002	—	2,002	—
Interest rate swap - cash flow hedge	1,085	1,085	—	1,085	—
Interest rate swaps - not designated	1,332	1,332	—	1,332	—

The following methods and assumptions were used to estimate the fair value of financial instruments that have not been previously discussed:

Cash and cash equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair value of those assets.

Investment securities held-to-maturity - The Company utilizes a third-party pricing service to determine the fair value of investment securities held-to-maturity. At December 31, 2016, the Company changed the methodology for pricing investment securities held-to-maturity to solely use observable transactions of comparable securities. Previously, investment securities held-to-maturity were valued based on a range of observable market inputs, which included benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers and reference data obtained from market research publications.

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

NOTE 13 – REGULATORY CAPITAL

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about component risk weightings and other factors. At December 31, 2016 and 2015 the Company’s and the Bank’s Tier 1 and total capital ratios and their Tier 1 leverage ratios exceeded minimum requirements.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of CET1 capital, Tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer, which was effective beginning January 1, 2016, is 0.625% of risk-weighted assets, and will increase each year until fully implemented at 2.50% on January 1, 2019. When fully phased in on January 1, 2019, Basel III will require (i) a minimum ratio of CET1 capital to risk-weighted assets of at least 4.50%, plus a 2.50% capital conservation buffer, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, plus the capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.00%, plus the 2.50% capital conservation buffer and (iv) a minimum leverage ratio of 4.00%.

The following tables present BNC’s regulatory capital ratios:

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016	(Dollars in thousands)
Total capital (to total risk-weighted assets)	$757,413	12.37%	$528,305	8.625%	$612,528	10.00%
Tier 1 capital (to total risk-weighted assets)	719,663	11.75%	405,800	6.625%	490,022	8.00%
Tier 1 leverage (to total adjusted quarterly average assets)	719,663	10.45%	275,513	4.00%	344,391	5.00%
CET1 (to total risk-weighted assets)	719,663	11.75%	313,921	5.125%	398,143	6.50%

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015	(Dollars in thousands)
Total capital (to risk weighted assets)	$548,238	11.61%	$377,812	8.00%	$472,265	10.00%
Tier 1 capital (to risk weighted assets)	516,547	10.94%	283,359	6.00%	377,812	8.00%
Tier 1 capital (to average assets)	516,547	9.80%	210,868	4.00%	263,585	5.00%
CET1 (to total risk-weighted assets)	516,547	10.94%	212,519	4.50%	306,973	6.50%

The following table presents the Company’s regulatory capital ratios:

	December 31,
	2016	2015
Total capital (to total risk-weighted assets)	13.03%	12.19%
Tier 1 capital (to total risk-weighted assets)	11.28%	10.05%
Tier 1 leverage (to total adjusted quarterly average assets)	10.03%	9.01%
CET1 (to total risk-weighted assets)	10.54%	9.32%

NOTE 14 – INCOME TAXES

The following tables present the Company’s income tax expense:

	Year Ended December 31,
	2016	2015	2014
Current income tax expense:	(Dollars in thousands)
Federal	$13,083	$5,234	$9,159
State	2,290	2,342	1,257
Total current income tax expense	15,373	7,576	10,416
Deferred income tax expense (benefit):
Federal	10,330	9,161	(1,181)
State	1,241	2,012	1,130
Total deferred income tax expense (benefit)	11,571	11,173	(51)
Total income tax expense	$26,944	$18,749	$10,365

The following tables present the difference between income tax expense and the amount computed by applying the statutory income tax rate:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Tax at statutory federal tax rate	$31,450	$22,120	$13,517
Federal income tax revaluation	—	(1,182)	—
State income tax, net of federal benefit	1,908	2,406	1,575
State income tax revaluation, net of federal benefit	388	424	—
Tax exempt interest income	(5,077)	(4,752)	(4,485)
Income from life insurance	(1,777)	(958)	(810)
Capital loss carryforward expiration	—	1,444	—
Change in valuation allowance	(455)	(1,462)	—
Non-deductible merger and acquisition expenses	572	375	411
Other	(65)	334	157
Total income tax expense	$26,944	$18,749	$10,365

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2016	2015
Deferred income tax assets:	(Dollars in thousands)
Allowance for loan losses	$12,762	$10,727
Net operating loss carryforwards	10,627	6,574
Deferred compensation	9,257	3,738
Unrealized loss on derivatives	206	401
OREO writedowns	8,656	4,975
AMT credit carryforward	11,988	13,555
FDIC acquisitions	—	3,428
Interest on nonaccrual loans	—	424
Stock-based compensation	1,665	1,320
Fair value adjustments from acquisitions	14,236	14,374
Other	4,548	1,991
Total deferred income tax assets	73,945	61,507
Deferred income tax liabilities:
Premises and equipment	5,144	4,162
Leasing activities	1,928	873
Unrealized gains on investment securities and derivatives	1,286	4,706
Deferred loan costs and fees	4,960	3,159
Core deposit intangibles	8,659	6,153
FDIC acquisitions	680	—
Other	1,435	2,036
Total deferred income tax liabilities	24,092	21,089
Less valuation allowance	989	1,444
Net deferred income tax asset	$48,864	$38,974

The valuation allowance of $1.0 million at December 31, 2016 relates to the net operating loss carryforwards and capital loss carryforwards obtained from business combinations for which realizability is uncertain. The reduction in valuation allowance from 2015 was due to the use of a capital loss carryforward that was previously fully reserved under the valuation allowance.

In assessing the realizability of the Company's deferred income tax asset, the Company considered whether it is more likely than not that some portion or all of the deferred income tax asset will not be realized in accordance with the guidance provided by ASC 740. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the weight of available evidence, the Company determined that it is more likely than not that it will be able to realize the benefits of the deferred income tax asset, net of valuation allowance, at December 31, 2016.

At December 31, 2016, the Company had net operating loss and other carryforwards of approximately $26.1 million available to offset future taxable income, which begin expiring in 2029.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company did not have an accrual for uncertain tax positions at December 31, 2016 or 2015.

We are subject to routine audits of our tax returns by the Internal Revenue Service and various state taxing authorities. With few exceptions, we are no longer subject to Federal and state income tax examinations by tax authorities for years before 2013. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

The following table presents the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk:

	December 31,
	2016	2015
	(Dollars in thousands)
Commitments under unfunded loans and lines of credit	$1,448,453	$1,010,497
Letters of credit	14,611	14,213

We invest as a limited partner in partnerships that operate qualified affordable housing or invest in emerging companies in our geographic region. These limited partnership structures are considered to be variable interest entities ("VIEs") because the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary of the VIEs and do not consolidate them. Our investments in these partnerships are recorded in other assets on the Consolidated Balance Sheets. The Company has commitments to invest up to $18.3 million in these VIEs, of which $13.1 million was unfunded at December 31, 2016. At December 31, 2016, our maximum exposure to loss was our $5.2 million recorded investment.

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

NOTE 16 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At December 31, 2016, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013 Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). The 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. The Company had 66,000 Rights issued under the 2006 Omnibus Plan, 861,933 Rights issued and 354,105 Rights available for grants or awards under the 2013 Omnibus Plan, and 44,236 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

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

A summary of the Company’s stock option activity for the year ended December 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding at December 31, 2015	152,571	$9.69
Issued	—	—
Exercised	82,125	9.58
Forfeited or expired	—	—
Outstanding at December 31, 2016	70,446	$9.82	1.53	$1,555
Exercisable at December 31, 2016	70,422	$9.82	1.53	$1,555

The related compensation expense recognized for stock options, the intrinsic value of stock option exercised, and the grant-date fair value of options that vested was immaterial for the years ended December 31, 2016, 2015, and 2014, respectively.

Net cash received from stock option exercises under all share-based payment arrangements for the years ended December 31, 2016, 2015, and 2014 was $0.7 million, $1.8 million, and $0.2 million, respectively. The actual tax benefit realized for income tax deductions from stock option exercises was $0.7 million, $0.3 million and $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the year ended December 31, 2016 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2015	516,088	$15.78
Granted	523,265	29.26
Vested	(133,727)	14.31
Forfeited	(4,900)	19.94
Unvested at December 31, 2016	900,726	$23.80

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The Company recognized compensation expense of $3.5 million, $2.7 million and $2.2 million for restricted stock awards for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, there was $17.6 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.51 years. The grant-date fair value of restricted stock grants vested was $1.9 million, $1.7 million and $1.7 million during the years ended December 31, 2016, 2015, and 2014, respectively.

Qualified Profit Sharing 401(k) Plan - The Company maintains a qualified profit sharing 401(k) plan for employees 20.5 years of age or over which covers substantially all employees. Under the plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. Prior to January 1, 2015, the Company matched 50% of the employee contributions up to 6% of the participant's contribution. Effective January 1, 2015, the Company's match of participant contributions increased to 100% up to 3% of the participant's contributions and 50% on 4% and 5% of participant's contributions. The plan provides that employees' contributions are 100% vested at all times and, prior to January 1, 2015, the Company's contributions vested at 20% each year after the second year of service. Effective January 1, 2015, the Company's contributions, both past and future, were immediately vested at 100%. The expense related to the 401(k) plan for the years ended December 31, 2016, 2015, and 2014 was $2.3 million, $2.0 million and $1.0 million, respectively.

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

Director and Executive Officer Benefit Plans - The Company has Salary Continuation Agreements and supplemental retirement benefits with its chief executive officer and certain other officers. The Salary Continuation Agreements provide for lifetime benefits to be paid to each executive with the payment amounts varying upon different retirement scenarios, such as normal retirement, early termination, disability, or change in control. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Provisions for the years ended December 31, 2016, 2015, and 2014 totaled $4.6 million, $0.5 million and $0.4 million, respectively. The corresponding liability related to these benefit plans was $11.6 million and $7.9 million as of December 31, 2016 and 2015, respectively.

The Company also has a deferred compensation plan for its directors. Expense provided under the plan totaled $0.2 million, $0.5 million and $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. Since 2003, directors have had the option to invest amounts deferred in Company common stock that is held in a rabbi trust established for that purpose. At December 31, 2016 and 2015, the trust held 361,055 and 367,885 shares of Company common stock, respectively.

NOTE 17 – PARENT COMPANY FINANCIAL DATA

The following are condensed financial statements of the Parent Company as of and for the years ended December 31, 2016, 2015, and 2014:

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
Assets	(Dollars in thousands)
Cash and due from banks	$30,808	$39,888
Investment in bank subsidiary	980,483	674,004
Investment in other subsidiaries	3,338	1,609
Other assets	2,521	387
Total assets	$1,017,150	$715,888

Liabilities and shareholders' equity
Short-term borrowings	$—	$15,000
Long-term debt	115,021	108,207
Other liabilities	247	534
Total liabilities	115,268	123,741

Shareholders' equity:
Common stock, no par value	709,935	448,728
Common stock, non-voting, no par value	33,507	33,507
Retained earnings	156,602	102,583
Stock in directors rabbi trust	(4,737)	(4,753)
Directors deferred fees obligation	4,737	4,753
Accumulated other comprehensive income	1,838	7,329
Total shareholders' equity	901,882	592,147
Total liabilities and shareholders' equity	$1,017,150	$715,888

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Dividends from bank subsidiary	$—	$11,100	$29,612
Equity in undistributed earnings of bank subsidiary	67,907	38,779	3,336
Other income	688	662	647
Interest expense	5,487	4,596	2,796
Other expense	195	1,495	1,409
Net income	$62,913	$44,450	$29,390

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Operating activities	(Dollars in thousands)
Net income	$62,913	$44,450	$29,390
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(67,907)	(38,779)	(3,336)
Amortization	251	157	452
Decrease (increase) in other assets	297	118	(1,323)
(Decrease) increase in other liabilities	(43,537)	(420)	828
Net cash (used in) provided by operating activities	(47,983)	5,526	26,011
Investing activities
Investment in subsidiaries	(1,419)	(39,695)	(37,903)
Net cash received from acquisitions	4,493	1,289	—
Net cash provided by (used in) investing activities	3,074	(38,406)	(37,903)
Financing activities
Net (decrease) increase in short-term borrowings	(15,000)	15,000	—
Net (decrease) increase in long-term debt	(120)	(190)	31,125
Issuance of common stock	59,843	57,563	—
Common stock issued from exercise of stock options, net of tax	720	1,776	173
Common stock issued pursuant to dividend reinvestment plan	276	301	336
Common stock repurchased	—	(3,622)	(5,081)
Common stock repurchased in lieu of income taxes	(996)	(699)	(598)
Cash dividends paid, net of accretion	(8,894)	(7,078)	(5,738)
Net cash provided by financing activities	35,829	63,051	20,217
Net (decrease) increase in cash and cash equivalents	(9,080)	30,171	8,325
Cash and cash equivalents, beginning of period	39,888	9,717	1,392
Cash and cash equivalents, end of period	$30,808	$39,888	$9,717

Note 18 — Subsequent Event
On January 22, 2017, the Company and Pinnacle entered into an Agreement and Plan of Merger, pursuant to which Pinnacle will acquire the Company. Pinnacle will acquire 100% of the outstanding shares of the Company in exchange for shares of Pinnacle’s common stock. The exchange ratio has been fixed at 0.5235 shares of Pinnacle’s common stock for each share of the Company’s common stock. The transaction is expected to close during the third quarter of 2017, subject to shareholder and regulatory approval and other customary closing conditions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2016, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company’s internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm which audited the financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which is contained in this Annual Report. The Report of Independent Registered Public Accounting Firm, which includes the attestation report on our internal control over financial reporting, is included with the financial statements in Part II, Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers. The information concerning our directors and named executive officers required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Exchange Act by our directors, officers, and ten percent shareholders required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees, including its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of our Code of Business Conduct and Ethics adopted by our Board of Directors may be found on BNC’s website: www.bncbanking.com.

In the event that we make any amendment to, or grant any waivers of, a provision of its Code of Business Conduct and Ethics that applies to the principal executive officer or senior financial officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver by filing a Form 8-K with the SEC.

The information regarding our Nominating and Corporate Governance Committee and Audit Committee required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information concerning compensation and other matters required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

The information required to be disclosed under Item 201(d) of Regulation S-K is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accounting fees and services required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders, a copy of which will be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of BNC Bancorp and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated Balance Sheets — December 31, 2016 and 2015
Consolidated Statements of Income — Years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income — Years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Shareholders' Equity — Years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows — Years ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements — Years ended December 31, 2016, 2015, and 2014

(a)(2)    List of Financial Schedules

All schedules are omitted as they are not applicable or the required information is shown under Item 8 — Financial Statements and Supplementary Data.

(a)(3)    Exhibits

The list of exhibits filed as a part of this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

(b)    Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(c)    Separate Financial Statements and Schedules

Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNC BANCORP

Date: February 27, 2017	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Callicutt II	President, Chief Executive	February 27, 2017
Richard D. Callicutt II	Officer and Director

/s/ David B. Spencer	Senior Executive Vice President and	February 27, 2017
David B. Spencer	Chief Financial Officer (Principal
Financial Officer)

/s/ Ronald J. Gorczynski	Executive Vice President and	February 27, 2017
Ronald J. Gorczynski	Chief Accounting Officer (Principal
Accounting Officer)

/s/ W. Swope Montgomery, Jr.	Director	February 27, 2017
W. Swope Montgomery, Jr.

/s/ Lenin J. Peters, M.D.	Director	February 27, 2017
Lenin J. Peters, M.D.

/s/ Thomas R. Smith, CPA	Director	February 27, 2017
Thomas R. Smith, CPA

/s/ Joseph M. Coltrane, Jr.	Director	February 27, 2017
Joseph M. Coltrane, Jr.

/s/ Charles T. Hagan III	Director	February 27, 2017
Charles T. Hagan III

/s/ G. Kennedy Thompson	Director	February 27, 2017
G. Kennedy Thompson

/s/ Thomas R. Sloan	Director	February 27, 2017
Thomas R. Sloan

/s/ Robert A. Team, Jr.	Director	February 27, 2017
Robert A. Team, Jr.

/s/ D. Vann Williford	Director	February 27, 2017
D. Vann Williford

/s/ Richard F. Wood	Director	February 27, 2017
Richard F. Wood

/s/ James T. Bolt, Jr.	Director	February 27, 2017
James T. Bolt, Jr.

/s/ Elaine M. Lyerly	Director	February 27, 2017
Elaine M. Lyerly

/s/ John S. Ramsey, Jr.	Director	February 27, 2017
John S. Ramsey, Jr.

/s/ Abney S. Boxley, III	Director	February 27, 2017
Abney S. Boxley, III

/s/ Matthew W. McInnis	Director	February 27, 2017
Matthew W. McInnis

EXHIBIT INDEX

Exhibit No.	Description
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

2.4
Agreement and Plan of Merger, dated as of June 4, 2014, by and between Harbor Bank Group, Inc. and BNC Bancorp, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on June 5, 2014.

2.5
Agreement and Plan of Merger, dated as of November 17, 2014, by and between Valley Financial Corporation and BNC Bancorp, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on November 17, 2014.

2.6
Purchase and Assumption Agreement, dated June 1, 2015, by and between Bank of North Carolina and CertusBank, N.A., incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on June 1, 2015.

2.7
Agreement and Plan of Merger, dated August 14, 2015, by and between Southcoast Financial Corporation and BNC Bancorp, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 14, 2015.

2.8
Agreement and Plan of Merger, dated November 13, 2015, by and between High Point Bank Corporation and BNC Bancorp, incorporated by reference to Exhibit 2.1 to the Form 8-K/A filed with the SEC on November 17, 2015.

2.9	Mutual Waivers, dated March 22, 2016, by and between BNC Bancorp and Southcoast Financial Corporation, incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on March 25, 2016.
2.10
Agreement and Plan of Merger, dated January 22, 2017, by and between Pinnacle Financial Partners, Inc. and BNC Bancorp and Blue Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on January 23, 2017.

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

10.8
Restricted Stock Grant Agreement, between BNC Bancorp, Bank of North Carolina, and Richard D. Callicutt II, dated October 2, 2012, incorporated by reference to Exhibit 10.26 to the Form 10-K filed with the SEC on March 18, 2013.*

10.9
Restricted Stock Grant Agreement, between BNC Bancorp, Bank of North Carolina, and David B. Spencer, dated October 2, 2012, incorporated by reference to Exhibit 10.27 to the Form 10-K filed with the SEC on March 18, 2013.*

10.10
Consulting Agreement, dated as of April 10, 2013, by and among W. Swope Montgomery, Jr., BNC Bancorp and Bank of North Carolina, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 15, 2013.*

10.11
Restricted Stock Grant Agreement, dated effective as of April 30, 2013, between BNC Bancorp and Richard D. Callicutt II, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on August 9, 2013.*

10.12
Restricted Stock Grant Agreement, dated effective as of April 30, 2013, between BNC Bancorp and David B. Spencer, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed with the SEC on August 9, 2013.*

10.13	Term Loan Agreement, dated as of April 26, 2013, among BNC Bancorp and Synovus Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 30, 2013.
10.14	BNC Bancorp 2013 Omnibus Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 23, 2013.*
10.15
Employment Agreement, dated as of June 28, 2013, among BNC Bancorp, Bank of North Carolina and Richard D. Callicutt II, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2013.*

10.16
Employment Agreement, dated as of June 28, 2013, among BNC Bancorp, Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on July 3, 2013.*

10.17	BNC Bancorp Executive Incentive Program, effective January 1, 2014, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 12, 2014.*
10.18	Form of Director Restricted Stock Award, incorporated by reference to Exhibit 10.31 to the Form 10-K filed with the SEC on March 13, 2014.*
10.19
Change in Control Severance Agreement, dated effective as of March 12, 2014, by and between Ronald J. Gorczynski and BNC Bancorp, incorporated by reference to Exhibit 10.32 to the Form 10-K filed with the SEC on March 13, 2014.*

10.20
Common Stock Share Exchange Agreement, dated November 25, 2014, among BNC Bancorp, Patriot Financial Partners, L.P., and Patriot Financial Partners Parallel, L.P., incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 1, 2014.

10.21	Credit Agreement, dated November 14, 2014, between BNC Bancorp and Synovus Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 14, 2014.
10.22
First Amendment to Credit Agreement, dated November 13, 2015, by and between BNC Bancorp and Synovus Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 17, 2015.

10.23	Award Letter to Richard D. Callicutt II from BNC Bancorp, dated January 21, 2014, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 12, 2014.*

10.24	Award Letter to David B. Spencer from BNC Bancorp, dated January 21, 2014, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on May 12, 2014.*
10.25
Restricted Stock Grant Agreement, dated as of October 20, 2014, between BNC Bancorp and Richard D. Callicutt II, incorporated by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on February 27, 2015.*

10.26
Restricted Stock Grant Agreement, dated as of October 20, 2014, between BNC Bancorp and David B. Spencer, incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on February 27, 2015.*

10.27
Restricted Stock Unit Award Agreement, dated as of September 30, 2015, between BNC Bancorp and Ronald J. Gorczynski, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 9, 2015.*

10.28	Form of Employee Restricted Stock Unit Award, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 9, 2015.*
10.29
Termination Agreement Among the Federal Deposit Insurance Corporation, as Receiver of Beach First National Bank, Myrtle Beach, South Carolina, and Blue Ridge Savings Bank, Inc., Asheville, North Carolina, and Bank of North Carolina, dated as of May 2, 2016, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 5, 2016.

10.30	Form of Director Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 8, 2016.*
10.31
Second Amendment to 364-Day Revolving Credit Agreement, dated as of November 10, 2016, by and among BNC Bancorp and Synovus Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 10, 2016.

10.32
Salary Continuation Agreement, dated as of December 12, 2016, by and between Bank of North Carolina and Richard D. Callicutt II, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 16, 2016.*

10.33
Salary Continuation Agreement, dated as of December 12, 2016, by and between Bank of North Carolina and David B. Spencer, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 16, 2016.*

10.34
Salary Continuation Agreement, dated as of December 12, 2016, by and between Bank of North Carolina and Ronald J. Gorczynski, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 16, 2016.*

10.35
Endorsement Split Dollar Agreement, dated as of December 12, 2016, by and between Bank of North Carolina and Ronald J. Gorczynski, incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on December 16, 2016.*

10.36	Restricted Stock Grant Agreement, made and entered into effective as of December 31, 2016, by and between BNC Bancorp and Richard D. Callicutt II*
10.37	Restricted Stock Grant Agreement, made and entered into effective as of December 31, 2016, by and between BNC Bancorp and David B. Spencer*
21	Subsidiaries of BNC Bancorp.
23	Consent of Cherry Bekaert LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley-Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.