Form 10-K/A
period 2016-12-31
BNC BANCORP
filed 2017-03-24
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

BNC BANCORP
2016 FORM 10-K/A TABLE OF CONTENTS

Unless this Amendment No. 1 to the Annual Report on Form 10-K indicates otherwise, or the context otherwise requires, the terms “we,” “our,” “us,” and “the Company,” as used herein refer to BNC Bancorp and its subsidiaries, including Bank of North Carolina d/b/a BNC Bank, which we sometimes refer to as “the Bank” or "BNC."
EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 originally filed on February 27, 2017 (the “Original Filing”). We are filing this Amendment to present the information required by Part III of Form 10-K as we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director Information

James T. Bolt, Jr., age 68, formerly an Executive Vice President of the Bank, retired on December 31, 2014. He served as the Chief Executive Officer and President of First Trust Bank ("First Trust") for 13 years and, on December 1, 2012, joined the Board of Directors (the "Board") of the Company and the Bank after the Bank acquired First Trust in 2012. Mr. Bolt has 43 years of banking experience and served as President and CEO of First Trust for 13 years. He received a B.S. in Business Administration from East Carolina University. Mr. Bolt is also a graduate of Stonier Graduate School of Banking and the North Carolina Banking Association (“NCBA”) Directors College. He is active in civic and charitable endeavors and currently serves as a member of the North Carolina Banking Commission. The Board believes that Mr. Bolt’s strong experience in the financial services sector, institutional knowledge, and leadership attributes qualify him to serve on the Board.
Abney S. Boxley III, age 59, has been a director of the Company and the Bank since the acquisition of Valley Financial Corporation (“Valley”) in July 2015. A native of Roanoke, Virginia, Mr. Boxley has been President and Chief Executive Officer of Boxley Materials Company, a construction materials producer, since 1988. As Chief Executive Officer of Boxley Materials Company, Mr. Boxley has extensive financial management, governance, and strategic analysis experience and has been involved in numerous merger and acquisition activities. His recent experience includes service on two additional audit committees as well as board oversight in a broad range of business and cultural organizations. Mr. Boxley was a founding director of Valley and Valley Bank, and served as Chairman of the Valley Board and Chairman of the Executive Committee. In addition to the Company and the Bank, Mr. Boxley has served as director of the following entities during the past five years: Valley, Valley Bank, Boxley Materials Company, Graham-White Manufacturing, Carilion Clinic, Episcopal High School, Alexandria, VA, Virginia Foundation for the Arts and Sciences/Center in the Square, the Business Council, Roanoke Regional Partnership, and the Roanoke Valley Development Foundation. Since 1994, Mr. Boxley has served on the board of directors of RGC Resources, Inc., where he serves on the audit committee and the compensation committee. He received his B.A. in Economics from Washington and Lee University and his M.B.A. from the University of Virginia. The Board believes that Mr. Boxley’s deep understanding of mergers and acquisitions, business development, and institutional knowledge of the financial services sector qualify him to serve on the Board.

Richard D. Callicutt II, age 58, is the President and Chief Executive Officer of the Company and the Bank. He has been employed by the Bank since 1991 and the Company since its organization in 2002. He has served as a director of the Company and the Bank since 2003 and has over 30 years of banking experience. Mr. Callicutt earned a B.S. degree from High Point University. He has attended numerous seminars and Directors College with the NCBA. The Board believes that Mr. Callicutt’s strong leadership as President and Chief Executive Officer, executive experience, deep institutional knowledge and perspective regarding the Company’s strengths, weaknesses, and opportunities qualify him to serve on the Board.

Joseph M. Coltrane, Jr., age 70, is retired, but serves as “of counsel” with the law firm Coltrane, Grubbs & Whatley, PLLC. He has served as a director of the Company and the Bank since 2002 and has over 20 years of banking experience in total as a director. Mr. Coltrane earned a B.A. in Journalism and a law degree (J.D.) from the University of North Carolina at Chapel Hill. He has completed several hundred hours of legal and continuing education sponsored by the North Carolina Bar Association and the UNC Banking Institute, and has attended Director Assemblies and the Advanced Directors College offered by the NCBA and the office of the North Carolina Commissioner of Banks. The Board believes that Mr. Coltrane’s substantial business experience with family-owned real estate investment firms, his extensive knowledge of the Winston-Salem, Greensboro and High Point banking and business communities and markets, and his strong risk management skills qualify him to serve on the Board.

Charles T. Hagan III, age 68, is an attorney and has been a member of Hagan Barrett & Langley PLLC from May 2007 to the present. Prior to May 2007, he was an attorney and member at Nexsen, Pruet, Adams, Kleemeier PLLC. He has served as a director of the Company and the Bank since 2006 and has over 10 years of banking experience. Mr. Hagan earned a B.A. degree from the University of North Carolina at Chapel Hill and a J.D. from Wake Forest University. He has attended Director Assemblies, Directors College and numerous seminars with the NCBA. The Board believes that Mr. Hagan’s leadership skills, work experience and strong risk management skills qualify him to serve on the Board.
Elaine M. Lyerly, age 65, serves as the Chief Executive Officer and is the majority shareholder of Lyerly Agency, Inc., a marketing and public relations company, and is the majority member of Buffalo Girls, LLC. She joined the Board of the Bank after the Bank’s acquisition of First Trust in 2012 and joined the Company’s Board in 2013. She served on the First Trust Board of Directors from 1998 to 2012 and chaired that company’s audit committee. Ms. Lyerly also served as a member of the board of governors and vice chair of the National American Red Cross and serves on the International Movement Council. Ms. Lyerly has an Associates Degree from Central Piedmont Community College and has attended the NCBA Directors College. The Board believes that Ms. Lyerly’s thorough knowledge of business operations and strategy, together with her broad experience related to financial and corporate governance matters, qualify her to serve on the Board.
Matthew W. McInnis, age 32, is a strategic consultant for the Bank. Mr. McInnis serves as a member of the Executive Committee and acts as the Chairman of the Bank's Trust Committee. Mr. McInnis joined the Board of the Company and the Bank after the Bank acquired High Point Bank Corporation ("High Point") in 2016. Mr. McInnis previously served as Executive Vice President of High Point from 2014 to 2016 and served as Chief Strategy Officer. Mr. McInnis also served on the High Point Board of Directors from 2015 to 2016, acting as a member of the High Point Trust and Credit Committees, respectively, as well as serving on the Board of Directors of HPB Insurance, a subsidiary of High Point. Previously, Mr. McInnis was a student at Columbia Business School from 2012 to 2014 and was employed at SunTrust Bank as a Commercial Lender in the Washington, DC metro market from 2006 to 2012. The Board believes that Mr. McInnis' experience in the financial services sector and his leadership skills qualify him to serve on the Board.

Lenin J. Peters, M.D., age 65, is the President of Bethany Medical Center. He has served as a director of the Bank since 1991 and of the Company since 2002 and has over 25 years of experience as a director of financial institutions. Dr. Peters earned his medical degree from the University of Pittsburgh, Pennsylvania. He has attended several financial and corporate governance courses from the Wharton School of Business. The Board believes that Dr. Peters’ experience as a long-standing director and his broad knowledge of the Company and its business activities qualify him to serve on the Board.
W. Swope Montgomery, Jr., age 68, is retired. Mr. Montgomery is the former President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. He has served as a director of the Bank since 1991 and of the Company since 2002 and has over 40 years of banking experience. Mr. Montgomery retired from his positions with the Company and the Bank in June 2013 but remains on the Board as Vice Chairman. He earned a B.A. degree from the University of North Carolina at Chapel Hill and has attended numerous seminars and Directors College with the NCBA. The Board believes that Mr. Montgomery’s strong leadership and deep institutional knowledge and perspective regarding the Company’s strengths, weaknesses, and opportunities qualify him to serve on the Board.
John S. Ramsey, Jr., age 68, is a self-employed business consultant and a former director of KeySource Financial, Inc. (“KeySource”). He joined the Board of the Company and the Bank after the Company acquired KeySource in 2012. Mr. Ramsey has worked in the insurance industry since 2008. During his tenure with KeySource, he was chairman of the board of directors and also served on the executive, audit, compensation, ALCO, and loan committees. Mr. Ramsey has over 40 years of banking experience. He received a B.S. in Business Administration from the University of South Carolina and has attended the NCBA Directors College and numerous NCBA seminars.
Thomas R. Sloan, age 72, is retired. Mr. Sloan serves as Chairman of the Board of the Company and the Bank. He was previously employed as an internal consultant with Essilor Laboratories of America, an optical equipment and supply company, until 2003. Prior to 2003, he was the Chairman of Essilor Laboratories of America. Mr. Sloan has served as a director of the Company and the Bank since 2006 and has over 15 years of banking experience. Mr. Sloan earned a B.S. and M.S. in Optics from the University of Rochester and an M.B.A. from Northeastern University. He has attended several NCBA Director Assemblies and the NCBA Directors College and numerous NCBA seminars. Mr. Sloan serves on the Board of Trustees of the University of Rochester and chairs the Executive Committee of the Board. Mr. Sloan has served on the board of the following companies: Southern Optical Co., Inc., Precision Fabrics Group, Inc.; Piedmont Pharmaceuticals, Inc.; AgData, Inc.; MercuryMD, Inc.; and Bioptigen, Inc., none of which are publicly traded. The Board believes that Mr. Sloan’s extensive experience in working with financial institutions, together with his understanding and oversight of the Company’s financial reporting and corporate finance matters, qualify him to serve on the Board.
Thomas R. Smith, CPA, age 68, is a partner with Smith Leonard PLLC, a CPA firm. He has served as a director of the Bank since 1997 and of the Company since 2002 and has over 25 years of experience as a director of financial institutions. Mr. Smith earned a B.S. degree from Barton College. He has attended Director Assemblies and Directors College with the NCBA and numerous NCBA seminars. The Board believes that Mr. Smith’s oversight and risk management experience, in addition to his knowledge of and experience in financial reporting and accounting, qualify him to serve on the Board.
Robert A. Team, Jr., age 62, is the President of Carolina Investment Properties, Inc., President of Team Concepts, Inc., and Manager of Premier Center Associates, LLC, Front Street Fund I, LP, and various other single asset LLC’s formed for real estate operation and ownership. He has served as a director of the Bank since 2000 and of the Company since 2002 and has over 16 years of banking experience. Mr. Team earned a B.S. degree from Wake Forest University. He has attended numerous seminars and Directors College with the NCBA. The Board believes that Mr. Team’s in-depth knowledge of business operations and strategy qualifies him to serve on the Board.
G. Kennedy Thompson, age 66, is a Principal of Aquiline Capital Partners LLC, a New York based financial services private equity firm (“Aquiline”). Aquiline indirectly owns 3.18% of the Company’s voting common stock and 100% of the Company’s non-voting common stock. Mr. Thompson is Aquiline’s representative (the “Board Representative”) on the Board pursuant to an Investment Agreement between Aquiline and the Company (the “Investment Agreement”). Under the terms of the Investment Agreement, we are required to use our reasonable best efforts to have the Board Representative elected as a director of the Company by our shareholders. Further, upon the death, resignation, retirement, disqualification, or removal from office of the Board Representative as a member of the Board or the Board of Directors of the Bank, Aquiline has the right to designate the replacement for such Board Representative. We are required to use our reasonable best efforts to take all action required to fill the vacancy resulting therefrom with such person. Mr. Thompson was President and Chief Executive Officer of Wachovia Corporation from 2000 to 2008. He worked at Wachovia and First Union for 32 years. Mr. Thompson served in numerous industry leadership positions, including Chairman of The Clearing House, Chairman of The Financial Services Roundtable, Chairman of the Financial Services Forum, and President of the International Monetary Conference. He served on the Federal Advisory Council of the Federal Reserve Board for three years and was President in 2007. In the past five years, he has served on the board of Hewlett-Packard and Carolinas Healthcare System. He is a Trustee of The Morehead-Cain Foundation. Mr. Thompson received a B.A. from the University of North Carolina at Chapel Hill and an M.B.A. from Wake Forest University. The Board believes that Mr. Thompson’s expertise in analyzing companies in the financial services industry and extensive knowledge of the Company’s industry and its competition qualify him to serve on the Board.
D. Vann Williford, age 69, is the Chief Executive Officer of Vesco Material Handling Equipment, Inc. (d/b/a Atlantic Coast Toyotalift). He has served as a director of the Bank since 1991 and of the Company since 2002 and has over 25 years of experience as a director of financial institutions. Mr. Williford earned a B.S. degree from North Carolina State University. He has attended NCBA Director Assemblies and the NCBA Directors College. The Board believes that Mr. Williford’s management experience, ability to collaborate, and his experience with the Company qualify him to serve on the Board.
Richard F. Wood, age 72, is retired from Wells Fargo Advisors, where he previously served as a Financial Advisor/Investment Officer. He is the Secretary of the Company. Mr. Wood has served as a director of the Bank since 1991 and of the Company since 2002 and has over 20 years of banking experience. Mr. Wood attended East Carolina University. He has attended Director Assemblies and Directors College with the NCBA. The Board believes that Mr. Wood’s leadership attributes, work experience in the financial services sector, and institutional knowledge qualify him to serve on the Board.
Executive Officer Information

Information regarding Mr. Callicutt, our President and Chief Executive Officer, is included in the director profiles set forth above.

David B. Spencer, age 54, serves as Senior Executive Vice President and Chief Financial Officer of the Bank and the Company. He has been employed by the Bank since 1997 and the Company since its organization in 2002. Mr. Spencer has over 25 years of banking experience.
Ronald J. Gorczynski, age 51, serves as Executive Vice President and Chief Accounting Officer of the Company and the Bank. Prior to July 2013, Mr. Gorczynski served as Senior Vice President and Managing Director of Accounting and Financial Reporting for the Company and the Bank. Before joining the Bank in 2009, Mr. Gorczynski served as the Chief Financial Officer of Square 1 Bank in Durham, North Carolina. Mr. Gorczynski has over 20 years of banking experience.

Code of Ethics
We have a Code of Business Conduct and Ethics Policy for our directors, as well as a Code of Business Conduct and Ethics Policy for our officers and employees. These Codes of Business Conduct and Ethics require that individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in the best interests of the Company and the Bank. Both Codes of Business Conduct and Ethics are guides to help ensure that all directors and employees live up to the highest ethical standards.
Copies of both Codes of Business Conduct and Ethics are available on our website at www.bncbanking.com under the “Investor Relations” tab. As is permitted by the SEC, we intend to post on our website any amendment to, or waiver from, any provision in the Code of Business Conduct and Ethics Policy that applies to the Chief Executive Officer, Chief Financial Officer, or any other senior financial officer that performs similar functions, or that relates to any element of the standards enumerated in SEC rules.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires certain of our officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors, and greater-than-ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s certain officers and directors, we believe that during the fiscal year ended December 31, 2016, all the officers and directors and greater-than-ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.
Audit and Compliance Committee
The Board has a standing Audit and Compliance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit and Compliance Committee consists of Thomas R. Smith, CPA (chairman), Joseph M. Coltrane, Jr., Charles T. Hagan III, Elaine M. Lyerly, and John S. Ramsey, Jr. All members of the Audit and Compliance Committee are independent under applicable NASDAQ listing standards and SEC rules and regulations. The Audit and Compliance Committee meets on an as-needed basis (but no less than four times per year) and, among other responsibilities:

•	appoints, compensates, and retains our independent auditor;

•	oversees the independent auditing of the Company;

•	arranges for, receives, and reviews periodic written and verbal reports from the independent auditors, from management, and from all internal audit contractors and employees;

•	reviews corporate policies regarding compliance with laws and regulations, conflicts of interest, and employee misconduct and reviews situations related thereto;

•	monitors for compliance with laws, regulations, the Employee Code of Business Conduct and Ethics and the Director Code of Business Conduct;

•
reviews and develops our internal audit policies and procedures, and appoints, meets with, and oversees all internal audit contractors and employees and the management employees who are directly responsible for those activities;

•	establishes and reviews annually procedures for the receipt, retention, and treatment of complaints regarding accounting, internal auditing controls, and auditing matters;

•	pre-approves all audit and non-audit related services provided by the independent auditor; and

•	performs other duties as may be assigned to it by the Board.

The Board has determined that each of Messrs. Smith and Ramsey is an “audit committee financial expert” and independent as defined under applicable NASDAQ listing standards and SEC rules and regulations. The Board’s affirmative determination was based upon, among other things, the educational and professional credentials, and financial background of Messrs. Smith and Ramsey.
A copy of the Audit and Compliance Committee Charter, which is reviewed annually, is available on our website at www.bncbanking.com under the “Investor Relations” tab.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Our compensation program is designed to link our performance to the total compensation paid to our named executive officers. Each year we review our compensation philosophy and pay program to ensure that total compensation is closely aligned with our philosophy, business strategy, and our financial performance. The Compensation Committee designed our compensation program with an emphasis on performance-based compensation and a particular focus on long-term value creation rather than short-term results, and seeks to avoid incentivizing behaviors that encourage unnecessary risk taking. To this end, a significant portion of overall compensation is paid in the form of equity-based awards that vest over several years, and the annual cash incentive program applicable to our Chief Executive Officer and Chief Financial Officer pay out on the basis of pre-established performance goals.

Our named executive officers for 2016 were:

•	Richard D. Callicutt II, President and Chief Executive Officer;

•	David B. Spencer, Senior Executive Vice President and Chief Financial Officer; and

•	Ronald J. Gorczynski, Executive Vice President and Chief Accounting Officer.

Company Performance and Compensation Alignment

Our achievements in 2016 included the following:

•	Total operating earnings for 2016 were $74.0 million, an increase of 40.2% from $52.7 million for 2015;

•
Total assets at December 31, 2016 were $7.40 billion, an increase of 30.6% from total assets of $5.67 billion at December 31, 2015. This increase was primarily due to our acquisitions of Southcoast Financial Corporation and High Point, respectively, as well as continued levels of significant growth in our originated loan portfolio;

•	Total non-performing assets were $41.2 million at December 31, 2016, which represented 0.56% of total assets, as compared to $51.3 million, or 0.90% of total assets, at December 31, 2015; and

•	Completed a public offering of 2.88 million shares of common stock, yielding net proceeds of $59.8 million.

In recognition of these achievements and other factors it considered relevant, the Compensation Committee made the following key compensation decisions below for 2016:

•
base salaries were increased for Mr. Callicutt (3.05%), Mr. Spencer (3.09%), and Mr. Gorczynski (5.00%) based on a market review of compensation paid to officers in our peer group and surveys, as well as our overall financial and operating performance;

•
annual incentive compensation awards under the BNC Bancorp Executive Incentive Program (“Executive Incentive Program”) were granted to Mr. Callicutt (80.69% of average base pay) and Mr. Spencer (70.60% of average base pay), both of which represented payouts between target and superior performance, and Mr. Gorczynski was granted an annual bonus of $50,000; and

•
to continue our long-term strategic practice of awarding equity-based compensation to increase equity ownership for our executive team and better align the interests of our executive team and our stockholders, Messrs. Callicutt, Spencer and Gorczynski were granted restricted stock awards of 200,000, 150,000 and 5,000 shares of our common stock, respectively, in December 2016.

We believe that these compensation decisions support both our current year and long-term strategic objectives.

Compensation Philosophy

Given today’s competitive marketplace, along with our long track record of financial results that have exceeded those of our peers, the Compensation Committee believes that retaining each member of our existing management team and attracting other high-level management talent are each critical components to our long-term success. To this end, we provide a total compensation program designed to attract the qualified executives necessary to meet our needs as defined by our strategic plan, while also retaining and motivating executives whose performance supports the achievement of our long-term plans and short-term goals. The following summarizes the guiding principles of our compensation philosophy:

•	support the attainment of our vision, business strategy, and operating imperatives;

•	align management and shareholder interests;

•	reinforce our business values;

•	compensate our executives fairly for their efforts and reward achievement of our goals; and

•	guide the design and implementation of effective executive compensation and benefit plans.

Moreover, the Compensation Committee incorporates best practices into our compensation decision-making and administrative processes, including:

•	the Compensation Committee is comprised entirely of independent directors;

•	the Compensation Committee has the ability to retain the services of an independent compensation consultant, as needed;

•
for our Chief Executive Officer and Chief Financial Officer, we use a structured annual incentive plan in which both the quantitative and qualitative components are defined at the beginning of the performance period;

•	the majority of the compensation paid to our named executive officers is in the form of equity awards, which vest over a long time horizon;

•	we have instituted anti-hedging and anti-pledging policies; and

•	we do not pay tax gross-ups.

Elements of Compensation

The principal components of our compensation program for the named executive officers are base salary, performance-based cash compensation and equity incentive compensation, retirement benefits, and other executive benefits.

Base Salary. The salaries of our named executive officers are designed to:

•	provide base pay based on the individual’s level of responsibility, talent, and experience;

•	provide financial predictability;

•	provide a salary that is market competitive; and

•	promote retention of executives.

Salaries are reviewed annually, and adjustments, if any, are made based on:

•	a review of market analyses that compare our named executive officers’ salaries to those in our peer group and surveys;

•	an evaluation of the individual officer’s responsibilities, job scope, and individual performance;

•	our overall financial and operating performance; and

•	the internal equity of our named executive officers’ current compensation.

In 2016, the named executive officers received base salary increases in the amounts set forth in the table below. In making this decision, the Compensation Committee reviewed market competitiveness and considered the factors listed above.

Named Executive Officer	2016 Base Salary	2015 Base Salary	% Increase
Richard D. Callicutt II	$ 575,000	$ 558,000	3.05%
David B. Spencer	467,000	453,000	3.09%
Ronald J. Gorczynski	300,720	286,400	5.00%

Annual Cash Incentives. Messrs. Callicutt and Spencer participate in the Executive Incentive Program. The Executive Incentive Program, which is designed to incentivize building a strong foundation for success and long-term sustainability while recognizing shorter-term performance during the calendar year. Awards under this program are eligible to be earned each year subject to the attainment of pre-established performance goals.
Performance goals are proposed each year by management and are subsequently reviewed and approved by the Compensation Committee. In addition, the Compensation Committee determines the mix of cash and/or equity that may be awarded under the Executive Incentive Program, and determines the payouts, if any, to the extent that performance goals have been met.
Incentive award targets and ranges are reviewed annually and adjusted as necessary by the Compensation Committee to ensure that they provide meaningful but risk-balanced incentives based on achievement of predefined performance goals. Incentive award targets are defined as a percentage of the participant’s average base earnings in a given program year, which runs from January 1 through December 31. For 2016, Messrs. Callicutt and Spencer's incentive opportunities, as a percentage of average base earnings, were as follows:

		Richard D. Callicutt II			David B. Spencer
Performance Measures		Potential Award as % of Average Base Earnings			Potential Award as % of Average Base Earnings
	Weight	Threshold	Target	Superior	Threshold	Target	Superior
Operating EPS	37%	11.1%	22.2%	33.3%	9.7%	19.4%	29.2%
Asset Growth	15%	4.5%	9%	13.5%	3.9%	7.9%	11.8%
Non-Performing Asset Ratio	15%	4.5%	9%	13.5%	3.9%	7.9%	11.8%
Qualitative Assessment	33%	9.9%	19.8%	29.7%	8.7%	17.3%	26.0%
Total	100%	30%	60%	90%	26.2%	52.5%	78.8%

We must achieve a trigger level of performance to activate the Executive Incentive Program. The trigger for 2016 was defined as positive operating income. Once the trigger is achieved for the program year, the program can be funded up to the “Superior” payout level. In 2016, the trigger was met, and the program was funded. The actual performance measures achieved required the program to be funded at the “Superior” level for all measures other than operating earnings per share. The 2016 performance goals and achievements are set forth in the following table:

	Weight	Goals Established for Program Year 2016			Actual Achieved
Performance Measures		Threshold	Target	Superior
Operating EPS	37%	$1.56	$1.66	$1.76	$1.68
Asset Growth	15%	26.30%	28.85%	31.30%	30.58%
Non-Performing Asset Ratio	15%	0.67%	0.62%	0.57%	0.53%
Qualitative Assessment	33%				Superior
Total	100%

The performance measures used by the Compensation Committee in determining Messrs. Callicutt and Spencer's potential awards are defined as follows:

•
Operating EPS - Defined as net income available to common shareholders per generally accepted accounting principles ("GAAP"), plus fully tax-effected expenses for one-time acquisition and/or capital raise expenses, plus or minus fully tax-effected gains or losses from securities not held in trading accounts or acquisitions divided by the weighted-average of common shares outstanding for the period. Operating EPS is a non-GAAP financial measure.

•	Asset Growth - Defined as year-end total assets less year-end total assets for the prior year, divided by year-end total assets for the prior year.

•
Non-Performing Asset Ratio - Defined as year-end non-performing assets (“NPAs”), excluding all covered assets, divided by total assets. Any NPAs from entities acquired within the past 12 months are excluded from the calculation.

•
Qualitative Assessment - A qualitative assessment of actions and results by the senior management team that support value creation for our shareholders, an enhanced customer experience, employee satisfaction, and greater safety and soundness. Primary components of this assessment include: 1) quality of earnings; 2) performance against budget; 3) implementation of our strategic plan; 4) acquisitions made during the year, the integration and accretive results of past acquisitions, the actions by executives to bring quality merger and acquisition opportunities to the Board, and results from organic growth initiatives; 5) reduction in total criticized/classified assets (including real estate owned) prior to accounting discounts; and 6) regulatory compliance and risk management results of the Company. The assessment may consider but is not limited to the following: satisfactory exam ratings; resolution of key exam findings; and actions and results taken by management to strengthen enterprise risk management, such as information system integration and improved controls and processes.

During 2016, we met our targeted performance for Operating EPS and Asset Growth and superior performance for Non-Performance Asset Ratio and the Qualitative Assessment. In light of this performance, the Executive Incentive Program was funded between the Target and Superior level. As a result, the Compensation Committee granted cash awards to Messrs. Callicutt and Spencer in the following amounts:

Named Executive Officer	2016 Average Base Salary	2016 Actual Incentive	% of Average Base Salary
Richard D. Callicutt II	$566,370	$456,990	80.69%
David B. Spencer	459,795	324,620	70.60%

During 2016, Mr. Gorczynski was eligible for an annual bonus in an amount determined at the sole discretion of the Compensation Committee. Based on the Compensation Committee's subjective review of Mr. Gorczynski's performance, he was awarded a cash bonus of $50,000.
Long-Term Equity Incentive Awards. The BNC Bancorp 2013 Omnibus Stock Incentive Plan (the “Omnibus Incentive Plan”)provides for the grant of incentive stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance units, and other stock-based awards. The Omnibus Incentive Plan is used to accomplish the following objectives:

•	balance the short-term orientation of other compensation elements;

•	directly align management and shareholder interests;

•	focus executives on the achievement of long-term results;

•	support the growth and profitability of the Company and the Bank;

•	allow key executives to accumulate equity in the organization; and

•	retain executive talent.

In determining the form and amount of equity to be granted, the Compensation Committee considers many factors, including the ability to drive corporate performance, retention, stock ownership, tax and accounting treatment, and the impact on dilution. In December 2016, the Compensation Committee granted Messrs. Callicutt, Spencer and Gorczynski restricted stock awards of 200,000, 150,000 and 5,000 shares of our common stock, respectively. Each of the awards to Messrs. Callicutt and Spencer vest as follows: 34% vests on January 22, 2017 (to enable the executives to pay taxes related to the elections they made under Section 83(b) of the Internal Revenue Code to recognize taxes on such awards in 2016, which elections also accelerated the Company’s recognition of any corresponding tax deduction into 2016), and the remaining 66% vests in equal increments on October 1 of 2017, 2018 and 2019, respectively. The award to Mr. Gorczynski vests in equal increments on December 12 of 2017, 2018 and 2019, respectively.

On January 22, 2017, the Company entered into a merger agreement with Pinnacle Financial Partners, Inc. (“Pinnacle”), pursuant to which a wholly-owned subsidiary of Pinnacle would merge with and into the Company, followed by the merger of the Company with and into Pinnacle. At the effective time of the merger, outstanding equity awards that were granted prior to December 31, 2016 (including the restricted stock grant to Mr. Gorczynski described in the preceding paragraph) would fully vest and convert into the right to receive the merger consideration payable to shareholders generally or, in the case of options, a cash payment equal to the value of the merger consideration less the applicable exercise price. Any outstanding restricted stock awards granted on or following December 31, 2016 and prior to the effective time of the merger (including the restricted stock grants to Messrs. Callicutt and Spencer described in the preceding paragraph) would convert as of the effective time of the merger into restricted stock awards in respect of the common stock of Pinnacle of approximately equivalent value.

Stock Compensation Grant and Award Practices. The Compensation Committee is responsible for the development of the schedule of equity awards made to our named executive officers. When appropriate, the Compensation Committee’s decisions are reviewed and ratified by the Board. In accordance with the Omnibus Incentive Plan, the Compensation Committee may grant stock options only at or above fair market value, which is defined as the closing sales price of our common stock on the NASDAQ on the date of grant.

Although many companies have begun granting equity-based awards that are tied to prospective performance goals, the Compensation Committee believes that superior shareholder value is created by granting time-based equity awards in amounts determined in part based on its assessment of Company performance over the three to five-year period prior to the grant date. This practice: (i) avoids the inefficiency of recognizing expense for an award based on projections that might not ultimately be realized; (ii) recognizes long-term positive performance that actually has already occurred, and (iii) when also subjecting the award to time-based vesting, promotes the goal of executive retention while also delaying expense recognition until time-based vesting occurs.

The Compensation Committee believes its approach is validated by the fact that, under the leadership of the current management team, the Company has outperformed peer banks in terms of total shareholder return and other key financial metrics. For the five-year period ended December 31, 2016, the 374% total shareholder return on our common stock exceeded both the SNL Bank index (166%) and the SNL Southeast Bank index (231%).  By way of example, assuming quarterly dividend reinvestment, $100 invested in our common stock at the beginning of the five-year period would had grown to $473.98, as compared to growing to $266.16 for investment in the SNL Bank Index or $331.30 for investment in the SNL Southeast Bank index.

Retirement Benefits. We maintain supplemental executive retirement plans (“SERPs”) in the form of salary continuation and split dollar agreements for the benefit of Messrs. Callicutt, Spencer, and Gorczynski. Our goal is to provide competitive retirement benefits, given the restrictions on executives within tax-qualified plans. The Compensation Committee believes that the SERPs it provides are competitive with our peers while remaining within annual cost parameters established by the Compensation Committee.

Deferred Compensation Plan. We make available to selected members of our senior management team, including all named executive officers and/or other selected employees, the opportunity to elect to defer current compensation for retirement income or other future financial needs under a nonqualified deferred compensation plan (the “DCP”).  Distributions made under the DCP are from the general assets of the Bank, which are subject to claims of its creditors. Amounts deferred under the DCP generally are subject to income taxes payable by the participant in the year in which it is paid, but these deferred amounts are subject to employment taxes in the year of vesting.  No employer contributions were made to the DCP during or prior to 2016.

Other Executive Benefits - Perquisites. We provide the following to certain of our named executive officers:

•	club memberships and dues;

•	personal use of company-provided auto or auto allowance;

•	expenses for spouses to attend conferences; and

•	personal use of company-provided mobile devices.

For 2016, we determined the level of perquisites and benefits to offer based on the Compensation Committee’s review of similar practices of other financial institutions in our market area. We believe these perquisites serve a dual purpose. They are competitive with companies in our market area and facilitate the officer’s ability to work outside our administrative office by assisting with travel and providing an external location to conduct business.

Other Executive Benefits - Severance Benefits. We have employment agreements with Messrs. Callicutt and Spencer and a severance agreement with Mr. Gorczynski that provide, among other things, for severance benefits upon certain types of employment terminations. We believe the employment agreements and severance agreement serve a number of functions, including: (i) to enable us to retain our talented executive team; (ii) to mitigate any uncertainty about future employment and continuity of management in the event of a change in control; and (iii) to protect our, our shareholders’, and customers’ interests through appropriate post-employment restrictions, including non-compete and non-solicitation covenants, in the case of the employment agreements.
Other Executive Benefits - Employee Benefit Plans. Our named executive officers are eligible to participate in the employee benefit plans available to all of our employees, including medical, dental, life and disability insurance plans, and are also eligible to participate in our 401(k) plan.
Compensation Decision-Making Process
Our compensation structure is designed to ensure direct supervision and accountability with respect to performance evaluations at each level of the organization. The Compensation Committee is directly responsible for determining the total compensation level and individual components of the Chief Executive Officer’s compensation package. The Chief Executive Officer, in turn, is directly responsible for determining the compensation packages for the officers that report directly to him, other than Mr. Spencer and Mr. Gorczynski, subject to the Compensation Committee’s approval.
At our 2016 Annual Meeting of Shareholders, 93% of the votes cast approved of our executive compensation. Based on this strong level of shareholder support, the Compensation Committee concluded that the executive compensation programs do not require substantial revision to address any shareholder concerns. However, the Compensation Committee remains committed to continuing to review and evolve programs and practices to ensure alignment with our compensation philosophy, business strategy, and regulatory guidelines.

Role of the Compensation Committee. The Compensation Committee consists of D. Vann Williford (chairman), Joseph M. Coltrane, Jr., Lenin J. Peters, M.D., Thomas R. Sloan, and John S. Ramsey, Jr. All members of the Compensation Committee are independent under applicable NASDAQ listing standards and SEC rules and regulations. Each year, the Compensation Committee sets performance goals and reviews all compensation and benefits for the named executive officers. The Committee operates under a written charter that establishes its responsibilities. The Compensation Committee reviews the charter annually to ensure that the scope of the charter is consistent with the Compensation Committee’s expected role. Under the charter, the Compensation Committee is charged with general responsibility for the oversight and administration of our compensation program. The charter gives the Compensation Committee sole responsibility for determining the compensation of the Chief Executive Officer, based on the Compensation Committee’s evaluation of his performance. Additionally, the charter assigns the Compensation Committee responsibility for overseeing the establishment of compensation for the other executive officers, by providing compensation parameters and reviewing the Chief Executive Officer’s decisions concerning performance and compensation of the other executive officers. The charter also authorizes the Compensation Committee to engage consultants and other professionals without management’s approval to the extent deemed necessary to discharge its responsibilities.
The Compensation Committee annually conducts a self-assessment of its overall performance and regularly engages in educational events, both through its independent consultant and through attendance at industry-specific events.
The Compensation Committee is also charged with determining and ensuring that our compensation plans do not encourage the named executive officers to take unnecessary and excessive risks that threaten the Company’s value. The compensation and incentive plans encourage behavior focused on creating long-term value, rather than short-term results. Within this framework, a variety of topics are considered, including:

•
parameters of acceptable and excessive risk-taking in light of a number of considerations, including the understanding that some risk-taking is an inherent part of the operations of a financial institution;

•	other controls that the Bank and we have established (other than reviews of our compensation practices) that limit undesirable risk-taking; and

•	our general business goals and concerns, ranging from growth and profitability to the need to attract, retain, and incentivize top-tier talent.

As a result of this review and discussion, the Compensation Committee determined that the design and goals of the existing named executive officers and employee compensation and incentive arrangements do not:

•	create an incentive for the named executive officers or other employees to engage in unnecessary and excessive risk-taking;

•	encourage behavior that is overly focused on short-term results rather than long-term value creation; or

•	encourage manipulation of our reported earnings to enhance the compensation of any employee.

A copy of the Compensation Committee Charter, which is reviewed annually, is available on our website at www.bncbanking.com under the “Investor Relations” tab.
Role of Consultant. Pearl Meyer & Partners, LLC (“PM&P”), an independent executive compensation consulting firm, is engaged by the Compensation Committee to provide compensation consulting services, including the following:

•	provide information regarding base salary ranges and recommendations for executives;

•	update the Compensation Committee about regulatory matters and trends;

•	assist with the development of executive compensation decisions; and

•	be available to attend Compensation Committee meetings.

The Compensation Committee has adopted a policy requiring that its consultants be independent of the Company and management and that any consultant’s independence must be assessed annually. PM&P reports directly to the Compensation Committee and does not provide any other services to the Company. The Compensation Committee assessed the independence of PM&P and concluded that it was independent under the Compensation Committee’s policy. PM&P’s advice and work did not raise any conflicts of interest, and its advice and work was consistent with applicable SEC and NASDAQ rules and regulations.

Role of Management. While the Compensation Committee makes independent determinations on compensation of the named executive officers, management may be requested to attend or provide input to the Compensation Committee, especially on matters relating to strategic objectives, company performance goals and the Chief Executive Officer’s self-assessment, the Chief Executive Officer’s assessment of the named executive officers, and design, administration, and operation of our compensation programs. However, although management provides input, individual members of management (including the Chief Executive Officer) may not be present during any deliberations or voting by the Compensation Committee on the components of the individual’s personal compensation package or the Company’s aggregate compensation package.
Peer Group. The Compensation Committee reviewed compensation for executive officers in similar roles and responsibilities at banking institutions that are considered comparable to us. A primary data source used in this review for the named executive officers is the information publicly disclosed by a peer group of publicly traded banks. Survey data is also utilized to provide overall market perspective. The Compensation Committee reviewed compensation data from its peer group as a market reference and uses the reports from PM&P as a point of reference when making compensation decisions for its named executive officers. The peer group consisted of community banks with similar asset size (between $3.1 billion and $7.8 billion, with a median of $4.8 billion for the group) and characteristics, such as growth in franchise value and profitable financial performance, and against whom we would be competing for executive talent. The following companies comprised the peer group used by PM&P and approved by the Compensation Committee:

Ameris Bancorp	ServisFirst Bancshares, Inc.
Cardinal Financial Corporation	Simmons First National Corporation
City Holding Company	South State Corporation
Fidelity Southern Corporation	TowneBank
First Bancorp (North Carolina)	Union Bankshares
Home Bancshares, Inc.	United Community Banks, Inc.
Pinnacle Financial Partners, Inc.	WesBanco, Inc.
Renasant Corporation	Yadkin Financial Corporation
Clawback Policy
We are committed to fully complying with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding a clawback policy once the SEC has promulgated final rules with respect to this requirement. Until final rules are promulgated, the Compensation Committee will address any situation regarding the adjustment or recovery of incentive awards based on performance measures that are later restated or otherwise adjusted in a manner that would reduce the size of an award and will determine the proper course of action taking into consideration fairness to our shareholders and the recipient.
Anti-Hedging Policy
Because we use equity compensation as a way to align our executives’ interests with those of our shareholders, we have an anti-hedging policy, as part of our insider trading in securities policy, to ensure that such alignment remains intact. Certain forms of hedging or monetization transactions may allow an executive to continue owning the stock without the full risks and rewards of ownership and thus would result in the executive no longer having the same objectives as other Company shareholders. Our anti-hedging policy seeks to prevent such misalignment of interests and promotes our compensation philosophy.
Anti-Pledging Policy
Securities pledged (or hypothecated) as collateral for a loan may be sold in foreclosure if the borrower defaults on the loan. Because a foreclosure sale may occur at a time when the pledgor is aware of material nonpublic information or otherwise is not permitted to trade in Company securities, directors, officers and other employees are prohibited from pledging Company securities as collateral for a loan. An exception to this prohibition may be granted by the Board where a person wishes to pledge Company securities as collateral for a loan (not including margin debt) and clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities.

Tax and Accounting Considerations
The Compensation Committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to us with the benefit/value to the named executive officers. The accounting and tax treatment of compensation generally has not been a material factor in determining the amount of compensation for our named executive officers.
We account for equity-based compensation following the provisions of Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. The Compensation Committee considers the structure of base salary and bonus compensation in order to maintain the deductibility of compensation under Section 162(m) of the Internal Revenue Code of 1986 (the “Code”). However, the Compensation Committee also takes into consideration other factors, together with Section 162(m) considerations, in making executive compensation decisions and may, in certain circumstances, approve and authorize compensation that is not fully tax-deductible.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee has recommended to the Board that the “Compensation Discussion and Analysis” be included in this Amendment No. 1 to Annual Report on Form 10-K for filing with the SEC.
This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act or the Exchange Act and shall not otherwise be deemed filed under such acts.
COMPENSATION COMMITTEE:
D. Vann Williford (Chairman)
Joseph M. Coltrane, Jr.
Lenin J. Peters, M.D.
John R. Ramsey, Jr.
Thomas R. Sloan

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
No member of our Compensation Committee is now, or formerly was, an officer or employee of the Company or the Bank. None of our named executive officers serves as a member of the board of directors of another entity whose executive officers or directors serve on the Board.
During 2016, the Bank engaged in customary banking transactions and had outstanding loans to certain of our directors, executive officers, members of the immediate families of certain directors and executive officers, and their associates. These loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender. These loans do not involve more than the normal risk of collectability or present other unfavorable features.
2016 SUMMARY COMPENSATION TABLE

The following table sets forth the cash and other compensation, including equity awards, which the Bank and/or we paid or accrued to our named executive officers during the years ended December 31, 2016, 2015, and 2014, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
Richard D. Callicutt II	2016	566,500	—	6,380,000	456,990	1,669,848	75,823	9,149,161
President and Chief Executive Officer of BNC and the Bank	2015	549,000	—	—	462,590	109,118	91,038	1,211,746
	2014	508,468	—	3,190,320	450,720	94,403	52,332	4,296,243

David B. Spencer	2016	460,000	—	4,785,000	324,620	990,239	67,936	6,627,795
Senior Executive Vice President and Chief Financial Officer of BNC and the Bank	2015	446,500	—	—	329,200	71,375	62,979	910,054
	2014	421,937	—	2,228,160	326,380	57,695	38,739	3,072,911

Ronald J. Gorczynski	2016	293,564	50,000	159,000	—	42,022	19,083	563,669
Executive Vice President and Chief Accounting Officer of BNC and the Bank	2015	280,900	50,000	111,500	—	—	17,464	459,864
	2014	257,820	25,000	82,300	—	—	18,831	383,951

(1)
Amounts in this column represent the aggregate grant date fair value of restricted stock granted to each named executive officer in accordance with ASC Topic 718, Compensation - Stock Compensation. Restricted stock awards are valued at the closing price of our common stock on the date of the grant.

(2)	Amounts in this column represent performance-based awards earned under our Executive Incentive Program, as described in “Elements of Compensation - BNC Bancorp Executive Incentive Program.”

(3)	Amounts in this column represent the aggregate increase in actuarial present value of the benefits of the named executive officers under the SERPs and the DCP.

(4)
Amounts in this column represent the value of certain perquisites and benefits the Company makes available to its executive officers. Such perquisites include a Company-provided vehicle, club dues, cell phone and imputed income from Bank-owned split dollar insurance policy. In addition, the amounts in this column include Company contributions to the Bank’s 401(k) plan and dividends on unvested restricted stock.

2016 ALL OTHER COMPENSATION TABLE
The following supplemental table summarizes all other compensation paid to our named executive officers for the year ended December 31, 2016, which is included in the All Other Compensation column in the 2016 Summary Compensation Table above:

Name	Total Perquisites ($)	401(k) Plan Contributions ($)	Unvested Restricted Stock Dividends ($)	Total ($)
Richard D. Callicutt II	26,423	10,600	38,800	75,823
David B. Spencer	31,064	10,600	27,200	67,936
Ronald J. Gorczynski	6,699	10,600	1,784	19,083

Employment Agreements
On June 28, 2013, we entered into employment agreements with each of Mr. Callicutt and Mr. Spencer (each an “Employment Agreement” and together the “Employment Agreements”).
Under the terms of the Employment Agreements, Mr. Callicutt receives a base salary of no less than $540,000, and Mr. Spencer receives a base salary of no less than $440,000. Each executive’s base salary is subject to annual increases, if any, as determined by the Compensation Committee. Each executive is also eligible to earn an annual bonus award based upon the achievement of performance targets set by the Compensation Committee, with a target opportunity equal to a percentage of his base salary (60% in the case of Mr. Callicutt and 52.5% in the case of Mr. Spencer).

Each Employment Agreement provides for a three-year term, beginning July 1, 2013, with automatic annual extensions on each annual anniversary date, unless we give the executive notice at least 90 days prior to the annual anniversary date that the employment period will not be extended. If we terminated the executive’s employment for reasons other than cause, death, or disability, or the executive terminates employment for good reason, the executive generally would be entitled to: (1) accrued but unpaid base salary and vacation pay through his termination date; (2) reimbursement of expenses incurred prior to his termination date; (3) any unpaid bonus amounts, if then determinable, for the preceding fiscal year; (4) a pro-rated bonus amount for any bonus earned in the year of termination; (5) a cash severance payment equal to 1.5 (or 3 if the termination occurs within two years following a change in control) times the sum of his (A) annual base salary and (B) target bonus; (6) accelerated vesting of any unvested equity awards; (7) continuation of medical, dental and life insurance benefits for 18 months (or 36 months if the termination occurs within two years following a change in control) following termination as if the executive remained an active employee; and (8) up to $25,000 in outplacement benefits and use of office space and reasonable office support facilities, including secretarial assistance for one year following the date of termination. In addition, we would reimburse the executives for legal fees and expenses defending each executive’s rights under his Employment Agreement up to a maximum aggregate amount of $500,000.

The receipt of severance payments and benefits is subject to the applicable executive’s signing and not revoking a separation agreement and release of claims. Each Employment Agreement also contains a perpetual confidentiality covenant and non-competition and non-solicitation covenants that apply for the 15-month period following the executive’s termination. In addition, each Employment Agreement provides for a cutback of compensation and benefits to the extent necessary to avoid excise taxes under Section 4999 and Section 280G of the Internal Revenue Code if such reduction would put the executive in a more favorable after-tax position.

Severance Agreement

On March 12, 2014, the Company entered into a Change in Control Severance Agreement with Mr. Gorczynski which provides for a three-year term with automatic annual extensions on each annual anniversary date, unless we give him notice at least 60 days prior to the annual anniversary that the Severance Agreement will not be extended. If Mr. Gorczynski’s employment were terminated either without cause or Mr. Gorczynski terminates his employment for good reason, during the two years following a change in control of the Company, he will be entitled to receive: (1) accrued but unpaid base salary and vacation pay through his termination date; (2) reimbursement of expenses incurred prior to his termination date; (3) a cash severance payment equal to two times his annual base salary; (4) accelerated vesting of any unvested equity awards; and (5) continued health insurance benefits until the earliest to occur of (a) a period of 12 months from the date of his termination, (b) the date upon which he becomes eligible for coverage under a subsequent employer’s insurance plan, and (c) the date he or his dependents cease to be eligible for COBRA coverage. The receipt of severance payments and benefits is subject to Mr. Gorczynski’s signing and not revoking a separation agreement and release of claims. The Severance Agreement also contains a confidentiality provision.

Salary Continuation and Endorsement Split Dollar Agreements
2007 Agreements. The Bank entered into amended Salary Continuation Agreements and associated Endorsement Split Dollar Agreements with Messrs. Callicutt and Spencer on December 18, 2007. Referred to as “2007 SERPs,” the 2007 Salary Continuation Agreements provide a specified annual retirement benefit to each executive when he attains the normal retirement age 65 or a reduced annual benefit if the executive’s employment terminates before age 65, whether termination occurs because of involuntary termination without cause, voluntary termination for any reason, or termination because of disability. Benefits for termination before age 65 are determined solely by the amount of the liability accrual balance maintained by the Bank. Consistent with generally accepted accounting principles, the Bank’s liability accrual balance increases incrementally each month so that the final liability accrual balance at the executive’s normal retirement age equals the present value of the specified normal retirement benefit. If an executive’s employment terminates before age 65, instead of the specified normal retirement benefit he would receive a reduced annual benefit that is based on the amount of the Bank’s liability accrual balance when employment termination occurs. The reduced benefit would not be payable until the executive attains age 65. Annual 2007 SERP benefits are payable for life and increase annually by 3%. The 2007 SERPs also provide for a lump-sum cash benefit payable immediately after a change in control, regardless of whether the executive’s employment also terminates. For Messrs. Callicutt and Spencer, the lump-sum benefit would consist of cash in an amount equal to the value of the executive’s specified normal retirement age benefit that would have been payable upon attaining age 65. The 2007 SERPs make clear that this lump-sum change-in-control benefit is payable on no more than one occasion. If a change in control occurred while the executive is receiving or is entitled at age 65 to receive retirement benefits under the 2007 SERP, the executive would instead receive an immediate lump-sum payment consisting of the liability accrual balance. The 2007 SERPs provide for the reimbursement of the executive's legal expenses up to $500,000 if his 2007 SERP is challenged after a change in control. This promise is in addition to the similar legal fee reimbursement promise contained in the Employment Agreements.
The amended Endorsement Split Dollar Agreements associated with the 2007 SERPs assure each participating executives’ designated beneficiaries of a death benefit after the executive’s death, whether death occurs before or after employment termination, but if the executive is terminated for cause he would forfeit all benefits under his 2007 SERP and the associated Endorsement Split Dollar Agreement. At each executive’s death, his designated beneficiaries would be entitled to (x) an amount equal to the liability accrual balance existing at the executive’s death, payable under the 2007 SERPs in a single lump sum 90 days after the executive’s death, and (y) under the Endorsement Split Dollar Agreements associated with the 2007 SERPs, 100% of the net death benefit payable under Bank-owned insurance policies on the executives’ life, payable directly by the insurer to the designated beneficiary. The term net death benefit means the total life insurance policy death proceeds minus the policy cash surrender value. The policy cash surrender value is payable in its entirety to the Bank. The Financial Accounting Standards Board clarified in late 2006 that a split dollar arrangement providing post-retirement death benefits requires the employer to recognize compensation expense during an employee’s working years to account for the split dollar insurance obligation, even though the split dollar benefit will ultimately be paid by the insurance company and not the employer. Accordingly, the Bank recognizes compensation expense associated with this post-retirement split dollar insurance arrangement.
2016 Agreements. The Bank entered into Salary Continuation Agreements with Messrs. Callicutt, Spencer and Gorczynski on December 12, 2016 (the “2016 Salary Continuation Agreements”), which were effective December 1, 2016. The 2016 Salary Continuation Agreements are in addition to and in no way modify or otherwise limit the 2007 Salary Continuation Agreements. The 2016 Salary Continuation Agreements, also referred to as the “2016 SERPs,” promise a specified annual benefit to each executive when he attains the normal retirement age of 65. Annual 2016 SERP benefits are generally payable for life (unless the executive’s service is terminated for cause or for another reason stated in the 2016 Salary Continuation Agreements) at a rate of $325,500, $211,000, and $60,000 for Messrs. Callicutt, Spencer, and Gorczynski, respectively, which amounts increase annually by 1.5% for Messrs. Callicutt and Spencer and 3.0% for Mr. Gorczynski.

If an executive’s employment terminates before age 65 for a reason other than death or termination with cause, instead of the specified normal retirement benefit, he will receive a reduced annual benefit that is based on the amount of the Bank’s liability accrual balance when employment termination occurs; however, the annual benefit will not be less than $153,823 in the case of Mr. Callicutt and $106,815 in the case of Mr. Spencer. Consistent with generally accepted accounting principles, the Bank’s liability accrual balance increases incrementally each month so that the final liability accrual balance at the executive’s normal retirement age equals the present value of the specified normal retirement benefit. The reduced benefit would not be payable until the later of seven months following the executive’s termination and the month following the executive attaining age 65.

If a change in control occurs before the executive reaches normal retirement age and before a separation from service, the Bank will pay the executive his annual benefit for his lifetime beginning the month following the month in which the executive attains the normal retirement age of 65, subject to the same annual increase for each executive described above. The beneficiaries of Messrs. Callicutt, Spencer, and Gorczynski are eligible to receive a lump sum amount equal to the accrual balance existing at the time of the executive’s death if death occurs prior to separation from service or after separation from service (so long as separation was not with cause). The Bank will not pay any benefit, and the 2016 Salary Continuation Agreements will terminate in connection with a separation from service with cause. The Bank has also agreed to reimburse each executive for any legal fees incurred in connection with litigation of rights under the 2016 Salary Continuation Agreements following a change in control.

In addition, on December 12, 2016, the Bank entered into an Endorsement Split Dollar Agreement with Mr. Gorczynski. This agreement, which is associated with his 2016 SERP, provides that in the event of Mr. Gorczynski’s death before the earlier of his separation from service or the date he attains age 65, his designated beneficiaries will be entitled to the lesser of (1) $886,275 or (2) 100% of his net death proceeds. The policy cash surrender value is payable in its entirety to the Bank. If a change in control occurs before Mr. Gorczynski’s separation from service, at his death, his beneficiary would be entitled to the foregoing interest whether he dies before or after a separation from service.

Profit Sharing and 401(k) Plan
The Bank maintains a Profit Sharing Plan and Trust with a qualified cash or deferred feature (the “Retirement Plan”) under Section 401(k) of the Code. All full-time employees as of the beginning of the plan year are eligible to participate in the Retirement Plan. A participating employee may contribute, through payroll deduction, up to 75% of his or her salary on a tax deferred or an after-tax basis subject to the limits and requirements of Section 401(k) of the Code. The Bank has agreed to contribute to the Retirement Plan an amount equal to 50% of such payroll deductions, but no more than 6% of total compensation. The Bank can, in its discretion, make additional contributions to the Plan. Any contributions by the Bank will be fully vested in the participant if he or she has five years of service with the Bank and will be reduced by 20% for each lesser number of years. Effective January 1, 2015, the Bank’s match of participant contributions increased to 100% up to 3% of the participant’s contributions and 50% on 4% and 5% of participant’s contributions. In addition, the Bank’s contributions, both past and future, are immediately vested at 100%. The Bank contributed $2.3 million to the Retirement Plan in 2016.
2016 GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding grants of restricted stock from the Omnibus Incentive Plan and cash awards made under the Executive Incentive Program, which were granted to our named executive officers during fiscal year 2016:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plans Awards(1)			All Other Stock Awards: Number of Shares or Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Superior ($)
Richard D. Callicutt II	1/20/2016	164,700	329,400	494,100	—	—
	12/31/2016	169,911	339,822	509,733	—	—
	12/31/2016	—	—	—	200,000 (2)	6,380,000
David B. Spencer	1/20/2016	110,040	220,500	330,960	—	—
	12/31/2016	120,466	241,392	362,318	—	—
	12/31/2016	—	—	—	150,000 (3)	4,785,000
Ronald J. Gorczynski	12/12/2016	—	—	—	5,000(4)	159,000

(1)
Based on the Compensation Committee’s assessment of achievement of the 2016 performance goals, Mr. Callicutt and Mr. Spencer received cash awards of $456,990 and $324,620, respectively, under the Executive Incentive Program, which were paid on December 31, 2016. Based on the Compensation Committee’s assessment of achievement of the 2015 performance goals, Mr. Callicutt and Mr. Spencer received cash awards of $462,590 and $329,200, respectively, under the Executive Incentive Program, which were paid on January 31, 2016.

(2)
On December 31, 2016, the Compensation Committee awarded Mr. Callicutt 200,000 shares of restricted stock under the Omnibus Incentive Plan. The vesting schedule of the award, subject to his continued employment, is as follows: (i) 68,000 shares on January 22, 2017; (ii) 44,000 shares on October 1, 2017; (iii) 44,000 shares on October 1, 2018; and (iv) 44,000 shares on October 1, 2019.

(3)
On December 31, 2016, the Compensation Committee awarded Mr. Spencer 150,000 shares of restricted stock under the Omnibus Incentive Plan. The vesting schedule of the award, subject to his continued employment, is as follows: (i) 51,000 shares on January 22, 2017; (ii) 33,000 shares on October 1, 2017; (iii) 33,000 shares on October 1, 2018; and (iv) 33,000 shares on October 1, 2019.

(4)
On December 12, 2016, Mr. Gorczynski was awarded 5,000 shares of restricted stock under the Omnibus Incentive Plan. The vesting schedule of the award, subject to his continued employment, is as follows: (i) 1,666 shares on December 12, 2017; (ii) 1,666 shares on December 12, 2018; and (iii) 1,668 shares on December 12, 2019.

2016 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table provides information regarding equity awards held by our named executive officers on December 31, 2016:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price ($)	Option Expiration Date	Grant Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Richard D. Callicutt II	—	—	—	—	4/30/2013	25,000(3)	797,500
	—	—	—	—	10/20/2014	159,000(6)	5,072,100
	—	—	—	—	12/31/2016	200,000(9)	6,380,000
David B. Spencer	—	—	—	—	4/30/2013	20,000(3)	638,000
	—	—	—	—	10/20/2014	108,000(7)	3,445,200
	—	—	—	—	12/31/2016	150,000(10)	4,785,000
Ronald J. Gorczynski	8/04/2009	7,000	7.40	8/04/2019	12/1/2014	1,667(4)	53,177
	—	—	—	—	10/6/2015	3,334(5)	106,355
	—	—	—	—	12/12/2016	5,000(8)	159,500

(1)	All stock option awards are exercisable.

(2)
Amounts in this column were computed by multiplying the price per share of our common stock on the last business day of our fiscal year, December 30, 2016, by the number of shares awarded, rounded to the nearest dollar.

(3)	These shares of restricted stock vest on April 29, 2017.

(4)	These shares of restricted stock vest on December 1, 2017.

(5)	These shares of restricted stock vest as follows: 1,667 shares vest on October 6 of each of 2017 and 2018.

(6)	The remaining award vests, subject to Mr. Callicutt’s continued employment, as follows: (i) 15,000 shares on April 29, 2017; and (ii) 48,000 shares on June 30 of each of 2018, 2019, and 2020.

(7)	The remaining award vests, subject to Mr. Spencer’s continued employment, as follows: (i) 12,000 shares on April 29, 2017; and (ii) 32,000 shares on June 30 of each of 2018, 2019, and 2020.

(8)	These shares of restricted stock vest as follows: (i) 1,666 shares on December 12, 2017; (ii) 1,666 shares on December 12, 2018; and (iii) 1,668 shares on December 12, 2019.

(9)
The shares of restricted stock vests, subject to Mr. Callicutt’s continued employment, as follows: (i) 68,000 shares on January 22, 2017; (ii) 44,000 shares on October 1, 2017; (iii) 44,000 shares on October 1, 2018; and (iv) 44,000 shares on October 1, 2019.

(10)
The shares of restricted stock vests, subject to Mr. Spencer’s continued employment, as follows: (i) 51,000 shares on January 22, 2017; (ii) 33,000 shares on October 1, 2017; (iii) 33,000 shares on October 1, 2018; and (iv) 33,000 shares on October 1, 2019.

2016 OPTION EXERCISES AND STOCK VESTED TABLE
The following table provides information regarding restricted stock awards vesting for each of our named executive officers during the year ended December 31, 2016. Our named executive officers did not exercise any stock options during the year ended December 31, 2016.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Richard D. Callicutt II	40,000	894,400
David B. Spencer	32,000	715,520
Ronald J. Gorczynski	1,333	33,017
	1,666	40,717
	1,667	50,593

(1)    Reflects the fair market value of the shares as of the vesting date.
2016 NONQUALIFIED DEFERRED COMPENSATION TABLE
The following table provides information about contributions, earnings, withdrawals, and distributions under the Company’s 2007 SERP, 2016 SERP, and the DCP during the year ended December 31, 2016:

Name	Plan	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(2)
Richard D. Callicutt II	2007 SERP	—	128,767	—	—	335,728
	2016 SERP	—	1,541,081	—	—	1,541,081
	DCP	54,771	—	8,104	—	62,875
David B. Spencer	2007 SERP	—	86,175	—	—	792,030
	2016 SERP	—	904,064	—	—	904,064
	DCP	29,417	—	601	—	73,008
Ronald J. Gorczynski	2007 SERP	—	—	—	—	—
	2016 SERP	—	42,022	—	—	42,022
	DCP	13,610	—	18,894	13,434	66,605

(1)
Includes the total compensation to the above named executive officers for which payment was deferred in 2016. These amounts also comprise a portion of the amounts in the Salary column of the 2016 Summary Compensation Table.

(2)
Of these balances, $54,771, $64,342 and $48,163 have been reported in the Summary Compensation Table in our proxy statements for previous years for Messrs. Callicutt, Spencer, and Gorczynski, respectively. The information in this footnote is provided to clarify the extent to which amounts payable as deferred compensation represent compensation reported in our proxy statements, rather than additional currently earned compensation.

For information regarding the material terms of the SERPs, see “-Salary Continuation and Endorsement Split Dollar Agreements” in the narrative disclosure to the Summary Compensation Table. For information regarding the material terms of the DCP, see “-Compensation Discussion and Analysis-Deferred Compensation Plan.”

2016 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

The following table summarizes the value of the termination payments and benefits that Messrs. Callicutt, Spencer, and Gorczynski would receive if they had terminated employment on December 31, 2016, under the circumstances shown. The amounts shown in the table exclude distributions under our 401(k) retirement plan and any additional benefits that are generally available to all of our salaried employees:

Name	Pay Components	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Termination Due to Death ($)	Termination Due to Retirement ($)	Termination Due to Disability ($)	Voluntary Termination ($)
Richard D. Callicutt II	(a) Cash Severance	1,380,000	2,760,000	—	—	—	—
	(b) Pro-Rata Bonus	345,000	345,000	345,000	—	345,000	—
	(c) Equity Acceleration	12,249,600	12,249,600	12,249,600	—	12,249,600	—
	(d) Benefit Contribution	31,302	62,604	31,302	—	31,302	—
	(e) 2007 SERP	1,000,235	1,882,447	1,000,235	1,882,447	1,000,235	1,000,235
	(e) 2016 SERP	1,498,296	4,309,820	1,498,296	4,309,820	1,498,296	1,498,296
	(f) Outplacement	25,000	25,000	—	—	—	—
	(g) Life Insurance	—	—	1,830,616	—	—	—
	Total	16,529,433	21,634,471	16,955,049	6,192,267	15,124,433	2,498,531

David B. Spencer	(a) Cash Severance	1,068,263	2,136,526	—	—	—	—
	(b) Pro-Rata Bonus	245,175	245,175	245,175	—	245,175	—
	(c) Equity Acceleration	8,868,200	8,868,200	8,868,200	—	8,868,200	—
	(d) Benefit Contribution	30,168	60,336	30,168	—	30,168	—
	(e) 2007 SERP	571,184	1,440,665	571,184	1,440,665	571,184	571,184
	(e) 2016 SERP	887,626	2,793,769	887,626	2,793,769	887,626	887,626
	(f) Outplacement	25,000	25,000	—	—	—	—
	(g) Life Insurance	—	—	2,328,421	—	—	—
	Total	11,695,616	15,569,671	12,930,774	4,234,434	10,602,353	1,458,810

Ronald J. Gorczynski	(h) Cash Severance	—	601,440	—	—	—	—
	(i) Equity Acceleration	—	319,032	—	—	—	—
	(j) Continued Benefits	—	19,296	—	—	—	—
	(e) 2016 SERP	42,022	886,275	42,022	886,275	42,022	42,022
	(g) Life Insurance	—	—	1,136,275	—	—	—
	Total	42,022	1,826,043	1,178,297	886,275	42,022	42,022

The pay components in the table above were determined as follows:

(a)
As provided in each respective Employment Agreement, upon termination, executives are entitled to a lump sum cash payment equal to the product of the applicable severance multiple and the sum of the executive’s current base salary and target bonus. The severance multiples provided in their Employment Agreements are as follows:

Termination without cause or for good reason in the absence of a change in control        1.5x
Termination without cause for good reason upon a change of control            3x
Death, disability, retirement, or voluntary termination                    0x

(b)
The executives are entitled to receive a pro-rated annual bonus upon termination by the executive for good reason or by the Company without cause (whether or not in connection with a change in control), death, or disability.

(c)	As provided in the Employment Agreements, upon termination (except for retirement), all outstanding equity awards vest immediately.

(d)
As provided in the Employment Agreements, the executives receive continued coverage under any medical, dental, or life insurance programs for 18 months for termination, other than retirement in the absence of a change in control. The benefit continuation period extends to 36 months upon termination, in the event of a change in control. Benefit costs are based on 2016 employer costs.

(e)
As provided in the SERP agreements, the amounts represent the incremental value of the SERP benefit and are equal to the present value at age 65, the normal retirement age and using a discount rate equal to the accrual rate used by the Bank to account for its obligations under the SERP, which was 4.50% as of December 31, 2016.

(f)	As provided in the Employment Agreements, for the one-year period after termination, executives are entitled to receive reasonable outplacement expenses in an amount up to $25,000.

(g)	This amount represents the split-dollar benefit due to beneficiaries.
The Pay Components in the table above for Mr. Gorczynski were determined as follows:

(h)
As provided in Mr. Gorczynski’s Change in Control Severance Agreement (“Severance Agreement”), upon termination by Mr. Gorczynski for good reason or by us without cause (within two years following a Change in Control), Mr. Gorczynski would be entitled to a lump sum cash severance payment equal to 24 months of his then current base salary.

(i)
As provided in the Severance Agreement, upon termination by Mr. Gorczynski for good reason or by us without cause (within two years following a Change in Control), 100% of Mr. Gorczynski’s unvested, then-outstanding equity awards would immediately vest and, in the case of options, become exercisable.

(j)
As provided in the Severance Agreement, upon termination by Mr. Gorczynski for good reason or by us without cause (within two years following a Change in Control), Mr. Gorczynski and his dependents would be eligible for continued health, dental, or vision benefits until the earliest of (i) twelve months from the date of termination, (ii) Mr. Gorczynski becoming eligible under a subsequent employer’s benefit plan(s), and (iii) Mr. Gorczynski or his dependents ceasing to be eligible for COBRA coverage.

Director Compensation
It is the role of the Compensation Committee to recommend non-employee director compensation to the Board for approval. The director compensation program is intended to provide an appropriate level of compensation for work required by the members of the Board as directors of a publicly-traded bank holding company, align the directors’ interests with the long-term interests of shareholders, and be competitive with the directors compensation programs of comparable financial institutions.
For the fiscal year ended December 31, 2016, each director received a $25,000 annual retainer; the Chairman of the Board received an additional $32,000. The Chairmen of the Executive Committee, Nominating and Corporate Governance Committee, Audit and Compliance Committee, and Compensation Committee received an additional $9,000, $6,000, $12,000 and $7,000, respectively. Members of the Executive Committee received an additional $14,000, while members of the Nominating and

Corporate Governance Committee, Audit and Compliance Committee, and Compensation Committee, respectively, received an additional $7,500.
During 2016, directors’ fees totaled $1.0 million in the aggregate. During 2016, directors’ fees of $526,500 were either deferred under the Directors Deferred Compensation Plan or, in the case of Mr. Thompson, paid to Aquiline Capital Partners LLC pursuant to the Investment Agreement. Consistent with past practice, each non-employee director had the ability to defer up to 100% of his or her annual retainer and meeting fees in 2016. The deferred amounts are deemed invested in director-selected investment alternatives, including our common stock. We have established a rabbi trust to hold the directors’ accrued benefits under the Directors Deferred Compensation Plan. Benefits are paid with a combination of cash and Company stock upon termination of service, retirement, or death.
2016 DIRECTOR COMPENSATION TABLE
The following table reports compensation for the benefit of each non-employee director during the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
James T. Bolt, Jr.	62,000	148,620	39,752	260,564 (3)	510,936
Abney S. Boxley III	55,100	148,620	—	564	204,284
Joseph M. Coltrane, Jr.	69,000	148,620	8,995	564	227,179
Charles T. Hagan III	80,000	148,620	300,653	564	529,837
Elaine M. Lyerly	57,500	148,620	37,752	564	244,436
W. Swope Montgomery, Jr.	62,000	148,620	91,142 (4)	164,563 (5)	466,325
Lenin J. Peters, M.D.	88,000	148,620	389,222	564	626,406
Matthew W. McInnis (6)	9,167	194,400	—	40,000 (7)	243,567
John S. Ramsey, Jr.	59,000	148,620	—	564	208,184
Thomas R. Sloan	114,000	148,620	407,352	564	670,536
Thomas R. Smith, CPA	90,000	148,620	242,932	564	482,116
Robert A. Team	88,000	148,620	322,764	564	559,948
G. Kennedy Thompson (8)	35,000	—	—	—	35,000
D. Vann Williford	82,000	148,620	164,776	564	395,960
Richard F. Wood (9)	73,000	148,620	90,502	564	312,686

(1)
Each director was awarded 6,000 shares of restricted stock during 2016 under the Omnibus Incentive Plan. The vesting schedule of the award is as follows: (i) 2,000 shares on January 21, 2018; (ii) 2,000 shares on January 21, 2019; and (iii) 2,000 shares on January 21, 2020.

(2)	Included in “All Other Compensation” are our common stock dividends paid on unvested shares of common stock in the amount of $564 per director.

(3)
Mr. Bolt was paid $260,000 relating to his two-year non-compete agreement entered into in conjunction with an employment agreement on November 30, 2012. See further discussion in "Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(4)	Represents the aggregate value of the increase in actuarial present value of Mr. Montgomery’s SERP, which is attributable to his prior service as an employee to the Company.

(5)	Mr. Montgomery was paid $163,999 from his 2007 SERP, which is attributable to his prior service as an employee of the Company.

(6)	Mr. McInnis was appointed to serve as a member of the Board effective November 1, 2016 in connection with our acquisition of High Point.

(7)
Mr. McInnis was paid $40,000 relating to his two-year consulting agreement entered into in on November 1, 2016. See further discussion in "Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(8)	Mr. Thompson’s director’s fees are paid to Aquiline Capital Partners LLC pursuant to the Investment Agreement.

(9)	Mr. Wood does not receive any compensation for serving as the Company’s Secretary.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents, as of December 31, 2016: (i) the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; (ii) the weighted average price of the outstanding options; and (iii) the number of securities remaining for future issuance under the Omnibus Incentive Plan. No new awards can be granted under the BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan, which was approved by the Company’s shareholders in 2004. In addition, when the Company acquired KeySource, it assumed all of the 344,428 options in KeySource’s Non-Statutory and Incentive Stock Option plans (the “Plans”), of which 44,236 remain issued and outstanding and 35,607, in the aggregate, remain in the Plans. The KeySource shareholders approved the Plans in 2007.

Plan Category	(a) Number of shares to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of shares remaining for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by our shareholders	971,172	$23.40	389,712
Equity compensation plans not approved by our shareholders	—	—	—
Total	971,172	$23.40	389,712

Directors and Executive Officers

Set forth on the following pages is certain information, as of March 23, 2017, regarding those shares of our voting common stock owned beneficially by each of the persons who currently serves as a member of the Board or is a named executive officer of the Company. Also shown is the number of shares of our voting common stock beneficially owned by the directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
James T. Bolt, Jr.	63,903	*
Abney S. Boxley III (3)	77,023	*
Richard D. Callicutt II (4)	258,557	*
Joseph M. Coltrane, Jr. (5)	63,638	*
Ronald J. Gorczynski (6)	26,828	*
Charles T. Hagan III (7)	55,495	*
Elaine M. Lyerly (8)	44,317	*
Matthew W. McInnis (9)	1,471,563	3.09%
W. Swope Montgomery, Jr.	94,352	*
Lenin J. Peters, M.D. (10)	557,379	1.17%
John S. Ramsey, Jr.	14,000	*
Thomas R. Sloan (11)	278,116	*
Thomas R. Smith, CPA (12)	84,640	*
David B. Spencer (13)	689,575	1.45%
Robert A. Team, Jr.	42,478	*
G. Kennedy Thompson (14)	130	*
D. Vann Williford	76,875	*
Richard F. Wood	11,996	*
All directors and executive officers as a group (18 persons)	3,910,865	8.21%

*     Less than 1%

(1)	As reported to the Company by the named individuals. Voting and investment power is not shared unless otherwise indicated.

(2)
Based upon a total of 47,397,080 shares of the voting common stock outstanding at March 23, 2017, plus the number of shares of voting common stock each individual has the right to purchase based on underlying options that have vested or are exercisable within 60 days under the 2004 Plan, plus shares of restricted stock that will vest within 60 days.

(3)	Includes (a) 25,000 shares owned by Boxley Family LLC, of which Mr. Boxley is a member; and (b) 10,548 shares owned by Mr. Boxley’s children.

(4)	Includes 3,342 shares owned by Mr. Callicutt’s spouse. Also includes 108,000 shares of restricted stock that will vest within 60 days.

(5)	Includes 4,675 shares owned by Mr. Coltrane's spouse.
(6)    Includes 7,000 stock options that have vested or are exercisable within 60 days.

(7)
Includes (a) 3,080 shares owned by Hagan Family Fund of which Mr. Hagan is a member; (b) includes 1,805 shares owned by 1884 LLC of which Mr. Hagan is a member; and (c) includes 9,737 shares owned by Hagan Group, Inc. of which Mr. Hagan is a member.

(8)    Includes 2,426 shares owned by Ms. Lyerly’s son.

(9)
Includes (a) 85,103 shares owned by a family trust for the benefit of Mr. McInnis' mother; and (b) 1,304,167 shares owned by two family trusts for the benefit of Mr. McInnis' uncle. Mr. McInnis is a special co-trustee for these trusts.

(10)	Includes 175,891 shares that Dr. Peters does not own but over which he has sole voting and investment authority.

(11)	Includes (a) 84,863 shares owned by Sloan Capital Company, LLC of which Mr. Sloan is a member; and (b) 6,600 shares owned by Mr. Sloan’s wife.

(12)	Includes 5,000 shares owned by J&A Investments, a company in which Mr. Smith and his wife own 50% of the equity.

(13)	Includes 361,055 shares held by the Company’s rabbi trust over which Mr. Spencer, as trustee, has voting power. Also includes 83,000 shares of restricted stock that will vest within 60 days.

(14)	Mr. Thompson is a Principal of Aquiline Capital Partners LLC, and is Aquiline’s representative on the Company’s Board.

Five Percent Shareholders

The following table shows individuals or groups known by the Company to own more than 5% of its outstanding common shares as of March 23, 2017:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	3,071,112 (1)	6.44%

(1) Based on a Schedule 13G filed with the SEC on February 7, 2017, which reported sole voting power with respect to 468,000 shares owned and sole dispositive power with respect to 3,071,112 shares owned by T. Rowe Price Associates, Inc.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions and Policies

Certain directors and executive officers of the Company and their immediate families and associates were customers of and had transactions with the Company in the ordinary course of business during 2016. All outstanding loans, extensions of credit or overdrafts, endorsements and guarantees outstanding at any time during 2016 to the Company’s executive officers and directors and their family members were made in the ordinary course of its business. These loans are currently made on substantially the same terms, including interest rates and collateral, as those then prevailing for comparable transactions with persons not related to the lender, and did not involve more than the normal risk of collectability or present any other unfavorable features.

The Company has a long-standing relationship with a recruiting service that provides professional level searches for the Company. The owner of this recruiting service is married to Richard D. Callicutt II, a director of the Company and the President and Chief Executive Officer of the Company and the Bank. During 2016, the Company paid $359,840 in fees to the recruiting service. The Company’s Compensation Committee and the Nominating and Corporate Governance Committee, respectively, reviewed the quality and retention rate of candidates hired, the amount charged by other employee recruiters, the savings realized using this recruiting service, and the annual compensation paid over the last several years. Both the Compensation Committee and the Nominating and Corporate Governance Committee unanimously approved the continuation of the Company’s relationship with the recruiting service.
During 2013, the Company entered into a leasing arrangement for its administrative offices with a company in which Robert A. Team, Jr., a director of the Company and the Bank, has a minority ownership interest. During 2016, the Company paid $1,230,707 in aggregate rent expense related to this leasing agreement. Before entering into this leasing agreement, the Board hired a third-party consulting firm to evaluate the competitiveness of the lease terms and based on the consulting firm’s analysis and the Board’s own due consideration, the leasing agreement was considered economically fair and in the best interest of the Company considering the Company’s growth over the past several years.
On November 1, 2016, the Company entered into a two-year consulting agreement with Matthew W. McInnis, a director of the Company and the Bank, upon the Company’s acquisition of High Point. The agreement provided that the Company pay Mr. McInnis an annual consulting fee of $240,000 for certain consulting services that commenced upon the closing of the High Point acquisition.

On November 30, 2012, the Company entered into a two-year employment agreement with James T. Bolt, Jr., a director of the Company and the Bank, upon the Company’s acquisition of First Trust. In conjunction with the employment agreement, Mr. Bolt entered into a non-compete agreement, which commenced upon expiration of the employment agreement on December 31, 2014. The non-compete agreement provided for annual payments of $260,000. The agreement expired on December 31, 2016.
The Board routinely, and no less than annually, reviews all transactions, direct and indirect, between the Company and any employee or director, or any of such person’s immediate family. Transactions are reviewed as to comparable market values for similar transactions. All material facts of the transactions and the director’s interest are discussed by all disinterested directors and a decision made about whether the transaction is fair to the Company. A majority vote of all disinterested directors is required to approve the transaction. The Board also evaluates the influence that family relationships may have on the independence of directors who are related by blood or marriage. There are no such relationships on the Board.
Director Independence

The Board has determined the following directors are independent under applicable SEC and NASDAQ listing requirements: Abney S. Boxley III, Joseph M. Coltrane, Jr., Charles T. Hagan III, Elaine M. Lyerly, Lenin J. Peters, M.D., John S. Ramsey, Jr., Thomas R. Sloan, Thomas R. Smith, CPA, G. Kennedy Thompson, D. Vann Williford, and Richard F. Wood. Thomas R. Sloan currently serves as Chairman of the Board. Each of the Board’s committees is chaired by independent directors. The Board has determined that each of the members of the Audit and Compliance and Nominating and Corporate Governance Committees is independent under applicable SEC and NASDAQ committee requirements.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-audit Fees

Audit Fees. We incurred aggregate fees of $527,700 for fiscal year 2016 and $476,900 for fiscal year 2015, respectively, for the audits of consolidated financial statements, reviews of our quarterly consolidated financial statements and the audit of the design and operating effectiveness of internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Audit-Related Fees. We incurred aggregate audit-related fees of $14,900 for fiscal year 2016 and $14,400 for fiscal year 2015, respectively, for assurance services related to the audits of our employee benefit plan.
Tax Fees. We did not incur any fees payable for tax services for fiscal years 2016 and 2015.
All Other Fees. We did not incur any fees payable for any other services for fiscal years 2016 and 2015.
Audit and Compliance Committee Pre-Approval Policies and Procedures
The fees billed by our independent registered public accounting firm are pre-approved by our Audit and Compliance Committee in accordance with the policies and procedures for the Audit and Compliance Committee set forth in the committee’s charter. The Audit and Compliance Committee typically pre-approves all audit and non-audit services provided by our independent registered public accounting firm and may not engage our independent registered public accounting firm to perform any prohibited non-audit services. For fiscal years 2016 and 2015, all of the fees paid for audit and audit-related services were pre-approved.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)    Exhibits

The exhibits listed in the Exhibit index of the Original Filing and the exhibits listed in the Exhibit Index of this Amendment are filed with, or incorporated by reference, in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNC BANCORP

Date: March 24, 2017	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.