Form 10-Q
period 2017-03-31
BNC BANCORP
filed 2017-05-08
CIK 1210227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

The number of shares outstanding of the registrant's common stock at May 3, 2017 was 52,259,375.

BNC BANCORP

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Cash and due from banks	$82,437	$79,815
Interest-earning deposits in other banks	213,570	180,367
Investment securities available-for-sale, at fair value	579,882	579,124
Investment securities held-to-maturity, at amortized cost (fair value of $310,947 and $312,808 at March 31, 2017 and December 31, 2016, respectively)	313,118	317,662
Federal Home Loan Bank stock, at cost	11,187	13,180
Loans held for sale	23,453	43,731
Loans:
Originated loans	3,921,065	3,645,687
Acquired loans	1,699,802	1,810,023
Less allowance for loan losses	(39,365)	(37,501)
Net loans	5,581,502	5,418,209
Accrued interest receivable	19,595	22,020
Premises and equipment, net	170,632	166,496
Other real estate owned	24,984	26,489
Investment in bank-owned life insurance	203,470	202,005
Goodwill and other intangible assets, net	259,141	260,680
Other assets	92,371	91,913
Total assets	$7,575,342	$7,401,691

Liabilities and shareholders' equity
Deposits:
Non-interest bearing demand	$1,191,024	$1,113,878
Interest-bearing demand	3,527,613	3,405,036
Time deposits	1,597,254	1,564,063
Total deposits	6,315,891	6,082,977
Short-term borrowings	96,068	168,304
Long-term debt	191,448	201,648
Accrued expenses and other liabilities	55,297	46,880
Total liabilities	6,658,704	6,499,809

Shareholders' equity:
Preferred stock, no par value; authorized 20,000,000 shares; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, no par value; authorized 60,000,000 shares; 47,400,889 and 47,356,229 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	711,452	709,935
Common stock, non-voting, no par value; authorized 20,000,000 shares; 4,820,844 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	33,507	33,507
Retained earnings	168,221	156,602
Stock in directors rabbi trust	(4,737)	(4,737)
Directors deferred fees obligation	4,737	4,737
Accumulated other comprehensive income	3,458	1,838
Total shareholders' equity	916,638	901,882
Total liabilities and shareholders' equity	$7,575,342	$7,401,691

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans, including fees	$62,901	$50,302
Investment securities:
Taxable	3,144	2,720
Tax-exempt	3,805	3,245
Interest-earning balances and other	321	214
Total interest income	70,171	56,481
Interest expense:
Demand deposits	4,946	2,968
Time deposits	3,322	3,273
Short-term borrowings	138	166
Long-term debt	1,797	1,584
Total interest expense	10,203	7,991
Net interest income	59,968	48,490
Provision for loan losses	1,222	647
Net interest income after provision for loan losses	58,746	47,843
Non-interest income:
Mortgage lending income	2,221	2,681
Service charges	2,874	2,321
Earnings on bank-owned life insurance	1,453	758
Loss on sale of investment securities, net	—	(39)
Other	7,918	2,241
Total non-interest income	14,466	7,962
Non-interest expense:
Salaries and employee benefits	28,487	18,413
Occupancy	3,327	3,252
Furniture and equipment	2,457	2,077
Data processing and supplies	2,067	1,438
Advertising and business development	879	684
Insurance, professional and other services	7,181	2,274
FDIC insurance assessments	766	900
Loan, foreclosure and other real estate owned expenses	1,939	1,376
Other	5,695	4,472
Total non-interest expense	52,798	34,886
Income before income tax expense	20,414	20,919
Income tax expense	5,983	6,484
Net income	$14,431	$14,435

Basic earnings per common share	$0.28	$0.35
Diluted earnings per common share	$0.28	$0.35
Dividends declared and paid per common share	$0.05	$0.05

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$14,431	$14,435
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on investments securities available-for-sale	2,429	(1,006)
Tax effect	(899)	373
Reclassification of losses recognized in net income on sale of investment securities available-for-sale	—	39
Tax effect	—	(14)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(302)	(492)
Tax effect	112	182
Net of tax amount	1,340	(918)
Cash flow hedging activities:
Unrealized holding gains (losses)	444	(1,612)
Tax effect	(164)	596
Net of tax amount	280	(1,016)
Total other comprehensive income (loss)	1,620	(1,934)
Total comprehensive income	$16,051	$12,501

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common stock		Common stock - nonvoting		Retained earnings	Stock in directors rabbi trust	Directors deferred fees obligation	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2015	—	$—	35,952,883	$448,728	4,820,844	$33,507	$102,583	$(4,753)	$4,753	$7,329	$592,147
Net income	—	—	—	—	—	—	14,435	—	—	—	14,435
Directors deferred fees	—	—	—	—	—	—	—	(205)	205	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(1,934)	(1,934)
Common stock issued pursuant to:
Stock-based compensation	—	—	16,319	720	—	—	—	—	—	—	720
Dividend reinvestment plan	—	—	3,427	70	—	—	—	—	—	—	70
Stock options exercised	—	—	13,275	127	—	—	—	—	—	—	127
Shares withheld for payment of taxes	—	—	(678)	(15)	—	—	—	—	—	—	(15)
Excess income tax benefit	—	—	—	43	—	—	—	—	—	—	43
Cash dividends:
Common stock, $0.05 per share	—	—	—	—	—	—	(2,040)	—	—	—	(2,040)
Balance, March 31, 2016	—	$—	35,985,226	$449,673	4,820,844	$33,507	$114,978	$(4,958)	$4,958	$5,395	$603,553

Balance, December 31, 2016	—	$—	47,356,229	$709,935	4,820,844	$33,507	$156,602	$(4,737)	$4,737	$1,838	$901,882
Net income	—	—	—	—	—	—	14,431	—	—	—	14,431
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	1,620	1,620
Common stock issued pursuant to:
Stock-based compensation	—	—	151,982	5,494	—	—	—	—	—	—	5,494
Dividend reinvestment plan	—	—	1,827	67	—	—	—	—	—	—	67
Stock options exercised	—	—	17,661	189	—	—	—	—	—	—	189
Shares withheld for payment of taxes	—	—	(126,810)	(4,233)	—	—	—	—	—	—	(4,233)
Cash dividends:
Common stock, $0.05 per share	—	—	—	—	—	—	(2,812)	—	—	—	(2,812)
Balance, March 31, 2017	—	$—	47,400,889	$711,452	4,820,844	$33,507	$168,221	$(4,737)	$4,737	$3,458	$916,638

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$14,431	$14,435
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,222	647
Depreciation and amortization	1,988	1,732
Amortization of premiums, net	1,160	1,108
Amortization of intangible assets	1,539	1,156
Accretion of fair value purchase accounting adjustments, net	(6,578)	(6,044)
Stock-based compensation	5,494	720
Excess income tax benefit of share-based compensation	395	43
Deferred compensation	440	161
Earnings on bank-owned life insurance	(1,453)	(758)
Loss on sale of investment securities, net	—	39
Loss on disposal of premises and equipment	423	9
Losses on other real estate owned	491	587
Gain on sale of loans, net	(2,532)	(3,423)
Origination of loans held for sale	(75,730)	(77,206)
Proceeds from sales of loans held for sale	95,855	84,088
Decrease in accrued interest receivable	2,425	1,337
Payments received from FDIC under loss-share agreements	—	823
(Increase) decrease in other assets	(1,402)	2,034
Increase in accrued expenses and other liabilities	8,019	3,652
Net cash provided by operating activities	46,187	25,140
Investing activities
Purchases of investment securities available-for-sale	(33,695)	(24,156)
Purchases of investment securities held-to-maturity	(5,130)	(15,936)
Proceeds from sales of investment securities available-for-sale	—	5,368
Proceeds from maturities and payments of investment securities available-for-sale	34,848	5,893
Proceeds from maturities and payments of investment securities held-to-maturity	8,730	3,535
Redemption (purchase) of Federal Home Loan Bank stock	1,993	(541)
Net increase in loans	(156,847)	(30,973)
Purchases of premises and equipment	(6,615)	(3,442)
Proceeds from disposal of premises and equipment	151	—
Investment in bank-owned life insurance	(12)	(40,183)
Investment in other real estate owned	(336)	(266)
Proceeds from sales of other real estate owned	2,636	2,530
Net cash used in investing activities	(154,277)	(98,171)

Financing activities
Net increase in deposits	232,970	21,930
Net decrease in short-term borrowings	(72,236)	(8,587)
Net decrease in long-term-debt	(10,030)	—
Common stock issued from exercise of stock options, net of taxes	189	127
Common stock issued pursuant to dividend reinvestment plan	67	70
Common stock repurchased in lieu of income taxes	(4,233)	(15)
Cash dividends paid	(2,812)	(2,040)
Net cash provided by financing activities	143,915	11,485
Net increase (decrease) in cash and cash equivalents	35,825	(61,546)
Cash and cash equivalents, beginning of period	260,182	204,238
Cash and cash equivalents, end of period	$296,007	$142,692

Supplemental Statement of Cash Flows Disclosure
Interest paid	$9,561	$7,192
Income taxes paid	—	1,116
Summary of Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$1,286	$1,060
Transfer of loans held for sale to portfolio loans	2,190	1,676
FDIC indemnification asset decrease (increase), net	—	27

See accompanying notes to Consolidated Financial Statements.

BNC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Organization
BNC Bancorp (the "Company") was formed in 2002 to serve as a one-bank holding company for Bank of North Carolina d/b/a BNC Bank (the "Bank"). The Bank is incorporated under the laws of the State of North Carolina and provides a wide range of banking services tailored to the particular banking needs of the communities we serve. The Bank is principally engaged in the business of attracting deposits from the general public and using those deposits, together with other funding from our lines of credit, to make commercial and consumer loans. The Bank also offers a wide range of banking services, including traditional products such as checking and savings accounts. The Bank conducts operations through 76 full-service banking offices, including 41 branches in North Carolina, 26 branches in South Carolina and nine branches in Virginia.

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

On January 22, 2017, the Company and Pinnacle Financial Partners, Inc. ("Pinnacle") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Pinnacle will acquire the Company. Under the Merger Agreement, a wholly owned subsidiary of Pinnacle will merge with and into the Company, with the Company remaining as the surviving entity and becoming a wholly owned subsidiary of Pinnacle (the "merger"). Such surviving entity will, as soon as reasonably practicable following the merger and as part of a single integrated transaction, merge with and into Pinnacle, with Pinnacle remaining as the surviving entity (the “second step merger”). Immediately following the completion of the second step merger, the Bank will merge with and into Pinnacle Bank, a Tennessee state bank and wholly owned subsidiary of Pinnacle, with Pinnacle Bank as the surviving bank. In the merger, each outstanding share of the Company's common stock will convert to the right to receive 0.5235 shares of Pinnacle’s common stock. The transaction is expected to close late in the second quarter or early in the third quarter of 2017, subject to shareholder approval and other customary closing conditions.

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The information contained in the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 should be referred to in connection with these unaudited interim consolidated financial statements.

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

Recently Adopted and Issued Accounting Standards
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. ASU 2017-08 is effective for public business entities beginning after December 15, 2018 and interim periods thereafter. Early adoption is permitted. As the Company is currently amortizing the premium on these securities to the earliest call date, the adoption of this ASU will not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public business entities that are SEC filers for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU clarifies certain existing principles in ASC Topic 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. For public companies, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

NOTE 2 – ACQUISITIONS

Acquisition of High Point Bank Corporation

On November 1, 2016, the Company completed the acquisition of High Point Bank Corporation ("High Point"), pursuant to the terms of the Agreement and Plan of Merger dated November 13, 2015.

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

Acquisition of Southcoast Financial Corporation

On June 17, 2016, the Company completed the acquisition of Southcoast Financial Corporation ("Southcoast") pursuant to the terms of the Agreement and Plan of Merger dated August 14, 2015, as amended.

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

The Company incurred total transaction-related costs of $13.3 million and $1.4 million during the three months ended March 31, 2017 and 2016, respectively. Transaction-related costs, which are expensed as incurred as a component of non-interest expense, primarily include, but are not limited to, severance costs, professional services, data processing fees, and marketing and advertising expenses.

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

The Company's basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Net income	$14,431	$14,435

Weighted average common shares - basic	52,204,933	40,789,597
Add: Effect of dilutive Stock Rights	151,764	95,671
Weighted average common shares - diluted	52,356,697	40,885,268

Basic earnings per common share	$0.28	$0.35
Diluted earnings per common share	$0.28	$0.35

For the three months ended March 31, 2017 and 2016, respectively, there were no shares of Stock Rights excluded in computing diluted common shares outstanding.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities are presented in the following tables:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$24,249	$85	$308	$24,026
State and municipals	202,149	4,907	746	206,310
Corporate debt securities	49,871	608	4	50,475
Asset-backed debt securities	152,486	658	463	152,681
Equity securities	35,406	454	459	35,401
Mortgage-backed securities:
Residential government sponsored	111,776	277	1,818	110,235
Other government sponsored	735	19	—	754
	$576,672	$7,008	$3,798	$579,882
Held-to-maturity:
State and municipals	$295,039	$3,089	$5,867	$292,261
Corporate debt securities	18,079	607	—	18,686
	$313,118	$3,696	$5,867	$310,947

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016	(Dollars in thousands)
Available-for-sale:
U.S. Government agencies	$25,610	$118	$334	$25,394
State and municipals	205,488	4,574	1,357	208,705
Corporate debt securities	50,440	523	125	50,838
Asset-backed debt securities	164,497	342	1,088	163,751
Equity securities	15,448	87	—	15,535
Mortgage-backed securities:
Residential government sponsored	115,933	241	2,225	113,949
Other government sponsored	927	25	—	952
	$578,343	$5,910	$5,129	$579,124
Held-to-maturity:
State and municipals	$295,573	$2,613	$8,064	$290,122
Corporate debt securities	22,089	597	—	22,686
	$317,662	$3,210	$8,064	$312,808

The amortized cost and estimated fair value of investment securities at March 31, 2017, by contractual maturity, are shown below. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Fair Value
Available-for-sale:	(Dollars in thousands)
Due after one through five years	$30,255	$30,342
Due after five through ten years	115,596	115,940
Due after ten years	395,415	398,199
Total debt securities	541,266	544,481
Equity securities	35,406	35,401
	$576,672	$579,882
Held-to-maturity:
Due after one year through five years	$10,760	$10,770
Due after five through ten years	41,460	42,013
Due after ten years	260,898	258,164
	$313,118	$310,947

At March 31, 2017 and December 31, 2016, respectively, investment securities with an estimated fair value of approximately $348.5 million and $372.4 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents a summary of realized gains and losses from the sale of investment securities:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Proceeds from sales	$—	$5,368

Gross realized gains on sales	$—	$130
Gross realized losses on sales	—	(169)
Total realized losses, net	$—	$(39)

The following tables detail gross unrealized losses and fair values of investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017	(Dollars in thousands)
Available-for-sale:
State and municipals	110	$60,044	$746	—	$—	$—	$60,044	$746
Mortgage-backed securities	50	96,380	1,684	4	3,911	134	100,291	1,818
U.S. Government agencies	8	14,516	308	—	—	—	14,516	308
Asset-backed debt securities	3	12,573	43	9	32,789	420	45,362	463
Equity securities	1	23,981	116	1	636	343	24,617	459
Corporate debt securities	1	400	4	—	—	—	400	4
	173	$207,894	$2,901	14	$37,336	$897	$245,230	$3,798

Held-to-maturity:
State and municipals	136	$158,504	$5,638	6	$4,769	$229	$163,273	$5,867

	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016	(Dollars in thousands)
Available-for-sale:
State and municipals	134	$89,604	$1,357	—	$—	$—	$89,604	$1,357
Mortgage-backed securities	58	102,459	2,123	2	2,519	102	104,978	2,225
Asset-backed debt securities	9	33,888	119	17	60,255	969	94,143	1,088
U.S. Government agencies	8	14,830	334	—	—	—	14,830	334
Corporate debt securities	3	16,755	121	1	4,325	4	21,080	125
	212	$257,536	$4,054	20	$67,099	$1,075	$324,635	$5,129

Held-to-maturity:
State and municipals	145	$169,782	$7,767	7	$5,645	$297	$175,427	$8,064

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

Based on this evaluation, the Company does not believe any unrealized loss at March 31, 2017 represents an other-than-temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The Company has concluded there are no concerns about the long-term viability of the issuers of these securities and the Company currently does not intend to sell, nor does it believe that it will be required to sell, these securities before recovery of their amortized cost basis.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are presented below:

	March 31, 2017			December 31, 2016
	Originated	Acquired	Total	Originated	Acquired	Total
	(Dollars in thousands)
Commercial real estate	$2,202,342	$761,742	$2,964,084	$2,076,834	$820,886	$2,897,720
Commercial construction	531,308	103,800	635,108	459,398	103,821	563,219
Commercial and industrial	384,887	127,191	512,078	369,287	131,974	501,261
Leases	30,553	—	30,553	29,529	—	29,529
Total commercial	3,149,090	992,733	4,141,823	2,935,048	1,056,681	3,991,729
Residential construction	109,317	16,076	125,393	93,202	21,613	114,815
Residential mortgage	644,646	685,839	1,330,485	599,666	725,774	1,325,440
Consumer and other	18,012	5,154	23,166	17,771	5,955	23,726
Total portfolio loans	$3,921,065	$1,699,802	$5,620,867	$3,645,687	$1,810,023	$5,455,710

The following table presents a summary of the activity of the Company's purchased loans accounted for under ASC 310-30:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$127,559	$142,671
Accretion	2,288	1,157
Transfer to other real estate owned	—	(745)
Net payments received	(8,528)	(8,245)
Net charge-offs	(80)	(517)
Other activity, net	21	383
Balance at end of period	$121,260	$134,704

The following table presents a summary of changes in accretable difference on purchased loans accounted for under ASC 310-30:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$3,060	$2,853
Accretion	(2,288)	(1,157)
Adjustment due to changes in expected future cash flows	1,053	889
Balance at end of period	$1,825	$2,585

The Company has the ability to borrow funds from the Federal Home Loan Bank of Atlanta ("FHLB") and from the Federal Reserve Bank of Richmond (the "Federal Reserve"). At March 31, 2017 and December 31, 2016, commercial and real estate loans with carrying values of $2.35 billion and $2.25 billion, respectively, were pledged to secure borrowing facilities from these institutions.

A summary of the changes to the allowance for loan losses, by class of financing receivable, is presented below:

For the three months ended March 31, 2017	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance December 31, 2016	$15,641	$5,921	$5,490	$255	$767	$9,123	$304	$37,501
Charge-offs	—	(145)	—	—	(160)	(46)		(351)
Recoveries	82	132	323	—	5	412	39	993
Provision	1,094	392	(55)	10	253	(417)	(55)	1,222
Balance March 31, 2017	$16,817	$6,300	$5,758	$265	$865	$9,072	$288	$39,365

For the three months ended March 31, 2016	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
	(Dollars in thousands)
Balance December 31, 2015	$13,471	$4,525	$4,586	$78	$466	$8,201	$320	$31,647
Charge-offs	(188)	—	(3)	—	—	(216)	(9)	(416)
Recoveries	53	204	154	—	7	142	58	618
Provision (1)	589	591	(238)	29	79	(323)	(80)	647
Change in FDIC indemnification asset (1)	(4)	(106)	(31)	—	—	216	(23)	52
Balance March 31, 2016	$13,921	$5,214	$4,468	$107	$552	$8,020	$266	$32,548

(1)
The provision for loan losses includes the "net" provision on covered loans after coverage provided by FDIC loss-share agreements, which totaled $(0.4) million for the three months ended March 31, 2016. For the three months ended March 31, 2016, this resulted in an increase in the FDIC indemnification asset of $0.1 million, which is the difference between the net provision on covered loans and the total reduction to the allowance for loan losses allocable to the covered loan portfolio of $0.3 million.

The following table provides a breakdown of the recorded investment in loans and the allowance for loan losses based on the method of determining the allowance:

	Commercial real estate	Commercial construction	Commercial and industrial	Leases	Residential construction	Residential mortgage	Consumer and other	Total
Balances at March 31, 2017:	(Dollars in thousands)
Specific reserves:
Impaired loans	$766	$73	$466	$—	$—	$1,631	$1	$2,937
Purchase credit impaired loans	1,157	263	33	—	149	1,022	1	2,625
Total specific reserves	1,923	336	499	—	149	2,653	2	5,562
General reserves	14,894	5,964	5,259	265	716	6,419	286	33,803
Total	$16,817	$6,300	$5,758	$265	$865	$9,072	$288	$39,365

Loans:
Individually evaluated for impairment	$19,576	$2,248	$2,487	$—	$—	$16,505	$11	$40,827
Purchase credit impaired loans	70,284	10,692	1,655	—	312	38,218	99	121,260
Loans collectively evaluated for impairment	2,874,224	622,168	507,936	30,553	125,081	1,275,762	23,056	5,458,780
Total	$2,964,084	$635,108	$512,078	$30,553	$125,393	$1,330,485	$23,166	$5,620,867

Balances at December 31, 2016:
Specific reserves:
Impaired loans	$607	$147	$365	$—	$—	$1,255	$1	$2,375
Purchase credit impaired loans	811	321	37	—	146	1,084	2	2,401
Total specific reserves	1,418	468	402	—	146	2,339	3	4,776
General reserves	14,223	5,453	5,088	255	621	6,784	301	32,725
Total	$15,641	$5,921	$5,490	$255	$767	$9,123	$304	$37,501

Loans:
Individually evaluated for impairment	$19,602	$3,145	$1,844	$—	$—	$14,738	$9	$39,338
Purchase credit impaired loans	73,515	11,556	1,999	—	501	39,881	107	127,559
Loans collectively evaluated for impairment	2,804,603	548,518	497,418	29,529	114,314	1,270,821	23,610	5,288,813
Total	$2,897,720	$563,219	$501,261	$29,529	$114,815	$1,325,440	$23,726	$5,455,710

The following tables present information related to impaired loans, excluding purchased impaired loans:

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
March 31, 2017	(Dollars in thousands)
Originated:
Commercial real estate	$4,155	$4,141	$608	$12,787	$12,744
Commercial construction	811	807	46	1,264	1,262
Commercial and industrial	1,566	1,559	290	390	389
Residential mortgage	5,604	5,576	581	3,998	3,992
Consumer and other	8	8	1	—	—
Total originated	12,144	12,091	1,526	18,439	18,387
Acquired:
Commercial real estate	1,212	1,220	158	1,487	1,486
Commercial construction	176	175	27	—	—
Commercial and industrial	533	631	176	—	—
Residential mortgage	5,263	5,736	1,050	1,642	1,670
Consumer and other	3	5	—	—	—
Total acquired	7,187	7,767	1,411	3,129	3,156
Total impaired loans	$19,331	$19,858	$2,937	$21,568	$21,543

	Impaired Loans - With Allowance			Impaired Loans - With No Allowance
	Recorded Investment	Unpaid Principal Balance	Allowances for Loan Losses Allocated	Recorded Investment	Unpaid Principal Balance
December 31, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$7,230	$7,208	$448	$10,040	$9,993
Commercial construction	1,247	1,244	102	1,295	1,293
Commercial and industrial	1,214	1,209	265	397	396
Residential mortgage	4,921	4,885	482	4,275	4,271
Consumer and other	8	8	1	—	—
Total originated	14,620	14,554	1,298	16,007	15,953
Acquired:
Commercial real estate	1,179	1,192	159	1,224	1,236
Commercial construction	264	278	45	343	343
Commercial and industrial	235	392	100	1	—
Residential mortgage	3,913	4,396	773	1,649	1,677
Consumer and other	—	6	—	—	—
Total acquired	5,591	6,264	1,077	3,217	3,256
Total impaired loans	$20,211	$20,818	$2,375	$19,224	$19,209

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding purchased impaired loans:

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Impaired loans with allowance:	(Dollars in thousands)
Commercial real estate	$6,681	$46	$12,909	$103
Commercial construction	1,197	13	1,670	15
Commercial and industrial	1,659	53	1,654	34
Residential construction	—	—	378	4
Residential mortgage	9,159	74	13,246	61
Consumer and other	9	4	33	—
Total impaired loans with allowance	$18,705	$190	$29,890	$217
Impaired loans with no allowance:
Commercial real estate	$12,721	$83	$13,805	$129
Commercial construction	1,389	14	1,739	189
Commercial and industrial	493	—	126	—
Residential construction	—	—	68	—
Residential mortgage	6,622	—	5,646	23
Total impaired loans with no allowance	$21,225	$97	$21,384	$341

For the three months ended March 31, 2017 and 2016, the amount of interest income recognized within the period that the loans were impaired was primarily related to loans modified as a troubled debt restructuring ("TDR") that remained on accrual status. The amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

At March 31, 2017 and December 31, 2016, respectively, the Company had $2.6 million and $1.3 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in progress.

The following tables present an aging analysis of the recorded investment in the Company's loans:

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Loans
March 31, 2017	(Dollars in thousands)
Originated:
Commercial real estate	$2,193,873	$4,962	$—	$—	$3,507	$2,202,342
Commercial construction	531,191	23	—	—	94	531,308
Commercial and industrial	383,076	466	—	—	1,345	384,887
Leases	30,553	—	—	—	—	30,553
Residential construction	109,135	182	—	—	—	109,317
Residential mortgage	638,025	1,534	718	—	4,369	644,646
Consumer and other	17,982	15	15	—	—	18,012
Total originated	3,903,835	7,182	733	—	9,315	3,921,065
Acquired:
Commercial real estate	756,988	1,791	443	—	2,520	761,742
Commercial construction	103,182	338	—	—	280	103,800
Commercial and industrial	126,046	439	249	—	457	127,191
Residential construction	15,659	417	—	—	—	16,076
Residential mortgage	674,368	5,029	238	—	6,204	685,839
Consumer and other	5,097	44	10	—	3	5,154
Total acquired	1,681,340	8,058	940	—	9,464	1,699,802
Total loans	$5,585,175	$15,240	$1,673	$—	$18,779	$5,620,867

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Loans
December 31, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$2,074,100	$573	$504	$—	$1,657	$2,076,834
Commercial construction	458,576	387	—	—	435	459,398
Commercial and industrial	368,025	490	—	—	772	369,287
Leases	29,529	—	—	—	—	29,529
Residential construction	92,784	418	—	—	—	93,202
Residential mortgage	592,975	2,368	425	115	3,783	599,666
Consumer and other	17,644	102	25	—	—	17,771
Total originated	3,633,633	4,338	954	115	6,647	3,645,687
Acquired:
Commercial real estate	814,277	2,816	1,556	—	2,237	820,886
Commercial construction	102,727	294	90	—	710	103,821
Commercial and industrial	130,937	713	161	—	163	131,974
Residential construction	21,613	—	—	—	—	21,613
Residential mortgage	714,386	5,473	1,036	—	4,879	725,774
Consumer and other	5,903	47	5	—	—	5,955
Total acquired	1,789,843	9,343	2,848	—	7,989	1,810,023
Total loans	$5,423,476	$13,681	$3,802	$115	$14,636	$5,455,710

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
Loss - Loans classified as loss are considered uncollectable and are in the process of being charged-off, as soon as practicable, once so classified.

The following tables present the recorded investment in the Company’s loans by credit quality indicator:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2017	(Dollars in thousands)
Originated:
Commercial real estate	$2,133,061	$52,514	$16,767	$—	$—	$2,202,342
Commercial construction	524,874	4,892	1,542	—	—	531,308
Commercial and industrial	378,155	3,407	3,325	—	—	384,887
Leases	30,512	41	—	—	—	30,553
Residential construction	109,013	304	—	—	—	109,317
Residential mortgage	613,064	22,043	9,539	—	—	644,646
Consumer and other	17,692	312	8	—	—	18,012
Total originated	3,806,371	83,513	31,181	—	—	3,921,065
Acquired:
Commercial real estate	699,784	27,309	34,448	201	—	761,742
Commercial construction	90,486	5,292	7,919	103	—	103,800
Commercial and industrial	117,708	2,436	7,047	—	—	127,191
Residential construction	15,637	127	312	—	—	16,076
Residential mortgage	631,728	35,402	18,552	157	—	685,839
Consumer and other	5,043	108	3	—	—	5,154
Total acquired	1,560,386	70,674	68,281	461	—	1,699,802
Total loans	$5,366,757	$154,187	$99,462	$461	$—	$5,620,867

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016	(Dollars in thousands)
Originated:
Commercial real estate	$2,004,386	$55,028	$17,420	$—	$—	$2,076,834
Commercial construction	451,314	5,354	2,730	—	—	459,398
Commercial and industrial	363,028	3,209	3,050	—	—	369,287
Leases	29,486	43	—	—	—	29,529
Residential construction	92,831	371	—	—	—	93,202
Residential mortgage	568,875	21,669	9,122	—	—	599,666
Consumer and other	17,426	336	9	—	—	17,771
Total originated	3,527,346	86,010	32,331	—	—	3,645,687
Acquired:
Commercial real estate	755,908	31,145	33,629	204	—	820,886
Commercial construction	87,857	6,867	8,994	103	—	103,821
Commercial and industrial	122,637	3,170	6,167	—	—	131,974
Residential construction	20,912	—	701	—	—	21,613
Residential mortgage	670,683	37,181	17,747	163	—	725,774
Consumer and other	5,875	80	—	—	—	5,955
Total acquired	1,663,872	78,443	67,238	470	—	1,810,023
Total loans	$5,191,218	$164,453	$99,569	$470	$—	$5,455,710

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

The following tables provide a summary of loans modified as TDRs:

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
March 31, 2017	(Dollars in thousands)
Commercial real estate	$2,024	$167	$2,191	$176
Commercial construction	765	—	765	—
Commercial and industrial	141	—	141	14
Residential mortgage	4,477	—	4,477	260
Consumer and other	8	—	8	1
Total modifications	$7,415	$167	$7,582	$451
Number of contracts	23	4	27

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2016	(Dollars in thousands)
Commercial real estate	$2,048	$173	$2,221	$125
Commercial construction	765	—	765	—
Commercial and industrial	379	—	379	37
Residential mortgage	4,492	—	4,492	286
Consumer and other	9	—	9	1
Total modifications	$7,693	$173	$7,866	$449
Number of contracts	25	4	29

At March 31, 2017 and December 31, 2016, respectively, the Company had no available commitments outstanding on TDRs.

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

There were no new TDRs during the three months ended March 31, 2017, while the amount of new TDRs during the three months ended March 31, 2016 was immaterial.

The amount of loans modified and classified as TDRs in the previous twelve months that defaulted during the three months ended March 31, 2017 was immaterial. No loans modified and classified as TDRs in the previous twelve months defaulted during the three months ended March 31, 2016. The Company defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Loans Held for Sale

The Company originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Loans held for sale at period end	$23,453	$33,455
Proceeds from sales of mortgage loans originated for sale	95,855	84,088
Gain on sales of mortgage loans originated for sale	2,037	2,543

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

Derivatives Designated as Cash Flow Hedges of Interest Rate Risk

The Company has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. The Company is party to an interest rate swap transaction with a notional amount of $125 million. The interest rate swap was designated as a hedge against the changes in cash flows attributable to changes in one-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on the first $125 million of the Company's variable rate money market funding arrangement.

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

The following table presents the fair value of the Company’s derivatives:

	March 31, 2017			December 31, 2016
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets:	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$79,183	Other assets	$1,217	$70,777	Other assets	$1,224

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate swap	$125,000	Accrued expenses and other liabilities	$113	$125,000	Accrued expenses and other liabilities	$557
Derivatives not designated as hedging instruments:
Interest rate swaps	$79,183	Accrued expenses and other liabilities	$1,217	$70,777	Accrued expenses and other liabilities	$1,224

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Held/Pledged	Net
March 31, 2017	(Dollars in thousands)
Derivative assets	$1,217	$—	$1,217	$—	$—	$2,679
Derivative liabilities	1,330	—	1,330	—	1,330	—
Total derivative instruments	$2,547	$—	$2,547	$—	$1,330	$2,679

December 31, 2016
Derivative assets	$1,224	$—	$1,224	$—	$—	$2,679
Derivative liabilities	1,781	—	1,781	—	1,781	—
Total derivative instruments	$3,005	$—	$3,005	$—	$1,781	$2,679

The Company has recorded a loss of $0.1 million, net of tax, as component of accumulated other comprehensive income at March 31, 2017 associated with the cash flow hedging instrument and expects $0.4 million, net of tax, to be reclassified as an increase to interest expense during the next 12 months.

The following table presents the amounts recorded in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges, net of tax:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Amount of net gains (losses) recorded in OCI (effective portion)	$280	$(1,016)

No amount of net gains or losses were reclassified to earnings during the three months ended March 31, 2017 and 2016, respectively.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedge no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended March 31, 2017 and 2016, respectively. The Company will continue to assess the effectiveness of the hedge on a quarterly basis.

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

Credit-Risk Related Contingent Features – The Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a default by the Company on its indebtedness or the failure to maintain its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At March 31, 2017, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.3 million, for which the Company has posted collateral with a fair value of $6.0 million.

NOTE 7 – BORROWINGS

The following table presents the Company’s short-term borrowings:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Repurchase agreements (1)	$65,468	$70,704
Federal funds purchased	—	20,000
Advances from FHLB	30,600	77,600
Total short-term borrowings	$96,068	$168,304
(1) Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by either U.S. Government Agency obligations, government sponsored mortgage-backed securities or securities issued by local governmental municipalities.

The Company may purchase federal funds through unsecured federal funds lines of credit totaling $155.0 million at March 31, 2017. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate.

The Company has an uncollateralized 364-day revolving credit facility (the “Credit Agreement”) for an aggregate principal amount of up to $25 million at any time outstanding. The Credit Agreement matures on November 11, 2017 with an interest rate the greater of i) 3.25%, ii) the Prime Rate, or iii) the Federal Funds rate, plus 0.50%. There were no borrowings outstanding under the Credit Agreement at March 31, 2017.

The following table presents the Company’s long-term debt:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Advances from FHLB, net (1)	$76,379	$86,626
Subordinated notes, net (1)	70,613	70,648
Junior subordinated debentures, net (1)	44,456	44,374
Total long-term debt	$191,448	$201,648
(1) Long-term debt balances are presented net of debt issuance costs and unamortized premiums or discounts.

The Company has $74.0 million of long-term advances outstanding with the FHLB as of March 31, 2017, with maturity dates ranging from 2018 to 2021 and an average interest rate of 2.21%. At March 31, 2017, commercial and real estate loans and investment securities with carrying values of $1.88 billion and $5.6 million, respectively, were assigned under this arrangement.

The Parent Company has issued $60.0 million of 5.50% Fixed to Floating Rate Subordinated Notes (the "Subordinated Notes"), all of which are outstanding at March 31, 2017. The Subordinated Notes bear interest at a fixed rate of 5.50% per year for the first 5 years and, from October 1, 2019 to the October 1, 2024 maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month LIBOR plus 359 basis points. The Subordinated Notes are redeemable by the Parent Company at any quarterly interest payment date beginning on October 1, 2019 to maturity at par, plus accrued and unpaid interest.

The Company previously assumed a junior subordinated note with an outstanding balance of $10.6 million at March 31, 2017. The junior subordinated note bears interest at a variable rate of 30-day LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%, and has a maturity date of October 15, 2023. The interest rate for the subordinated note was 5.78% at March 31, 2017.

In addition, the Company has the ability to borrow funds from the Federal Reserve utilizing the discount window and the borrower-in-custody of collateral arrangement. At March 31, 2017, commercial and real estate loans and investment securities with carrying values of $463.5 million and $2.8 million, respectively, were assigned under these arrangements. The Company had no outstanding borrowings with the Federal Reserve at March 31, 2017.

The following table details the junior subordinated debentures outstanding:

	Shares issued	Interest rate	Maturity date	March 31, 2017	December 31, 2016
				(Dollars in thousands)
BNC Bancorp Capital Trust I	5,000	LIBOR plus 3.25%	4/15/2033	$5,155	$5,155
BNC Bancorp Capital Trust II	6,000	LIBOR plus 2.80%	4/7/2034	6,186	6,186
BNC Capital Trust III	5,000	LIBOR plus 2.40%	9/23/2034	5,155	5,155
BNC Capital Trust IV	7,000	LIBOR plus 1.70%	12/31/2036	7,217	7,217
Southcoast Capital Trust III	10,000	LIBOR plus 1.50%	9/30/2035	10,310	10,310
Valley Financial (VA) Statutory Trust I	4,000	LIBOR plus 3.10%	6/26/2033	4,124	4,124
Valley Financial (VA) Statutory Trust II	7,000	LIBOR plus 1.49%	12/15/2035	7,217	7,217
Valley Financial Statutory Trust III	5,000	LIBOR plus 1.73%	1/30/2037	5,155	5,155
				50,519	50,519
Unamortized discount				5,891	5,970
Unamortized debt issuance costs				172	175
				$44,456	$44,374

The Company was not aware of any violations of loan covenants at March 31, 2017.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income, net of income taxes:

	Unrealized Holding Gains on Investment Securities Available-For-Sale	Unrealized Holding Gains on Investment Securities Transferred from Available-For-Sale to Held-to-Maturity	Unrealized Holding Losses on Cash Flow Hedging Activities	Total Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at December 31, 2016	$492	$1,698	$(352)	$1,838
Other comprehensive income before reclassifications	1,530	—	280	1,810
Reclassifications from accumulated other comprehensive income	—	(190)	—	(190)
Net current period other comprehensive income (loss)	1,530	(190)	280	1,620
Balance at March 31, 2017	$2,022	$1,508	$(72)	$3,458

Balance at December 31, 2015	$5,227	$2,787	$(685)	$7,329
Other comprehensive loss before reclassifications	(633)	—	(1,016)	(1,649)
Reclassifications from accumulated other comprehensive income	25	(310)	—	(285)
Net current period other comprehensive loss	(608)	(310)	(1,016)	(1,934)
Balance at March 31, 2016	$4,619	$2,477	$(1,701)	$5,395

The following table details reclassification adjustments from accumulated other comprehensive income:

	Three Months Ended March 31,
Component of Accumulated Other Comprehensive Income	2017	2016	Affected Line Item in the Consolidated Statement of Income
	(Dollars in thousands)
Unrealized holding gains on investment securities available-for-sale	$—	$(39)	Loss on sale of investment securities, net
	—	14	Income tax expense
	—	(25)	Total, net of tax

Unrealized holding gains on investment securities transferred from available-for-sale to held-to-maturity (1)	302	492	Interest income - investment securities
	(112)	(182)	Income tax expense
	190	310	Total, net of tax
Total reclassifications for the period	$190	$285

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

Investment securities available-for-sale – The Company's equity securities available-for-sale are valued using Level 1 inputs in the fair value hierarchy, as there is an active market for determining the fair value of identical securities. The remainder of the investment securities available-for-sale are valued by a third-party pricing service which normally derive security prices from recently reported trades for similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. The Company has determined the remainder of the investment securities available-for-sale portfolio are valued using Level 2 inputs.

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

The following tables present information about certain assets and liabilities measured at fair value on a recurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
March 31, 2017	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$24,026	$—	$24,026	$—
State and municipals	206,310	—	206,310	—
Corporate debt securities	50,475	—	50,475	—
Asset backed securities	152,681	—	152,681	—
Equity securities	35,401	30,176	5,225	—
Mortgage-backed securities:
Residential government sponsored	110,235	—	110,235	—
Other government sponsored	754	—	754	—
Total investment securities available-for-sale	579,882	30,176	549,706	—
Derivative instruments:
Interest rate swaps - not designated	1,217	—	1,217	—
Total derivative instruments	1,217	—	1,217	—
Total assets measured at fair value on a recurring basis	$581,099	$30,176	$550,923	$—
Liabilities:
Interest rate swap - cash flow hedge	$113	$—	$113	$—
Interest rate swaps - not designated	1,217	—	1,217	—
Total liabilities measured at fair value on a recurring basis	$1,330	$—	$1,330	$—

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
December 31, 2016	(Dollars in thousands)
Assets:
Investment securities available-for-sale:
U.S. Government agencies	$25,394	$—	$25,394	$—
State and municipals	208,705	—	208,705	—
Corporate debt securities	50,838	—	50,838	—
Other debt securities	163,751	—	163,751	—
Equity securities	15,535	10,272	5,263	—
Mortgage-backed securities:
Residential government sponsored	113,949	—	113,949	—
Other government sponsored	952	—	952	—
Total investment securities available-for-sale	579,124	10,272	568,852	—
Derivative instruments:
Interest rate swap - not designated	1,224	—	1,224	—
Total derivative instruments	1,224	—	1,224	—
Total assets measured at fair value on a recurring basis	$580,348	$10,272	$570,076	$—
Liabilities:
Interest rate swap - cash flow hedge	$557	$—	$557	$—
Interest rate swap - not designated	1,224	—	1,224	—
Total liabilities measured at fair value on a recurring basis	$1,781	$—	$1,781	$—

Fair Value on a Nonrecurring Basis – The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.

Loans held for sale – Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The Company has determined loans held for sale are valued using Level 2 inputs.

Impaired loans – The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that nonaccrual loans and loans that have had their terms restructured in a TDR meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans. The Company has determined impaired loans are valued using Level 3 inputs.

Other Real Estate Owned – Other real estate owned ("OREO") is initially recorded at the lower of carrying value or fair value, less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The Company has determined OREO is valued using Level 3 inputs.

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total Measured at Fair Value	Fair Value Measured Using
Description		Level 1	Level 2	Level 3
March 31, 2017	(Dollars in thousands)
Loans held for sale	$23,453	$—	$23,453	$—
Impaired loans	156,525	—	—	156,525
OREO	24,984	—	—	24,984
Total assets measured at fair value on a nonrecurring basis	$204,962	$—	$23,453	$181,509

December 31, 2016
Loans held for sale	$43,731	$—	$43,731	$—
Impaired loans	162,121	—	—	162,121
OREO	26,489	—	—	26,489
Total assets measured at fair value on a nonrecurring basis	$232,341	$—	$43,731	$188,610

The following table presents the valuation and unobservable inputs for Level 3 assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2017:

Description	Fair Value (in thousands)	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$156,525	Appraised value	Discount to reflect current market conditions and ultimate collectability	0% - 20%
OREO	24,984	Appraised value	Discount to reflect current market conditions	0% - 20%

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

The following tables present the carrying value and estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2017	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$296,007	$296,007	$296,007	$—	$—
Investment securities available-for-sale	579,882	579,882	30,176	549,706	—
Investment securities held-to-maturity	313,118	310,947	—	310,947	—
Federal Home Loan Bank stock	11,187	11,187	—	11,187	—
Loans held for sale	23,453	23,453	—	23,453	—
Loans receivable, net	5,581,502	5,612,539	—	5,456,014	156,525
Accrued interest receivable	19,595	19,595	—	19,595	—
Investment in bank-owned life insurance	203,470	203,470	—	203,470	—
Interest rate swaps - not designated	1,217	1,217	—	1,217	—
Financial liabilities:
Demand deposits and savings	4,718,637	4,718,637	—	4,718,637	—
Time deposits	1,597,254	1,609,140	—	1,609,140	—
Short-term borrowings	96,068	96,068	—	96,068	—
Long-term debt	191,448	180,729	—	180,729	—
Accrued interest payable	2,915	2,915	—	2,915	—
Interest rate swap - cash flow hedge	113	113	—	113	—
Interest rate swaps - not designated	1,217	1,217	—	1,217	—

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2016	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$260,182	$260,182	$260,182	$—	$—
Investment securities available-for-sale	579,124	579,124	10,272	568,852	—
Investment securities held-to-maturity	317,662	312,808	—	312,808	—
Federal Home Loan Bank stock	13,180	13,180	—	13,180	—
Loans held for sale	43,731	43,731	—	43,731	—
Loans receivable, net	5,418,209	5,444,530	—	5,282,409	162,121
Accrued interest receivable	22,020	22,020	—	22,020	—
Investment in bank-owned life insurance	202,005	202,005	—	202,005	—
Interest rate swaps - not designated	1,224	1,224	—	1,224	—
Financial liabilities:
Demand deposits and savings	4,518,914	4,518,914	—	4,518,914	—
Time deposits	1,564,063	1,575,697	—	1,575,697	—
Short-term borrowings	168,304	168,304	—	168,304	—
Long-term debt	201,648	190,851	—	190,851	—
Accrued interest payable	2,273	2,273	—	2,273	—
Interest rate swap - cash flow hedge	557	557	—	557	—
Interest rate swaps - not designated	1,224	1,224	—	1,224	—

The following methods and assumptions were used to estimate the fair value of financial instruments that have not been previously discussed:

Cash and cash equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair value of those assets.

Investment securities held-to-maturity - The Company utilizes a third-party pricing service which normally derive security prices from recently reported trades for similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

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

The following table presents the outstanding off-balance sheet financial instruments whose contract amounts represent potential credit risk:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commitments under unfunded loans and lines of credit	$1,506,702	$1,448,453
Letters of credit	13,373	14,611

In addition, we invest as a limited partner in partnerships that operate qualified affordable housing or invest in emerging companies in our geographic region. These limited partnership structures are considered to be variable interest entities ("VIEs") because the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary of the VIEs and do not consolidate them. Our investments in these partnerships are recorded in other assets on the Consolidated Balance Sheets. The Company has commitments to invest up to $20.1 million in these VIEs, of which $13.1 million was unfunded at March 31, 2017. At March 31, 2017, our maximum exposure to loss was our $7.0 million recorded investment.

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

NOTE 11 – EMPLOYEE BENEFITS

The Compensation Committee of the Company's Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as “Rights”). At December 31, 2016, the Company had Rights outstanding from the 2006 BNC Bancorp Omnibus Stock Ownership and Long Term Incentive Plan (the "2006 Omnibus Plan"), the BNC Bancorp 2013 Omnibus Stock Incentive Plan (the "2013 Omnibus Plan") and the KeySource Non-Statutory and Incentive Stock Option plans (the "KeySource Plans"). The 2013 Omnibus Plan and the KeySource Plans are the only plans that are available for future grants. The Company had 66,000 Rights issued under the 2006 Omnibus Plan, 738,023 Rights issued and 323,705 Rights available for grants or awards under the 2013 Omnibus Plan, and 28,903 stock options issued and 35,607 stock options available for issuance related to the KeySource Plans.

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

A summary of the Company’s stock option activity for the three months ended March 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding at December 31, 2016	70,446	$9.82
Issued	—	—
Exercised	17,661	10.69
Forfeited or expired	—	—
Outstanding at March 31, 2017	52,785	$9.53	1.38	$1,347
Exercisable at March 31, 2017	52,761	$9.53	1.39	$1,346

The related compensation expense recognized for stock options, the intrinsic value of stock option exercised, and the grant-date fair value of options that vested was immaterial for the three months ended March 31, 2017 and 2016, respectively.

Restricted Stock Awards. A summary of the activity of the Company’s unvested restricted stock awards for the three months ended March 31, 2017 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2016	900,726	$23.80
Granted	30,650	36.51
Vested	(151,982)	29.16
Forfeited	(250)	20.58
Unvested at March 31, 2017	779,144	$23.25

The Company measures the fair value of restricted shares based on the price of the Company's common stock on the grant date, and compensation expense is recorded over the vesting period. The Company recognized compensation expense of $5.5 million and $0.7 million for restricted stock awards for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, there was $13.2 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.56 years. The grant-date fair value of restricted stock grants vested was $4.4 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BNC Bancorp that are based on the beliefs and assumptions of the management and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. In addition, forward-looking statements in this Quarterly Report on Form 10-Q include information regarding our proposed acquisition by Pinnacle, the potential effects of the pending acquisition on our business and operations prior to the consummation thereof, the effects on the Company if the acquisition is not consummated, and information regarding the combined operations and business of Pinnacle and the Company following the acquisition, if consummated. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	Pinnacle and the Company’s businesses may not be combined successfully, or such combination may take longer to accomplish than expected;

•
other closing conditions may not be satisfied on the expected terms, schedule, or at all, including approval by the Company’s and Pinnacle's shareholders, respectively, and other delays in closing the merger may occur;

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

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	increasing capital and liquidity standards under applicable regulatory rules;

•	adequacy of our risk management program;

•	increased competitive pressure due to consolidation;

•	diversion of management's time and attention to merger-related issues; and

•	other risks and factors identified in the December 31, 2016 Form 10-K under the heading "Risk Factors" contained in Item 1A.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The more critical accounting and reporting policies include accounting for the allowance for loan losses, valuation of goodwill and intangible assets, and valuation of assets acquired and liabilities assumed in business combinations. Accordingly, the Company’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2017. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

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

During recent years, we have focused much of our growth and expansion efforts on acquisitions of community banks that align with our strategy of growth focused within existing markets. These acquisitions have allowed us to increase our presence and build scale in these key metropolitan markets and have enhanced our organic growth opportunities. In June 2016, the Company completed the previously announced acquisition of Southcoast, which operated 10 full-service branches in and around Charleston, South Carolina. In addition, on November 1, 2016, the Company completed the previously announced acquisition of High Point, which operated 10 full-service branches in the Piedmont-Triad area of North Carolina.

On January 22, 2017, the Company entered into Merger Agreement with Pinnacle. Pursuant to the Merger Agreement, the Company will merge with and into Pinnacle and the Bank will merge with and into Pinnacle’s wholly-owned bank subsidiary, Pinnacle Bank. The transaction is expected to close at the end of the second quarter or early in the third quarter of 2017, subject to shareholder approval and other customary closing conditions.

Table 1
Financial Highlights

	For the Three Months Ended March 31,
	2017	2016
Operating data:	(Dollars in thousands, except per share information, shares in thousands)
Total interest income	$70,171	$56,481
Total interest expense	10,203	7,991
Net interest income	59,968	48,490
Provision for loan losses	1,222	647
Non-interest income	14,466	7,962
Non-interest expense	52,798	34,886
Net income	14,431	14,435

Common share and per common share data:
Diluted earnings per share	$0.28	$0.35
Dividends declared and paid	0.05	0.05
Book value	17.55	14.79
Tangible book value (1)	12.59	11.07
Weighted average diluted shares outstanding	52,357	40,885
End of period shares outstanding	52,222	40,806

Balance sheet data at period end:
Total assets	$7,575,342	$5,699,573
Originated loans	3,921,065	2,847,466
Acquired loans	1,699,802	1,390,688
Allowance for loan and lease losses	39,365	32,548
Goodwill and other intangible assets, net	259,141	151,829
Deposits	6,315,891	4,763,776
Shareholders' equity	916,638	603,553

Selected performance ratios (annualized):
Return on average assets	0.79%	1.03%
Return on average common equity	6.46%	9.72%
Return on average tangible common equity (2)	9.66%	13.71%
Net interest margin (3)	3.81%	3.96%

Asset quality ratios:
Net recoveries to average portfolio loans (annualized)	0.05%	0.02%
Allowance for loan losses to portfolio loans	0.70%	0.77%
Nonperforming assets to total assets	0.58%	0.87%
Nonperforming loans to portfolio loans	0.33%	0.45%
Excluding acquired:
Allowance for loan losses to originated loans	0.93%	1.03%
Nonperforming assets to originated loans and OREO	0.55%	0.74%
Nonperforming loans to originated loans	0.24%	0.22%

Capital ratios at period end (4):
Total risk-based capital	12.83%	12.10%
Tier 1 risk-based capital	11.10%	10.00%
Common equity tier 1	10.34%	9.25%
Tier 1 leverage	9.82%	8.91%

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

(3)
Calculated by dividing tax equivalent net interest income by average interest-earning assets. The tax equivalent adjustment was $2.2 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively.

(4)	Capital ratios are for the Company.
Management’s computation of the Company’s non-GAAP tangible common book value per share and non-GAAP return on average tangible common equity are included herein because management believes it may be useful for investors to have access to the same analytical tools used by management so that investors may assess the Company’s overall financial health and identify business and performance trends that may be more difficult to identify and evaluate when non-core items are included and to assess the relative strength of the Company's capital position. Management also believes that the computation of such non-GAAP financial measures may facilitate the comparison of the Company to other companies in the financial services industry.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

Table 2
Reconciliation of Non-GAAP Financial Measures

	For the Three Months Ended March 31,
	2017	2016
Tangible Common Book Value per Share:	(Dollars in thousands)
Shareholders' equity (GAAP)	$916,638	$603,553
Intangible assets	259,141	151,829
Tangible common shareholders equity (non-GAAP)	657,497	451,724
Common shares outstanding	52,222	40,806
Tangible common book value per share (non-GAAP)	$12.59	$11.07

Return on Average Tangible Common Equity:
Net income (GAAP)	$14,431	$14,435
Plus: Amortization of intangibles, net of tax	963	728
Tangible net income available to common shareholders (non-GAAP)	15,394	15,163
Average common shareholders' equity	905,594	597,127
Less: Average intangible assets	259,466	152,379
Average tangible common shareholders' equity (non-GAAP)	646,128	444,748
Return on average tangible common equity (non-GAAP)	9.66%	13.71%

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

Net interest income for the first quarter of 2017 was $62.2 million, an increase of $11.8 million from $50.4 million for the first quarter of 2016. The increase was primarily driven by a $1.50 billion increase in average interest-earning assets, primarily due to the acquisitions of Southcoast and High Point, respectively, as well as continued organic loan growth in our markets. Average total loans for the first quarter of 2017 were $5.58 billion, an increase of $1.33 billion, from average total loans of $4.24 billion for the first quarter of 2016.

Net interest margin for the first quarter of 2017 was 3.81%, a decrease of 15 basis points from 3.96% for the first quarter of 2016. The Company’s average yield on interest-earning assets for the first quarter of 2017 was 4.43%, a decrease of 16 basis points from 4.59% for the first quarter of 2016. The decrease was primarily due to a decrease in the yield earned on total loans, which was 4.57% for the first quarter of 2017, as compared to 4.77% for the first quarter of 2016. The decrease in yield on total loans was due to continued pricing pressure on new and renewed portfolio loans. This reduction in interest rates was partially mitigated by an increase in accretion income on the acquired loan portfolio. The Company recorded accretion income of $6.3 million during the first quarter of 2017, compared to $5.5 million of accretion income during the first quarter of 2016.

Average interest-bearing liabilities were $5.31 billion for the first quarter of 2017, an increase of $1.09 billion compared to $4.22 billion for the first quarter of 2016. The increase was primarily attributable to growth in interest-bearing deposits, which increased by $1.05 billion as compared to the first quarter of 2016. This increase was due to our recent acquisitions, as well as further market penetration in our key metropolitan areas. The Company’s average cost of interest-bearing liabilities was 0.78% for the first quarter of 2017, a slight increase compared to 0.76% for the first quarter of 2016. The average cost of the Company's interest-bearing deposits was 0.67% for the first quarter of 2017, an increase compared to 0.63% for the first quarter of 2016.

The following table details the major components of net interest income and the related yields and rates:

Table 3
Average Balance and Net Interest Income (FTE)

	Three Months Ended March 31,
	2017			2016
	Average balance	Interest	Average Rate	Average balance	Interest	Average rate
Interest-earning assets:	(Dollars in thousands)
Loans and leases (1)	$5,546,783	$62,633	4.58%	$4,204,767	$49,931	4.78%
Loans held for sale	29,893	268	3.64%	37,203	371	4.01%
Investment securities, taxable	424,259	3,144	3.01%	372,583	2,720	2.94%
Investment securities, tax-exempt (2)	467,832	6,040	5.16%	364,778	5,151	5.68%
Interest-earning balances and other	153,225	321	0.85%	139,367	214	0.62%
Total interest-earning assets	6,621,992	72,406	4.43%	5,118,698	58,387	4.59%
Other assets	769,239			516,439
Total assets	$7,391,231			$5,635,137
Interest-bearing liabilities:
Demand deposits	$3,210,592	4,859	0.61%	$2,193,939	2,902	0.53%
Savings deposits	253,135	87	0.14%	178,893	66	0.15%
Time deposits	1,541,275	3,322	0.87%	1,580,836	3,273	0.83%
Borrowings	302,798	1,935	2.59%	262,880	1,750	2.68%
Total interest-bearing liabilities	5,307,800	10,203	0.78%	4,216,548	7,991	0.76%
Non-interest-bearing deposits	1,126,691			778,114
Other liabilities	51,146			43,348
Shareholders' equity	905,594			597,127
Total liabilities and shareholder's equity	$7,391,231			$5,635,137
Net interest income and interest rate spread		$62,203	3.65%		$50,396	3.83%
Net interest margin			3.81%			3.96%

(1)	Average outstanding balances are net of deferred costs and unearned discounts and include nonaccrual loans.

(2)
Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis. The tax equivalent adjustment was $2.2 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively.

The following table details the variances in net interest income caused by changes in interest rates and changes in volumes:

Table 4
Volume and Rate Variance Analysis (FTE)

	2017 vs. 2016
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:	(Dollars in thousands)
Loans and leases	$15,106	$(2,404)	$12,702
Loans held for sale	(72)	(31)	(103)
Investment securities, taxable	355	69	424
Investment securities, tax-exempt (1)	1,423	(534)	889
Interest-earning balances and other	24	83	107
Total interest income	16,836	(2,817)	14,019

Interest expense:
Deposits:
Demand deposits	1,424	533	1,957
Savings deposits	26	(5)	21
Time deposits	(105)	154	49
Borrowings	248	(63)	185
Total interest expense	1,593	619	2,212
Net interest income increase (decrease)	$15,243	$(3,436)	$11,807

(1)	Interest income on tax-exempt investments has been adjusted to a fully taxable-equivalent basis.

Provision for Loan Losses

The Company recorded a provision for loan losses of $1.2 million for the first quarter of 2017, an increase compared to $0.6 million recorded for the first quarter of 2016. The provision for loan losses recorded during the first quarter of 2017 included $1.0 million for originated loans and $0.2 million for acquired loans, as compared to $1.0 million of provision for originated loans and $(0.4) million for acquired loans recorded during the first quarter of 2016. The increase in the provision for acquired loans was primarily due to a large relationship that experienced credit deterioration subsequent to the acquisition date.

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

Non-Interest Income

Table 5
Non-Interest Income

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Mortgage lending income	$2,221	$2,681
Service charges	2,874	2,321
Earnings on bank-owned life insurance	1,453	758
Loss on sale of investment securities, net	—	(39)
Other	7,918	2,241
Total non-interest income	$14,466	$7,962

Mortgage lending income was $2.2 million for the first quarter of 2017, a decrease compared to $2.7 million earned during the first quarter of 2016. This decrease is primarily due to a reduction in our locked mortgage pipeline, which was partially offset by a higher volume of sales activity in the secondary market. During the first quarter of 2017, the Company sold $93.6 million of mortgage loans in the secondary market, compared with $81.8 million sold during the first quarter of 2016.

Income from service charges was $2.9 million for the first quarter of 2017, an increase from $2.3 million earned during the first quarter of 2016. The increase was directly due to the increase in deposits and volume of transactions from the Company's recent acquisitions and organic growth.

Other non-interest income for the first quarter of 2017 was $7.9 million, an increase compared to $2.2 million earned during the first quarter of 2016. The Company recorded $1.6 million in trust and wealth services revenue during the first quarter of 2017, as compared to $0.4 million recorded during the first quarter of 2016. The Company also recorded $1.1 million of insurance services revenue during the first quarter of 2017. The trust and insurance services businesses were acquired as part of the acquisition of High Point during the fourth quarter of 2016. Many of the other non-interest income sources, such as income from recoveries on acquired loans, are volatile and can vary significantly from period to period.

Non-Interest Expense

Table 6
Non-Interest Expense

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Salaries and employee benefits	$28,487	$18,413
Occupancy	3,327	3,252
Furniture and equipment	2,457	2,077
Data processing and supplies	2,067	1,438
Advertising and business development	879	684
Insurance, professional and other services	7,181	2,274
FDIC insurance assessments	766	900
Loan, foreclosure and other real estate owned	1,939	1,376
Other	5,695	4,472
Total non-interest expense	$52,798	$34,886

Non-interest expense for the first quarter of 2017 included $13.3 million of transaction-related expenses, compared to $1.4 million for first quarter of 2016. Excluding these transaction-related expenses, the overall increase in non-interest expense for the first quarter of 2017, as compared to the first quarter of 2016, was directly attributable to increased headcount and facilities expenses from our recent acquisitions.

Loan, foreclosure and other real estate owned ("OREO") expenses include foreclosure and carrying costs and realized losses and write-downs of foreclosed properties. Realized losses and valuation adjustments on foreclosed property totaled $0.5 million for the first quarter of 2017, compared to $0.3 million for the first quarter of 2016. The increase in expense was also due to the fact the Company received reimbursements from the FDIC during the first quarter of 2016 for certain OREO expenses under loss-share agreements. The Company exited these loss-share agreements during the second quarter of 2016.

Other non-interest expenses totaled $5.7 million for the first quarter of 2017, an increase compared to $4.5 million for the first quarter of 2016. The increase was primarily due to increased amortization expense on acquired intangible assets and losses incurred on the disposal of fixed assets related to the Company's unified corporate branding initiative.

Income Taxes

Income tax expense was $6.0 million for the first quarter of 2017, a decrease from $6.5 million for the first quarter of 2016. We generate significant amounts of non-taxable income from tax-exempt investment securities and from investments in bank-owned life insurance, which can significantly impact our effective income tax rate. The effective income tax rate for the first quarter of 2017 was 29.3%, compared to an effective tax rate of 31.0% for the first quarter of 2016. This decrease was primarily due to an increase in our level of taxable income relative to non-taxable income.

Analysis of Financial Condition

Investment Securities

Our investment securities portfolio, which is structured with minimum credit exposure, is intended to provide us with adequate liquidity, flexibility in asset/liability management, and a source of stable income. Investment securities classified as available-for-sale are carried at fair value in the consolidated balance sheet, while investment securities classified as held-to-maturity are shown at amortized cost in the consolidated balance sheet. Our total investment securities portfolio had a carrying value of $893.0 million at March 31, 2017, as compared to $896.8 million at December 31, 2016.

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

Our investment securities portfolio included gross unrealized gains of $10.7 million and gross unrealized losses of $9.7 million at March 31, 2017, compared to gross unrealized gains of $9.1 million and gross unrealized losses of $13.2 million at December 31, 2016. Management believes that all of its unrealized losses on individual investment securities are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

At March 31, 2017, our investment securities portfolio included 497 taxable and tax-exempt debt instruments issued by various U.S. states, counties, cities, municipalities and school districts. The Company continually assesses the risk of credit default for the municipal bond portfolio and believes the portfolio has a low risk of credit default.

The following table is a summary, by U.S. state, of our investment in the obligations of state and political subdivisions:

Table 7
Obligations of State and Political Subdivisions

	Amortized Cost	Fair Value
	(Dollars in thousands)
General obligation bonds:
Texas	$133,153	$133,899
North Carolina	33,490	33,392
Pennsylvania	33,293	32,045
Ohio	31,549	31,837
Washington	29,137	29,555
South Carolina	19,181	19,087
Other (21 states)	104,595	104,403
Total general obligation bonds	384,398	384,218
Revenue bonds:
North Carolina	32,649	32,993
Indiana	16,697	17,174
Florida	11,001	11,178
Other (16 states)	52,443	53,008
Total revenue bonds	112,790	114,353
Total obligations of state and political subdivisions	$497,188	$498,571

Our largest exposure in general obligation bonds was 83 bonds issued by various school districts in Texas with a total amortized cost basis of $95.2 million and total fair value of $96.2 million at March 31, 2017. Of this total, $77.8 million in amortized cost and $78.5 million in fair value are guaranteed by the Permanent School Fund of the State of Texas.

Our investments in revenue bonds are summarized in the following table:

Table 8
Revenue Bonds by Source

	Amortized Cost	Fair Value
	(Dollars in thousands)
Water and sewer	$23,885	$23,817
College and university	19,761	19,912
Health, hospitality and nursing home	19,690	20,385
Power and electricity	7,557	7,722
Lease (abatement)	7,016	7,392
Other	34,881	35,125
Total revenue bonds	$112,790	$114,353

Our largest individual exposures in revenue bonds at March 31, 2017 were three bonds to be repaid by future pledged water and sewer revenue and seven bonds to be repaid by future pledged revenues generated from a leading academic healthcare system. The total amortized cost for these 10 securities was $15.2 million and the total fair value was $15.6 million at March 31, 2017.

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

Our evaluation of investments in state and political subdivisions at March 31, 2017 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by nationally recognized credit ratings agencies.

The Company's investment securities portfolio also includes 38 asset-backed securities, which are collateralizations of student loan pools, securitizations of cash flows derived from single family rental properties, and collateralized loan obligations, which are pools of non-investment grade corporate loans. Our investments in asset-backed securities are summarized in the following table:

Table 9
Asset-Backed Securities

	Amortized Cost	Fair Value
	(Dollars in thousands)
Collateralized by pools of single family residential rental income	$90,168	$90,421
Collateralized loan obligations	57,470	57,760
Collateralized by pools of student loans	4,848	4,500
Total asset-backed securities	$152,486	$152,681

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

Our evaluation of investments in asset-backed securities at March 31, 2017 did not uncover any facts or circumstances resulting in significantly different credit ratings than those assigned by nationally recognized credit ratings agencies.

Loans

Total portfolio loans were $5.62 billion at March 31, 2017, an increase of $165.2 million from $5.46 billion at December 31, 2016. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Table 10
Loan Portfolio Composition

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate - non-owner occupied	$1,863,001	33.1%	$1,812,601	33.2%
Commercial real estate - owner occupied	873,850	15.5%	868,438	15.9%
Multifamily	223,515	4.0%	213,184	3.9%
Farmland	3,718	0.1%	3,497	0.1%
Total commercial real estate	2,964,084	52.7%	2,897,720	53.1%
Commercial construction	467,174	8.3%	401,120	7.4%
Acquisition and development	50,782	0.9%	42,384	0.8%
Lots and land	117,152	2.1%	119,715	2.2%
Total commercial construction	635,108	11.3%	563,219	10.3%
Commercial and industrial	512,078	9.1%	501,261	9.2%
Leases	30,553	0.5%	29,529	0.5%
Total commercial loans	4,141,823	73.6%	3,991,729	73.2%
Residential mortgage	1,330,485	23.8%	1,325,440	24.3%
Residential construction - presold	67,518	1.2%	58,045	1.1%
Residential construction - speculative	57,875	1.0%	56,770	1.0%
Consumer	23,166	0.4%	23,726	0.4%
Total consumer loans	1,479,044	26.4%	1,463,981	26.8%
Total portfolio loans	$5,620,867	100.0%	$5,455,710	100.0%
Notable contributions to the change in loan balances during the first quarter of 2017 were as follows:

•	Total acquired loans totaled $1.70 billion at March 31, 2017, a decrease of $110.2 million from December 31, 2016.

•
The commercial real estate portfolio, which consists of multi-family residential property and owner and non-owner occupied nonresidential properties, totaled $2.96 billion at March 31, 2017, an increase of $66.4 million from December 31, 2016. Excluding loans acquired in business combinations, commercial real estate loans were $2.20 billion at March 31, 2017, an increase of $125.5 million from December 31, 2016. At March 31, 2017, the largest industry group within the commercial real estate category was for office and warehouse buildings, including both investment and owner occupied locations. Office and warehouse buildings represented 24.8% of the total commercial real estate portfolio and 13.1% of total portfolio loans. The next largest industry groups within the commercial real estate category were shopping centers/retail stores and hotels/motels, which each represented 18.8% and 10.5%, respectively, of the total commercial real estate portfolio and 9.9% and 5.5%, respectively, of total portfolio loans. The remaining commercial and business lending portfolio is spread over a diverse range of industries, none of which exceed 4% of total portfolio loans.

•
The commercial construction portfolio totaled $635.1 million at March 31, 2017, an increase of $71.9 million from December 31, 2016. Excluding loans acquired in business combinations, commercial construction loans were $531.3 million at March 31, 2017, an increase of $71.9 million from December 31, 2016. This portfolio includes projects that span multiple industries and locations within our footprint, with the primary components being homebuilder loans, shopping center construction projects, and hotel/motel constructions projects. The residential home builder segment continues to experience strong demand in the metropolitan markets. The Company actively manages the inventory of pre-sold and speculative loans and believes the home builder loan portfolio is well balanced, with a focus on regional builders with strong financial performance and proven track records. The growth in this portfolio during the first quarter of 2017 was primarily driven by increased funding of existing construction projects.

•
The commercial and industrial portfolio totaled $512.1 million at March 31, 2017, an increase of $10.8 million from December 31, 2016. Excluding loans acquired in business combinations, commercial and industrial loans were $384.9 million at March 31, 2017, an increase of $15.6 million from December 31, 2016. The Company's dedicated middle-market lending group has focused on growing this portfolio with the primary driver for growth being loans to owner-managed operating companies.

•
Residential mortgage loans totaled $1.33 billion at March 31, 2017, an increase of $5.0 million from December 31, 2016. Excluding loans acquired in business combinations, residential mortgage loans were $644.6 million at March 31, 2017, an increase of $45.0 million from December 31, 2016.

At March 31, 2017, second mortgage loans and home equity lines of credit for which the Company did not own or service the related first mortgage loans totaled approximately $266.8 million, which represented approximately 96% of the total second liens held by the Company.  Since substantially all first mortgage loans originated by the Company are eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  The Company monitors the increased credit risk associated with second mortgage loans and home equity lines of credit for which the Company does not own or service the related first mortgage loans as part of the overall management of the relationship. If the Company identifies significant deterioration in a borrower’s credit quality, the Company may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are offered as “revolving” lines of credit which have a 15-year maturity and draw period. Borrowers are able to choose scheduled monthly interest-only payments during the term of the line or monthly payments of 1.5% of the outstanding principal, along with associated interest. The full principal amount is due at maturity as a lump-sum balloon payment under the interest-only payment option.  At March 31, 2017, approximately 96% of the home equity lines of credit were paying scheduled monthly interest-only payments. At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are obtained.  Our underwriting criteria include analysis of the loan amount in relation to the borrower's total mortgage debt, in addition to normal credit underwriting guidelines.  If the borrower qualifies under our current underwriting standards, the loans are either converted to conventional second mortgage loans that are fully amortizing or refinanced along with the existing first mortgage into a new first mortgage loan.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.

The following table summarizes the maturity dates of our home equity lines of credit:

Table 11
Home Equity Line of Credit Maturities

(Dollars in thousands)
2017	$9,296
2018	9,404
2019	12,497
2020	12,868
2021	13,466
Thereafter	383,285
$440,816

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

Total deposits at December 31, 2016 were $6.32 billion, an increase of $232.9 million from total deposits of $6.08 billion at December 31, 2016. While the majority of the increase was in transactional deposits, the Company increased wholesale funding and used the proceeds to repay short-term debt during the first quarter of 2017. Wholesale deposits comprised 21.3% of total deposits at March 31, 2017, which is consistent with the funding mix as of December 31, 2016.

Borrowings

The total carrying value of our borrowings was $287.5 million at March 31, 2017, a decrease of $82.5 million from $370.0 million at December 31, 2016. As noted above, during the first quarter of 2017 the Company utilized additional wholesale funding to repay $72.2 million of short-term borrowings. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. Long-term funding is comprised of long-term FHLB advances, subordinated notes and junior subordinated debentures. The Company will prepay FHLB advances from time to time as funding needs change.

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

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and OREO, totaled $43.8 million, or 0.58% of total assets, at March 31, 2017, an increase compared to $41.2 million, or 0.56% of total assets, at December 31, 2016. Nonperforming assets that were not acquired by the Company totaled $21.7 million at March 31, 2017, compared to $19.9 million at December 31, 2016.

The following table summarizes total nonperforming assets for the past five quarters:

Table 12
Nonperforming Assets

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands)
Nonaccrual loans - non-acquired	$9,315	$6,647	$7,662	$5,407	$6,228
Nonaccrual loans - acquired	9,464	7,989	9,347	11,756	12,706
OREO - non-acquired	12,397	13,109	13,352	15,806	14,987
OREO - acquired	12,587	13,380	14,696	14,708	15,783
90 days past due - non-acquired	—	115	10	10	—
90 days past due - acquired	—	—	—	—	—
Total nonperforming assets	$43,763	$41,240	$45,067	$47,687	$49,704
Total nonperforming assets - non-acquired	$21,712	$19,871	$21,024	$21,223	$21,215

Loans restructured/modified not included in above,
(not 90 days past due or on nonaccrual)	$7,415	$7,693	$7,878	$9,839	$14,984

Ratio of total nonperforming assets to total assets	0.58%	0.56%	0.66%	0.74%	0.87%
Ratio of total nonperforming loans to total portfolio loans	0.33%	0.27%	0.34%	0.36%	0.45%

Excluding acquired:
Ratio of nonperforming assets to originated loans and OREO	0.55%	0.54%	0.61%	0.67%	0.74%
Ratio of nonperforming loans to originated loans	0.24%	0.19%	0.22%	0.17%	0.22%

Total nonaccrual loans were $18.8 million at March 31, 2017, an increase from total nonaccrual loans of $14.6 million at December 31, 2016. Nonaccrual loans that were not acquired by the Company were $9.3 million at March 31, 2017, an increase compared to $6.6 million at December 31, 2016. The increase in non-accrual loans that were not acquired by the Company was primarily due to a larger quantity of smaller dollar loans being reclassified to non-accrual.

Total OREO was $25.0 million at March 31, 2017, a decrease from total OREO of $26.5 million at December 31, 2016. OREO properties that were not acquired by the Company were $12.4 million at March 31, 2017, a decrease compared to $13.1 million at December 31, 2016. The carrying values of OREO represent the lower of the carrying amount or fair value less costs to sell.

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

Analysis of Allowance for Loan Losses

The allowance for loan losses was $39.4 million at March 31, 2017, an increase from $37.5 million at December 31, 2016. The ratio of the allowance for loan losses to total portfolio loans was 0.70% at March 31, 2017, compared to 0.69% at December 31, 2016. Excluding loans acquired by the Company, the ratio of the allowance for loans to portfolio loans was 0.93% at March 31, 2017. compared to 0.95% at December 31, 2016.

The Company experienced $0.6 million in net recoveries of previously charged-off loans during the first quarter of 2017, compared to net recoveries of $0.2 million during the first quarter of 2016. Gross charge-offs were $0.4 million during the first quarter of 2017 and first quarter of 2016, respectively.

The following table presents information related to the allowance for loan losses for the periods presented:

Table 13
Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Beginning balance	$37,501	$31,647
Provision for credit losses:
Loan not covered under loss-share(1)	1,222	1,059
Loan covered under loss-share(1)	—	(412)
Change in FDIC indemnification asset	—	52
Net recoveries on loans covered under loss-share (1)	—	189
Charge-offs on loans not covered under loss-share(1):
Commercial real estate	—	(141)
Commercial construction	(145)	—
Residential mortgage	(160)	(154)
Consumer and other	(46)	(9)
Total charge-offs	(351)	(304)

Recoveries on loans not covered under loss-share(1):
Commercial real estate	82	46
Commercial construction	132	9
Commercial and industrial	322	123
Residential construction	6	7
Residential mortgage	412	106
Consumer and other	39	26
Total recoveries	993	317
Net recoveries on loans not covered under loss-share(1)	642	13
Ending balance	$39,365	$32,548

Total
Ratio of allowance for loan losses to total portfolio loans	0.70%	0.77%
Excluding acquired
Ratio of allowance for loan losses to originated loans	0.93%	1.03%
(1) The Bank terminated all loss-share agreements with the FDIC during the second quarter of 2016.
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

Capital Resources

Total shareholders’ equity was $916.6 million at March 31, 2017, an increase from shareholders’ equity of $901.9 million at December 31, 2016.

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

The Bank and the Company's capital levels are characterized as "well-capitalized" under the Basel III Capital Rules. The capital adequacy ratios for the Bank and the Company are set forth below:

Table 14
Capital Adequacy Ratios

Bank of North Carolina:	Well-Capitalized Regulatory Threshold	March 31, 2017	December 31, 2016
Total risk-based capital	10.00%	12.35%	12.37%
Tier 1 risk-based capital	8.00%	11.72%	11.75%
Common equity tier 1	6.50%	11.72%	11.75%
Tier 1 leverage	5.00%	10.37%	10.45%
BNC Bancorp:
Total risk-based capital	10.00%	12.83%	13.03%
Tier 1 risk-based capital	8.00%	11.10%	11.28%
Common equity tier 1	6.50%	10.34%	10.54%
Tier 1 leverage	5.00%	9.82%	10.03%

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
The Company also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Company has filed a universal shelf registration statement with the SEC under which the Company may, from time to time, offer senior debt securities, subordinated debt securities, convertible debt securities, preferred stock, common stock, warrants or units.

While dividends from the Bank and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company securities). The Parent Company did not receive dividends from subsidiaries during the first quarter of 2017.

The Bank has $180.0 million of borrowing capacity from established federal funds and other unsecured lines with counterparty banks. The Bank also has the ability to borrow from the FHLB and the Federal Reserve Bank, with $1.37 billion and $383.1 million, respectively, in available credit at March 31, 2017. The Bank also has excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the FHLB or other parties as necessary.

Investment securities are an important tool to the Company’s liquidity objective. Of the $893.0 million in the Company's investment securities portfolio at March 31, 2017, $579.9 million are designated as available-for-sale. Some of these securities are pledged to secure collateralized deposits, borrowings and for other purposes as required or permitted by law. The remaining investment securities could be pledged or sold to enhance liquidity, if necessary. The Bank may also issue institutional certificates of deposit and brokered certificates of deposit.

For the first quarter of 2017, net cash provided by operating activities and financing activities was $46.2 million and $143.9 million, respectively, while net cash used in investing activities was $154.3 million, for a net increase in cash and cash equivalents of $35.8 million from December 31, 2016. The primary cash outflows during the first quarter of 2017 related to funding the Company's continued organic loan growth and the repayment of outstanding debt. The primary cash inflows related to cash received from core operations and increased deposits.

For the first quarter of 2016, net cash provided by operating activities and financing activities was $25.1 million and $11.5 million, respectively, while net cash used in investing activities was $98.2 million, for a net decrease in cash and cash equivalents of $61.5 million from December 31, 2015. The primary cash outflows during the first quarter of 2016 related to the funding the Company's continued organic loan growth, the purchase of investments, which includes both investment securities and bank-owned life insurance, and the repayment of short-term borrowings. The primary cash inflows related to cash received from core operations and increased deposits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in more detail in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, asset/liability management involves the evaluation, monitoring and management of interest rate risk, liquidity and funding. While the Board of Directors has overall responsibility for the Company’s asset/liability management policies, BNC’s Asset and Liability Committee monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk and adherence to BNC’s policies.

The Company has not experienced any material change in the risk of its portfolios of interest-earning assets and interest-bearing liabilities from December 31, 2016 to March 31, 2017. See Note 6 “Derivatives” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report for more information on the Company’s strategies to hedge its interest rate risk.

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

As of March 31, 2017, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 “Commitments and Contingencies” to the accompanying Consolidated Financial Statements in Item 1 of Part I of this report.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

BNC BANCORP

Date:	May 8, 2017	By: /s/ Richard D. Callicutt II
Richard D. Callicutt II
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2017	By: /s/ David B. Spencer
David B. Spencer
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 22, 2017, by and among Pinnacle Financial Partners, Inc., BNC Bancorp and Blue Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on January 23, 2017.

3.1	Amendment of the Amended and Restated Bylaws of BNC Bancorp, dated January 22, 2017, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 23, 2017.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley-Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.